Form 10-Q
period 1994-03-31
A L LABORATORIES INC
filed 1994-05-12
CIK 730469

_________________________________________________________________
          _________________________________________________________________






                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


                 Quarterly Report Pursuant To Section 13 or 15 (d) of
                         the Securities Exchange Act of 1934



          For quarter ended                  Commission file number 1-8593
          March 31, 1994

                               A. L. LABORATORIES, INC.
                (Exact name of registrant as specified in its charter)

                    Delaware                       22-2095212
             (State of  Incorporation)     (I.R.S. Employer  Identification
          No.)

                  One Executive Drive, Fort Lee, New Jersey    07024
                  (Address of principal executive offices)   zip code

                                    (201) 947-7774
                 (Registrant's Telephone Number Including Area Code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.


                              YES    X         NO

               Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 3, 1994:

              Class A Common Stock, $.20 par value -- 13,333,855 shares; Class B Common Stock, $.20 par value -- 8,226,562 shares.

                               A. L. LABORATORIES, INC.

                                        INDEX




                                                                 Page No.


          PART I.  FINANCIAL INFORMATION


             Item 1.  Financial Statements


               Consolidated Condensed Balance Sheet as of
               March 31, 1994 and December 31, 1993                  3

               Consolidated Statement of Income for the
               Three Months Ended March 31, 1994 and 1993            4

               Consolidated Condensed Statement of Cash
               Flows for the Three Months Ended March 31,
               1994 and 1993                                         5

               Notes to Consolidated Condensed Financial
               Statements                                            6-7


             Item 2.  Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                     8-10




          PART II.  OTHER INFORMATION


               Signatures                                            11


               Exhibit 11 - Computation of Earnings
                             per Common Share                        12

                      A. L. LABORATORIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEET
                              (In thousands of dollars)



                                                    March 31,
                                                      1994       December 31,
                                                  (Unaudited)       1993
     ASSETS
     Current assets:
       Cash and cash equivalents                    $  9,328        $ 8,420
       Accounts receivable, net                       72,559         84,982
       Inventories                                    78,847         77,829
       Other                                           4,918          5,074

          Total current assets                       165,652        176,305

     Property, plant and equipment, net              123,231        118,012
     Intangible assets                               114,456        115,445
     Other assets and deferred charges                13,243         13,440

               Total assets                         $416,582       $423,202
                                                     =======        =======
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Current portion of long-term debt            $  8,094       $  8,035
       Short-term debt                                49,799         55,518
       Accounts payable and accrued liabilities       52,847         57,770
       Accrued and deferred income taxes               4,305          3,534
          Total current liabilities                  115,045        124,857

     Long-term debt                                   81,748         81,713
     Deferred income taxes                            23,346         23,311
     Other non-current liabilities                     8,501          8,490

     Stockholders' equity:
       Class A Common Stock                            2,716          2,714
       Class B Common Stock                            1,646          1,646
       Additional paid-in-capital                    111,662        111,473
       Foreign currency translation
         adjustment                                    4,536          3,302
       Retained earnings                              72,880         71,194
       Treasury stock, at cost                        (5,498)        (5,498)

          Total stockholders' equity                 187,942        184,831

               Total liabilities and
                stockholders' equity                $416,582       $423,202
                                                     =======        =======


                     The accompanying notes are an integral part
                 of the consolidated condensed financial statements.

                               A. L. LABORATORIES, INC.
                           CONSOLIDATED STATEMENT OF INCOME
                                     (Unaudited)

                        (In thousands, except per share data)


                                                       Three Months Ended
                                                            March 31,
                                                         1994        1993

          Total revenue                                $91,373     $77,788

             Cost of sales                              56,326      44,740

          Gross profit                                  35,047      33,048

             Selling, general and
               administrative expenses                  28,866      25,070

          Operating income                               6,181       7,978

             Interest expense                           (1,816)     (1,606)
             Other, net                                     56         156

          Income before provision for income taxes       4,421       6,528

             Provision for income taxes                  1,764       2,611

          Net income                                   $ 2,657     $ 3,917
                                                        ======      ======


          Average common shares outstanding:
            Primary                                     21,548      21,492
            Fully diluted                               21,581      21,601
                                                        ======      ======
          Earnings per common share:
            Primary                                    $   .12     $   .18
                                                        ======      ======
            Fully Diluted                              $   .12     $   .18
                                                        ======      ======

          Dividend per common share                    $  .045     $  .045
                                                        ======      ======











                    The accompanying notes are an integral part
                 of the consolidated condensed financial statements.

                      A. L. LABORATORIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                              (In thousands of dollars)
                                     (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                        1994       1993
          Operating Activities:
            Net income                                $  2,657   $  3,917
            Adjustments to reconcile net
             income to net cash provided
             by operating activities, principally
             depreciation and amortization               4,922      4,590
            Changes in assets and liabilities,
             net of effects from business
             acquisition:
               Decrease in accounts receivable          13,087      9,814
               (Increase) in inventory                   ( 461)    (2,577)
               (Decrease) in accounts payable
                 and accrued expenses                   (5,360)    (1,534)
               Other                                       675     (1,321)
                 Net cash provided by
                   operating activities                 15,520     12,889

          Investing Activities:
            Capital expenditures,net                    (7,698)    (2,817)
            Acquisition of a manufacturing
             facility and other intangibles                       (14,977)
                 Net cash used in investing
                   activities                           (7,698)   (17,794)

          Financing Activities:
            Dividends paid                                (971)      (968)
            Net borrowings under lines of credit        (6,142)     4,248
            Reduction of long-term debt                    (33)      (228)
            Other, net                                     166         33
                 Net cash used in
                  financing activities                  (6,980)     3,085

          Exchange Rate Changes:
            Effect of exchange rate changes
              on cash                                      196         17

            Income tax effect of exchange rate
              changes on intercompany advances            (130)       (67)
                 Net cash flows from exchange
                   rate changes                             66        (50)

          Increase (Decrease) in Cash                      908     (1,870)

          Cash and cash equivalents at
            beginning of year                            8,420      5,569
          Cash and cash equivalents at
            end of period                             $  9,328   $  3,699
                                                       =======    =======
                     The accompanying notes are an integral part
                 of the consolidated condensed financial statements.

                      A. L. LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)
                              (In thousands of dollars)



          1.   General

               The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in
          conjunction   with  the  consolidated   financial  statements  of
          A. L. Laboratories, Inc. and Subsidiaries included in the Company's 1993 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

          2.  Inventories

               Inventories consist of the following:

                                             March 31,    December 31,
                                               1994           1993

               Finished product             $40,645          $40,650
               Work-in-process               13,428           10,347
               Raw materials                 24,774           26,832
                                            $78,847          $77,829

          3.   Supplemental Cash Flow Information:

                                             March 31,      March 31,
                                               1994           1993

               Cash paid for interest       $   861         $    960
               Cash paid for taxes            1,467            2,177


          4.   Potential Business Combination with A. L. Oslo

               A Special Committee of the Board of  Directors was appointed in 1992 to evaluate the feasibility of combining the Company and the related pharmaceutical, animal and aquatic health and bulk antibiotic businesses of A. L. Oslo. During 1994, the Special Committee, together with management and the Board of Directors, has discussed various proposed structures and terms of a transaction in which the related businesses of A. L. Oslo would become part of the Company. These discussions are continuing. It is expected that any such combination, if consummated, would be accounted for in a manner similar to a pooling of interests since the Company and A. L. Oslo are under common control. In

                      A. L. LABORATORIES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)
                              (In thousands of dollars)



          addition, any proposed transaction will be submitted for approval to the Class A shareholders.

               During 1994, the Company paid fees to the Special Committee of the Board of Directors and incurred costs for investment banking, legal and other related services pertaining to the possible combination. These costs which were approximately $250 and $500 in the quarters ended March 31, 1993 and 1994, respectively, were charged to expense.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
          Condition and Results of Operations

          Results of Operations

               Total revenue increased $13.6 million (17.5%) in the first quarter of 1994 compared to 1993. Operating income in 1994 was $6.2 million, a decrease of $1.8 million, compared to 1993. Net income was $2.7 million ($.12 per share fully diluted) compared to $3.9 million ($.18 per share fully diluted) in 1993.

               Revenue in the U.S. Pharmaceutical Group ("USPG") accounted for the majority of the increase. Revenue from sales of liquids by Barre National, Inc. ("Barre") and the manufacturing facility at Lincolnton, N.C. ("Lincolnton"), which was acquired in March 1993, accounted for most of the increase. Sales of cough and cold products, including products containing iodinated glycerol, increased due to strong market demand and to a lesser extent improved pricing. Also contributing to the increase in USPG's sales were products introduced in late 1993, Epinephrine Mist , and Clotrimazole Cream.

               Revenue increased for Dumex Ltd. ("Dumex") due to increased volume and relatively stable currency conditions in most European markets. Current and future pricing in European markets continues to be regulated and suppressed by proposed and enacted legislation in a number of markets.

               Animal Health and Bulk Antibiotic revenues increased primarily due to volume of the BMD antibiotic and products used in combination with BMD both domestically and internationally. Offsetting the increases were lower revenues from sales of fish vaccines for farm raised salmon due to a smaller overall market than 1993 and increased competition.

               On a consolidated basis gross profit increased $2.0 million while the gross margin percentage declined from 42.5% in 1993 to 38.4% in 1994.

               The decline in the gross margin percentage resulted primarily from the USPG. As previously stated the USPG's revenues represented a majority of the revenue increase. Overall USPG gross margins are lower than both the Animal Health and Bulk Antibiotic segment and Dumex gross margins. The addition of sales volume at lower than Company average gross margins has the effect of lowering the overall gross margin percentage.

               USPG gross profits increased in amount but declined as a percent of sales due primarily to continued higher production and operating costs incurred to maintain regulatory compliance with "Current Good Manufacturing Practices" ("CGMP"). Due to increased production and sales volume, Barre absorbed and recovered a substantial amount of the additional CGMP costs. NMC and Able however, continue to incur substantial regulatory costs, both direct and indirect, which had the effect of lowering their gross profits. Gross profits related to the Lincolnton facility continue to be negatively affected by unabsorbed overhead incurred in the first quarter.

               Animal Health, Bulk Antibiotic and Dumex gross margins percentages declined marginally due primarily to the mix of products sold.

               Operating expenses increased $3.8 million or 15.1% compared to a 17.5% revenue increase. The increases reflect higher selling expense related to volume and higher research and development expenses related to planned increases for various projects. General and administrative expense increases included higher expenses related to the possible combination transaction with A. L. Oslo. (See Note 4 to the Consolidated Condensed Financial Statements.) In addition, the Company continues to incur significant expenses to build an Oral Health Care ("OHC") business.

               Operating income decreased $1.8 million due primarily to lower operating income in the Pharmaceutical segment primarily due to lower gross profits percentages, higher expenses primarily for R&D projects and continued expenses incurred to build an OHC infrastructure. Animal Health and Bulk Antibiotic operating income increased marginally on a comparative basis.

               In the first quarter of 1994 the OHC business, which is included in the Pharmaceutical segment, continued to incur expenses in excess of revenues. However, revenues continue to increase and on a comparative basis the loss was approximately the same as the first quarter of 1993.

               Interest expense increased $.2 million due to increased debt compared to the first quarter of 1993.

          Animal Health Business

               The Company's Animal Health division's principal product is the BMD antibiotic. In the first quarter and continuing to date the competition has lowered prices for products which directly compete with BMD to gain market share. The Company has been affected in that volume has been reduced and certain prices have softened. The Company believes this competition may reduce operating margins in 1994.

          Governmental Actions affecting the Company

               The Company's operations are subject to regulation which includes inspections of manufacturing facilities, requires approvals to market products, and can result in the recall of products and suspension of production. In the United States the Food and Drug Administration (FDA), has imposed more stringent regulatory requirements on the pharmaceutical industry.

               The U.S. manufacturing companies included in the Company's Pharmaceutical Segment, Barre, NMC, and Able, are affected in that they are required to comply with the FDA's interpretation of CGMP. In this regard, Barre and Able are parties to separate consent decrees with the FDA which define the specific standards they must meet to comply with CGMP.

               In 1994, regulatory compliance has continued to effect cost directly by requiring the addition of personnel, programs and capital and indirectly by adding activities without directly increasing efficiency. The costs both direct and indirect of regulatory compliance (which have increased in recent years) are expected to continue to increase in the future.

               In April 1993,  Barre, ParMed and Able, together  with other marketers, were requested by the FDA to discontinue marketing products to treat respiratory congestion which contain iodinated glycerol. The Company believes these products should remain on the market. During the period May 1993 - October 1993 the
          Company did not ship these products. As a result of the Company's support of its position to the FDA that these products should remain on the market and the fact that the innovator company was allowed to continue shipping, the Company resumed marketing of these products on a limited basis in late October 1993.

               In the first quarter of 1994 the sales and income from these products exceeded the first quarter of 1993 and reflected strong market demand for these products. Any future impact on sales and earnings will depend on the ultimate FDA decision on the iodinated glycerol product line. However, if the product line is discontinued and/or a recall is required, the immediate impact will be negative.

          Financial Condition

               Working capital at March 31, 1994 was $50.6 million compared to $51.4 million at December 31, 1993. The current ratio was
          1.44 to 1 at March 31, 1994 compared to 1.41 to 1 at year end. Long-term debt to stockholders' equity was .43:1 at March 31, 1994 compared to .44:1 at December 31, 1993.

               The Company is presently considering its requirements for long-term financing for both capital expenditures and acquisitions including the possible combination with the related businesses of A. L. Oslo. In this regard, the Company is considering long-term financing options with financial institutions and in public markets both domestic and foreign. The Company expects it will be able to obtain the required long-term financing as needed.

                             PART II.  OTHER INFORMATION


          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                11. Computation of Earnings per Common Share for the three months ended March 31, 1994 and 1993.

          (b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended March 31, 1994.






                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        A. L. LABORATORIES, INC.
                                        (Registrant)









          Date:  May 12, 1994           /s/ Jeffrey E. Smith
                                        Jeffrey E. Smith
                                        Executive Vice President,
                                        Member of the Office of the
                                        Chief Executive and Chief
                                        Financial Officer

                                                                 Exhibit 11


                               A. L. Laboratories, Inc.
                       Computation of Earnings per Common Share
                              Primary and Fully Diluted
                  (Dollars in thousands, except for per share data)



                                                       Three Months Ended
                                                           March 31,
                                                       1994         1993

     Computation for Statement of Income

       Primary earnings per share:

       Net income                                 $     2,657    $     3,917
                                                   ==========     ==========

         Average common shares outstanding         21,548,000     21,492,000
                                                   ==========     ==========

         Earnings per common share - Primary            $0.12          $0.18
                                                   ==========     ==========

       Fully diluted earnings per share:

           Net income                             $     2,657    $     3,917
                                                   ==========     ==========

       Average common shares outstanding           21,548,000     21,492,000
       Additions:

         Dilutive effect of outstanding options
          determined by treasury stock method          32,947        109,205

                                                   21,580,947     21,601,205
                                                   ==========     ==========

       Earnings per common share - Fully diluted        $0.12          $0.18
                                                   ==========     ==========