Form 10-Q
period 1994-06-30
A L LABORATORIES INC
filed 1994-08-10
CIK 730469

_________________________________________________________________
_________________________________________________________________






               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934



For quarter ended                  Commission file number 1-8593
June 30, 1994

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


                   YES    X         NO

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 4, 1994:

    Class A Common Stock, $.20 par value -- 13,349,278 shares;
    Class B Common Stock, $.20 par value --  8,226,562 shares.

                    A. L. LABORATORIES, INC.

                              INDEX




                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements


     Consolidated Condensed Balance Sheet as of
     June 30, 1994 and December 31, 1993                   3

     Consolidated Statement of Income for the
     Three and Six Months Ended June 30, 1994
     and 1993                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Six Months Ended June 30,
     1994 and 1993                                         5

     Notes to Consolidated Condensed Financial
     Statements                                            6-8


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     9-14



PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote
            of Security Holders                            15

     Signatures                                            16

     Exhibit 11 - Computation of Earnings
                   per Common Share                       17-18

                 A. L. LABORATORIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)

                                               June 30,
                                                 1994        December 31,
                                              (Unaudited)       1993

ASSETS
Current assets:
  Cash and cash equivalents                    $  6,676       $  8,420
  Accounts receivable, net                       77,312         84,982
  Inventories                                    82,053         77,829
  Other                                           6,956          5,074
     Total current assets                       172,997        176,305

Property, plant and equipment, net              133,707        118,012
Intangible assets                               113,731        115,445
Other assets and deferred charges                12,242         13,440

          Total assets                         $432,677       $423,202
                                                =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt            $  9,560       $  8,035
  Short-term debt                                61,365         55,518
  Accounts payable and accrued liabilities       54,255         57,770
  Accrued and deferred income taxes               4,090          3,534
     Total current liabilities                  129,270        124,857

Long-term debt                                   77,842         81,713
Deferred income taxes                            23,797         23,311
Other non-current liabilities                     9,798          8,490

Stockholders' equity:
   Class A Common Stock                           2,719          2,714
   Class B Common Stock                           1,646          1,646
   Additional paid-in-capital                   111,891        111,473
   Foreign currency translation
     adjustment                                   7,134          3,302
   Retained earnings                             74,078         71,194
   Treasury stock, at cost                       (5,498)        (5,498)

     Total stockholders' equity                 191,970        184,831

          Total liabilities and
           stockholders' equity                $432,677       $423,202
                                                =======        =======


                The accompanying notes are an integral part
            of the consolidated condensed financial statements.

                   A. L. LABORATORIES, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
                   (In thousands, except per share data)

                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                                1994       1993        1994        1993
Total revenue                 $93,997     $81,753    $185,370    $159,541

   Cost of sales               58,265      48,351     114,591      93,091

Gross profit                   35,732      33,402      70,779      66,450

   Selling, general and
     administrative expenses   30,152      27,490      59,018      52,560

Operating income                5,580       5,912      11,761      13,890

   Interest expense            (1,850)     (1,649)     (3,666)     (3,255)

   Other, net                    (120)         13        ( 64)        169

Income before provision
 for income taxes               3,610       4,276       8,031      10,804

   Provision for income taxes   1,440       1,737       3,204       4,348

Net income                    $ 2,170     $ 2,539    $  4,827    $  6,456

Average common shares
 outstanding:

  Primary                      21,561      21,501      21,554      21,497

  Fully diluted                21,592      21,626      21,590      21,622

Earnings per common share:

  Primary                     $   .10     $   .12    $    .22    $    .30

  Fully diluted               $   .10     $   .12    $    .22    $    .30

Dividends per common share    $  .045     $  .045    $    .09    $    .09






                The accompanying notes are an integral part
            of the consolidated condensed financial statements.

              A. L. LABORATORIES, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (In thousands of dollars)
                              (Unaudited)

                                              Six Months Ended
                                                   June 30,
                                               1994       1993
Operating Activities:
  Net income                                $  4,827   $  6,456
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization              10,059      9,109
  Changes in assets and liabilities,
   net of effects from business
   acquisition:
     Decrease in accounts receivable           9,773      9,316
     (Increase) in inventory                  (2,501)    (6,612)
     (Decrease)/increase in accounts
       payable and accrued expenses           (3,688)     2,194
     Other                                      (542)    (3,689)
       Net cash provided by
         operating activities                 17,928     16,774

Investing Activities:
  Capital expenditures,net                   (20,345)    (7,844)
  Purchase of acquired business, net of
    cash acquired                                       (12,965)
  Acquisition of product line and other
    intangibles                                          (4,006)
       Net cash used in investing
         activities                          (20,345)   (24,815)

Financing Activities:
  Dividends paid                              (1,943)    (1,936)
  Net borrowings under lines of credit         4,546     (1,812)
  Proceeds from long-term debt                           13,000
  Reduction of long-term debt                 (2,666)    (1,434)
  Other, net                                     623        (36)
       Net cash provided by
         financing activities                    560      7,782
Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                      576       (130)
  Income tax effect of exchange rate
    changes on intercompany advances            (463)       264
       Net cash flows from exchange
         rate changes                            113        134

Decrease in Cash                              (1,744)      (125)
Cash and cash equivalents at
  beginning of year                            8,420      5,569
Cash and cash equivalents at
  end of period                             $  6,676   $  5,444
                                             =======    =======

              The accompanying notes are an integral part of the consolidated condensed financial statements.

1.  General

     The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of
A. L. Laboratories, Inc. and Subsidiaries included in the Company's 1993 Annual Report on Form 10-K. The reported results for the six month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

     Inventories consist of the following:

                                   June 30,     December 31,
                                     1994           1993

     Finished product             $43,444          $40,650
     Work-in-process               10,639           10,347
     Raw materials                 27,970           26,832
                                  $82,053          $77,829

3.   Supplemental Cash Flow Information:

                                   June 30,       June 30,
                                     1994           1993

     Cash paid for interest       $ 2,604         $  3,573
     Cash paid for taxes            3,477            5,508


4.   Planned Business Combination with A. L. Oslo

     In May 1994 the Company entered into an agreement with Apothekernes Laboratorium A.S ("A.L. Oslo") to combine the pharmaceutical, animal health, bulk antibiotic and aquatic animal health businesses of A.L. Oslo ("Related Norwegian Businesses") with the Company. The agreement was unanimously approved by the Board of Directors, following a recommendation by a Special Committee of the Board consisting of the Directors elected by the holders of the Class A shares. The transaction will require approval of the shareholders of both corporations, including a majority of the outstanding A. L. Laboratories' Class A shares, voting as a separate class. In addition to shareholder approval, the transaction is subject to a number of other conditions including the approval of Norwegian governmental authorities and acceptance of the exchange offer by holders of at least 90% of the capital stock of A.L. Oslo.

     Prior to the consummation of the acquisition A.L. Oslo will transfer the assets and liabilities of the Related Norwegian Businesses into a new company ("New A.L. Oslo") in a transaction called a demerger. A demerger in Norway is similar to a spin-off in the United States. Each holder of A.L. Oslo shares will receive shares of New A.L. Oslo on a pro-rata basis.

The agreement requires the Company to pay the shareholders of New A.L. Oslo 170 million Norwegian Kroner ("NOK") and warrants to purchase 3.6 million shares of A. L. Laboratories Class A Common Stock. The warrants will have an exercise price equal to 140% of the average trading price prior to closing if the average price is within a specified range. The cash portion of the purchase price has been adjusted from 170 to 160 million NOK as a result of a 10 million NOK dividend which was paid in June 1994. (Using the exchange rate at June 30, 1994, 160 million NOK equals approximately $23,100.)

     The Company is required to account for the acquisition of all of the outstanding New A.L. Oslo Shares as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of New A.L. Oslo will be combined with the Company at historical cost in a manner similar to a pooling-of-interests; and the Company's historical financial statements will be restated to reflect the combined results of operations, assets, liabilities and net worth of the Company and the Related Norwegian Businesses. The payment of the cash purchase price will be reflected as a reduction of combined equity when the Transactions are consummated.

     Commencing in 1992 and continuing through the first quarter of 1994 the Company paid fees to the Special Committee of the Board of Directors and incurred costs for investment banking, legal and other related services pertaining to the combination. Due to the fact that the combination was not reasonably assured prior to reaching agreement these costs were expensed. Upon reaching a final agreement the Company has incurred and will continue to incur an increased level of similar expenses relating to the combination.

     The Company now believes the combination is reasonably assured and accordingly has deferred combination costs commencing in the second quarter of 1994. Such costs will be charged to the combined company as of the closing date. If the combination is not consummated such costs will be charged in the period the combination is abandoned. The following summarizes the combination costs expensed and deferred in the periods presented:

                         Three Months         Six Months
                         Ended June 30,      Ended June 30,
                         1994      1993      1994      1993

Combination expenses:

     Expensed            $ --      $250      $500      $500

     Deferred            $900      $ --      $900      $ --

     The Company is presently preparing a proxy statement for distribution to Class A shareholders which will announce a Special Meeting (expected in September 1994) to vote on the Combination and will include detail information on the Related Norwegian Businesses and pro forma combined financial statements.

5.   Subsequent Events - Business Acquisition

     On July 21, 1994, the Company announced the acquisition of the Wade Jones Company ("Wade Jones") headquartered in Lowell,
Arkansas. Wade Jones is a major distributor of poultry animal health products and also manufactures and blends certain animal health products.

     The purchase agreement required a purchase price of approximately $8,200 subject to adjustments based on actual financial position on the closing date. In addition, the agreement provides for contingent payments based on future product approvals. The Company will account for the acquisition in accordance with the purchase method.

     The purchase price was financed under an acquisition advance note which bears interest at prime less 1/4% and is due on October 31, 1994.

     Wade Jones sales for the fiscal year end October 3, 1993 were approximately $25,900 and for the nine months ended June 30, 1994 were $19,500.
Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations - Six Months Ended June 30, 1994

     Total revenue increased $25.8 million (16.2%) in the six months ended June 30, 1994 compared to 1993. Operating income in 1994 was $11.8 million, a decrease of $2.1 million, compared to 1993. Net income was $4.8 million ($.22 per share fully diluted) compared to $6.5 million ($.30 per share fully diluted) in 1993.

     Revenue increases in the U.S. Pharmaceutical Group ("USPG") accounted for the majority of the overall revenue increase.
Revenue increased in all units included in USPG with most of the increase accounted for by sales of liquids by Barre National, Inc. ("Barre") and the manufacturing facility at Lincolnton, N.C. ("Lincolnton"), which was acquired in March 1993. Sales of cough and cold products, including products containing iodinated glycerol, increased due to strong market demand and to a lesser extent improved pricing. Also contributing approximately $5.0 million to the increase in USPG's sales were products introduced in late 1993, (Epinephrine Mist, and Clotrimazole Cream) and products introduced in 1994 (Cimetidine HCL Oral Solution and Miconazole Vaginal Suppositories).

     Revenue increased for Dumex Ltd. ("Dumex") due to increased volume and relatively stable currency conditions in most European markets. Current pricing in European markets continues to be regulated and suppressed by enacted legislation to lower pharmaceutical costs in a number of markets.

     Animal Health and Bulk Antibiotic revenues increased due to higher volume sales of the BMD antibiotic and products used in combination with BMD both domestically and internationally. In addition sales volume of bulk pharmaceuticals and antibiotics increased. Offsetting the increases were lower revenues from sales of fish vaccines for farm raised salmon due to a smaller overall market than 1993 and increased competition.

     On a consolidated basis gross profit increased $4.3 million while the gross margin percentage declined from 41.7% in 1993 to 38.2% in 1994.

     The overall decline in the gross margin percentage resulted primarily from the impact of the USPG. As previously stated the USPG's revenues represented a majority of the revenue increase. Overall USPG gross margins are lower than both the Animal Health and Bulk Antibiotic segment and Dumex gross margins. The addition of sales volume at lower than Company average gross margins has the effect of lowering the overall gross margin percentage.

     USPG gross profits increased in amount but declined as a percent of sales due primarily to continued production and operating costs incurred to maintain regulatory compliance with "Current Good Manufacturing Practices" ("CGMP"). Due to increased production and sales volume, Barre accounted for the majority of the increased in gross profit dollars and improved its margin percentage. NMC and Able Laboratories, Inc. however, continue to incur regulatory costs, both direct and indirect, which had the effect of lowering their gross profits. Gross profits related to the Lincolnton facility continue to be negatively affected by unabsorbed overhead incurred in the six month period.

     Overall, Animal Health gross margins were lower in percentage and marginally lower in amount than 1993 as a result of lower revenues from high margin fish vaccines, competition in the poultry market which lowered prices, and an increase in volume of products which have lower then the Company average gross margins. Bulk Antibiotic and Dumex gross margin percents declined minimally primarily due to the mix of products sold.

     Operating expenses increased $6.5 million or 12.3% compared to a 16.2% revenue increase. The increases reflect higher selling expense related to volume, higher research and development expenses related to planned increases for various projects, and general and administrative expense increases for personnel to support growth and higher amortization of intangible assets. In addition, the Company continues to incur significant expenses to build an Oral Health Care ("OHC") business.

     Operating income decreased $2.1 million due primarily to lower operating income in the Animal Health Group resulting from lower gross profit percentages and amounts and higher expenses primarily for selling and R&D. The pharmaceutical segment operating income also declined due mainly to higher R&D expenses.

     In the six months ended June 30, 1994 the OHC business, which is included in the Pharmaceutical segment, continued to incur expenses in excess of revenues. However, on a comparative basis the operating loss was approximately $.5 million improved compared to the first half of 1993.

     Interest expense increased $.4 million due to increased debt compared to the first half of 1993.

Results of Operations - Three Months Ended June 30, 1994

     Total revenue increased $12.2 million (15.0%) in the second quarter of 1994 compared to 1993. Operating income in 1994 was $5.6 million, a decrease of $.3 million, compared to 1993. Net income was $2.2 million ($.10 per share fully diluted) compared to $2.5 million ($.12 per share fully diluted) in 1993.

          Revenue in the U.S. Pharmaceutical Group ("USPG") accounted for the majority of the increase. Revenue from sales of liquids by Barre National, Inc. ("Barre") including products containing iodinated glycerol, increased due to market demand and to a lesser extent improved pricing. Contributing approximately $3.5 million to the increase in USPG's sales were products introduced in late 1993, (Epinephrine Mist, and Clotrimazole Cream) and products introduced in 1994 (Cimetidine and Miconazole Vaginal Suppositories). In addition, sales by ParMed, a generic distributor, increased due to generally increased demand for generics and the introduction of other new generic products (not manufactured by the Company).

     Revenue increased for Dumex Ltd. ("Dumex") due to increased volume and relatively stable currency conditions in most European markets. Current pricing in European markets continues to be regulated and suppressed by proposed and enacted legislation in a number of markets.

     Animal Health and Bulk Antibiotic revenues increased primarily due to volume of products used in combination with BMD both domestically and internationally. Partially offsetting the increases were lower revenues due to lower prices of the BMD antibiotic due to increased competition.

     On a consolidated basis gross profit increased $2.3 million while the gross margin percentage declined from 40.9% in 1993 to 38.0% in 1994.

     The decline in the gross margin percentage resulted mainly from lower gross profit dollars and gross margin percents occurring in the Animal Health division due primarily to lower prices for the BMD antibiotic in the Poultry market. In addition, as previously stated the USPG's revenues represented a majority of the revenue increase. Overall USPG gross margins are lower than both the Animal Health and Bulk Antibiotic segment and Dumex gross margins. The addition of sales volume at lower than Company average gross margins has the effect of lowering the overall gross margin percentage.

     USPG gross profits increased significantly in amount and declined marginally as a percent of sales. Barre margins increased in the second quarter due to leverage achieved due to volume increases and sales of higher margin products. NMC and Able however, continue to incur substantial regulatory costs, both direct and indirect, which had the effect of lowering their gross profits. Gross profits related to the Lincolnton facility continue to be negatively affected by unabsorbed overhead incurred in the second quarter.

     Dumex gross margins percentages declined marginally due primarily to the mix of products sold.

     Operating expenses increased $2.7 million or 9.7% compared to a 15.0% revenue increase. The increases reflect higher selling expense related to volume and higher research and development expenses related to planned increases for various projects. In addition, the Company continues to incur significant expenses to build an Oral Health Care ("OHC") business.

     Operating income decreased $.3 million due primarily to lower operating income in the Animal Health segment resulting from lower gross profit amounts and percentages and higher expenses for selling expenses and R&D projects. Pharmaceutical operating income increased on a comparative basis. Pharmaceutical operating income was positively impacted by the effects of higher volume and the introduction of new products in the USPG.

     In the second quarter of 1994 the OHC business, which is included in the Pharmaceutical segment, continued to incur expenses in excess of revenues. However, on a comparative basis the loss was approximately $.5 million improved compared to the second quarter of 1993.

     Interest expense increased $.2 million due to increased debt compared to the second quarter of 1993.

Animal Health Business

     The Company's Animal Health division's principal product is the BMD antibiotic. In the first quarter and continuing to date the competition has lowered prices for products which directly compete with BMD to gain market share. The Company has been affected in that incentive programs to protect market share were introduced in the second quarter which had the effect of increasing volume and lowering prices in certain markets. The Company believes the competition and the programs instituted to meet the competition may have the effect of lowering overall margins in 1994. In addition, the Company believes that the programs instituted may have moved some volume from the third to the second quarter.

Governmental Actions affecting the Company

     The Company's operations are subject to regulation which includes inspections of manufacturing facilities, requires approvals to market products, and can result in the recall of products and suspension of production. In the United States the Food and Drug Administration (FDA), has continued to impose more stringent regulatory requirements on the pharmaceutical industry.

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

     In April 1993, Barre, ParMed and Able, together with all other manufacturers and marketers, were requested by the FDA to discontinue marketing products to treat respiratory congestion which contain iodinated glycerol. During the period May 1993 - October 1993 the Company did not ship these products. As a result of the Company's support of its position to the FDA that these products should remain on the market and the fact that the innovator company was allowed to continue shipping, the Company resumed marketing of these products on a limited basis in late October 1993.

     In July 1994, the innovator company reached agreement with the FDA for the orderly cessation of sales of these products. The
Company has advised the FDA that it ceased the manufacture and distribution of these products.

     In the first half of 1994 sales of iodinated glycerol products significantly exceeded the corresponding period in 1993 and reflected strong market demand (i.e. 1994 sales were approximately 3% of the Company's sales). The prospective loss of sales of iodinated glycerol will negatively impact the Company's future operations. Due to the Company's anticipation of the possible cessation of sales and the FDA's current position allowing an orderly cessation without recalls the current impact of the discontinuance of iodinated glycerin products has been minimized and is included in the results of operations. Should the FDA ultimately require a recall additional expense amounts would be required.

     The iodinated glycerol products line was used to treat respiratory congestion resulting from coughs and colds. The
Company has a broad line of other cough and cold remedies which may provide alternative therapies to the iodinated glycerol product line. The Company cannot predict the extent, if any, which the alternative products will be substituted.

Planned Combination with the Related Businesses of A. L. Oslo

     In connection with the planned combination with the related businesses of A. L. Oslo (See Note 4 to the condensed financial statements), the Company expects to incur an impact on net income of up to $3.0 million for investment banking, legal, accounting and other transaction expenses and tax effects relating to the combination to be incurred and recorded by the Company subsequent to the signing of the agreement in May 1994. Tax effects of the combination will include the non-deductibility for tax purposes of a majority of the expenses previously incurred or to be incurred to complete the combination. The Company is presently deferring such expenses and will charge them to the combined Company on the closing date. The closing date is expected late in the third quarter or early in the fourth quarter.

Financial Condition

     Working capital at June 30, 1994 was $43.8 million compared to $51.4 million at December 31, 1993. The current ratio was 1.34 to 1 at June 30, 1994 compared to 1.41 to 1 at year end. Long-term debt to stockholders' equity was .41:1 at June 30, 1994 compared to .44:1 at December 31, 1993.

     The Company is presently considering its requirements for long-term financing for both capital expenditures and acquisitions including the acquisition of Wade Jones Company and the planned combination with the related businesses of A. L. Oslo. To finance the acquisition of Wade Jones Company the Company has obtained advance acquisition financing for $8.0 million. (See Note 5 to the consolidated condensed financial statements.) The Company intends to refinance and include this amount in the long-term financing the Company is presently negotiating with financial institutions, both domestic and foreign, to provide financing for the acquisition of the related Norwegian businesses, additional acquisition lines and a revolving line of credit. The Company expects it will successfully conclude the negotiations and will be able to obtain the required long-term financing as needed.

                   PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A. L. Laboratories, Inc. annual meeting was held on June 20,
     1994.

(b) Proxies were solicited by A. L. Laboratories, Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11. Computation of Earnings per Common Share for the three and six months ended June 30, 1994 and 1993.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the six months ended June 30, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              A. L. LABORATORIES, INC.
                              (Registrant)






Date:  August 11, 1994        /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Executive Vice President and
                              Chief Financial Officer

                                                       Exhibit 11


                    A. L. Laboratories, Inc.
            Computation of Earnings per Common Share
                    Primary and Fully Diluted
        (Dollars in thousands, except for per share data)


                                                  Three Months Ended
                                                      June 30,
                                                  1994         1993
Computation for Statement of Income

  Primary earnings per share:

  Net income                                 $     2,170    $     2,539
                                              ==========     ==========

    Average common shares outstanding         21,561,000     21,501,000
                                              ==========     ==========

    Earnings per common share - Primary            $0.10          $0.12
                                              ==========     ==========

  Fully diluted earnings per share:

      Net income                             $     2,170    $     2,539
                                              ==========     ==========

  Average common shares outstanding           21,561,000     21,501,000
  Additions:

    Dilutive effect of outstanding options
     determined by treasury stock method          30,794        125,324

                                              21,591,794     21,626,324
                                              ==========     ==========

  Earnings per common share - Fully diluted        $0.10          $0.12
                                              ==========     ==========

                                                                  Exhibit 11


                          A. L. Laboratories, Inc.
                  Computation of Earnings per Common Share
                          Primary and Fully Diluted
              (Dollars in thousands, except for per share data)


                                                   Six Months Ended
                                                      June 30,
                                                  1994         1993
Computation for Statement of Income

  Primary earnings per share:

  Net income                                 $     4,827    $     6,456
                                              ==========     ==========

    Average common shares outstanding         21,554,000     21,497,000
                                              ==========     ==========

    Earnings per common share - Primary            $0.22          $0.30
                                              ==========     ==========

  Fully diluted earnings per share:

      Net income                             $     4,827    $     6,456
                                              ==========     ==========

  Average common shares outstanding           21,554,000     21,497,000
  Additions:

    Dilutive effect of outstanding options
     determined by treasury stock method          35,772        125,324

                                              21,589,772     21,622,324
                                              ==========     ==========

  Earnings per common share - Fully diluted        $0.22          $0.30
                                              ==========     ==========