Form 10-Q
period 1994-09-30
A L LABORATORIES INC
filed 1994-11-10
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
September 30, 1994

                        A.L. PHARMA INC.
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

                       YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 4, 1994:

   Class A Common Stock, $.20 par value -- 13,360,844 shares;
    Class B Common Stock, $.20 par value --  8,226,562 shares

                        A.L. PHARMA INC.

                             INDEX




                                                       Page No.

PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     September 30, 1994 and December 31, 1993               3

     Consolidated Statement of Income for the
     Three and Nine Months Ended September 30,
     1994 and 1993                                           4

     Consolidated Condensed Statement of Cash
     Flow for the Nine Months Ended September 30,
     1994 and 1993                                           5

     Notes to Consolidated Condensed Financial
     Statements                                              6-13


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      14-21


PART II.  OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of
          Security Holders                                 22

  Item 6. Exhibits and Reports on Form 8K                  23

  Signatures                                               24

  Exhibit 11 - Computation of Earnings                     25-26
              per Common Share

                A.L. PHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)

                                      September 30,
                                          1994      December 31,
                                      (Unaudited)      1993
ASSETS
Current assets:
  Cash and cash equivalents               $  4,442   $  8,420
  Accounts receivable, net                  91,511     84,982
  Inventories                               97,065     77,829
  Other                                      5,052      5,074
      Total current assets                 198,070    176,305

Property, plant and equipment, net         146,530    118,012
Intangible assets                          118,698    115,445
Other assets and deferred charges           14,077     13,440
      Total assets                        $477,375   $423,202

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $  4,005   $  8,035
  Short-term debt                           49,377     55,518
  Accounts payable and accrued
      liabilities                           69,729     57,770
  Accrued and deferred income taxes          5,846      3,534
      Total current liabilities            128,957    124,857

  Long-term debt                           120,460     81,713
  Deferred income taxes                     24,371     23,311
  Other non-current liabilities              7,691      8,490

Stockholders' equity:
  Class A Common Stock                       2,722      2,714
  Class B Common Stock                       1,646      1,646
  Additional paid-in-capital               112,096    111,473
  Foreign currency translation
      adjustment                             8,608      3,302
  Retained earnings                         76,346     71,194
  Treasury stock, at cost                  (5,522)    (5,498)

      Total stockholders' equity           195,896    184,831
        Total liabilities and
          stockholders' equity            $477,375   $423,202

           The accompanying notes are an integral part of the consolidated condensed financial statements.

                             A.L. PHARMA INC.
                     CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
                  (In thousands, except per share data)

                              Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                              1994       1993       1994       1993

Total revenue               $101,180  $83,016    $286,550  $242,557
   Cost of sales              61,890   53,310     176,481   146,401
Gross profit                  39,290   29,706     110,069    96,156

   Selling, general and
     administrative expenses  31,645   26,936      90,663    79,496

Operating income               7,645    2,770      19,406    16,660

   Interest expense           (2,240)  (1,503)     (5,906)   (4,758)
   Other, net                    (11)     113         (75)      282

Income from operations
 before provision
 for income taxes              5,394   1,380       13,425   12,184

   Provision for income taxes  2,153     669        5,357    5,017

Net income                  $  3,241   $ 711      $ 8,068  $ 7,167

Average common shares
 outstanding:
  Primary                     21,576  21,509       21,562    21,501
  Fully diluted               21,633  21,571       21,619    21,585

Earnings per common share:
  Primary                       $.15    $.03         $.37      $.33

  Fully Diluted                 $.15    $.03         $.37      $.33

Dividends per common share     $.045    $.045        $.135     $.135


               The accompanying notes are an integral part of the consolidated condensed financial statements.

                   A.L. PHARMA INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (In thousands of dollars)
                              (Unaudited)
                                                 Nine Months Ended
                                                   September 30,
                                                 1994      1993
Operating Activities:
 Net income                                      $8,068    $7,167
 Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                 15,359    14,017
 Changes in assets and liabilities,
   net of effects from business
   acquisition:
      (Increase) Decrease in
        accounts receivable                     (1,243)     3,718
      (Increase) in inventory                  (13,911)   (6,623)
      Increase in accounts payable
         and accrued expenses                     7,906     1,364
      Other                                     (2,228)   (3,563)
        Net cash provided by
          operating activities                   13,951    16,080

Investing Activities:
 Capital expenditures, net                     (29,630)  (13,241)
 Unexpended industrial revenue bond proceeds    (2,834)
Acquisition of product line and other
   intangibles                                            (4,006)
 Purchase of acquired businesses,
   net of cash acquired                         (7,599)  (12,965)
   Net cash used in investing activities       (40,063)  (30,212)

Financing Activities:
 Dividends paid                                 (2,916)   (2,848)
 Net borrowings under lines of credit            22,681     7,787
 Proceeds from long-term debt                     6,000    13,000
 Reduction of long-term debt                    (4,248)   (4,352)
 Other, net                                         618       300
      Net cash used in financing activities      22,135    13,887
Exchange Rate Changes:
 Effect of exchange rate changes on cash            808     (237)
 Income tax effect of exchange rate
   changes on intercompany advances               (809)       306
   Net cash flows from exchange rate changes        (1)        69

 Decrease in cash                               (3,978)     (176)
 Cash and cash equivalents at beginning
  of year                                                   8,420
5,569
 Cash and cash equivalents at end
   of period                                   $  4,442   $ 5,393

               The accompanying notes are an integral part of the consolidated condensed financial statements.

                    A.L. PHARMA INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)
                        (In thousands of dollars)

1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements of A. L. Laboratories, Inc. and Subsidiaries included in the Company's 1993 Annual Report on Form
10-K. On October 3, 1994 the Company changed its name to A.L. Pharma Inc. The reported results for the nine month period ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories

     Inventories consist of the following:

                                 September 30,   December 31,
                                      1994          1993

     Finished product                $56,428       $40,650
     Work-in-process                  10,334        10,347
     Raw materials                    30,303        26,832
                                     $97,065       $77,829

3.   Supplemental Cash Flow Information:

                                 September 30,   September 30,
                                     1994            1993


     Cash paid for interest           $4,677        $4,682
     Cash paid for taxes               4,213         6,046

4.   Long-term Debt

     In August 1994 the Company issued Industrial Development Revenue Bonds for $6,000 in connection with the expansion of the Lincolnton, North Carolina plant. The bonds require monthly interest payments at a floating rate approximating the current money market rate on tax exempt bonds and the payment by the Company of an annual letter of credit fee of approximately 3/4%. The bonds require a yearly sinking fund redemption of $500,000 commencing in August 1996. To account for the unexpended bond proceeds at September 30, 1994, the Company has classified $2,834 of cash, which is restricted for use in the plant expansion, as construction in progress.

5.   Business Acquisition - Wade Jones Company

      On July 21, 1994, the Company announced the acquisition of the Wade Jones Company ("Wade Jones") headquartered in Lowell, Arkansas. Wade Jones is a major distributor of poultry animal health products and also manufactures and blends certain animal health products.

       The purchase agreement required a purchase price of approximately $8,200 subject to adjustments based on actual financial position on the closing date. In addition, the agreement provides for contingent payments based on future product approvals. The Company will account for the acquisition in accordance with the purchase method. The excess of purchase price over the underlying estimated fair value of net assets acquired based on a preliminary purchase price allocation is being amortized over 20 years.

      The purchase price was financed under an acquisition advance note which bears interest at prime less 1/4%. This note was repaid in the overall refinancing of the Company. (See Note 6a to the consolidated condensed financial statements.)

      Had the acquisition of Wade Jones occurred as of January 1, 1993 revenues and net income would have been as follows:

                      Three Months Ended     Nine Months Ended
                         September 30,         September 30,

                              1993            1994      1993

Revenues                    $88,500         $298,800 $260,900

Net income                     $691           $8,283   $7,392

Earnings per common share

   Primary                     $.03             $.38     $.34
   Fully diluted               $.03             $.38     $.34

       Revenues and net income for the three months ended September 30, 1994 would have not changed materially since the acquisition was completed on July 21, 1994 and results of operations include Wade Jones from that date.

6.   Subsequent Events

     6a.  Refinancing the Company

      On September 28, 1994 the Company signed a $185,000 credit agreement with a consortium of banks arranged by the Union Bank of Norway and Den norske Bank A.S. The agreement provides funding for the refinancing of existing indebtedness, the acquisition of the Related Norwegian Businesses including related transaction costs, fees and expenses and for general corporate purposes. (See
Note 6b to the consolidated condensed financial statements.)

     The credit agreement provides for the loans as follows:

                    Term Loan   Term Loan     Revolving Credit
                        A           B             Facility

Maximum Amount      $ 65,000    $ 72,000      $ 48,000

Term                7 yrs       5 yrs         3 yrs 3 months

Extension           No          No            One year periods
at option of banks

Interest rate       Libor plus  Libor plus    Libor plus
                    1.375%      1.25%         1.125%

Repayment
   commences:         2 yrs     2 yrs         3 yrs 3 months
                                              subject to
                                              extension

Repayment periods:  semi-annual semi-annual   at maturity

Amount of
  Repayment:        5% to 9%    5% to 10%     Revolving
                    of loan     of loan       100% at
                    amount      amount        maturity
                    per year    per year
                    30% at      55% at
                    final       final
                    maturity    maturity

Amount borrowed on
 October 3, 1994    $65,000     $72,000       $5,000

Interest rate       6.375%      6.25%         6.125%

      On October 3, 1994 concurrent with the acquisition of the Related Norwegian Businesses the Company borrowed $142,000 under the agreement and subsequently repaid long-term debt of $71,279 and line of credit debt of $30,620.

      Accordingly,  in  the balance sheet of September  30,  1994  all
debt   which  was  refinanced  and  would  have  been  classified   as
current amounting to $37,965, has been classified as long-term.

     6b.  Acquisition of the Related Norwegian Businesses

      On October 3, 1994, the Company completed the acquisition of the pharmaceutical, animal health, bulk antibiotic and aquatic animal health businesses of Apothekernes Laboratorium A.S (the "Related Norwegian Businesses"). Concurrent with the closing of the acquisition (the "Closing"), the Company changed its name to "A.L. Pharma Inc."

       The   combination  of  the  Related  Norwegian  Businesses   of
Apothekernes Laboratorium A.S ("A.L. Oslo") with A. L. Laboratories was completed pursuant to a Restructuring Agreement dated as of May 16, 1994 (the "Restructuring Agreement"), which was approved separately by the shareholders of the Company (including the holders of the Company's Class A shares voting separately) and A. L. Oslo. A.L. Oslo is the beneficial owner of 100% of the outstanding shares of the Company's Class B stock and is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast in excess of a majority of the votes in any vote of the Company's stockholders. In addition, Einar W. Sissener, a director and the
Chairman and Chief Executive Officer of A.L. Oslo owns or has authority to vote approximately 50.8% of the outstanding A.L.
Oslo shares. The consideration paid by the Company to the shareholders of A.L. Oslo was approximately $24 million in cash, and warrants to purchase 3.6 million shares of the Company's Class A Common Stock. The warrants expire on January 3, 1999 and have an exercise price of $21.945. As indicated, the Company obtained the funds for the acquisition under a credit agreement and related documents dated September 28, 1994 between the Company and certain of its subsidiaries and a consortium of banks.

      Commencing in 1992 and continuing through the first quarter of 1994 the Company paid fees to the Special Committee of the Board of Directors and incurred costs for investment banking, legal and other related services pertaining to the combination. Due to the fact that the combination was not reasonably assured prior to reaching agreement these costs were expensed. Upon reaching a final agreement the Company has incurred an increased level of similar expenses relating to the combination.

      Accordingly, commencing in the second quarter of 1994 the Company has deferred costs relating to the combination. Such costs will be charged to the combined company as of the closing date. (i.e. the fourth quarter 1994.) The following summarizes
the   combination  costs  expensed  and  deferred   in   the   periods
presented:

                      Three Months Ended     Nine Months Ended
                         September 30,          September 30,
                       1994         1993     1994        1993

Combination expenses:

     Expensed          $ --         $150     $  500      $650

     Deferred          $650         $ --     $1,550      $ --

      As a result of the closing in the fourth quarter 1994 the Company will incur additional combination expenses for investment banking, legal, accounting and other transaction expenses (including expensing debt issuance costs related to existing debt refinanced in the fourth quarter) and tax effects related to the consummation of the combination. Tax effects of the combination will include the non-deductibility, for tax purposes, of certain expenses previously incurred or incurred in the fourth quarter to complete the acquisition.

      The Company is required to account for the acquisition of the Related Norwegian Businesses of A.L. Oslo as a transfer and exchange between companies under common control. Accordingly, the assets and liabilities of the Related Norwegian Businesses will be combined with the Company at historical cost in a manner similar to a pooling-of-interests; and the Company's historical financial statements will be restated to reflect the combined results of operations, assets, liabilities and net worth of the Company and of the Related Norwegian Businesses. The payment of the cash purchase price will be reflected as a reduction of combined equity as of the closing date.

      The restated results of operations for the three and nine months ended September 30, 1994 and 1993 are as follows:

                     Three Months Ended    Nine Months Ended
                        September 30,        September 30,
                       1994        1993      1994       1993

Total Revenue         $117,438   $97,418   $335,776   $289,708
Gross Profit            48,261    38,402    138,995    124,251
Operating Income         9,904     4,742     26,813     23,131
Net Income               4,001       829     10,363      7,660
Earnings per
  Common Share:
     Primary               .19       .04        .48        .36
     Fully Diluted         .18       .04        .48        .35
     Fully Diluted -
        Supplemental       .17       .03        .44        .32

      The supplemental restated earnings per share presented above include the effect of the cash consideration and the 3,600,000 warrants which were paid October 3, 1994 to effect the combination. To be comparative, the Company believes that restated fully diluted earnings per share should include the effect of imputed interest expense on the cash consideration actually paid and the dilutive effect, if any, of the warrants.

       The proforma condensed combined balance sheet as of September 30, 1994 includes estimated transaction expenses, refinancing of the Company's long-term debt, the payment of the cash purchase price, and the issuance of the warrants. The comparative condensed combined balance sheet as of December 31, 1993 includes the accounts of the Related Norwegian businesses and the Company as restated.

Balance Sheet Data (at end of period):

                            September 30,         December 31,
                                1994                  1993

Current assets                  $226,845           $202,913
Non-current assets               356,814            324,704
Total assets                    $583,659           $527,617

Current liabilities             $145,704           $139,205
Long-term debt, less
   current maturities            204,612            144,350
Deferred taxes and other
   non-current liabilities        42,940             40,129
Stockholders' equity             190,403            203,933
Total liabilities and equity    $583,659           $527,617

Item   2.     Management's  Discussion  and  Analysis   of   Financial
Condition and Results of Operations

Results of Operations - Nine Months Ended September 30, 1994

      Total  revenue  increased  $44.0 million  (18.1%)  in  the  nine months ended September 30, 1994 compared to 1993. Operating income in 1994 was $19.4 million, an increase of $2.7 million, compared to 1993. Net income was $8.1 million ($.37 per share fully diluted) compared to $7.2 million ($.33 per share fully diluted) in 1993.

      Revenue increases in the U.S. Pharmaceutical Group ("USPG") accounted for the majority of the overall revenue increase. Revenue increased in all units included in USPG with most of the increase accounted for by sales of liquids by Barre National, Inc. ("Barre") and the manufacturing facility at Lincolnton, N.C. ("Lincolnton"), which was acquired in March 1993. Sales of cough and cold products, including products containing iodinated glycerol, increased due to strong market demand and to a lesser extent improved pricing. Also contributing approximately $9.9 million to the increase in USPG's sales were products introduced in late 1993, (Epinephrine Mistr, and Clotrimazole Cream) and products introduced in 1994 (Cimetidine HCL Oral Solution, Clobetasol Cream and Ointment and Miconazole Vaginal Suppositories).

      Revenue increased for Dumex Ltd. ("Dumex") due to increased volume in most European markets. Current pricing in European markets continues to be regulated and suppressed by enacted legislation to lower pharmaceutical costs in a number of markets.

      Animal Health and Bulk Antibiotics revenues increased due to the acquisition of Wade Jones Company in July 1994, higher volume sales of BMDr antibiotic, and international and domestic sales of products commonly used in combination with BMD domestically. In addition sales volume of bulk pharmaceuticals and antibiotics increased. Offsetting the increases were marginally lower revenues from sales of fish vaccines for farm raised salmon due to a smaller overall market than 1993.

      On a consolidated basis gross profit increased $13.9 million while the gross margin percentage declined from 39.6% in 1993 to 38.4% in 1994.

      The overall decline in the gross margin percentage resulted from lower overall Animal Health gross margins and the impact of the USPG. As previously stated the USPG's revenues represented a majority of the revenue increase. Overall USPG gross margins are lower than both the Animal Health and Bulk Antibiotics segment and Dumex gross margins. The addition of sales volume at lower than Company average gross margins has the effect of lowering the overall gross margin percentage.

      USPG gross profits increased significantly in amount and on an overall basis increased marginally as a percent of sales due to continued production and operating costs incurred to maintain regulatory compliance with "Current Good Manufacturing Practices" ("CGMP") offset by increased production and sales volume. Barre accounted for the majority of the increase in gross profit dollars and improved its margin percentage. NMC and Able Laboratories, Inc. ("Able") however, continue to incur regulatory costs, both direct and indirect, which had the effect of lowering their gross profits. Gross profits related to the Lincolnton facility continue to be negatively affected by unabsorbed overhead incurred in the nine month period.

      Overall, Animal Health gross margins were marginally lower in percentage than 1993 as a result of lower revenues from high margin fish vaccines, competition in the poultry market which lowered prices, and an increase in volume of products which have lower than the Company average gross margins including the gross margin on products sold by Wade Jones (acquired in July 1994). Bulk Antibiotics and Dumex gross margin percentages declined minimally primarily due to the mix of products sold. Gross margin dollars for Animal Health and Bulk Antibiotics and Dumex increased due to higher volume.

      Operating expenses increased $11.2 million or 14.1% compared to a 18.1% revenue increase. The increases reflect higher selling expense related to volume, higher research and development expenses related to planned increases for various projects, and general and administrative expense increases for personnel to support growth and additional amortization of intangible assets due to 1993 additions. In addition, the Company continues to incur significant expenses to build an Oral Health Care ("OHC") business.

       Operating  income  increased  $2.7  million  due  primarily  to
higher   operating   income   in   the  pharmaceutical   segment   due
primarily to volume increases.

       In   the   nine  months  ended  September  30,  1994  the   OHC
business, which is included in the Pharmaceutical segment, continued to incur expenses in excess of revenues. However, on a comparative basis the operating loss improved approximately $1.2 million compared to the nine months ended September 30, 1993.

       Interest expense increased $1.1 million due to increased debt to fund acquisitions, capital expenditures and sales growth and higher interest rates compared to 1993.

Results of Operations - Three Months Ended September 30, 1994

      Total revenue increased $18.2 million (21.9%) in the third quarter of 1994 compared to 1993. Operating income in 1994 was $7.6 million, an increase of $4.9 million, compared to 1993. Net income was $3.2 million ($.15 per share fully diluted) compared to $.7 million ($.03 per share fully diluted) in 1993.

      Revenue in the U.S. Pharmaceutical Group ("USPG") increased primarily due to sales of liquids by Barre, including products containing iodinated glycerol, and to a lesser extent improved pricing. Contributing approximately $5.3 million to the increase in USPG's sales were products introduced in late 1993, (Epinephrine Mistr, and Clotrimazole Cream) and products introduced in 1994 (Cimetidine, Clobetasol Cream and Ointment and
Miconazole Vaginal Suppositories). In addition, sales by ParMed, a generic distributor, increased due to generally increased demand for generics and the introduction of other new generic products (not manufactured by the Company).

      Revenue increased for Dumex due to increased volume in most European markets. Current pricing in European markets continues to be regulated and suppressed by enacted legislation to lower pharmaceutical costs in a number of markets.

       Animal   Health   and   Bulk  Antibiotics  revenues   increased
primarily  due  to  the  acquisition of Wade  Jones  Company  in  July
1994 and also due to volume of products used in combination with BMD both domestically and internationally. Revenues for the BMD antibiotic were essentially unchanged as lower revenues in the poultry  segment  due  to  lower prices  and  volume  were  offset  by
volume   increases  in  the  swine  segment,  and  the   Mexican   and
Canadian markets.

      On a consolidated basis gross profit dollars increased $9.6 million and the gross margin percentage increased from 35.8% in 1993 to 38.8% in 1994.

      The increase in the gross margin percentage resulted mainly from higher gross profit dollars and gross margin percentages occurring in the USPG division. Barre margins increased in the third quarter as a result of leverage achieved due to volume
increases  and  sales  of  higher  margin  products.   NMC  and   Able
however, continue to incur substantial regulatory costs, both direct and indirect, which had the effect of lowering their gross margins. Gross profits related to the Lincolnton facility continue to be negatively affected by unabsorbed overhead incurred in the third quarter.

      Dumex and Animal Health gross margin dollars increased due to volume while percentages declined marginally due primarily to the mix of products sold and the acquisition by Wade Jones by Animal Health.

      Operating expenses increased $4.7 million or 17.6% compared to a 21.9% revenue increase. The increases reflect higher selling expense related to volume and higher research and development expenses related to planned increases for various projects. In addition 1994 includes operating expenses incurred by the Wade Jones Company acquired in July 1994.

       Operating income increased $4.9 million due primarily to higher operating income in the Pharmaceutical segment resulting from operating leverage which increased gross profit amounts and percentages at a rate exceeding variable selling expenses. Animal Health operating income increased on a comparative basis as a result of the acquisition of Wade Jones and higher volume.

      In the third quarter of 1994 the OHC business, which is included in the Pharmaceutical segment, continued to incur expenses in excess of revenues. However, on a comparative basis the loss was approximately $.6 million improved compared to the third quarter of 1993.

      Interest expense increased $.7 million due to increased debt to fund acquisitions, capital expenditures and sales growth and higher interest rates compared to the third quarter of 1993.
Animal Health Business

      The Company's Animal Health division's principal product is BMD antibiotic. In the first quarter and continuing to date the competition has lowered prices for products which directly
compete  with  BMD  to  gain  market  share.   The  Company  has  been
affected in that incentive programs to protect market share were introduced in the second quarter which had the effect of increasing volume and lowering prices in certain markets. The Company believes the competition and the programs instituted to meet the competition have had the effect of lowering overall margins in 1994. In addition, the Company believes that the programs instituted may have moved some volume from the third to the second quarter.

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

      In 1994, regulatory compliance has continued to affect cost directly by requiring the addition of personnel, programs and capital and indirectly by adding activities without directly increasing efficiency. The costs both direct and indirect of regulatory compliance (which have increased in recent years) are expected to continue to increase in the future.

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

      In July 1994, the innovator company reached agreement with the FDA for the orderly cessation of sales of these products. In late July the Company advised the FDA that it ceased the manufacture and distribution of these products.

       Through July 1994 sales of iodinated glycerol products exceeded the corresponding period in 1993 and reflected strong market demand (i.e. 1994 sales were approximately 3% of the Company's year to date sales). The prospective loss of sales of iodinated glycerol will negatively impact the Company's future operations. Due to the Company's anticipation of the possible cessation of sales and the FDA's current position allowing an orderly cessation without recalls, the current impact of the discontinuance of iodinated glycerol products has been minimized and is included in the results of operations. Should the FDA ultimately require a recall additional expense amounts would be required.

       The iodinated glycerol product line was used to treat respiratory congestion resulting from coughs and colds. The Company has a broad line of other cough and cold remedies which may provide alternative therapies to the iodinated glycerol product line. The Company cannot predict the extent, if any, which the alternative products will be substituted.

Combination with the Related Businesses of A. L. Oslo

       In   connection   with  the  combination   with   the   related
businesses  of  A.  L.  Oslo  in October  1994  (See  Note  5  to  the
condensed financial statements), the Company will expense in the fourth quarter 1994 up to $3.6 million for investment banking, legal, accounting and other transaction expenses, including the expensing of debt issuance costs related to existing debt which was refinanced, and tax effects relating to the combination to be incurred and recorded by the Company subsequent to the signing of the agreement in May 1994. Tax effects of the combination will include the non-deductibility for tax purposes of certain expenses previously incurred or to be incurred to complete the combination. The Company is presently deferring combination expenses and will charge them to the combined Company on the closing date (i.e. in the fourth quarter).

      As a result of the acquisition, there may be a restructuring charge taken in the fourth quarter of 1994. Such a charge and its magnitude has yet to be determined. Subsequent to a closing, the Company will operate as a pharmaceutical and animal health company and will be managed on a global basis through decentralized strategic business divisions. Key executives have been named by the Chief Executive Officer to head the various divisions. Each division head has begun a study of their business to determine what actions may be taken to realize potential synergies of the acquisition and to maximize both the divisions and the Company's global competitive position. Such actions may include facilities rationalization and reduction of personnel. At the conclusion of the studies, the head of each division working with the Chief Executive Officer, will make appropriate recommendations to the Board of Directors. It is anticipated that the Board will decide on the recommended actions by December 31, 1994. Given the timing of this plan, the financial impact of the actions that may be taken as a result of such studies and the related actions of the Board of Directors is not estimable at this time.

Financial Condition

      Relative to year end 1993, the Company has increased its working capital requirements, (in particular for inventory and accounts receivable), primarily as a result of increased sales levels. In addition, the 1994 capital expenditure program includes a major expansion of the Animal Health facility in
Chicago Heights, Illinois and the USPG expansion of the Lincolnton, North Carolina facility.

      As indicated in Footnote 6 to the Condensed Consolidated Financial Statements, subsequent to the end of the third quarter the Company concluded the refinancing of the Company to meet its current capital needs and acquired the Related Norwegian Businesses of A.L. Oslo.
      As a result of the acquisition, on a proforma combined basis the Company has incurred increased levels of long-term debt. A comparison  of  certain  of  the combined amounts  and  ratios  is  as follows:
                         Proforma            Historical
                         Combined             Company
                              September 30, 1994

Working capital        $81.1 million        $69.1 million

Current ratio            1.56 to 1            1.54 to 1

Long-term debt
  to equity              1.07:1                .61:1

       The Company believes that the structure of the recently concluded refinancing and normal operating cash flows will allow it to meet its current and anticipated capital and operating requirements.

                  PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A. L. Laboratories, Inc. Special meeting of stockholders was held on September 27, 1994.

(b) Proxies were solicited by A. L. Laboratories, Inc. to act on the following proposals with the resulting votes.

Proposals

1. Approval of a Restructuring Agreement dated as of May 16, 1994 by and between Apothekernes Laboratorium A.S, ("A.L.
     Oslo"),   and  the  Company  and  the  transactions  contemplated
     thereby, including, among other things, (I) the acquisition (the "Acquisition") by the Company of the pharmaceutical, animal health, aquatic animal health and bulk antibiotics businesses of A.L. Oslo and (ii) the transfer of substantially all of the Company's operations to a newly formed subsidiary of the Company.

2. If the matter referred to in item 1 is approved, approval of an amendment to the Company's Certificate of Incorporation to increase the percentage of directors elected by holders of the Company's Class A Common Stock (the "Class A Stockholders") from 25% to 33 1/3% of the Company's Board of Directors (rounded to the nearest whole number, but not less than two members of the Company's Board of Directors).

3. If the matter referred to in item 1 is approved, approval of an amendment to the Company's Certificate of Incorporation to change the Company's name to "A.L. Pharma Inc."

4. If the matter referred to in item 1 is approved, election by the Class A Stockholders of Peter Tombros to the Company's Board of Directors to hold office effective upon consummation of the Acquisition until the 1995 Annual Meeting of Stockholders and until such person's successors shall be elected and shall qualify.

Votes of Class A Shares

          Shares Voted   Shares Voted   Shares       Shares
Proposal      For         "Against"     Abstaining  Not Voted

  1.      11,871,211      75,230         28,651      1,374,468
  2.      11,873,662      67,760         33,670      1,374,468
  3.      11,887,323      52,809         34,960      1,374,468
  4.      11,926,990       9,447         38,655      1,374,468

(The 8,226,562 Class B shares were voted for the first three proposals.)


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       11. Computation of Earnings per Common Share for the three and nine months ended September 30, 1994 and 1993.

(b) On August 4, 1994, the Company filed a report on Form 8-K dated July 20, 1994 reporting Item 2."Acquisition or Dispositions of Assets" and Item 7."Financial statements of businesses acquired, proforma financial information and exhibits relating to the acquisition of the Wade Jones Company.

On August 22, 1994, the Company filed a report on Form 8-KA dated July 20, 1994 amending the previously filed Form 8-K on August 4, 1994 to include the possible acquisition of the Related Norwegian Businesses.

On October 17, 1994, the Company filed a report on Form 8-K dated October 3, 1994 reporting Item 2."Acquisition or Disposition of Assets" and Item 7."Financial statements of businesses acquired, proforma financial information and exhibits relating to the acquisition of the Related Norwegian businesses.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              A.L. PHARMA INC.
                              (Registrant)




Date:  November 10, 1994      /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President,
                              and Chief
                              Financial Officer


                                                            Exhibit 11


                        A.L. PHARMA INC.
            Computation of Earnings per Common Share
                    Primary and Fully Diluted
        (Dollars in thousands, except for per share data)



                                             Nine Months Ended
                                                September 30,
                                             1994        1993
Computation for Statement of Income

  Primary earnings per share:

  Net income                           $     8,068  $     7,167

    Average common shares
     outstanding                        21,562,000   21,501,000

    Earnings per common share -
     Primary                                 $0.37        $0.33

Fully diluted earnings per share:

      Net income                            $8,068       $7,167

  Average common shares outstanding     21,562,000   21,501,000

  Additions:

    Dilutive effect of outstanding
     options determined by treasury
     stock method                           56,830       84,399
                                        21,618,830   21,585,399

  Earnings per common share -
     Fully diluted                           $0.37        $0.33

                                                       Exhibit 11


                        A.L. PHARMA INC.
            Computation of Earnings per Common Share
                    Primary and Fully Diluted
        (Dollars in thousands, except for per share data)


Three Months Ended
                                                September 30,
                                              1994         1993
Computation for Statement of Income

  Primary earnings per share:

  Net income                               $ 3.241        $ 711

    Average common shares
     outstanding                        21,576,000   21,509,000

    Earnings per common share -
      Primary                                $0.15        $0.03

Fully diluted earnings per share:

      Net income                            $3,241       $  711

  Average common shares outstanding     21,576,000   21,509,000

  Additions:

    Dilutive effect of outstanding
     options determined by treasury
     stock method                           56,830       62,433
                                        21,632,830   21,571,433
  Earnings per common share -
     Fully diluted                           $0.15        $0.03