Form 10-K
A L LABORATORIES INC
filed 1995-03-30
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10 - K

                  Annual Report Pursuant to Section 13 or 15 (d) of
                         the Securities Exchange Act of 1934

     For the fiscal year ended                    Commission File No. 1-8593
     December 31, 1994
                                  A.L. PHARMA INC.
               (Exact name of registrant as specified in its charter)

            Delaware                            22-2095212
     (State of Incorporation)      (I.R.S. Employer Identification No.)

               One Executive Drive, Fort Lee, New Jersey    07024
               (Address of principal executive offices)    zip code

                                   (201) 947-7774
                 (Registrant's Telephone Number Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each Exchange on
           Title of each Class                        which Registered

          Class A Common Stock,                   New York Stock Exchange
             $.20 par value

     Securities registered pursuant to Section 12 (g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
     such filing requirements for the past 90 days.  YES  X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
     amendment to this Form 10-K.  (    )

     The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of March 17, 1995 was $282,810,000.

     The number of shares outstanding of each of the Registrant's classes of common stock as of March 17, 1995 was:

              Class A Common Stock, $.20 par value - 13,387,469 shares; Class B Common Stock, $.20 par value - 8,226,562 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 1995 are incorporated by reference into
     Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.





                                        PART I



          Item 1.   Business


          General

               A.L. Pharma Inc., formerly called A. L. Laboratories, Inc., (the "Company") is a multinational pharmaceutical company engaged in developing, manufacturing and marketing specialty generic and proprietary human pharmaceuticals and animal health products. The Company maintains dual corporate headquarters in Fort Lee, New Jersey and Oslo, Norway.

               The Company was originally organized in 1975 as a wholly-owned subsidiary of Apothekernes Laboratorium A.S, a Norwegian health care company established in 1903. In February 1984, the Company's Class A Common Stock was initially listed on the American Stock Exchange through a public offering and such stock is currently listed on the New York Stock Exchange.

               On October 3, 1994, the Company completed a transaction (the "Combination Transaction") in which the Company acquired the pharmaceutical, bulk antibiotic, animal health and aquatic animal health businesses of Apothekernes Laboratorium A.S (the "Related Norwegian Businesses"). Immediately following the closing, the Company changed its name to "A.L. Pharma Inc." and its trading symbol on the New York Stock Exchange to "ALO".

               In order to accomplish the Combination Transaction, Apothekernes Laboratorium A.S changed its name to A.L. Industrier AS ("A.L. Industrier") and demerged the Related Norwegian Businesses into a new Norwegian corporation called Apothekernes Laboratorium AS ("A.L. Oslo"). The Company then acquired the shares of A.L. Oslo through a tender offer for $23.6 million plus warrants to purchase 3,600,000 shares of the Company's Class A Common Stock, par value $0.20 per share. The warrants have an exercise price of $21.945, generally become exercisable after October 3, 1995 and expire on January 3, 1999. The Company has agreed to file, and use its best efforts to cause to become effective, a registration statement concerning the warrants and the warrant shares with the Securities and Exchange Commission ("SEC") by October 3, 1995. In addition, the Company has agreed to take all action necessary to list the warrants and the warrant shares for trading or quotation on a national securities exchange or over-the-counter system to facilitate the trading of the warrants and the warrant shares when exercisable.

               A.L. Industrier is the beneficial owner of 100% of the outstanding shares of the Company's Class B Common Stock and is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. A.L.

          Industrier's holdings of the Company's Class B Common Stock account for approximately 38.1% of the Company's total common stock outstanding at December 31, 1994.

               Subsequent to the Combination Transaction, the Company was reorganized into five operating divisions included in two business segments, Human Pharmaceuticals and Animal Health. The Human Pharmaceuticals segment consists of three operating divisions, U.S. Pharmaceuticals, International Pharmaceuticals and Fine Chemicals. The Animal Health segment consists of two operating divisions, Animal Health and Aquatic Animal Health.

               After the closing of the Combination Transaction, each division was required to evaluate its business to determine actions necessary to maximize the division's and the Company's competitive position. As a result, in December 1994, the Board of Directors approved a plan and the Company announced post-combination management actions which included exiting certain businesses and product lines which did not fit into the Company's new strategic direction, severing certain employees employed in the businesses or product lines to be exited or whose positions had become redundant as a result of the acquisition and the sale or exiting of certain support facilities which also became redundant as a result of the acquisition (the "Post Combination Actions"). A summary of the charges resulting from these actions is included in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

               In 1992, the Company's wholly owned Danish subsidiary, Dumex Ltd, completed the sale of all its former Human Nutrition businesses. Accordingly, prior year financial information has been presented to reflect the Human Nutrition segment as a discontinued operation.

          Human Pharmaceuticals

                    U.S. Pharmaceuticals Division (the "USPD")

               The USPD develops, manufactures and markets specialty generic human pharmaceuticals in the U.S. The division is managed by a single senior management team and is comprised of four wholly-owned subsidiaries, Barre-National , Inc. ("Barre"), NMC Laboratories, Inc. ("NMC"), Able Laboratories, Inc. ("Able") and ParMed Pharmaceuticals, Inc. ("ParMed"). Barre, acquired in October 1987, is the leading U.S. manufacturer of liquid generic pharmaceutical products. NMC, acquired in August 1990, is a specialized pharmaceutical manufacturer and marketer of creams and ointments for topical use, primarily prescription products. Able, acquired in October 1992, is a manufacturer and marketer of specialized prescription and over the counter pharmaceuticals with an emphasis on suppositories and tablets. ParMed, acquired in May, 1986, markets a broad line of generic pharmaceuticals nationally under the "ParMed" label. ParMed has its products manufactured by drug manufacturers and sells primarily to independent retail pharmacies utilizing advanced telemarketing techniques.

               In March 1993, Barre acquired a pharmaceutical manufacturing facility in Lincolnton, North Carolina ("Lincolnton"), including inventories, approved Abbreviated New Drug Applications ("ANDA") and other related assets. The facility is designed to manufacture oral liquids and topical ointments and creams. In addition, a multi-year supply agreement was signed which provides for the sale of pharmaceutical products from Barre, Able and NMC to the previous owner of Lincolnton, a major generic drug distributor. The facility was expanded in 1994 and the USPD expects future productive capacity increases and/or the possible realignment of productive capacity to relocate the manufacture of certain products to Lincolnton.

               During the formation and organization of the USPD in late 1993 and 1994, management took a number of consolidating actions. Sales and marketing functions of all the manufacturing subsidiaries comprising the division were combined to provide pharmaceutical purchasers greater access to a larger portfolio of products. Research and development activities were centralized in a modern facility at the Bayview campus of Johns Hopkins University in Baltimore, Maryland. In addition, the USPD consolidated distribution from its four manufacturing sites into one 165,000 square foot facility in Maryland to better serve customers and improve inventory management.

               Additionally, as part of the Post Combination Actions, the USPD decided to cease producing tablets at its South Plainfield, New Jersey facility in 1995.

                    International Pharmaceuticals Division (the "IPD")

               The IPD develops, manufactures and markets a broad range of generic and specialty dosage-form human pharmaceuticals, oral health care products, adhesive bandages and surgical tapes under proprietary brands primarily in the Nordic and other Western European countries and Indonesia. The division is managed by a single senior management team and business is primarily conducted through two wholly-owned subsidiaries, Dumex Ltd. of Copenhagen, Denmark ("Dumex") and A.L. Oslo and their respective subsidiaries.

               As part of the Post Combination Actions, the IPD decided to discontinue one oral health care product produced under license, fully integrate the remaining oral health care business as part of the division, and sell unimproved land which, prior to the consummation of the Combination Transaction, was to have been the site of a future manufacturing plant.

                    Fine Chemicals Division (the "FCD")

               The FCD develops, manufactures and markets bulk pharmaceutical antibiotics to the pharmaceutical industry worldwide. The products of the FCD constitute the active substances in a large number of finished pharmaceuticals. The division is managed by a single senior management team and business is conducted through the Dumex and A.L. Oslo subsidiaries.

          Animal Health

                    Animal Health Division (the "AHD")

               The AHD develops, manufactures and markets feed additives and animal health products for animals raised for commercial food production worldwide. The division's principal feed additive is the antibiotic bacitracin methylene disalicylate sold under the BMD trademark ("BMD "), which is used to promote growth and feed efficiency and to prevent or treat diseases in poultry and swine. In addition, as a result of the Combination Transaction, the AHD also manufactures a zinc bacitracin based feed additive sold under the Albac trademark ("Albac "). Sales of the division's products are made principally to commercial feed manufacturers and swine and poultry producers through a staff of scientifically trained sales and technical service personnel. The division is managed by a single senior management team and business is primarily conducted through the Company, A.L. Oslo and certain other subsidiaries.

               In July 1994 the AHD acquired the Wade Jones Company, Inc. ("Wade Jones"). Wade Jones is the major poultry animal health products distributor in the U.S. and is also actively involved in the development, manufacture and sale of its own line of products including animal health pharmaceuticals and feed additives.

               In July 1991 the AHD acquired, in two unrelated transactions, trademarks, New Animal Drug Applications ("NADA"), other intangibles and inventory associated with two product lines of growth promotants and disease preventatives, the principal components of which are commonly used in combination or sequentially with BMD .

                    Aquatic Animal Health Division (the "AAHD")

               The AAHD develops, manufactures and markets vaccines for use in immunizing farmed fish against disease. The AAHD was the leading supplier of fish vaccines to the Norwegian fish farming industry in 1994. The division is managed by a single senior management team and business is conducted through two wholly-owned subsidiaries, A.L. Oslo and Biomed, Inc. of Bellevue, Washington ("Biomed") which was acquired in July 1989.

               As part of the Post Combination Actions, AAHD has discontinued manufacture and marketing of one aquatic animal health antibiotic product and will close a current production facility in Tromso, Norway.

          Financial Information About Industry Segments

               The Company's two business segments are (1) Human Pharmaceuticals and (2) Animal Health. For certain financial information concerning the Company's business segments see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

          Narrative Description of Business

          Human Pharmaceuticals

               The human pharmaceuticals segment is comprised of three of the five operating divisions of the Company, namely the USPD, IPD and FCD.

                    U.S. Pharmaceuticals Division

               The USPD develops, manufactures and markets specialty generic human pharmaceuticals in the U.S. The USPD is not dependent on a single customer or a few customers. Generic pharmaceuticals are chemical equivalents of drugs that are sold under established brands and that may have been subject to patent protection. Although typically less expensive, generic drugs must meet the same regulatory standards for good manufacturing practices, efficacy and safety as the corresponding branded products.

               The generic pharmaceutical industry is highly competitive, with competition from companies specializing in generic products as well as the branded and generic product operations of the major international pharmaceutical companies. Consequently, profit margins on generic drug products tend to be reduced as more competitors obtain the necessary approvals to manufacture and sell such products from the U.S. Food and Drug Administration (the "FDA").

               In recent years generic pharmaceuticals have increased their market share in the U.S. relative to branded drugs. This increase is due to several factors including: (i) state laws permitting and/or mandating substitution of generics by pharmacists; (ii) pressure from managed care and third party payors to encourage cost containment by health care providers and consumers; and (iii) increased acceptance of generic drugs by physicians, pharmacists and consumers.

               Since 1989 the U.S. pharmaceutical industry has been, and continues to be, subject to an intense level of scrutiny by the FDA and by members of Congress. As a result of actions taken by the Company to respond to the progressively more demanding regulatory environment in which it operates, the operating income of the USPD's operations has been negatively affected. The Company has spent, and will continue to spend, significant funds and management time on FDA compliance matters. In 1992 Barre concluded a binding agreement in the form of a consent decree with the FDA which clarified Barre's regulatory obligations (the "Consent Decree"). The Consent Decree defines the standards Barre must achieve in meeting Current Good Manufacturing Practices ("CGMP"). In addition, USPD's Able operation is also a party to an amended consent decree with the FDA governing manufacturing operations in accordance with CGMP. In this regard, Able has engaged in extensive regulatory compliance activities which have included discontinuing certain products and making capital expenditures and increasing operating expenditures for quality assurance and control.

               As described above, the cost of actions, both direct and indirect, taken by the Company with respect to meeting regulatory requirements has negatively affected gross profit and operating income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this report. Certain of these higher costs will continue to be incurred as a normal part of the business while others are of a one-time nature.

               The Company has been impacted in previous years by delays in the receipt of approvals for new products and supplemental approvals for certain existing products from the FDA. The Company cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company.

               In April 1993, the USPD, together with all other manufacturers and marketers, was requested by the FDA to discontinue marketing products to treat respiratory congestion which contain iodinated glycerol. During the period from May through October 1993, the USPD did not ship these products. However, as a result of the USPD's support of its position to the FDA that these products should remain on the market and that the innovator company was allowed to continue shipping, the USPD resumed marketing of these products on a limited basis in late October 1993. In June 1994, the innovator company reached agreement with the FDA for the orderly cessation of sales of these products. Accordingly, the USPD advised the FDA in late July that it had ceased the manufacture and distribution of these products.

               In 1994, sales of iodinated glycerol products exceeded 1993 sales and reflected strong market demand (i.e. 1994 sales were approximately 2% of the Company's sales). The prospective loss of iodinated glycerol products will negatively impact the Company's future operations. These products were used to treat respiratory congestion resulting from cough and colds. The USPD has a broad line of cough and cold remedies which may provide alternative therapies to the iodinated glycerol product line. However, the Company cannot predict the extent, if any, which the alternative products will be substituted.

               The USPD markets more than 300 product presentations, primarily in liquid, cream, ointment and suppository dosage forms. These products are marketed nationwide to pharmaceutical distributors, merchandising chains and wholesalers under the "Barre" and "Barre-NMC" labels and private labels. Prescription products are sold by a divisional sales force. Over-the-counter products are sold by the divisional sales force as well as by certain independent sales representatives.

               Liquid Pharmaceuticals: Through its Barre operation, the USPD is the leading manufacturer of generic pharmaceutical products in liquid form with approximately 190 product presentations. Most of the division's liquid products are manufactured in its 255,000 square foot facility in Baltimore, Maryland. The experience and technical know-how of the USPD enables it to formulate therapeutic equivalent drugs in liquid forms and to refine product characteristics such as taste, texture, appearance and fragrance.

               Because of the importance to the USPD of cough and cold remedies, the liquid pharmaceutical business is seasonal in nature. A higher percentage of sales are made in the winter months and are affected, from year to year, by the incidence of colds, respiratory diseases and influenza in its geographical market.

               As with its other products, the USPD must obtain FDA approval for new generic drugs it is developing. In 1994, the USPD received approval from the FDA to manufacture and market Cimetidine Hydrochloride Oral Solution. In addition, the USPD launched three other liquid products in 1994:
               Clemastine Fumarate Syrup and Metaproterenol Sulfate Inhalation Solution in 0.4% and 0.6% strengths.

               Creams and Ointments: The USPD manufactures more than 90 cream and ointment presentations for topical use. Most of these creams and ointments are prescription products and include antibacterial, anti-inflammatory and combination products. The USPD manufactures these creams and ointments through its NMC operation in Glendale, New York as well as at Lincolnton, North Carolina. Consistent with the other manufacturing facilities of USPD, the NMC facility has also been affected by increased regulatory costs in its ongoing efforts to comply with the FDA's interpretation of CGMP.

               The creams and ointments market is highly competitive and includes a number of companies with significant market share. This market is expected to grow significantly and a number of important products will come off patent in the next few years.

               In 1994, the USPD received approval from the FDA to manufacture and market Clobetasol Propionate Cream 0.05% and Clobetasol Propionate Ointment 0.05%. In addition, the USPD was able to expand its sales launch of Clotrimazole Vaginal Cream during 1994 after its limited introduction in late 1993.

               Suppositories and Other Specialty Generic Products: During 1994 and early 1995, the USPD expanded its suppository line to 6 product presentations. In addition, the USPD also manufactures and/or markets certain other specialty generic products, including Epinephrine Mist and home pregnancy test kits.

               In late February 1995, the USPD received FDA approval to manufacture and market three strengths of Acetaminophen Suppositories USP, 120 mg., 325 mg. and 650 mg. In addition, USPD also began commercial sale of Miconazole Nitrate Vaginal Suppositories 200 mg. in January 1995.

               Through its ParMed operation, the USPD distributes a line of over 1800 generic prescription and over-the-counter pharmaceutical product presentations under the "ParMed" label as well as private labels in the U.S. The largest part of ParMed's sales are made to independent retail pharmacists in the U.S. A substantial majority of ParMed's sales are made through a 45 person telemarketing sales force. ParMed's products are manufactured by drug manufacturers who package and label products for ParMed. Most products are available from more than one source. ParMed also markets USPD products bearing the "Barre", "Barre-NMC" and "Able" labels as part of its overall strategy. Due to the fact that ParMed does not manufacture its products, ParMed may be affected from time to time due to recalls of products by its suppliers.

                    International Pharmaceuticals Division

                    The IPD develops, manufactures and markets a broad range of generic and specialty dosage-form human pharmaceuticals, oral health care products, adhesive bandages and surgical tapes under proprietary brands primarily in the Nordic and other Western European countries, Indonesia and the Middle East. The IPD conducts its business primarily in Scandinavian and U.S. Dollar denominated currencies (or currencies linked to the U.S. Dollar).

               Dosage-Form Pharmaceuticals: Substantially all of the dosage form pharmaceutical products sold by the IPD in the Nordic Countries, Western Europe and the Middle East are
               manufactured at its facilities in Lier, Norway and Copenhagen, Denmark, while products sold in Indonesia are manufactured at its facility in Jakarta, Indonesia. The facility at Lier, Norway was designed with a view towards meeting the FDA's CGMP standard. However, given that the facility's current production is not exported to the U.S., the Company has not initiated the process to cause the facility to be in compliance with the FDA's interpretation of CGMP.

               The  IPD  has  a  broad  range  of  dosage-forms,  including tablets, ointments, creams, and liquid and injectable preparations for many different therapies with a concentration on prescription drug antibiotics, analgesics/antirheumatics and psychotropics, over-the-counter skin care, gastrointestinal and analgesic products.


               The principal geographical markets for the IPD's dosage-form pharmaceutical products are the Nordic and other Western European countries as well as Indonesia and certain Middle Eastern countries. The IPD employs a specialized sales force which markets and promotes dosage-form products to doctors, hospitals, pharmacies and consumers. In each of its markets, the IPD uses wholesalers to distribute its pharmaceutical products. In Norway, all pharmaceuticals have historically been distributed through Norsk Medisinaldepot ("NMD"), the state controlled distribution entity, but have been marketed and promoted by pharmaceutical manufacturers and suppliers to the ultimate customer. However, as a result of Norway becoming a member state of the European Economic Agreement, NMD is no longer entitled to be the sole distributor in Norway and the IPD believes that other wholesalers may begin to compete with NMD in the near future.

               The pharmaceutical business is highly competitive, and many of IPD's competitors are substantially larger and have greater financial, technical and marketing resources than the IPD. Most of the IPD's pharmaceutical products compete with one or more products of other companies which contain the same active ingredient.

               The development, manufacture and marketing of IPD pharmaceutical products is subject to comprehensive government regulation both in Norway, Denmark and in other countries where the products are manufactured and marketed. Government regulation includes detailed inspection of and controls over manufacturing and quality control practices and procedures, requires approvals to market products and can result in the recall of products and the suspension of production. Such government regulation substantially increases the cost of producing pharmaceutical products.
               Regulatory approvals are required before any new prescription or over-the-counter drug can be marketed.

               In Denmark, the IPD's pharmaceutical products are beginning to encounter price pressures from parallel imports (i.e. imports of competing products from neighboring countries). The IPD believes that it is likely that parallel imports may be a developing trend in other markets in which the IPD sells its dosage-form pharmaceuticals. Such parallel imports could lead to lower volume growth and downward pressure on prices in certain product and market areas.

               In the Nordic countries in recent years, there has been an increase in volume of sales of generic pharmaceuticals relative to original pharmaceuticals. This increase in market share is primarily a result of government initiatives to reduce pharmaceutical expenses through new regulations which promoted generic pharmaceuticals in lieu of original formulations. However, the increased focus on the regulation of pharmaceutical prices may lead to increased competition and price pressure for suppliers of all types of pharmaceuticals.

               The pharmaceutical business of the IPD also includes oral health care products. The two primary oral health care products are Elyzol Dental Gel for the treatment of periodontal disease and Flux sodium fluoride tablets.

               In 1994 significant expenses continued to be incurred to build an administrative, selling and marketing infrastructure for promotion of Elyzol Dental Gel and for continuing research and development work, including the preparation of a New Drug Application to be submitted for Elyzol Dental Gel in the United States.

               As part of the Post Combination Actions, the Elyzol Dental Gel business was administratively combined with the IPD and the infrastructure to market Elyzol Dental Gel was subject to cost reduction via the severance of certain employees. In addition, IPD management is continuing to study alternative marketing arrangements for the product. The Company considers the Elyzol Dental Gel product to be in the developmental phase and expects to continue to incur expenses in excess of revenues during 1995.

               Adhesive Bandages and Surgical Tapes: The IPD, through its Norgesplaster subsidiary, manufactures adhesive bandages, surgical tapes and non-medical tapes and is the only manufacturer of adhesive bandages and surgical tapes in the Nordic countries. Norgesplaster's most significant market is Norway, where it is the leading supplier in the industry. These products are sold to consumers and hospitals through pharmacies and other retail outlets. The IPD's production facility is located at Vennesla, Norway, which is 320 km southwest of Oslo.

                    Fine Chemicals Division

               The FCD develops, manufactures and markets bulk pharmaceutical antibiotics to the pharmaceutical industry worldwide. The products of the FCD constitute the active substances in a large number of finished pharmaceuticals, including finished pharmaceuticals for the treatment of certain skin, throat and intestinal infections. Bacitracin, Zinc Bacitracin and Polymyxin are the most significant products for the FCD, which believes it is the world's largest manufacturer and supplier of such products. The division also manufactures other antibiotics such as Vancomycin, Amphotericin B and Colistin for use in specialized, low volume topical and surgical human applications. In addition, the FCD markets other well-established bulk antibiotics, such as Gramicidin and Tyrothricin, which are contract manufactured for the division by a Danish company.

               The FCD manufactures its products in its plants in Oslo, Norway and Copenhagen, Denmark. Both plants include fermentation, specialized recovery and purification equipment. Both facilities have been approved as a manufacturer of sterile and non-sterile bulk antibiotics by the FDA and by the health authorities of European countries. The manufacturing methods, quality control procedures and quality assurance systems for the production of such antibiotics are subject to periodic inspections by regulatory agencies.

          Animal Health

               Since the completion of the Combination Transaction on October 3, 1994, the Animal Health segment is comprised of two of the operating divisions of the Company, namely the AHD and the AAHD.

                    Animal Health Division

               The AHD develops, manufactures and markets feed additives and animal health products for animals raised for commercial food production worldwide. The AHD's principal animal health product is BMD , a feed additive, which is used to promote growth and feed efficiency and prevent or treat diseases in poultry and swine. In addition, the AHD also manufactures and markets a feed additive for poultry, swine and calves sold under the Albac trademark. Albac is produced in granulated, powder and lactodispersible forms and contains a special grade of zinc bacitracin as its active ingredient.

               In 1991, the Company purchased two animal health lines which are commonly used in combination or sequentially with BMD . These products include 3-Nitro , Histostat , Zoamix , Mycostatin , and chlortetracycline ("CTC"), a feed grade antibiotic. The AHD also manufactures and sells Vitamin D and other feed additives which are used for poultry and swine.

               The AHD presently sells a major portion of its volume in the
          U.S.  However,  with the  opening of sales  offices in Mexico and
          Canada in 1993 and with the international scope of the animal health business acquired in the Combination Transaction, the AHD has increased its manufacturing and marketing capabilities outside the U.S. and expects international sales to increase in the future.

               Historically,  the principal  market for  BMD  has  been the poultry segment of the feed additives business where it is one of the leading products. The AHD continues to increase its marketing efforts with respect to the swine segment of the market, which is more fragmented than the poultry market.

               Effective August  1994,  the AHD  completed  a  distribution arrangement with Merck AgVet, a division of Merck & Co., Inc. Under the agreement, the AHD will assume all sales, marketing and distribution functions for Merck AgVet's poultry products line in the U.S. This arrangement affords the AHD an opportunity to further broaden its product offerings to the U.S. poultry industry with the addition of the well established Merck AgVet, anticoccidial products which are complementary to the division's BMD and 3-Nitro products.

               Sales of the AHD's products in the U.S., Canada and Mexico are made principally to commercial feed manufacturers and integrated swine and poultry producers through a staff of technically trained sales and technical service personnel located throughout the country. Sales of the AHD's products outside North America are made primarily through the use of distributors and sales companies.

               The  AHD  produces BMD   at  its  Chicago Heights,  Illinois
          facility, which includes a modern fermentation and recovery plant. During recent years, the Chicago Heights facility's capacity has increased and it has operated at or near capacity. In the Combination Transaction the Company acquired the technology to manufacture BMD which it previously licensed from A.L. Industrier.

               The Albac product is manufactured at the division's Skoyen facility in Oslo, Norway. The 3-Nitro product line is manufactured in accordance with a ten year agreement using AHD technology at an unrelated company's facility in Charles City, Iowa. The contract requires the AHD to purchase minimum yearly quantities on a cost plus basis. CTC is purchased primarily from foreign suppliers and blended domestically.

               In July 1994, the AHD acquired Wade Jones Company, Inc. Wade Jones is the major poultry animal health products distributor in the U.S. and is also actively involved in the development, manufacture and sales of its own line of products including animal health pharmaceuticals and feed additives. Approximately two-thirds of all products sold by the AHD in the U.S. to the poultry industry are distributed by Wade Jones.

               The  animal  health  industry   is  highly  competitive  and
          includes a large number of companies with greater financial, technical and marketing resources than the Company. These companies offer a wide range of products with various therapeutic and growth stimulating qualities. Competition is also affected by the issuance of regulatory approvals for similar or competing products (particularly in the U.S.) and the availability of generic versions of certain products. The Company believes that its competitive position in the animal health business has been enhanced because BMD and Albac are not absorbed into animal tissues. The FDA does not require BMD and Albac to be withdrawn from feed prior to the marketing of the food animals. Certain tests have also shown that BMD and Albac do not tend to produce resistance in bacteria which is a characteristic of some competitive products.

                    Aquatic Animal Health Division

               The AAHD develops, manufactures and markets vaccines for use in immunizing farmed fish against disease. The Company originally entered the aquaculture business with the purchase of Biomed in 1989. This base business was expanded after the Combination Transaction with the acquisition of A.L. Oslo's fish health business. Presently, the AAHD is the leading supplier of vaccines for farm raised salmon in Norway, which is the largest market for the farming of salmon and other cold water species of fish. In 1994, approximately 78% of the revenues of the AAHD were generated from the Norwegian market. The Company believes that the share of sales from markets outside Norway will increase in the future as the division continues to expand its sales efforts internationally.
               The AAHD manufactures its products at two locations, Bellevue, Washington and Tromso, Norway. However, in November 1994 the AAHD purchased a new manufacturing facility in Overhalla, Norway and expects to shift all Norwegian production from Tromso to Overhalla by the end of 1996.

               Competition in the aquatic animal health industry is characterized by relatively few competitors. However, the industry is subject to rapid technological change. As a result, new techniques and products developed by competitors could cause the AAHD products to become obsolete if the division was unable to match technological improvements.

          Research, Product Development and Technical Activities

               Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in human pharmaceuticals within the U.S., Norway and Denmark concentrate on the development of generic equivalents of established branded products as well as discovering creative uses of existing drugs for new treatments and on establishing the necessary data to obtain government approvals. The Company's research, product development and technical activities also focus on developing improved delivery systems and packaging and manufacturing techniques. In view of the substantial funds which are generally required to develop new chemical drug entities the Company has not emphasized such activities. The Company's technical development activities for the Animal Health segment involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for or variations of existing products and seeking related FDA and analogous governmental approvals.

               Generally, research and development are conducted on a divisional basis. The Company conducts its technical product development activities at its facilities in Copenhagen, Denmark, Oslo, Norway, Baltimore, Maryland, Bellevue, Washington and Chicago Heights, Illinois, as well as through independent research facilities in the U.S.

               Significant research and development projects in progress include: A project to conduct clinical trials as part of the new drug approval process in the U.S. for Elyzol Dental Gel, a product for the treatment of the gum disease periodontitis, a project to obtain FDA approval for Albuterol metered dose inhalant products, and a project to obtain FDA approval for a gram negative antibiotic which will be used as an injectable treatment for respiratory and systemic diseases in broilers, turkeys and cattle.

               In March 1993, the Company committed to provide funds for research and development and collaborate to some extent with an Israeli company to develop products based on colonic delivery of drugs. In 1994 the Company fulfilled its commitment to fund such project by paying a total of $3.5 million to the Israeli company for such research and development. The Company does not intend to provide any additional funding for this project.

               Research and development expenses were approximately $32.5 million, $24.0 million and $20.6 million in 1994, 1993 and 1992, respectively.

          Financial Information About Foreign and Domestic Operations and Export Sales

               The Company  derives a  substantial portion of  its revenues and operating income from its foreign operations. Restated revenues from foreign operations accounted for 38.3% of the Company's revenues in 1994 compared to 40.7% in 1993 and 48.0% in 1992. For certain financial information concerning foreign and domestic operations see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.

               The Company's foreign operations are subject to various risks which are not present in domestic operations, including, in certain countries, currency exchange fluctuations and restrictions, restrictions on imports, government price controls, restrictions on the level of remittance of dividends, interest, royalties and other payments, the need for governmental approval of new operations, the continuation of existing operations and other corporate actions, political instability, the possibility of expropriation and uncertainty as to the enforceability of commercial rights, trademarks and other proprietary rights.

          Regulation; Proprietary Rights

               The development, manufacturing and marketing of the Company's products are subject to comprehensive government regulation both in the U.S., Norway, Denmark and other countries. Government regulation includes detailed inspection of and controls over manufacturing practices and procedures, requires approvals to market products and can result in the recall of products and suspension of production. Such government regulation substantially increases the cost of producing human pharmaceutical and animal health products. FDA approval is required before any new prescription or over-the-counter drug products or any animal health drug can be marketed in the U.S. Analogous governmental and agency approvals are similarly required before such products are marketed in other countries. These government approvals are therefore very important to both the Human Pharmaceuticals and Animal Health segments.

               Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from persons who believe they have been injured as a result of their use.

               The Company's manufacturing operations are required to comply with CGMP as interpreted by the FDA and, in countries outside the U.S., with similar regulations. This concept encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. Consequently, continuing compliance with CGMP is a particularly difficult and expensive part of regulatory compliance.

               The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and analogous foreign agencies, and the generally increased level of regulatory oversight have resulted in a higher possibility that from time to time the Company will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

               In many countries in which the Company does business, including some of the Scandinavian countries, the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes usually based on costs or prices of comparable products and subsequent price increases may also be regulated. In the past three years, as part of overall programs to lower health care costs, certain European governments have not allowed price increases and have introduced various systems to lower prices. As a result, cost increases and/or lower prices due to exchange rate fluctuations have not been recovered.

          Environmental Matters

               The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. No material capital expenditures are expected to be made in 1995 for environmental control facilities.

          Employees

               As of December 31, 1994, the Company had approximately 2,819 employees, including 1,425 in the U.S. and 1,394 outside of the United States.


          Item 1A.  Executive Officers of the Registrant

               The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

               Each of the Company's corporate officers has been elected to the indicated office or offices of the Registrant, to serve as such until the next annual election of officers of the Registrant (expected to occur June 7, 1995) and until his successor is elected, or until his earlier death, resignation or removal.

          Name and Position                  Principal Business Experience
          with the Company            Age    During the Past Five Years

          E.W. Sissener               66     Chief Executive Officer since
          Chairman, Director and             June 1994.  Member of the
          Chief Executive Officer            Office of the Chief Executive
                                             of the Company July 1991 - May
                                             1994.  Chairman of the Company
                                             since 1975.  President of
                                             Apothekernes Laboratorium AS
                                             since October 1994.  President
                                             of A.L. Industrier AS from
                                             1972-1994.  Chairman of A.L.
                                             Industrier AS since November
                                             1994.

          Jeffrey E. Smith            47     Vice President and Chief
          Vice President, Finance            Financial Officer since May
          and Chief Financial                1994.  Executive Vice
          Officer                            President and Member of the
                                             Office of the Chief Executive
                                             July 1991 - May 1994.  Vice
                                             President, Finance of the
                                             Company from November 1984 to
                                             July 1991.

          Beth P. Hecht               31     Corporate Counsel of the
          Secretary and Corporate            Company since June 1993;
          Counsel                            Secretary of the Company since
                                             November 1993; Attorney with
                                             the law firm of Kirkland &
                                             Ellis 1990-1993; Attorney with
                                             the law firm of Willkie, Farr
                                             & Gallagher 1988-1990.

          Albert N. Marchio, II       42     Treasurer of the Company since
          Treasurer                          May 1992; Treasurer of Laura
                                             Ashley, Inc. 1990-1992,
                                             Director of Taxes of Laura
                                             Ashley, Inc. 1986-1990

          David E. Cohen              40     President of the Company's
          Vice President and                 Animal Health Division since
          President, Animal                  October 1994; President,
          Health Division                    Animal Health Division of
                                             A. L. Laboratories, Inc. since
                                             September 1988.

          George S. Barrett           39     President of the Company's
          Vice President and                 U.S. Pharmaceutical Division
          President, U.S.                    since 1993; President of
          Pharmaceuticals                    Barre-National since August
          Division                           1991; President of NMC since
                                             August 1990; Vice President,
                                             Operations of NMC, 1984 to
                                             August 1990.

          Thor Kristiansen            51     President of the Company's
          Vice President and                 Fine Chemicals Division since
          President, Fine                    October 1994; President,
          Chemicals Division                 Biotechnical Division of
                                             Apothekernes Laboratorium A.S
                                             1986 to 1994.

          Knut Moksnes                44     President of the Company's
          Vice President and                 Aquatic Animal Health Division
          President, Aquatic                 since October 1994; Managing
          Animal Health Division             Director, Fish Health Division
                                             of Apothekernes Laboratorium
                                             A.S 1991 to 1994.

          Ingrid Wiik                 50     President of the Company's
          Vice President and                 International Pharmaceuticals
          President,                         Division since October 1994;
          International                      President, Pharmaceutical
          Pharmaceuticals                    Division of Apothekernes
          Division                           Laboratorium A.S 1986 to 1994.

          Item 2.   Properties

               The Company's principal production and technical development facilities are located in the United States, Denmark, Norway and Indonesia. The Company also owns or leases offices and warehouses in the United States, Sweden, Holland, Finland and elsewhere.
                                              FACILITY
                                      LAND      SIZE
           LOCATION        TITLE     (acres)    (sq.   USE
                                                ft.)

           Fort Lee, NJ    Leased         --    48,000 Office - dual
                                                       corporate office
                                                       and AHD
                                                       Headquarters
           Skoyen, Norway  Leased         --   204,400 Manufacturing of
                                                       AHD and FC
                                                       products, dual
                                                       corporate office
                                                       and headquarters
                                                       for IDP, FC and
                                                       AAHD.

           Chicago         Owned          20   195,000 Manufacturing,
           Heights, IL                                 warehouse, R&D and
                                                       offices - AHD

           Bellevue, WA    Leased         --    20,000 Manufacturing,
                                                       warehouse,
                                                       laboratory and
                                                       offices - Biomed
                                                       (AAHD)
           Baltimore, MD   Owned          19   255,000 Manufacturing,
                                                       warehouse, and
                                                       offices - Barre-
                                                       National, Inc., and
                                                       USPD headquarters.

           Baltimore, MD   Leased         --    18,000 Research and
                                                       Development - USPD
           Columbia, MD    Leased         --   165,000 Central
                                                       Distribution Center
                                                       - USPD

           Lincolnton, NC  Owned          13   138,000 Manufacturing,
                                                       warehouse, and
                                                       offices - Barre-
                                                       National,
                                                       Inc.(USPD)

           Glendale, NY    Leased         --    78,000 Manufacturing,
                                                       warehouse, and
                                                       offices -
                                                       NMC Laboratories,
                                                       Inc. (USPD)

           Lowell, AK      Leased         --    68,000 Manufacturing,
                                                       warehouse and
                                                       offices - the Wade
                                                       Jones Company (AHD)
           Niagara Falls,  Owned          2     30,000 Warehouse and
           NY                                          offices - ParMed
                                                       (USPD)

           South           Leased         --    60,000 Manufacturing,
           Plainfield, NJ                              warehouse, and
                                                       offices - Able
                                                       Laboratories, Inc.
                                                       (USPD)

           Lier, Norway    Owned          23   118,400 Manufacturing of
                                                       IPD products,
                                                       warehousing and
                                                       offices
           Overhalla,      Owned           1    12,900 Manufacturing of
           Norway                                      vaccines,
                                                       warehousing and
                                                       offices (AAHD).

           Tromso, Norway  Leased               10,600 Manufacturing of
                                                       fish vaccines,
                                                       warehousing and
                                                       offices (AAHD).
           Vennesla,       Owned           4    81,300 Manufacturing of
           Norway                                      adhesive bandages
                                                       and surgical tapes,
                                                       warehousing and
                                                       offices -
                                                       Norgesplaster
                                                       (IPD).

           Copenhagen,     Owned          10   425,000 Manufacturing,
           Denmark                                     warehouse, R&D and
                                                       offices - Dumex
                                                       (IPD & FCD)

           Jakarta,        Owned           5    80,000 Manufacturing,
           Indonesia       building                    warehouse, R&D and
                           leased                      offices - P. T.
                           land                        Dumex (IPD)

               The Company believes that its principal facilities described above are generally in good repair and condition and adequate and suitable for the products they produce.

          Item 3.   Legal Proceedings

               On  September 13,  1982,  the Company  filed  at the  FDA  a
          "Citizen Petition" requesting the FDA to reconsider and rescind its approval of a new animal drug application ("NADA") filed by Philips Roxane, Inc.("PRI") for the use of Bacitracin Zinc in animal feeds for growth promotion. PRI is now a subsidiary of Boehringer Ingleheim Animal Health Inc. The Citizen Petition contended that FDA's approval was invalid and improper in several respects, including improper reliance on confidential data which was proprietary to the Company and inadequate evidence by PRI of safety and efficacy. FDA denied the Citizen Petition on May 9, 1984 and the Company filed an action for judicial review in the United States District Court for the District of Columbia (the "Action") seeking to have FDA's denial of the Citizen Petition set aside. Subsequent administrative proceedings based on further alleged irregularities in FDA's continued approval of the PRI NADA also resulted in FDA decisions denying the relief sought. The complaint in the Action was amended to challenge FDA's decisions on those subsequent proceedings. The parties filed cross-motions for summary judgement and the U.S. District Court granted FDA's motion for summary judgement to dismiss the Action. The Company has appealed this decision to the U.S. Court of Appeals for the District of Columbia. The matter has been briefed and is scheduled to be argued in late March 1995.

               From time to time the Company is involved in certain non-material litigation which is ordinarily found in businesses of this type, including product liability, contract and employment matters.

          Item 4.    Submission of Matters to a Vote of Security Holders


               Not applicable.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Market Information

               The Company's Class A Common Stock is listed on the New York Stock Exchange. Information concerning the 1994 and 1993 sales prices of the Company's Class A Common Stock are set forth in the table below.


                                        Stock Trading Price
                                    1994                     1993
               Quarter         High      Low            High       Low

               First          $16.88    $14.00         $27.25    $20.00
               Second         $16.25    $13.00         $29.38    $20.00
               Third          $17.25    $12.63         $27.50    $13.75
               Fourth         $20.63    $15.63         $18.75    $12.75

               As of December 31, 1994 and March 8, 1995 the Company's stock closing price was $20.25 and $20.75, respectively.

          Holders

               As of February 28, 1995, there were 1,181 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which
          held       94.6% of  the outstanding Class  A Common  Stock as  a
          nominee.


          Dividends

               The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 1994 and 1993 were as follows:


                         Quarter        Dividend per common share
                                              1994     1993

                         First               $.045     $.045
                         Second              $.045     $.045
                         Third               $.045     $.045
                         Fourth              $.045     $.045

          Item 6.   Selected Financial Data

               The following is a summary of selected financial data for the Company and its subsidiaries. All financial data has been restated to reflect the combination with A.L. Oslo as a pooling of interests. The data for each of the three years in the period ended December 31, 1994 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

                                         Years Ended December 31,
     Income Statement Data (1)   1994(3)    1993      1992      1991      1990

     Total revenue            $469,263  $402,675  $358,632  $301,814  $289,424
     Cost of sales             275,543   233,423   194,665   162,523   151,037

       Gross profit            193,720   169,252   163,967   139,291   138,387

     Selling, general and
      administrative
      expenses                 177,742   139,038   128,658   122,175   101,547

      Operating income          15,978    30,214    35,309    17,116    36,840

     Interest expense          (15,355)  (14,996)  (18,534)  (15,070)  (13,348)
     Other income, net           1,113     1,880     3,937     5,961     2,128

      Income from continuing
       operations before
       taxes                     1,736    17,098    20,712     8,007    25,620

     Provision for taxes         3,439     6,969     7,161     3,389     9,629

      Income (loss) from
       continuing operations  $ (1,703) $ 10,129  $ 13,551  $  4,618  $ 15,991

      Net income (loss)(2)     $ (2,386) $ 10,129  $ 20,974  $  9,120  $ 16,874

     Average number of
      shares outstanding:
        Primary                 21,568    21,510    18,264    16,904    16,788
        Fully Diluted           21,666    21,581    21,568    21,611    21,434

     Earnings per share:
      Fully diluted
       Income (loss) from
        continuing operations $   (.08) $    .47  $    .74  $    .27  $    .89
       Net income (loss)      $   (.11) $    .47  $   1.09  $    .54  $    .93

     (1) Includes results of operations from date of acquisition of the Wade Jones Company (July 1994), the Lincolnton facility (March 1993), Norgesplaster A/S (January 1993), Able Laboratories, Inc. (October
          1992) and NMC Laboratories, Inc. (August 1990). Reflects the adoption of Statement of Financial Accounting Standards No. 109 and No. 106 effective January 1, 1992 and January 1, 1993, respectively.
     (2)  Net   income  includes:  1994   -  extraordinary   item  -   loss  on
          extinguishment of debt ($683); 1992 - cumulative effect of a change in accounting for income taxes - $2,614; 1992, 1991 and 1990 - Income from discontinued Human Nutrition Segment - $4,809, $4,502 and $883, respectively.
     (3) 1994 includes transaction costs relating to the combination with A.L. Oslo and post-combination actions which are included in cost of goods sold ($450) and selling, general and administrative ($24,200). Amount net after tax of approximately $17,400.


                                             As of December 31,

     Balance Sheet Data (1)     1994       1993      1992      1991      1990

     Current assets          $250,499   $202,913  $178,283  $187,416  $178,792

     Non-current assets       341,819    324,704   302,730   301,140   232,199

          Total assets       $592,318   $527,617  $481,013  $488,556  $410,991

     Current liabilities     $154,650   $139,205  $107,015  $125,697  $112,138

     Long-term debt,
       less current
       maturities             220,036    144,350   133,701   196,103   142,476

     Deferred taxes and
       other non-current
       liabilities             36,344     40,129    33,454    28,449    26,129

     Stockholders' equity(2)   181,288    203,933   206,843   138,307   130,248

       Total liabilities
       and equity            $592,318   $527,617  $481,013  $488,556  $410,991



     (1) Includes accounts from date of acquisition of the Wade Jones Company (July 1994), the Lincolnton facility (March 1993), Norgesplaster A/S (January 1993), Able Laboratories, Inc. (October 1992) and NMC
          Laboratories, Inc. (August 1990) and the conversion of the Convertible Subordinated Debentures in 1992.
     (2) 1994 reflects acquisition of A.L. Oslo accounted for as a pooling of interests with cash purchase price deducted from stockholders' equity.

          Item 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          1994 Compared to 1993

          General

               1994 was a year of significant change for the Company. The following major events occurred and had an effect on the Company's operations and financial position.

               - The Company acquired the related Norwegian Human Pharmaceutical and Animal Health businesses ("A.L. Oslo") of its controlling shareholder for $23.6 million and warrants to purchase 3.6 million shares of the Company's Class A Common Stock. The combination was accounted for in a manner similar to a pooling of interests since the companies were under common control. All prior financial statements were restated to include A.L. Oslo and the following discussion reflects such restatement.

               - The Company changed its name from A. L. Laboratories, Inc. to A.L. Pharma Inc. and reorganized its business into two main segments. The Human Pharmaceuticals Segment which includes the International Pharmaceuticals Division ("IPD"), the U.S. Pharmaceuticals Division ("USPD") and the Fine Chemicals Division ("FCD"), and the Animal Health Segment which includes the Animal Health Division ("AHD") (both U.S. and International) and the Aquatic Animal Health Division ("AAHD").

               -  The Company incurred significant charges as follows:

                  - Direct   transaction   expenses   relating   to   the
                    acquisition of A.L. Oslo including special committee fees, investment banking, legal, accounting and other expenses - $2.9 million after tax.

                  - Post-combination  management actions  which  resulted
                    in charges for severance, exiting of certain businesses and product lines and other related actions - $14.5 million after tax.

               - The Company obtained a $185.0 million credit facility to purchase A.L. Oslo, refinance a significant amount of existing long and short term debt and for general corporate purposes. The refinancing of existing debt resulted in an extraordinary item for a loss on debt extinguishment of $.7 million after tax.

          Results of Operations

               Total revenue increased to $469.3 million in 1994 compared to $402.7 million in 1993 while operating income and income before extraordinary item and taxes decreased substantially due to the above described transaction expenses and post-combination expenses. As a result, the Company had a loss before extraordinary item of $1.7 million ($.08 loss per share) in 1994 compared to income of $10.1 million ($.47 per share) in 1993.

               Revenue in the Human Pharmaceuticals Segment accounted for $44.4 million of the consolidated revenue increase. The USPD accounted for a major portion of the increase due primarily to volume increases achieved in its liquids (including products containing iodinated glycerol), creams and ointments, and suppository product lines. The volume increase was fueled by products introduced in late 1993, (Epinephrine Mist and Clotrimazole cream) and products introduced in 1994 (Cimetidine liquid, Clobetasol cream and ointment, Miconazole suppositories and Clemastine liquid). On an overall basis price increases for certain products offset and slightly exceeded price declines for other products caused by competitive pressures.

               IPD including oral health care also accounted for a portion of the revenue increase due primarily to volume, and where permitted by local conditions selected price increases. Oral health care revenues increased by $2.9 million and the related operating loss declined due to continued penetration in markets where approval has been received, especially Sweden. FCD revenues improved by approximately 10% due to volume increases for Bacitracin, Vancomycin and Amphotericin B and selected price increases for Polymyxin and Bacitracin.

               Animal Health Segment revenue increased $22.3 million primarily due to the acquisition of Wade Jones Company in July 1994, higher volume sales of BMD and international and domestic sales of disease preventative products used in poultry markets. In addition, sales volume of fish vaccines, primarily for salmon, increased approximately 10% compared to 1993.

               On a consolidated basis gross profit increased $24.5 million while the gross margin percentage declined marginally from 42.0% to 41.3% in 1994.

               Gross profit dollars in the Human Pharmaceuticals Segment increased at a rate consistent with the sales increase as the aggregate gross profit percentage improved slightly compared to 1993. The U.S. Pharmaceuticals Division increased significantly in dollars and marginally in percent as overall product volume increases and higher value added new products offset continued high production and operating costs incurred to maintain compliance with "Current Good Manufacturing Practices" ("CGMP"). International Pharmaceuticals and Fine Chemicals generally maintained gross margins in line with revenue increases.

               Gross profit dollars in the Animal Health Segment increased at a rate less than the sales increase as the gross margin percent declined slightly. The gross margin percent for the Animal Health Division declined mainly due to competitive pressure on BMD prices and due to the acquisition of the Wade Jones Company, a distributor to the poultry market, and sales made pursuant to a distribution agreement with Merck AgVet for poultry products. The gross profits earned in the distribution business are generally lower than manufacturing gross profits. Gross profits earned by the Aquatic Animal Health Division as a percentage of sales were generally maintained as sales increased.

               Operating expenses on a consolidated basis increased $38.7 million compared to 1993. Included in operating expenses are $24.2 of expenses for transaction costs and for post-combination actions by management relating to the combination with A.L. Oslo.

               If   the  transaction  and  post-combination  expenses  were
          excluded the operating expense increase was $14.5 million or 10.4% compared to a 16.5% revenue increase.

               Operating expenses, not including transaction and post-combination expenses, in the Human Pharmaceuticals Segment increased due to variable selling expenses related to volume increases, additional research and development expenses for planned projects in process, and additional costs incurred in USPD in setting up a Central Distribution Center in 1994. Operating expenses, excluding transaction and post-combination expenses, for the Animal Health Segment increased due to the acquisition of Wade Jones in July 1994, increases in variable selling expenses and increases in research and development expenses.

               Including transaction and post-combination costs operating income was $16.0 million in 1994 compared to $30.2 million in 1993. By segment operating income was impacted as follows (in millions):

                                       Human       Animal
                                   Pharmaceuticals Health
                                       Segment     Segment  Unallocated  Total

          Operating income (loss)
            as reported               $(3.8)       $28.5      $(8.7)     $16.0

          Transaction costs and
            post-combination
            actions                   $19.0        $ 2.0      $ 3.7      $24.7

          Operating income (loss)
            excluding transaction
            costs and post-combination
            actions  - 1994           $15.2        $30.5      $(5.0)     $40.7

          Operating income (loss) -
            1993                      $ 8.6        $28.8      $(7.2)     $30.2

               Post-combination charges reflect the following management actions for the Human Pharmaceuticals Segment: severance of $2.9 million for employees eliminated due to redundancy, $8.8 million (including the write off of $5.8 million of intangibles) for the exit of the USPD from the tablet business in the U.S., $3.4 million for a write off of an intangible relating to an oral health care product which will no longer be marketed, $.9 million for the write down to fair market value of land which will be held for sale, $2.5 million for an accelerated payment for contractually committed research and development relating to a project which will no longer be funded by the Company and $.5 million for closing sales offices and eliminating duplicate distributors and other.

               Post-combination management actions for the Animal Health Segment relate to Aquatic Animal Health and include the exiting of an antibiotic product and related equipment of $1.7 million and severance of $.3 million.

               Unallocated expenses relate primarily to Corporate functions and include severance for redundant personnel of $.6 million and $3.1 million for transaction expenses primarily for legal, accounting and investment banking services incurred in 1994 to complete the combination. 1993 unallocated expenses include approximately $1.0 million for pre-combination transaction costs.

               The transaction costs and charges for post-combination management actions, a majority of which did not use cash, are anticipated to lower future expenses (i.e. eliminate redundant employees, distributors, etc.) and allow management to focus on its core businesses (i.e. eliminate U.S. tablet business and other minor products and exit non core research and development projects). The Company has provided for the exiting of the U.S. tablet business by the most probable exit plan (i.e. sale). If the exit by sale is not achieved an adjustment for additional future costs could be required in 1995.

               Interest expense increased $.4 million in 1994 to $15.4 million due primarily to additional debt incurred for the acquisition of A.L. Oslo and capital expenditures in the U.S., and higher U.S. interest rates in the latter part of 1994. Partially offsetting domestic increases was lower foreign interest expense due primarily to lower rates relative to 1993. As required the Company restated the prior years results of operations to reflect the acquisition of A.L. Oslo in a manner similar to a pooling of interests. Previous restated periods do not include the interest expense on the purchase price of $23.6 million which would have been incurred had the acquisition actually taken place in prior periods. Assuming an interest rate of 7%, interest expense for 1994 and 1993 would have been approximately $1.2 million and $1.7 million higher, respectively.

               The provision for income taxes in 1994 exceeded pre-tax income compared to a more representative 40.8% tax rate in 1993. The disproportionate relationship is the result of low pre-tax income (due to the transaction costs and post-combination actions) which magnifies the effect of non-deductible expenses principally goodwill amortization and portions of the transaction costs capitalized for tax purposes.

               Results for 1994 include an extraordinary item for a loss on extinguishment of debt. The loss of $.7 million ($1.1 million less a tax benefit of $.4 million) results from the expensing of debt issuance costs related to the previously existing debt when the Company refinanced such debt with a $185.0 million credit agreement.

          1993 Compared to 1992

          General

               The discussion which follows analyzes operating results by segment for 1993 and 1992 as restated in the manner in which the businesses were managed (i.e. as legal entities not as operating divisions which were set up in 1994).

          Results of Operations

               Revenue increased $44.0 million, (12.3%), while operating income, income from continuing operations and net income declined in the year ended December 31, 1993. Fully diluted earnings per share from continuing operations were $0.47 in 1993 compared to $0.74 in 1992. Discontinued operations in 1992 include income from the Human Nutrition business which was sold in September 1992.

               Revenue in the Human Pharmaceuticals Segment increased $31.2 million. Barre National ("Barre") achieved significant volume increases in most major product lines which were partially offset by lower pricing due to competitive pressures. ParMed and NMC Laboratories ("NMC") also had sales increases primarily related to volume. Included in the volume increases were sales in excess of $2.5 million for new products including Epinephrine Mist, Loperamide liquid and Clotrimazole cream. In addition, revenue increased from the inclusion of Able Laboratories, Inc. ("Able") acquired in October 1992, and sales related to the manufacturing facility in Lincolnton, NC ("Lincolnton") purchased in March 1993.

               Revenue decreased at Dumex Ltd. ("Dumex") due primarily to devaluations of Scandinavian currencies relative to the Danish Krone("DKK"), the translation effect of lower average exchange rates in 1993 versus the U.S. Dollar, lower exports to non-European markets, and price declines and controls mandated by certain Scandinavian and other European governments.

               Revenues increased at A.L. Oslo due to the acquisition of the remaining 50% of Norgesplaster A/S on January 1, 1993 and increased sales due to both price and volume increases of pharmaceutical grade bacitracin and other bulk antibiotics.

          Norgesplaster, previously accounted for on the equity basis, became a consolidated subsidiary on January 1, 1993. Partially offsetting the increases were lower Scandinavian revenues due to devaluations of the Swedish Kroner and the Finnish Mark in 1993 and the translation effect of lower average exchange rates in 1993 versus the U.S. Dollar.

               Revenue  in the  Animal  Health  business ("Animal  Health")
          increased $14.4 million. North American sales of the Company's BMD antibiotic in both the poultry and swine markets increased due primarily to volume. Product lines used in combination or sequentially with BMD including 3-Nitro and CTC also increased sales due mainly to volume. Internationally BMD , Albac and 3-Nitro sales increased primarily due to volume. Contributing to the segment's increase was the Aquatic Animal Health Division, which had significant gains in the sale of vaccines for farm raised salmon.

               On a consolidated basis, gross profit increased $5.3 million while the gross profit percentage declined from 45.7% in 1992 to 42.0% in 1993.

               The decline in gross profit percentage resulted from a number of factors in the Human Pharmaceuticals Segment. A.L. Oslo gross margins improved in dollars and percent due to the acquisition of Norgesplaster in January 1993, manufacturing efficiencies and increased sales of higher margin fine chemical products. Dumex gross margins declined in percent and dollars due to lower revenues resulting from devaluations of Scandinavian currencies other than the DKK, lower sales prices and increased manufacturing costs in 1993.

               The U.S. Pharmaceuticals gross margin percentage declined due to the negative impact of price reductions, and continued higher production and operating costs incurred to maintain regulatory compliance with CGMP. In particular, gross margin percentages were lower at Able due to increased costs incurred in connection with intensive regulatory compliance activities. The percentage reductions were somewhat offset by the benefit of higher volume in the U.S.

               The decline in gross profit dollars in the Human Pharmaceuticals Segment was more than offset by the Animal Health segment which had increased sales volume and maintained gross margins in its operating units.

               Consolidated operating expenses increased 8.1% or $10.4 million compared to a 12.3% revenue increase. The increase reflects higher selling expense related to volume increases and higher research and development expense. The Human Pharmaceuticals Segment had increased operating expenses due to the inclusion of Able and Norgesplaster and the acquisition of the Lincolnton facility, and continued expenses incurred to build an oral health care ("OHC") infrastructure. In addition, 1993 and 1992 include expenses related to settlement of the class action litigation and the combination study with A. L. Oslo.

               Operating income decreased on a consolidated basis by $5.1 million as a result of a $9.4 million reduction in the operating income for the Human Pharmaceuticals Segment which was offset in part by a $6.7 million increase in operating profit in Animal Health. The lower operating income in the Human Pharmaceuticals Segment results primarily from the decline in gross profit margins and dollars due to lower pricing, currency effects, and higher manufacturing costs primarily due to regulatory compliance, and the loss incurred by the newly established OHC business.

               In 1993 OHC sales were less than $1.0 million and significant expenses were incurred to build an administrative, selling and marketing infrastructure, for promotion of products when approved and for continuing research and development work, including the preparation of a New Drug Application ("NDA") for Elyzol Dental Gel to be filed in the United States.

               Interest expense decreased by $3.5 million due to the redemption of the convertible subordinated debentures in October 1992 and lower interest rates in 1993. Additional debt incurred to fund the acquisitions and additional working capital partially offset the decrease.

               Other income (expense), net was $1.9 million income in 1993 compared to $3.9 million income in 1992 due mainly to foreign exchange transaction gains recorded by A.L. Oslo of $3.3 million. Such gains resulted primarily from the termination of transactions which effectively denominated A.L. Oslo s debt in U.S. Dollars at a time when the Norwegian Kroner exchange rate was strong vis a vis the U.S. Dollar. These gains were offset in part by foreign exchange transaction losses incurred as a result of the devaluation of Scandinavian currencies other than the DKK.


               The Company's effective tax rate for continuing operations increased to 40.8% from 34.6% in 1992. Income taxes for 1992 were lowered by approximately $1.0 million due to the remeasurement of deferred taxes in Denmark due to the enactment of lower tax rates in the second quarter of 1992. 1992 results also include a non-cash increase to income of $2.6 million for the cumulative effect of adopting SFAS 109 as of January 1, 1992.


          Inflation

               The effect of inflation on the Company's operations during 1994, 1993 and 1992 was not significant.

          Governmental Actions affecting the Company

               The Company's operations in all countries are subject to regulation which includes inspections of manufacturing facilities, requires approvals to market products, and can result in the recall of products and suspension of production. In the United States the Food and Drug Administration (FDA) has imposed more stringent regulatory requirements on the pharmaceutical industry.

               The U.S. manufacturing companies included in the Company's Pharmaceuticals Segment, Barre, NMC, and Able, are affected in that they are required to comply with the FDA's interpretation of CGMP. In this regard, Barre and Able are parties to separate consent decrees with the FDA which define the specific standards they must meet to comply with CGMP.

               In 1992, 1993 and 1994, regulatory compliance has continued to affect costs directly by requiring the addition of personnel, programs and capital and indirectly by adding activities without directly increasing efficiency. The costs both direct and indirect of regulatory compliance (which have increased in recent years) are expected to continue to increase in the future.

               In July 1994, the Company ceased the marketing of products which contain iodinated glycerol. The cessation was the result of an industry wide banning of such products by the FDA. Because the FDA allowed for an orderly cessation of sales of these products the immediate impact was minimized.

               Iodinated glycerol products represented approximately 2% of the Company's 1994 sales and the prospective loss of sales of these products will negatively impact the Company's future operations.

               The iodinated glycerol product line was used to treat respiratory congestion resulting from coughs and colds. The Company has a broad line of other cough and cold remedies which may provide alternative therapies to the iodinated glycerol product line. The Company cannot predict the extent, if any, which the alternative products will be substituted.

               The Company and its subsidiaries have filed applications to market products with regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly increase future revenues and income. The Company cannot control or predict with accuracy whether such applications will be approved or the timing of their approval.

          European Operations

               The  fluctuations  of  European  currencies  have  and  will continue to impact the Company's European operations which comprise approximately 35% of revenues in 1994. In addition, many European governments have enacted or are in the process of enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or not allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations or future governmental pricing actions or their impact on the Company's results.

          Liquidity and Capital Resources

               At December 31, 1994, stockholders' equity was $181.3 million compared to $203.9 million at December 31, 1993. The ratio of long-term debt to equity was 1.21:1 and .71:1 at December 31, 1994 and 1993, respectively. The increase in the ratio reflects the financing required for the acquisition of A.L. Oslo, significant capital expenditures in 1994, and increased working capital requirements. Additionally, the required accounting for the A.L. Oslo acquisition magnified the change in the ratio since restated prior year financials include A.L. Oslo's equity as part of restated stockholders' equity and upon acquisition, the cash purchase price, $23.6 million, was deducted from stockholders' equity and in effect, added to long-term debt (i.e. the acquisition was financed).

               Working  capital  at December  31,  1994  was $95.8  million compared to $63.7 million and $71.3 million at December 31, 1993 and 1992, respectively. The current ratio was 1.62:1 at December 31, 1994 compared to 1.46:1 and 1.67:1 at December 31, 1993 and 1992, respectively.

               Working capital increased relative to 1993 primarily due to increases in accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses. Accounts receivable increased due to seasonally higher fourth quarter sales of liquid pharmaceuticals by the USPD, increased Animal Health sales of fish vaccines and poultry products, and the acquisition of the Wade Jones Company in 1994.

               Inventory increased due to additional Animal Health inventories for Wade Jones and products sold under a distribution agreement with Merck AgVet. USPD inventories increased to meet expected demand.

               All working capital elements also increased in 1994 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Danish Krone and Norwegian Krone, strengthened versus the U.S. Dollar as compared to 1993 by approximately 10%. The approximate increase due to currency translation was; accounts receivable $4.4 million, inventory $3.7 million and accounts payable and accrued expenses $3.2 million.

               The Company presently has various capital expenditure programs under way and planned including the planned expansion of a fermentation facility in Denmark. In 1994, the Company's capital expenditures were $44.3 million and in 1995 the Company plans to spend a lower amount than 1994.

               If anticipated sales growth occurs the Company will have increased working capital requirements.

               At December 31, 1994, the Company had $26.9 million available under existing short-term unused lines of credit and $15.5 million in cash. In addition, the Company has $10.3 million available in Europe under long-term lines of credit and $30.0 million available under a revolving credit facility which was included in the $185.0 million credit facility. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs. A substantial portion of the Company's short-term and long-term debt is at variable interest rates. An increase in interest rates in the U.S.or EuropewillnegativelyimpacttheCompany'sresultsofoperations.

               The $185.0 million credit facility contains various financial covenants including the maintenance of minimum equity to assets, current and interest coverage ratios. The equity to asset ratio requires the Company maintain stockholders' equity (plus adjustments) of at least 30% of total assets. This ratio will in effect require the Company to issue equity in the near term if significant additional funding for acquisitions or other purposes is required.

          Item 8.   Financial Statements and Supplementary Data

               See page F-1 of this Report, which includes an index  to the
          consolidated   financial   statements  and   financial  statement
          schedule.

          Item 9.   Changes  in  and   Disagreements  With  Accountants  on
                    Accounting and Financial Disclosure

               Not applicable.


                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

               The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 1995, which Proxy Statement will be filed on or prior to April 12, 1995, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


          Item 11.  Executive Compensation

               The information to be set forth under the subcaption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 7, 1995, which Proxy Statement will be filed on or prior to April 12, 1995, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

          Item 12.  Security  Ownership  of Certain  Beneficial  Owners and
          Management

               The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on June 7, 1995, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 12, 1995.

               There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

          Item 13.  Certain Relationships and Related Transactions

               The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on June 7, 1995, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 12, 1995.


                                       PART IV

          Item 14.  Exhibits, Financial Statement Schedules and  Reports on
          Form 8-K

          List of Financial Statements

               See  page F-1  of this  Report, which  includes an  index to
          consolidated   financial   statements  and   financial  statement
          schedule.

          List of Financial Statement Schedule

               See index to consolidated financial statements and financial statement schedule, which appears at page F-1 of this Report.

          List  of Exhibits    (numbered in  accordance  with Item  601  of
          Regulation S-K)

               3.1 Amended and Restated Certificate of Incorporation of A.L. Pharma Inc., dated September 30, 1994 and filed with the

          Secretary of State of the State of Delaware on October 3, 1994, is filed as an Exhibit to this Report.

               3.2 Amended and Restated By-Laws of A.L. Pharma Inc., effective as of October 3, 1994, is filed as an Exhibit to this Report.

               4.1 Reference is made to Article Fourth of the Amended and Restated Certificate of Incorporation of A.L. Pharma Inc. which is being filed as Exhibit 3.1 to this Report.

               4.2 Warrant Agreement between A.L. Pharma Inc. and The First National Bank of Boston, as warrant agent, is filed as an Exhibit to this Report.

               10.1 $185,000,000 Credit Agreement among A.L. Laboratories, Inc., as Borrower, Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated September 28, 1994, is filed as an Exhibit to this Report.

               Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 1994 will be furnished to the Commission upon request.

               10.2 Parent Guaranty, made by A.L. Pharma Inc. in favor of Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated September 28, 1994 is filed as an Exhibit to this Report.

               10.3 Restructuring Agreement, dated as of May 16, 1994, between A.L. Laboratories, Inc. (now known as A.L. Pharma Inc.) and Apothekernes Laboratorium A.S (now known as A.L. Industrier
          AS) was filed as Exhibit A to the Definitive Proxy Statement dated August 22, 1994 and is incorporated herein by reference.

               10.4 Employment Agreement dated January 1, 1987, as amended December 12, 1989, between I. Roy Cohen and A.L.
          Laboratories, Inc. was filed as Exhibit 10.3 to A.L. Laboratories, Inc.'s 1989 Annual Report on Form 10-K and is incorporated herein by reference.

               10.5 Control Agreement dated February 7, 1986 between Apothekernes Laboratorium A.S (now known as A.L. Industrier AS) and A.L. Laboratories, Inc. (now known as A.L. Pharma Inc.) was filed as Exhibit 10.10 to the A.L. Laboratories, Inc.'s 1985 Annual Report on Form 10-K and is incorporated herein by reference.

               10.6 Amendment to Control Agreement dated October 3, 1994 between A.L. Industrier AS (formerly known as Apothekernes Laboratorium A.S) and A.L. Laboratories, Inc. (now known as A.L. Pharma Inc.) is filed as an Exhibit to this Report.

               10.7 A.L. Laboratories, Inc. 1983 Incentive Stock Option Plan, as amended through January 1, 1991 was filed as Exhibit
          10.7 to A.L. Laboratories, Inc.'s 1990 Annual Report on Form 10-K and is incorporated herein by reference.

               10.8 Employment agreement dated July 30, 1991 between the Company and Jeffrey E. Smith was filed as Exhibit 10.8 to A.L. Laboratories, Inc.'s 1991 Annual Report on Form 10-K and is incorporated herein by reference.

               10.9 Employment agreement between NMC Laboratories and George S. Barrett dated August 6, 1990 was filed as Exhibit 10.11 to A.L. Laboratories, Inc.'s 1991 Annual Report on Form 10-K and is incorporated herein by reference.

               10.10  Lease   Agreement  between  A.L.  Industrier  AS,  as
          landlord, and Apothekernes Laboratorium AS, as tenant, dated October 3, 1994 is filed as an Exhibit to this Report.

               10.11  Administrative   Services   Agreement  between   A.L.
          Industrier AS and Apothekernes Laboratorium AS dated October 3, 1994 is filed as an Exhibit to this Report.

               10.12 Employment agreement dated August 10, 1972 between Apothekernes Laboratorium A.S (transferred to A.L. Oslo per the combination transaction) and Einar W. Sissener is filed as an exhibit to this report.

               10.13 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to A.L. Oslo per the combination transaction) and Ingrid Wiik is filed as an exhibit to this report.

               10.14 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to A.L. Oslo per the combination transaction) and Thor Kristiansen is filed as an exhibit to this report.

               10.15 Employment contract dated October 2, 1991 between Apothekernes Laboratorium A.S (transferred to A.L. Oslo per the combination transaction) and Knut Moksnes is filed as an exhibit to this report.

               11     Computation  of Earnings  per  Common Share  for  the
          years ended December 31, 1994, 1993 and 1992.

               21     A list  of the subsidiaries  of the Registrant  as of
          March 18, 1995 is filed as an Exhibit to this Report.

               23     Consent  of  Coopers  & Lybrand  L.L.P.,  Independent
          Accountants, is filed as an Exhibit to this Report.

               27     Financial Data Schedule

               See exhibit index on Page E-1 for exhibits filed with this report.

          Report on Form 8-K

               On October 17, 1994, the Company filed a report on Form 8-K dated October 3, 1994 reporting Item 2. "Acquisition or
          Disposition of Assets" and Item 7. "Financial statements of businesses acquired, proforma financial information and exhibits relating to the acquisition of the Related Norwegian businesses.

          Undertakings

               For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 Nos. 2-97830(as amended April 19, 1989) and 33-37516 (filed November 1,
          1990):


                    Insofar as indemnification for liabilities arising
               under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          March 30, 1995                A.L. PHARMA INC.
                                        Registrant


                                        By: /s/ Einar W. Sissener
                                            Einar W. Sissener
                                            Chairman, Director and
                                            Chief Executive Officer

               Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Date:  March 30, 1995              /s/ Einar W. Sissener
                                             Einar W. Sissener
                                             Chairman, Director and
                                             Chief Executive Officer



          Date:  March 30, 1995              /s/ Jeffrey E. Smith
                                             Jeffrey E. Smith
                                             Vice  President,  Finance  and
                                             Chief Financial Officer
                                             (Principal accounting officer)




          Date:  March 30, 1995              /s/ I. Roy Cohen
                                             I. Roy Cohen
                                             Director and Chairman of the
                                             Executive Committee




          Date:  March 30, 1995
                                             James Balog
                                             Director and Chairman of the
                                             Audit Committee

          Date:  March 30, 1995              /s/ Thomas G. Gibian
                                             Thomas G. Gibian
                                             Director and Chairman of the
                                             Compensation Committee



          Date:  March 30, 1995              /s/ Glen E. Hess
                                             Glen E. Hess
                                             Director



          Date:  March 30, 1995              /s/ Peter G. Tombros
                                             Peter G. Tombros
                                             Director



          Date:  March 30, 1995              /s/ Georg W. Sverdrup
                                             Georg W. Sverdrup
                                             Director



          Date:  March 30, 1995              /s/ Erik G. Tandberg
                                             Erik G. Tandberg
                                             Director



          Date:  March 30, 1995              /s/ Gert Munthe
                                             Gert Munthe
                                             Director

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                    ______________





                                                                 Page

          Consolidated Financial Statements:

            Report of Independent Accountants                     F-2

            Consolidated Balance Sheet at
               December 31, 1994 and 1993                         F-3

            Consolidated Statement of Operations for
               the years ended December 31, 1994,
               1993 and 1992                                   F-4 to F-5

            Consolidated Statement of Stockholders'
               Equity for the years ended
               December 31, 1994, 1993 and 1992                F-6 to F-8

            Consolidated Statement of Cash Flows
               for the years ended December 31, 1994,
               1993 and 1992                                   F-9 to F-10

            Notes to Consolidated Financial Statements         F-11 to F-42

          Financial Statement Schedule:

            Schedule II - Valuation and Qualifying Accounts
             for the years ended December 31, 1994,
             1993 and 1992                                       F-43

          Financial statement schedules other than Schedule II are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS





          To the Stockholders and
           Board of Directors of
          A.L. Pharma Inc.:


               We have audited  the consolidated  financial statements  and the financial statement schedule of A.L. Pharma Inc. and Subsidiaries (formerly A.L. Laboratories, Inc.) (the "Company") listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.L. Pharma Inc. and Subsidiaries as of December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

               As discussed in Note 2 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions, and effective January 1, 1992, the Company changed its method of accounting for income taxes.



                                                  COOPERS & LYBRAND L.L.P.

          Parsippany, New Jersey

          March 1, 1995

                           A.L. PHARMA INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                          (In thousands, except share data)

                                                             December 31,
                                                         1994           1993
     ASSETS
     Current assets:
      Cash and cash equivalents                        $ 15,512       $ 11,647
      Accounts receivable, net                          119,084         97,306
      Inventories                                       106,297         88,132
      Prepaid expenses and other current assets           9,606          5,828

          Total current assets                          250,499        202,913

     Property, plant and equipment, net                 202,903        170,355
     Intangible assets, net                             128,758        135,098
     Other assets and deferred charges                   10,158         19,251

            Total assets                               $592,318       $527,617


     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Current portion of long-term debt                $ 13,288       $ 14,108
      Short-term debt                                    61,196         55,533
      Accounts payable                                   31,153         23,556
      Accrued expenses                                   46,651         42,448
      Accrued and deferred income taxes                   2,362          3,560

          Total current liabilities                     154,650        139,205

     Long-term debt                                     220,036        144,350
     Deferred income taxes                               27,528         28,797
     Other non-current liabilities                        8,816         11,332

     Stockholders' equity:
      Preferred stock, $1 par value, no shares issued
      Class A Common Stock, $.20 par value,
       13,618,791 and 13,567,683 shares issued            2,724          2,714
      Class B Common Stock, $.20 par value,
       8,226,562 shares issued                            1,646          1,646
      Additional paid-in capital                        118,833        111,473
      Foreign currency translation adjustment             8,125            307
      Retained earnings                                  55,482         93,291
      Treasury stock, 248,920 and 247,210 shares of
       Class A Common Stock, at cost                     (5,522)        (5,498)

          Total stockholders' equity                    181,288        203,933

            Total liabilities and
              stockholders' equity                     $592,318       $527,617


                   See notes to consolidated financial statements.

                          A.L. PHARMA INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS
                        (In thousands, except per share data)


                                                   Years Ended December 31,
                                              1994         1993       1992

     Total revenue                          $469,263     $402,675   $358,632
       Cost of sales                         275,543      233,423    194,665

     Gross profit                            193,720      169,252    163,967
       Selling, general and
         administrative expenses             177,742      139,038    128,658

     Operating income                         15,978       30,214     35,309
       Interest expense                      (15,355)     (14,996)   (18,534)
        Other income (expense), net            1,113        1,880      3,937
     Income from continuing operations
      before provision for income taxes,
      extraordinary item and cumulative
      effect of change in accounting
      principle                                1,736       17,098     20,712

          Provision for income taxes           3,439        6,969      7,161

     Income (loss) from continuing operations
      before extraordinary item and
      cumulative effect of change in
      accounting principle                    (1,703)      10,129     13,551

     Income from discontinued
      operations, net of tax                                           4,809

     Income (loss) before extraordinary item
      and cumulative effect of change
      in accounting principle                 (1,703)      10,129     18,360

     Extraordinary item, net of tax             (683)
     Cumulative effect of change in
      accounting principle                                             2,614

     Net income (loss)                      $ (2,386)    $ 10,129   $ 20,974

     Average common shares outstanding:
       Primary                                21,568       21,510     18,264
       Fully diluted                          21,666       21,581     21,568









                               Continued on next page.

                          A.L. PHARMA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS, (Continued)
                        (In thousands, except per share data)


     Earnings per common share:
     Primary
       Income (loss) from continuing operations
         before extraordinary item and
        cumulative effect of change in
        accounting principle                $   (.08)    $    .47   $    .74
       Cumulative effect of change in
        accounting principle                                             .14
       Net income (loss)                    $   (.11)    $    .47   $   1.15

     Fully diluted
       Income (loss) from continuing operations
         before extraordinary item and
        cumulative effect of change in
        accounting principle                $   (.08)    $    .47   $    .74
       Cumulative effect of change in
        accounting principle                                             .12
       Net income (loss)                    $   (.11)    $    .47   $   1.09


































                   See notes to consolidated financial statements.

                                       A.L. PHARMA INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (COMMON STOCK ACCOUNTS)
                                       (In thousands, except share data)

                                                   Class    Class
                                                     A        B
                                                  Common    Common
                                                  Stock     Stock        Treasury Stock        Total
                                       Common                                                  Common
                                       Shares      Par       Par       Shares                  Stock
                                       Issued     Value     Value       Held         Cost      Accounts

     Balance, December 31, 1991      17,213,023   $1,797    $1,646    (179,871)   $(3,759)     $  (316)

     Purchase of treasury stock                                        (27,127)      (651)        (651)
     Exercise of stock options
      (Class A) and other                82,423       16                                            16
     Employee stock purchase plan        25,678        5                                             5
     Conversion of debentures         4,377,917      876                                           876

     Balance, December 31, 1992      21,699,041   $2,694    $1,646    (206,998)   $(4,410)     $   (70)

     Purchase of treasury stock                                        (40,212)    (1,088)      (1,088)
     Exercise of stock options
      (Class A) and other                57,574       13                                            13
     Employee stock purchase plan        37,630        7                                             7

     Balance, December 31, 1993      21,794,245   $2,714    $1,646    (247,210)   $(5,498)     $(1,138)

     Purchase of treasury stock                                         (1,710)       (24)         (24)
     Exercise of stock options
      (Class A)                           2,750        1                                             1
     Employee stock purchase plan        48,358        9                                             9

     Balance, December 31, 1994      21,845,353   $2,724    $1,646    (248,920)   $(5,522)     $(1,152)








                                       A.L. PHARMA INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       (In thousands, except share data)

                                                               Foreign                      Total
                                     Common       Additional   Currency                     Stock-
                                     Stock        Paid-In      Translation     Retained     holders'
                                     Accounts     Capital      Adjustment      Earnings     Equity

     Balance, December 31, 1991
       previously reported           $  (316)     $ 49,588      $11,159        $53,575      $114,006
     Accounts of A.L. Oslo (ALO)
       net of eliminations                                        2,621         21,680        24,301

     Balance, December 31, 1991
       restated                         (316)       49,588       13,780         75,255       138,307

     Net income - 1992                                                          20,974        20,974
     Dividends declared
       ($.18 per common share)                                                  (3,305)       (3,305)
     Net foreign currency
       translation adjustment                                    (7,137)                      (7,137)
     Purchase of treasury stock         (651)                                                   (651)
     Tax benefit realized from
       stock option plan                               447                                       447
     Exercise of stock options
       (Class A) and other                16           662                                       678
     Employee stock purchase plan          5           575                                       580
     Conversion of debentures            876        58,605                                    59,481
     Remittances from ALO to
       A.L. Industrier                                                          (2,531)       (2,531)

     Balance, December 31, 1992      $   (70)     $109,877      $ 6,643        $90,393      $206,843

     Net income - 1993                                                          10,129        10,129
     Dividends declared
       ($.18 per common share)                                                  (3,873)       (3,873)
     Net foreign currency
       translation adjustment                                    (6,336)                      (6,336)







                                       A.L. PHARMA INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
                                       (In thousands, except share data)

                                                               Foreign                      Total
                                     Common       Additional   Currency                     Stock-
                                     Stock        Paid-In      Translation     Retained     holders'
                                     Accounts     Capital      Adjustment      Earnings     Equity

     Purchase of treasury stock       (1,088)                                                 (1,088)
     Tax benefit realized from
       stock option plan                               311                                       311
     Exercise of stock options
       (Class A) and other                13           586                                       599
     Employee stock purchase plan          7           699                                       706
     Remittances from ALO to
       A.L. Industrier                                                           (3,358)      (3,358)

     Balance, December 31, 1993      $(1,138)     $111,473     $    307         $93,291     $203,933

     Net loss - 1994                                                             (2,386)      (2,386)
     Dividends declared
       ($.18 per common share)                                                   (3,893)      (3,893)
     Net foreign currency
       translation adjustment                                     7,818                        7,818
     Purchase of treasury stock          (24)                                                    (24)
     Exercise of stock options
       (Class A)                           1            30                                        31
     Employee stock purchase plan          9           778                                       787
     Remittances from ALO to
       A.L. Industrier                                                           (1,384)      (1,384)
     Appropriation of retained
       earnings equal to cash
       purchase price for A.L.
       Oslo                                         23,594                      (23,594)
     Purchase of A.L. Oslo
       Cash paid                                   (23,594)                                  (23,594)
     Warrants issued                                 6,552                       (6,552)

     Balance, December 31, 1994      $(1,152)     $118,833     $  8,125         $55,482     $181,288



                          A.L. PHARMA INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands of dollars)



                                                  Years Ended December 31,
                                                  1994       1993      1992

     Operating activities:

       Net income (loss)                       $ (2,386)   $ 10,129   $ 20,974
       Adjustments to reconcile net income
         (loss) to net cash provided by
         operating activities:
       Depreciation and amortization             26,773      23,842     22,671
       Deferred income taxes                     (5,506)        493      2,763
       Noncurrent asset writeoffs                14,841
       Extraordinary item                           683
       Income from option fee and sale of
        trademarks and intangibles                                      (4,958)
       Cumulative effect of change in
         accounting principle                                           (2,614)

       Change in assets and liabilities, net
         of effects from business
         acquisitions:
          (Increase) decrease in accounts
             receivable                         (14,864)    (16,000)    14,464
          (Increase) in inventory               (11,639)     (4,635)   (11,114)
          (Increase) decrease in prepaid
             expenses and other current
             assets                                (774)       (833)       797
          Increase (decrease) in accounts
             payable and accrued expenses         8,492       3,497    (12,538)
          Increase (decrease) in accrued and
             deferred income taxes               (1,269)     (2,592)     1,723
       Other, net                                 2,811       1,847        918
          Net cash provided by operating
            activities                           17,162      15,748     33,086

     Investing activities:

       Proceeds from option fee, sale of
         trademarks, intangibles and
          equipment                                             268      5,043
       Capital expenditures                     (44,326)    (24,044)   (21,325)
       Acquisition of A.L. Oslo                 (23,594)
       Purchase of acquired businesses,
          and intangibles, net of cash
          acquired                              (13,733)    (17,280)   (11,660)
           Net cash used in investing
             activities                         (81,653)    (41,056)   (27,942)


                               Continued on next page.

                   See notes to consolidated financial statements.

                          A.L. PHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                              (In thousands of dollars)



                                              Years Ended December 31,
                                                  1994       1993       1992
     Financing activities:

       Net borrowings under
         lines of credit                      $   4,494   $ 23,484    $ (9,141)
       Proceeds of long-term debt               164,423     26,375      28,000
       Reduction of long-term debt             (100,719)   (12,397)    (20,280)
       Dividends paid                            (3,893)    (3,873)     (3,305)
       Cash transfers between A.L. Oslo
         and A.L. Industrier                      4,991     (3,358)     (2,531)
       Treasury stock acquired                      (24)    (1,088)       (651)
       Proceeds from employee stock option
         and stock purchase plan                    818      1,305       1,258
       Other, net                                (2,713)       575         (79)
           Net cash provided by (used in)
             financing activities                67,377     31,023      (6,729)

     Exchange rate changes:

       Effect of exchange rate changes
         on cash                                  1,481       (818)       (558)
       Income tax effect of exchange rate
         changes on intercompany advances          (502)       225         384
     Net cash flows from exchange rate
            changes                                 979       (593)       (174)
     Increase (decrease) in cash and cash
       equivalents                                3,865      5,122      (1,759)
     Cash and cash equivalents at
       beginning of year                         11,647      6,525       8,284
     Cash and cash equivalents at
       end of year                             $ 15,512   $ 11,647    $  6,525



















                   See notes to consolidated financial statements.

                          A.L. PHARMA INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (In thousands, except share data)



          1.   The Company and Basis of Presentation:

               A.L. Pharma Inc., previously named A. L. Laboratories, Inc., (the "Company") is a specialized multinational pharmaceutical company engaged in developing, manufacturing and marketing branded and generic, value-added human pharmaceuticals and animal health products.

               On October 3, 1994, the Company completed the acquisition of the pharmaceutical, animal health, bulk antibiotic and aquatic animal health businesses of Apothekernes Laboratorium A.S (the "Related Norwegian Businesses"). Concurrent with the closing of the acquisition the Company changed its name to A.L. Pharma Inc. from A. L. Laboratories, Inc.

               The combination of the Related Norwegian Businesses of Apothekernes Laboratorium A.S with the Company was completed pursuant to an Agreement dated May 16, 1994, which was subsequently approved separately by the shareholders of both companies.

               In order to accomplish the transaction Apothekernes Laboratorium A.S changed its name to A.L. Industrier A.S ("A.L. Industrier") and demerged the Related Norwegian Businesses into a new Norwegian corporation called Apothekernes Laboratorium AS ("A.L. Oslo"). The Company then acquired the shares of A.L. Oslo through a tender offer.

               A.L. Industrier is the beneficial owner of 100% of the outstanding shares of the Company's Class B stock and is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. (See Note 15.)

               The consideration paid by the Company for A.L. Oslo was $30,146 consisting of $23,594 in cash, and warrants to purchase
          3.6 million shares of the Company's Class A Common Stock (estimated value at time of closing of $1.82 per share or $6,552 in total). The warrants expire on January 3, 1999 and have an exercise price of $21.945.

               The Company was required to account for the acquisition of A.L. Oslo as a transfer and exchange between companies under common control. Accordingly, the accounts of A.L. Oslo were combined with the Company at historical cost in a manner similar to a pooling-of-interests and the Company's financial statements have been restated to include A.L. Oslo. At the acquisition date, the consideration paid for A.L. Oslo was reflected as a decrease to stockholders' equity net of the estimated value ascribed to the warrants. There were no adjustments required to conform accounting practices of the companies.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                ______________________

          Selected information for A. L. Laboratories, Inc. and A.L. Oslo follows:


                                             1994        1993        1992
          Total Revenue
           A. L. Laboratories, Inc.      $400,636    $338,230     $295,112
           A.L. Oslo                       85,401      78,467       78,724
           Eliminations (a)               (16,774)    (14,022)     (15,204)
                                         $469,263    $402,675     $358,632

          Income (loss) from continuing
           operations
            A. L. Laboratories, Inc.     $ (2,705)   $  8,621     $ 11,367
            A.L. Oslo                       1,202       1,008        2,535
            Eliminations (a)                 (200)        500         (351)
                                         $ (1,703)   $ 10,129     $ 13,551

          Discontinued operations
            A. L. Laboratories, Inc.                              $  4,809

          Extraordinary item -
            debt retirement
              A. L. Laboratories, Inc.    $  (683)

          Cumulative effect of
           change in accounting
           for income taxes
             A.L. Oslo                                            $  2,614

          Net income (loss)(b)
            A. L. Laboratories, Inc.     $ (3,388)   $  8,621     $ 16,176
            A.L. Oslo                       1,202       1,008        5,149
            Eliminations (a)                  (200)        500         (351)
                                         $ (2,386)   $ 10,129     $ 20,974

          (a) Prior to the combination there were transactions between A.L. Laboratories, Inc. and A.L. Oslo such as sales, commissions and license fees. As a result of the combination such
          transactions   became  intercompany  in   nature  and  have  been
          eliminated.

          (b) The 1994 net loss includes the net after tax effect of combination related transaction costs and the extraordinary item of approximately $3,600 ($.17 per share) and the net after tax effect of post-combination management actions of approximately $14,500 ($.67 per share). The total of $18,100 was incurred $3,200 by A.L. Oslo and $14,900 by A. L. Laboratories, Inc.

              The restated statement of operations for 1992, 1993 and the period January 1, to October 2, 1994 do not include interest expense related to the cash consideration paid on October 3, 1994 by the Company for A.L. Oslo. Assuming cash consideration of

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                ______________________

          $23,594, interest expense after tax would have decreased reported results by approximately $750 in 1994 (for the period January 1, to October 2, 1994), and $1,000 in 1993 and 1992.

          2.   Summary of Significant Accounting Policies:

               Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The effects of all significant intercompany transactions have been eliminated.

               Financial  statements  and   related  footnotes  have   been
          restated for all periods presented to reflect the combination of the Company with A.L. Oslo. (See Note 1.)

               Cash equivalents:

               Cash equivalents include all highly liquid investments that have an original maturity of three months or less.

               Inventories:

               Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is principally used to determine the cost of the U.S. Pharmaceuticals manufacturing subsidiary inventories including: Barre-National, Inc. ("Barre"), NMC Laboratories, Inc. ("NMC") and Able Laboratories, Inc. ("Able"). The first-in, first-out (FIFO) and average cost methods are used to value remaining inventories.

               Property, plant and equipment:

               Property, plant and equipment are recorded at cost. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to income as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts, with any gain or loss included in net income.

               Interest is capitalized as part of the acquisition cost of major construction projects. In 1994, 1993 and 1992, $722, $262 and $214 of interest cost was capitalized, respectively.

               Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

                    Buildings                 30-40 years
                    Building improvements     10-30 years
                    Machinery and equipment    2-20 years

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               Intangible assets:

               Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The Company's policy in assessing the recoverability of intangible assets is to compare the carrying value of the intangible assets with the anticipated future income of businesses to which the intangibles relate. In connection with the acquisition of A.L. Oslo and the reorganization of the Company in December 1994, the Company decided to exit its U.S. tablet business and cease the marketing of an oral health care product based on licensed technology. These actions resulted in a write off of intangible assets of $9,200. (See Note 3). The following table is net of accumulated amortization of $28,699 and $21,884 for 1994 and 1993, respectively.

                                              1994      1993       Life
          Excess of cost of acquired
          businesses over the fair value
          of the net assets acquired       $104,768   $101,039    20 - 40

          Technology, trademarks, NADAs
          and other                          23,990     34,059     6 - 20

                                           $128,758   $135,098

               Foreign currency translation and transactions:

               The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are accumulated in a separate component of stockholders' equity. The foreign currency translation adjustment for 1994, 1993 and 1992 is net of ($502), $225, and $384, respectively, representing the foreign tax effects associated with intercompany advances to foreign subsidiaries.

               Foreign exchange contracts:

               The Company enters into foreign exchange contracts to buy and sell certain cash flows in non-functional currencies and as a hedge against foreign debt payable. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains or losses on the foreign debt. Foreign

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          exchange  contracts  that  are   not  recognized  as  hedges  are
          accounted for as foreign currency transactions.

               Interest rate hedging transactions:

               The Company enters into interest rate hedge agreements which fix the interest rate to be paid for specified periods on variable rate long-term debt. The differential to be paid or received is recorded as of the value date and recognized over the life of the agreements as an adjustment to interest expense.

               Change in accounting method for income taxes:

               In 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
          109). SFAS 109 requires the utilization of the liability method of accounting for deferred taxes based on enacted tax rates. The cumulative effect of adopting SFAS 109 as of January 1, 1992 resulted in a non-cash increase to net income of $2,614 ($.12 per share fully diluted).

               The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes.

               At December 31, 1994, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $27,000. No provisions have been made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for taxes payable with respect to earnings which the Company plans to repatriate.

               Change in Accounting Method for Postretirement Benefits:

               Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). The statement requires accrual accounting for these benefits over the service lives of the employees instead of expensing payments as incurred. Adoption of SFAS 106 did not have a material impact on the Company. (See Note 11.)

               Accounting for Postemployment Benefits:

               Effective January 1, 1994, the Company formally adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" (SFAS 112). The

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          statement  requires accrual of postemployment benefits during the
          employment period when certain conditions are met.   The adoption
          of SFAS 112 did not have a material impact on the Company.

               Earnings per share:

               Primary earnings per share is based upon the weighted average number of common shares outstanding and commencing in 1994 warrants to purchase common shares will be included when dilutive.

               Fully diluted earnings per share reflect the dilutive effect of stock options (not material for the computation of primary) and assumes through October of 1992 that the 7 3/4% Convertible Subordinated Debentures were converted into common stock, with earnings being increased for interest expense thereon, net of taxes. In October 1992, the Convertible Subordinated Debentures were fully converted into Class A Common Stock.

          3.   Transaction   Expenses   and   Post-Combination   Management
          Actions

               In connection with the acquisition of A.L. Oslo, the Company incurred transaction expenses related to the combination for fees paid to a special committee of the Board of Directors (charged with evaluating the feasibility of the transaction), and investment banking, legal, accounting and other transaction expenses. In 1994 these expenses before tax totalled $3,100 of which $2,600 were expensed in the fourth quarter of 1994. Certain of these expenses are not deductible for tax purposes.
          Similar expenses of approximately $1,000 were incurred in both 1993 and 1992 relating to a possible combination. Additionally, to complete the acquisition, the Company refinanced its long-term debt and incurred a loss on extinguishment of $683 ($1,102 loss less $419 of income taxes or $.03 per share which has been classified as an extraordinary item.)

               Upon consummation of the acquisition the Company was reorganized on a global basis into decentralized business divisions. Each division was required to evaluate its business to determine actions necessary to maximize the division's and the Company's competitive position. As a result, in December 1994 the Board of Directors approved a plan and the Company announced post-combination management actions which included exiting certain businesses and product lines which did not fit into the Company's new strategic direction, severing certain employees employed in the businesses or product lines to be exited or whose positions had become redundant as a result of the acquisition and the sale or exiting of certain support facilities which also became redundant as a result of the acquisition. A summary of the charges resulting from these actions follows:

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          Pre-tax
          Amount              Description of Action

          $3,750 Sever 53 employees primarily in the pharmaceutical segment. All identified employees were notified in the fourth quarter of 1994. At year end $3,156 was accrued for severance to be paid subsequent to December 31, 1994.

          $8,800 Exit by sale or closing the U.S. tablet business in 1995. Write-off includes intangible assets of $5,800 and plant and equipment of $3,000. No severance for tablet employees was accrued based on management's evaluation of the most probable exit plan
                              (sale). Should such exit plan fail to be consummated an adjustment for additional future costs could be required in 1995 if the business is closed.

          $5,000 Discontinue manufacturing and marketing of Aquatic Animal Health antibiotics and an oral health care product produced under license. Write off includes $1,600 of tangible assets, primarily machinery and equipment and intangible assets of $3,400.

            $900 Sell unimproved land which was to be the site for manufacturing expansion. This land is no longer needed as a result of the acquisition resulting in a write down to fair market value.

            $600 Close duplicate sales offices and eliminate duplicate distributors.

               In addition, the Company made the decision to no longer pursue research and development activities relating to the colonic delivery of drugs. The Company accelerated contractually required payments of $2,500 in the fourth quarter of 1994 and does not intend to fund future activities in this area.

               The expenses for transaction costs (excluding the extraordinary item) and the post-combination actions described are included in cost of goods sold ($450) and in selling, general and administrative expenses ($24,200).

               The net after tax effect of the transaction costs including the extraordinary item was approximately $3,600 ($.17 per share) and the net after tax effect of the post-combination actions described above was approximately $14,500 ($.67 per share).

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          4.   Business and Product Line Acquisitions:

               The following acquisitions were accounted for under the purchase method and the accompanying financial statements reflect results of operations from their respective acquisition dates.

               In July 1994, the Company acquired the Wade Jones Company ("Wade Jones") headquartered in Lowell, Arkansas. Wade Jones is a major distributor of poultry animal health products and also manufactures and blends certain animal health products.

               The purchase agreement required a purchase price of approximately $8,350 including adjustments based on actual financial position on the closing date. In addition, the agreement provides for contingent payments based on future product approvals. The excess of purchase price over the underlying estimated fair value of net assets acquired based on a preliminary allocation is being amortized over 20 years.

               Had the acquisition of Wade Jones occurred as of January 1, 1993 pro forma revenues and net income (loss) would have been as follows (unaudited):
                                                      Year Ended
                                                     December 31,

                                                 1994         1993

          Revenues                           $481,525     $427,014
          Income (loss) before extraordinary
            items                            $ (1,488)    $ 10,471
          Net Income (loss)                  $ (2,168)    $ 10,471

          Net Income (loss) per common share

             Primary                            $(.10)        $.49
             Fully diluted                      $(.10)        $.49

               The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of results of operations that would have been reported had the acquisition been completed at the beginning of 1993.

               On January 1, 1993, A.L. Oslo acquired the remaining outstanding shares (50% ownership) of Norgesplaster A/S which it did not already own from an unrelated third party for $2,100 in cash. Norgesplaster is a Norwegian manufacturer of adhesive bandages, surgical tapes and non-medical tapes. The excess of the total cost of the acquisition over the fair value of the net assets aggregated approximately $900 and is being amortized over 20 years.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               In March 1993, the Company's subsidiary, Barre, acquired a pharmaceutical manufacturing facility in Lincolnton, North Carolina ("Lincolnton"), including inventories, approved ANDAs and other related assets for approximately $16,000 including direct costs of acquisition. The purchase price was paid by cash and by issuance of a $5,000 long-term promissory note bearing interest at prime. The facility is designed to manufacture oral liquids and topical ointments and creams. In addition, a multi-year supply agreement was signed which provides for the sale from Lincolnton, Barre, Able and NMC of pharmaceutical products to the previous owner of Lincolnton, a major generic drug distributor.

               In October 1992, the Company acquired the business, assets and assumed liabilities of Able.

               Able  is  a   manufacturer  and   marketer  of   specialized
          prescription and over-the-counter pharmaceuticals with an emphasis on suppositories, and tablets for specialty markets. The purchase agreement required an initial payment in cash and provided for contingent payments based on FDA product approvals received. The cost of the acquisition was approximately $17,900, including direct costs of acquisition and actual contingent payments of $6,000. The contingent payments for FDA approvals of suppository products were recorded as intangible assets and are being amortized over 15 years. No further contingent payments are required in accordance with the terms of an agreement reached with the prior owners in the fourth quarter of 1994. (See Notes 2 and 3 relating to the Company's decision to exit the U.S. tablet business.)

               During 1994 the Company recorded contingent payments based on the results of operations required by the respective purchase agreements of approximately $750 for NMC (acquired in 1990) and $762 for Biomed Inc. (acquired in 1989). No further contingent payments are required for Biomed.

               Contingent payments are included in intangible assets when earned and amortized over their remaining life. The excess of purchase prices over the underlying fair value of net assets acquired for Lincolnton and the suppository business of Able is being amortized on a straight-line basis over 30 years.

          5.   Inventories:

               Inventories consist of the following:
                                                       December 31,
                                                1994           1993

               Finished product               $ 60,443       $ 46,698
               Work-in-process                  14,075         12,440
               Raw materials                    31,779         28,994
                                              $106,297       $ 88,132

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               At December 31, 1994 and 1993, approximately $47,300 and $42,300 of inventories, respectively, are valued on a LIFO basis. Such amounts exceeded the FIFO basis by $376 in 1994 and $1,566 in 1993.

          6.   Property, Plant and Equipment:

               Property, plant and equipment, at cost, consist of the following:

                                                     December 31,
                                                 1994          1993

               Land                           $  9,279       $  8,507
               Buildings and building
                 improvements                   90,321         77,291
               Machinery and equipment         191,701        157,080
               Construction in progress         12,069          7,386
                                               303,370        250,264
               Less, accumulated depreciation  100,467         79,909

                                              $202,903       $170,355

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          7.   Long-Term Debt:

               Long-term debt consists of the following:

                                                    December 31,
                                                 1994         1993

               U.S. Dollar Denominated:
                1994 Credit Facility
                 Term Loan A - 7.625%         $ 65,000
                 Term Loan B - 7.50%            72,000
                 Revolving Credit - 7.375%      18,000

                Bank term loans                              $ 73,660
                Lincolnton acquisition note      3,000          5,000
                Industrial Development Revenue
                 Bonds:
                   Baltimore County, Maryland
                    (7.25%)                      6,700          6,700
                    (6.875%)                     1,200          1,200
                   Lincoln County, NC            6,000
                   Niagara County, NY
                  (70% of Prime)                   100            154
                Other, U.S.                      4,809          2,046

               Denominated in Other Currencies:
                Mortgage notes payable (NOK)    32,496         30,029
                Bank and agency development
                 loans (NOK)                    16,979         15,577
                Long term credit lines (NOK)                   12,618
                Lundbeck acquisition note
                   (DK)                          6,056         10,404
                Other, foreign                     984          1,070
                                               233,324        158,458
                Less, current maturities        13,288         14,108

                                              $220,036       $144,350

               On September 28, 1994, the Company signed a $185,000 credit agreement ("1994 Credit Facility") with a consortium of banks arranged by the Union Bank of Norway and Den norske Bank A.S. The agreement provided for the refinancing of outstanding indebtedness, the acquisition of A.L. Oslo (including related transaction costs, fees and expenses) and for general corporate purposes.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               The credit agreement provided for the loans as follows:

                              Term Loan      Term Loan       Revolving
          Credit
                                 (A)            (B)              Facility


          Maximum Amount      $65,000        $72,000         $48,000

          Term                7 years        5 years         4    years    3
          months

          Interest Rate       Eurodollar     Eurodollar      Eurodollar
          rate
           (Variable)         rate plus      rate plus       plus 1.125%
                              1.375%         1.25%

          Amount of           5% to 9% of    5% to 10% of    Revolving
            repayment         loan amount    loan amount     100% at
                              per year       per year        maturity
                              commencing in  commencing in   subject to
                              1996 and 30%   1996 and 30%    extension
                              at final       at final
                              maturity       maturity

               On October 3, 1994, concurrent with the acquisition of A.L. Oslo the Company borrowed $142,000 under the 1994 Credit Facility and subsequently repaid bank term loans of $71,279 and line of credit debt of $30,620. The repayment of the bank term loans resulted in a loss on repayment of $1,102 ($683 net of tax). The loss has been classified as an extraordinary item.

               In connection with the purchase of the Lincolnton facility, the Company issued the former owner a promissory note of $5,000 bearing interest at prime. ($3,000 at 8.5% is outstanding as of December 31, 1994.) Payment of the note can vary under the terms of the agreement but is expected to require repayment of $1,500 in both 1995 and 1996.

               In August 1994, the Company issued Industrial Development Revenue Bonds for $6,000 in connection with the expansion of the Lincolnton, North Carolina plant. The bonds require monthly interest payments at a floating rate (5.75% at December 31, 1994; 3.712% cumulative weighted average for 1994) approximating the current money market rate on tax exempt bonds and the payment by the Company of annual letter of credit, remarketing, trustee, and rating agency fees of 1.125%. The bonds require a yearly sinking fund redemption of $500 from August 1996 to August 2004 and $300 thereafter through August 2009. To account for the unexpended bond proceeds at December 31, 1994, the Company has classified $1,287 of cash, which is restricted for use in the plant expansion, as construction in progress. Plant and equipment with

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          an approximate net book value of $5,800 serve as collateral for this loan.

               The Baltimore County Industrial Development Revenue Bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $12,900 collateralize the Baltimore County Industrial Revenue Bonds.

               The mortgage notes  payable denominated in Norwegian  Kroner
          (NOK) were originally issued in connection with the construction of a pharmaceutical facility in Lier, Norway and are collateralized by this facility (net book value of $38,200 at December 31, 1994) and the Oslo, Norway ("Skoyen") facility. (See Note 12.) The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 1994 and 1993 was 9.6% and 11.3%, respectively. In 1995 and 1996, debt of approximately $6,000 and $15,500, respectively, will be subject to interest rate adjustments based on the then current rates. The tranches are repayable in semiannual installments through 2021. Yearly amounts payable vary between $1,120 and $1,950.

               A.L. Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Such loans are collateralized by the Skoyen property and require yearly payments made semiannually through 1998 of between $721 and $1,744 and a final payment of $11,568 in 1999. The weighted average interest rate of the loans at December 31, 1994 and 1993 was 6.9% and 8.8%, respectively. The banks and agencies have the option to extend payment in 1999.


               The $6,056 outstanding debt to Lundbeck represents the present value of the remaining installment due in Danish Kroner
          (DK) payable  on the first business  day of 1995.   A.L. Oslo has
          hedged the currency exposure arising from the Lundbeck installments by purchasing forward exchange contracts which mature on the same date as the DK installment is due. This debt has been accounted for using the interest method applying an interest rate of 10.00% Payments on this debt have been guaranteed via a guarantee fee of 0.75% per annum. This loan was repaid on January 2, 1995.

               As of December 31, 1994, A.L. Oslo had approximately $10,300 available in NOK in three year line of credit agreements with two banks. The credit lines require certain equity, cash flow and quick ratios, as defined, be maintained.

               The 1994 Credit Facility has a number of loan covenants, the most restrictive of which is the equity to asset ratio.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          Certain NOK loans have loan covenants which apply directly to A.L. Oslo.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               Maturities of long-term debt during each of the next five years and thereafter are as follows:

                    Year ending December 31,

                              1995            $13,288
                              1996             12,883
                              1997             19,110
                              1998             28,104
                              1999             89,703
                              Thereafter       70,236
                                             $233,324

          8.   Short-Term Debt:

               Short-term debt consists of the following:

                                            December 31,
                                          1994      1993

                         Domestic       $42,096    $39,107
                         Foreign         19,100     16,426
                                        $61,196    $55,533

               At December 31, 1994, the Company and its domestic subsidiaries have available bank lines of credit totaling $61,250. Borrowings under these lines are made for periods generally less than three months and bear interest from 6.625% to 8.50% at December 31, 1994. At December 31, 1994, the amount of the unused lines totaled $19,154.

               At December 31, 1994, the Company's foreign subsidiaries have available lines of credit with various banks totaling $26,846 ($23,963 in Europe and $2,883 in the Far East). Drawings under these lines are made for periods generally less than three months and bear interest at December 31, 1994 at rates ranging from 6.25% to 7.13%. At December 31, 1994, the amount of the unused lines totaled $7,746 ($6,731 in Europe and $1,015 in the Far East).

               The weighted average interest rate on short-term debt during the years 1994, 1993 and 1992 was 5.9%, 5.7% and 8%, respectively.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          9.   Income Taxes:

               Domestic and foreign income from continuing operations before income taxes was $158 and $1,578, respectively in 1994, $13,348 and $3,750, respectively in 1993, and $11,104 and $9,608, respectively, in 1992. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:

                                                Years Ended December 31,
                                              1994      1993       1992
                    Current:
                      Federal                $6,246    $4,104     $3,224
                      Foreign                 1,389     1,595      1,301
                      State                   1,310       777        685
                                              8,945     6,476      5,210

                    Deferred:
                      Federal                (5,018)      748        825
                      Foreign                   142      (397)       932
                      State                    (630)      142        194
                                             (5,506)      493      1,951
                         Provision for
                         income taxes        $3,439    $6,969     $7,161

               A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:

                                                Years Ended December 31,
                                              1994      1993       1992

          Provision for income taxes at
            statutory rate                    35.0%     35.0%      34.0%
          State income tax, net of federal
            tax benefit                       25.5%      3.5%       2.8%
          Higher (lower) taxes on foreign
            earnings, net                     14.2%     (4.4%)     (2.4%)
          Tax credits                         (0.1%)    (0.4%)      (.3%)
          Non-deductible costs, principally
            depreciation and amortization
            related to acquired companies     78.1%      7.1%       5.0%
          Capitalized combination costs       49.4%
          Reduction in Danish tax rates                            (4.9%)
          Non-deductible interest expense on
            conversion of convertible debentures                    1.9%
          Other                               (4.0%)               (1.5%)
               Provision for income taxes    198.1%     40.8%      34.6%

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               Deferred tax  liabilities  (assets)  are  comprised  of  the following:
                                                          Year Ended
                                                         December 31,
                                                        1994       1993

          Accelerated depreciation and amortization
            for income tax purposes                    $22,157    $23,920
          Excess of book basis of acquired assets
            over tax bases                               9,200      9,052
          Differences between inventory valuation
            methods used for book and tax purposes
            (Denmark)                                    2,186      2,136
          Other                                             40        374
          Gross deferred tax liabilities                33,583     35,482


          Accrued liabilities and other reserves        (6,115)    (4,183)
          Pension liabilities                           (1,250)      (701)
          Loss carryforwards                              (801)      (610)
          Other                                         (1,035)      (882)
          Gross deferred tax assets                     (9,201)    (6,376)

          Deferred tax assets valuation allowance          801        610

               Net deferred tax liabilities            $25,183    $29,716

               As of December 31, 1994, the Company has state loss carryforwards of approximately $8,898, which are available to offset future taxable income. These carryforwards will expire between the years 1999 and 2001. Accordingly, the Company has recognized a deferred tax asset relating to these carryforwards. The Company has established a valuation allowance for the entire amount of these carryforwards.

               Danish tax law prior to 1991 allowed the Company's Danish subsidiaries to appropriate an investment fund of up to 25% of annual taxable income adjusted for certain items. The appropriation is tax deductible in the year it was made. Fifty percent of the amount appropriated must be deposited in an interest-yielding blocked bank account. Blocked funds are released with the acquisition of the qualifying property and equipment. Included in "other assets and deferred charges" as of December 31, 1994 and 1993 is $1,481 and $1,988, respectively, of such blocked funds.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          10.  Pension Plans:

          Domestic:

               Prior to July 1, 1994, the Company maintained two qualified noncontributory, defined benefit pension plans ("A.L. Plan" and "Subsidiary Plan") covering the majority of its domestic employees. Effective July 1, 1994, the Company amended the A.L. Plan to include certain subsidiary employees and merged the Subsidiary Plan into the A.L. Plan. The benefits are based on years of service and the employee's compensation during the last five years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Plan assets are invested in equities, long-term government securities and bonds.

               Net pension cost for 1994, 1993 and 1992 included the following components:

                                          Years Ended December 31,
                                            1994    1993     1992

          Service cost                    $1,047   $  939   $  794
          Interest cost                      856      693      549
          Actual return on plan assets       105     (375)    (451)
          Net amortization and deferral     (502)     106      160
                                          $1,506   $1,363   $1,052

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               The following tables set forth the plan's funded status as of December 31, 1994 and 1993 (1993 amounts are combined to be consistent with the 1994 presentation):

                                                     Accumulated
                                                   Benefits Exceed
                                                       Assets
                                                  1994         1993

          Accumulated benefit obligation:
               Vested                           $ 5,388      $ 5,838
               Nonvested                            770          520
                                                $ 6,158      $ 6,358

          Projected benefit obligation          $ 8,767      $ 9,652
          Fair value of plan assets              (5,658)      (5,986)
          Unrecognized net loss                  (2,705)      (2,551)
          Unrecognized prior service cost         1,540          (76)
          Unrecognized net transition
            obligation                             (274)        (304)
          Additional minimum liability              --           354

            Accrued pension costs               $ 1,670      $ 1,089

          The assumptions used were as follows:

                                             1994      1993       1992

          Weighted average discount rate     8.5%      7.25%      8.0%

          Rate of increase in compensation
            rate                             5.0%      5.0%       5.0%

          Expected long-term rate of return
            on plan assets                   8.0%      8.0%       8.0%


               In 1993, the Company incurred a settlement loss of $322 as a result of a number of retirees accepting lump sum settlements in lieu of receiving pension benefits.

               In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to a few highly compensated employees. For 1994 such pension expense was approximately $60 and the year end accrual was $115. Prior year expenses and accruals were not material.

               The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 10%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          plans were approximately $700, $500 and $400 in 1994, 1993 and 1992, respectively.

          Europe:

               A.L. Oslo has defined benefit plans which cover the majority of its employees. These pension commitments are funded through a collective agreement with a Norwegian insurance company and A.L. Oslo makes annual contributions to the plan in accordance with Norwegian insurance principles and practices. In addition to the annual premiums, A.L. Oslo has made prepayments to specific premium funds. These premium funds are used to cover ordinary future annual premiums. The pension plan assets are deposited in the insurance company's general account which is principally invested in fixed income securities.

               A.L. Oslo also maintains a direct pension arrangement with certain employees. These pension commitments are paid out of general assets and the obligations are accrued but not prefunded.

          Net pension cost for 1994, 1993 and 1992 included the following components:

                                             1994      1993    1992

          Service cost                      $1,009   $  729   $ 658
          Interest cost                        766      895     797
          Actual return on plan assets        (340)     (12)   (467)
          Net amortization and deferral       (178)    (478)    (22)
                                            $1,257   $1,134   $ 966

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          The following tables set forth the plans' funded status as of December 31, 1994 and 1993:


                                     Assets Exceed      Accumulated
                                      Accumulated         Benefits
                                        Benefits       Exceed Assets
                                    1994      1993     1994     1993
          Accumulated benefit
            obligation:
              Vested               $ 7,337  $ 5,919  $ 1,455   $ 1,070
              Nonvested                418       90                 77
                                   $ 7,755  $ 6,009  $ 1,455   $ 1,147

          Projected benefit
            obligation             $12,041  $ 9,125  $ 1,503   $ 1,207
          Fair value of plan
            assets                  (8,978)  (7,616)
          Unrecognized net gain
            (loss)                   2,082    2,356       (7)      109
          Unrecognized prior
            service cost              (856)    (811)    (459)     (472)
          Unrecognized net
            transition obligation   (1,409)  (1,360)     (36)      (36)
          Additional minimum
            liability                                    454       339

          Accrued pension costs    $ 2,880  $ 1,694  $ 1,455   $ 1,147

          The assumptions used were as follows:

                                             1994      1993       1992

          Weighted average discount rate     7.0%      7.0%       8.5%

          Rate of increase in compensation
            rate                             3.5%      3.5%       5.0%

          Expected long-term rate of return
            on plan assets                   7.0%      7.0%       8.0%

               The Company's Danish subsidiary, Dumex, has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $1,900, $1,800 and $2,000 in 1994, 1993 and 1992,
          respectively.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          11.  Postretirement Benefits:

               The Company has an unfunded postretirement medical and nominal life insurance plan covering certain domestic employees included in the A.L. Plan as of January 1, 1993. The plan will not be extended to any additional employees. Retired employees are required to contribute for coverage as if they were active employees.

               The Company adopted SFAS 106 on January 1, 1993 and elected to recognize the change on a delayed recognition basis. Accordingly, the transition obligation of $1,079 will be amortized over twenty years. The discount rate used in determining the 1994 and 1993 expense was 7.25% and 8.0%, respectively. The discount rate used in determining the accumulated post retirement obligation as of December 31, 1994 and 1993 was 8.5% and 7.25%, respectively. The health care cost trend rate was 9.5% declining to 5.0% over a ten year period, remaining level thereafter.

               The unfunded plan is recognized at December 31, 1994 and 1993 as follows:

                                                          1994      1993

          Accumulated postretirement benefit obligation

             Retirees                                  $  277     $   327
             Fully eligible active participants           180         184
             Other active participants                    819         849
                                                        1,276       1,360
          Unrecognized estimated net loss                 102        (137)
          Unrecognized transition obligation             (971)     (1,025)

             Accrued postretirement benefit cost       $  407     $   198

               The net periodic postretirement benefit cost included the following components. Prior year costs expensed as incurred were not material.

                                                  1994       1993

                    Service cost                  $102       $ 94
                    Interest cost                   97         85
                    Amortization of
                      transition obligation         54         54
                                                  $253       $233

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          12.  Transactions With A. L. Industrier:

                                            Years Ended December 31,
                                             1994      1993      1992

          Sales to and commissions received
            from A.L. Industrier           $2,805    $2,855     $1,716

          Compensation received for
            management services rendered to
            A.L. Industrier                $  854    $  876     $1,162

          Inventory purchased from and
            commissions paid to A.L.
            Industrier                     $  291    $  580     $1,736

          Net interest received from A.L.
            Industrier                     $  401    $  850     $  851

               The acquisition of A.L. Oslo has been accounted for as a pooling of interests. Therefore, prior period related party transactions are now intercompany and eliminated in the consolidation. Transactions between A.L. Oslo and A.L. Industrier which were formerly intercompany are now related party transactions. (See Note 1.)

               As of December 31, 1994 and 1993 there was a net current receivable of $673 and $1,141, respectively, from A.L. Industrier. As of December 31, 1993, included in "other assets and deferred charges" was a long-term interest bearing receivable of $5,804 from A.L. Industrier which was repaid in 1994. The rate of interest at December 31, 1993 was 13%.

               The Company and A.L. Industrier have an administrative service agreement whereby the Company is required to provide management services to A.L. Industrier with an initial term through January 1, 1997. The agreement provides for payment equal to the direct and indirect cost of providing the services subject to a minimum amount in the initial term. The agreement may be terminated by either party upon six months notice after the initial term.

               In addition, in connection with the agreement to purchase A.L. Oslo, A.L. Industrier retained the ownership of the Skoyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The agreement also permits the Company to use the Skoyen facility as collateral on existing debt for five years. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20 year term and is

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          renewable at the then fair rental value at the option of the Company for four consecutive five year terms.

          13.  Contingent Liabilities, Litigation and Commitments:

               In November 1992, a class action complaint was filed against the Company and certain senior executives related to alleged losses as a result of a decline in the Company's stock price in November 1992. In the fourth quarter of 1993 the Company settled the lawsuit while continuing to deny all facts and liabilities in the matter. The gross settlement amount was $2,300 with a significant amount covered by insurance. The settlement amount was paid prior to December 31, 1993.

               The Company and its subsidiaries are, from time to time, involved in litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all pending suits should not have a material adverse effect on the consolidated financial position of the Company.

               In  connection with  a  1991 product  line acquisition,  the
          Company entered into a ten-year manufacturing agreement which requires the Company to purchase a yearly minimum quantity of feed additives on a cost-plus basis. If the minimum quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. The current cost of the yearly minimum quantity is approximately $6,000 and the fixed cost portion is approximately 20%. For 1994 and prior years, the Company has purchased in excess of the minimum quantities.


          14. Leases:

               Rental expense under operating leases for 1994, 1993 and 1992 was $5,513, $5,099 and $4,157, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

               Year Ending December 31,

                                 1995        $ 4,200
                                 1996          3,200
                                 1997          2,600
                                 1998          2,400
                                 1999          1,800
                                 Thereafter    5,000
                                             $19,200

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          15.  Stockholders' Equity:

               The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 1994) are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

               In connection with the acquisition of A.L. Oslo the Company issued warrants to purchase 3,600,000 shares of Class A Common stock for $21.945 per share through January 3, 1999. The warrants generally are exercisable on the earlier of October 3, 1995 or the date the registration statement relating to such warrants becomes effective. (See Note 1.)

               The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 40,000,000; and the number of authorized shares of Class B Common Stock is 15,000,000.

          16.  Derivatives and Fair Value of Financial Instruments:

               The   Company  currently   uses  the   following  derivative
          financial instruments for purposes other than trading.

          Derivative             Use              Purpose

          Forward    foreign     Frequent         Entered  into to  sell or
          exchange contracts                      buy   both    fixed   and
                                                  anticipated cash flows in
                                                  non-functional
                                                  currencies.

          Interest      rate     Occasional       Entered   into   to   fix
          hedge agreements                        interest     rate     for
                                                  specified    periods   on
                                                  variable  rate  long-term
                                                  debt.

               At December 31, 1994 and 1993, the Company's European subsidiaries had foreign currency contracts outstanding with a notional amount of approximately $19,000. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts expired by February 1995. At December 31, 1994 there were no other derivative contracts outstanding.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


               Counterparties  to derivative agreements are major financial
          institutions.   Management believes the risk  of incurring losses
          related to credit risk is remote.

               During 1991 and 1992, prior to its acquisition by the Company A.L. Oslo, whose functional currency is the Norwegian Kroner (NOK), entered into U.S. Dollar loans and through foreign currency derivative contracts effectively denominated a significant portion of its debt in U.S. Dollars. The favorable movement of the NOK compared to the U.S. Dollar in 1992 resulted in foreign exchange gains of approximately $2,400 in 1992. These contracts were terminated in 1992.

               The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximate fair value because a significant portion of the underlying debt is at variable rates and reprices frequently.

          17.  Stock Options and Employee Stock Purchase Plan:

               Under the Company's 1983 Incentive Stock Option Plan, as amended (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. In May 1993 the Company's stockholders approved an increase, from 1,500,000 to 1,650,000, in the maximum number of shares available for grant. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. This right must be exercised at the same time the stock option is exercised and is limited to one half of the total number of shares being exercised. Included in options outstanding at December 31, 1994 are options to purchase 1,875 shares with cash appreciation rights, all of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 1994 and 1993, options for 299,373 and 482,748 shares, respectively, were available for future grant.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          The table below summarizes the activity of the Plan:

                                          Shares        Option        Shares
                                         Outstanding    Price        Exercisable

          Balance at December 31, 1991    460,535   $ 4.58  - $17.63  177,971
           Granted in 1992                 92,500   $19.50  - $19.50
           Canceled in 1992               (26,751)  $ 7.75  - $16.62
           Exercised in 1992              (81,823)  $ 4.58  - $16.62

          Balance at December 31, 1992    444,461   $ 4.58  - $19.50  195,555
           Granted in 1993                122,500   $21.38  - $27.13
           Canceled in 1993               (20,187)  $15.00  - $22.13
           Exercised in 1993              (56,874)  $ 4.58  - $16.62

          Balance at December 31, 1993    489,900   $ 4.58  - $27.13  226,155
            Granted in 1994               207,000   $13.50  - $16.87
            Canceled in 1994              (23,625)  $ 8.75  - $23.13
            Exercised in 1994             ( 1,700)  $ 8.75  - $ 8.75

          Balance at December 31, 1994    671,575   $ 4.58  - $27.13  319,703


               The Company implemented an Employee Stock Purchase Plan on January 1, 1991. Eligible employees of the Company and its domestic subsidiaries may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 25% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $156, $140 and $115 in 1994, 1993 and 1992, respectively.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          18.  Supplemental Data:
                                                 Years Ended December 31,
                                               1994      1993      1992

             Allowance for doubtful accounts
              receivable at year end         $ 4,897   $ 2,983   $ 2,965
             Research and development
              expense                         32,497    24,032    20,559
             Depreciation expense             18,342    16,096    14,513
             Amortization expense              8,431     7,746     8,158
             Interest cost incurred           16,077    15,258    18,748

             Other income (expense) net:
               Interest income                 1,432     1,915     1,740
               Foreign exchange gains
                 (losses), net                   (34)      163     2,522
               Other, net                       (285)     (198)     (325)
                                             $ 1,113   $ 1,880   $ 3,937

             Supplemental cash flow information:

             Cash paid for interest
              (net of amount capitalized)    $15,687   $15,025   $18,514
             Cash paid for income taxes        9,228     8,848     3,764

             Supplemental schedule of
               noncash investing and
               financing activities:

             Warrants issued                 $ 6,552

             Conversion of debentures to
               common stock, net                                 $59,481


             Fair value of assets acquired   $19,437   $36,461   $18,699
             Cash paid                        13,733    17,280    11,660

             Liabilities assumed             $ 5,704   $19,181   $ 7,039



          19. Discontinued Human Nutrition Business:

               In September 1992, Dumex completed the disposition of the remaining assets and operations of the Company's Human Nutrition business. As a result, the Company has reported the Human Nutrition business as a discontinued operation in the Consolidated Statement of Operations.

               The table below sets forth a summary  of selected components
          relating  to the  results of  the Human  Nutrition business.   In

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


          accordance with applicable accounting requirements, the only amounts shown in the accompanying Consolidated Statement of Operations are the amounts shown below as "Income from discontinued operations, net of tax".

                                                  Year ended
                                                  December 31,
                                                     1992

          Revenues                                  $35,496
          Pre-tax Income:
           Operations                               $ 1,067
           Sale of trademarks,
             intangibles and option
             fee                                      4,958
                                                      6,025
          Provision for foreign
            income taxes
              Current                                   404
              Deferred                                  812

          Income from
           Discontinued operations,
            net of tax                              $ 4,809

               The provision for income taxes reflects a rate lower than the statutory rate due to favorable tax treatment in Denmark of capital gains.

          20.  Information  Concerning  Business  Segments  and  Geographic
          Operations:

               The Company currently conducts its business operations in two business segments: (1) Human Pharmaceuticals and (2) Animal Health. The Human Pharmaceuticals business includes the U.S. Pharmaceutical Division, International Pharmaceuticals Division including Oral health care, and Fine Chemicals Division (i.e. bulk antibiotics). The Animal Health business consists of the Animal Health Division and the Aquatic Animal Health Division. The Company's operations outside the United States are conducted primarily in Europe by the Company's manufacturing subsidiaries in Norway and Denmark.

               In 1994 the Company combined with A. L. Oslo and was required to restate its prior years financial statements. In addition, the operating structure of the Company was reorganized to include Fine Chemicals as part of Human Pharmaceuticals instead of being part of the Animal Health business. As a result of these changes 1993 and 1992 segment data were restated to include A. L. Oslo and combine Fine Chemicals with Human Pharmaceuticals.

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


                                                       Depre-
                                                       ciation
                                                        and
                                              Identi-  Amorti-   Capital
                          Total    Operating  fiable   zation    Expendi-
         1994            Revenue    Income(4) Assets   Expense    tures
     Business segments:
      Human
       Pharmaceuticals
       ("HP")            $329,113  $(3,850)  $454,685  $20,900   $25,201
      Animal Health
       ("AH")             141,077   28,532    122,804    5,657    18,134
      Unallocated             615   (8,708)    14,829      216       991
      Eliminations         (1,542)       4
                         $469,263  $15,978   $592,318  $26,773   $44,326

     Geographic:

      United States      $303,270  $ 6,774   $362,359
      Europe and Other    179,714    9,180    230,722
      Eliminations        (13,721)      24       (763)
                         $469,263  $15,978   $592,318

       1993
     Business segments:
     Human
       Pharmaceuticals(1) $219,789  $(2,584)  $326,429  $12,829   $12,828
     Restatement and
       Reclassification,
       net(3)               64,950   11,148    101,943    5,951     3,802

         HP restated       284,739    8,564    428,372   18,780   $16,630

     Animal Health (1)     119,708   29,987     93,160    4,914     7,723
     Restatement and
       Reclassification,
       net(3)                (975)  (1,139)    (6,916)     (23)     (579)
         AH restated      118,733   28,848     86,244    4,891     7,144
     Unallocated (1)                (6,479)     3,613       63        46
     A.L. Oslo -
        unallocated           470     (774)     9,388      108       224
     Eliminations          (1,267)      55
                         $402,675  $30,214   $527,617  $23,842    24,044


     Geographic:
     United States (1)    $249,301  $17,404   $319,854
     Europe and Other (2)  164,075   12,853    208,618
     Eliminations          (10,701)     (43)      (855)
                          $402,675  $30,214   $527,617

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________

                                                        Depre-
                                                        ciation
                                                        and
                                              Identi-  Amorti-   Capital
                          Total    Operating  fiable   zation    Expendi-
                         Revenue    Income(4) Assets   Expense    tures
       1992
     Business segments:
     Human
       Pharmaceuticals(1) $195,380  $ 8,420   $270,867  $12,202   $ 7,873
     Restatement and
       Reclassification,
       net(3)               58,177    9,522    110,899    5,989     7,115
         HP restated       253,557   17,942    381,766   18,191   $14,988

     Animal Health (1)     100,308   24,060     92,236    4,116     6,755
     Restatement and
       Reclassification,
       net(3)                4,061   (1,870)   (11,679)     165      (634)
         AH restated       104,369   22,190     80,557    4,281   $ 6,121

     Unallocated (1)                 (3,986)     8,621       57        69
     A.L. Oslo -
        unallocated         1,282     (863)    10,069      142       147
     Eliminations            (576)      26
                         $358,632  $35,309   $481,013  $22,671    21,325
     Geographic:

      United States (1)   $197,645  $18,557   $264,620
      Europe and
        Other (2)          172,090   16,766    217,840
      Eliminations        (11,103)     (14)    (1,447)
                         $358,632  $35,309   $481,013

     1.  As reported
     2. 1993 and 1992 amounts increase compared to previously reported due to the restatement.
     3. Restatement and reclassification, net - includes the results of A.L. Oslo and the reclassification of the Fine Chemicals Division from the Animal Health Segment to the Human Pharmaceutical Segment.
     4. 1994 operating income includes charges for post combination actions related to the acquisition of A.L. Oslo and transaction expenses as follows:

               Human Pharmaceuticals    $19,000
               Animal Health              1,950
               Unallocated                3,700
                                        $24,650

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


     21.  Selected Quarterly Financial Data (unaudited):



                                             Quarter
                                                                        Total
     1994(a)                    First      Second     Third   Fourth    Year

     Total revenue            $107,380  $110,958   $117,438  $133,487  $469,263

     Gross profit               45,230    45,504     48,261    54,725   193,720

     Income loss before
       extraordinary item        3,551     2,807      4,005   (12,066)  (1,703)

     Net income (loss)(b)      $  3,551  $  2,807   $  4,005  $(12,749) $(2,386)


     Earnings per common share:
      Primary
       Income (loss) before
         extraordinary item   $    .16  $    .13   $    .19  $   (.56)  $  (.08)
       Net income (loss)      $    .16  $    .13   $    .19  $   (.59)  $  (.11)

      Fully diluted
       Income (loss) before
         extraordinary item   $    .16  $    .13   $    .19  $   (.56)  $  (.08)
       Net income (loss)      $    .16  $    .13   $    .19  $   (.59)  $  (.11)


     1993(a)

     Total revenue            $ 94,617  $ 97,673   $ 97,418  $112,967  $402,675

     Gross profit               43,179    42,668     38,402    45,003   169,252

     Net income               $  3,952  $  2,877   $    829  $  2,471  $10,129


     Earnings per common share:
      Primary

                          A.L. PHARMA INC. AND SUBSIDIARIES

                                  __________________


       Net income             $    .18  $    .13   $    .04  $    .11   $  .47

      Fully diluted
       Net income             $    .18  $    .13   $    .04  $    .11   $  .47

     (a) Financial information for all quarters reflects the retroactive effect of the October 1994 combination, accounted for as a pooling of interests, with A.L. Oslo (See Note 1.)

     (b) The fourth quarter 1994 reflects an extraordinary item for the write off of deferred loan costs of $683, net of tax, related to the early extinguishment of debt. The fourth quarter also includes expenses for transaction costs and related charges for post-combination actions taken by management. Such expenses reduced net income by $17,025 ($.79 per share). (See Note 3.)

                                       A.L. PHARMA INC. AND SUBSIDIARIES

                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           (In thousands of dollars)

     Column A                        Column B          Column C             Column D       Column E

                                                       Additions
                                     Balance at   Charged (Credited) to                    Balance
                                     Beginning    Costs and     Other                      At End
     Description                     of Period    Expenses      Accounts    Deductions     of Period


     Reserve for doubtful accounts:

     Year ended December 31,
               1994                  $ 2,983        $1,361      $ 261  *    ($ 208) **     $4,897

               1993                  $ 2,965        $  502     ($ 148) *    ($ 336) **     $2,983

               1992                  $ 2,886        $  588     ($  56) *    ($ 453) **     $2,965









       *     Includes $65 and $250 in 1993  and 1992, related to business  acquisitions and ($    ),
             ($152) and  ($150) in 1994,  1993 and 1992,  respectively, related to  foreign currency translation adjustments.  Includes ($61) and ($163) of cash collected in 1993 and 1992, respectively, on previously written off accounts.

      **     Accounts written off to reserve.