Form 10-Q
period 1995-03-31
A L LABORATORIES INC
filed 1995-05-12
CIK 730469

Page 5 of 15


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
March 31, 1995

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 8, 1995:

     Class A Common Stock, $.20 par value -- 13,389,039 shares;
     Class B Common Stock, $.20 par value -- 8,226,562 shares.


                        A.L. PHARMA INC.

                              INDEX



                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements


     Consolidated Condensed Balance Sheet as of
     March 31, 1995 and December 31, 1994                  3

     Consolidated Statement of Income for the
     Three Months Ended March 31, 1995 and 1994            4

     Consolidated Condensed Statement of Cash
     Flows for the Three Months Ended March 31,
     1995 and 1994                                         5

     Notes to Consolidated Condensed Financial
     Statements                                          6-8


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   9-13



PART II.  OTHER INFORMATION


     Signatures                                                14


     Exhibit 11 - Computation of Earnings
                   per Common Share                            15
                     A.L. PHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)

                                             March 31,
                                               1995        December  31,
                                            (Unaudited)       1994
ASSETS
Current assets:
  Cash and cash equivalents                  $  6,971       $ 15,512
  Accounts receivable, net                    108,473        119,084
  Inventories                                 117,962        106,297
  Other                                         9,775          9,606
     Total current assets                     243,181         250,499

Property, plant and equipment, net            211,009        202,903
Intangible assets                             129,735         128,758
Other assets and deferred charges              11,757          10,158
          Total assets                       $595,682        $592,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt          $  7,339       $ 13,288
  Short-term debt                              56,329          61,196
  Accounts payable and accrued liabilities     71,138          77,804
  Accrued and deferred income taxes             4,933           2,362
     Total current liabilities                139,739         154,650

Long-term debt                                223,895        220,036
Deferred income taxes                          28,589         27,528
Other non-current liabilities                   9,430           8,816

Stockholders' equity:
  Class A Common Stock                          2,731           2,724
  Class B Common Stock                          1,646          1,646
  Additional paid-in-capital                  119,356        118,833
  Foreign currency translation
    adjustment                                 17,550          8,125
  Retained earnings                            58,432          55,482
  Treasury stock, at cost                     (5,686)         (5,522)
     Total stockholders' equity               194,029        181,288

          Total liabilities and
           stockholders' equity              $595,682       $592,318

               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                             A.L. PHARMA INC.
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
                  (In thousands, except per share data)


                                                Three Months Ended
                                                      March 31,
                                                  1995        1994

     Total revenue                              $126,080    $107,380
        Cost of sales                             73,411      62,150
     Gross profit                                 52,669      45,230

        Selling, general and
          administrative expenses                 39,884      36,177

     Operating income                             12,785       9,053

        Interest expense                         (5,570)      (3,500)
        Other, net                                 (802)         165

     Income before provision for income taxes      6,413       5,718

        Provision for income taxes                 2,488       2,167

     Net income                                  $ 3,925     $ 3,551



     Average common shares outstanding:
       Primary                                    21,606      21,548
       Fully diluted                              21,869      21,581

     Earnings per common share:
       Primary                                   $   .18     $   .16

       Fully Diluted                             $   .18     $   .16


     Dividend per common share                   $  .045     $  .045



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                A.L. PHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                (In thousands of dollars)
                           (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                       1995        1994
Operating Activities:
  Net income                                          $ 3,925    $ 3,551
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                        7,438       6,871
  Changes in assets and liabilities,
   net of effects from business
   acquisition:
       Decrease in accounts receivable                 15,234       12,952
       (Increase) in inventory                         (7,688)        (575)
       (Decrease) in accounts payable
         and accrued expenses                          (9,828)      (5,828)
       Other                                            1,551          493
       Net cash provided by
         operating activities                          10,632       17,464

Investing Activities:
  Capital expenditures, net                            (5,541)      (8,382)
  Net cash used in investing
    activities                                         (5,541)      (8,382)

Financing Activities:
  Dividends paid                                         (975)        (971)
  Net borrowings under lines of credit                 (7,009)      (6,145)
  Reduction of long-term debt                          (6,991)      (5,230)
       Proceeds from long-term debt                                  2,700
  Other, net                                            1,022          512
  Net cash used in
    financing activities                              (13,953)      (9,134)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                             1,138          294
  Income tax effect of exchange rate
    changes on intercompany advances                     (817)        (130)
     Net cash flows from exchange
            rate changes                                  321          164

Increase (Decrease) in Cash                            (8,541)         112

Cash and cash equivalents at
  beginning of year                                    15,512       11,647
Cash and cash equivalents at
  end of period                                       $ 6,971      $11,759

           The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of A.L.
Pharma Inc. and Subsidiaries included in the Company's 1994 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition of A.L. Oslo and Restatement

      As reported in the Company's 1994 Form 10-K, on October 3, 1994 the Company completed the acquisition of the Related Norwegian Human Pharmaceutical and Animal Health Businesses ("A.L. Oslo") of its controlling shareholder, A.L. Industrier.

      The Company was required to account for the acquisition of A.L. Oslo as a transfer and exchange between companies under common control. Accordingly, the accounts of A.L. Oslo were combined with the Company at historical cost in a manner similar to a pooling-of-interests and the Company's financial statements for all periods prior to December 31, 1994 were restated to include A.L. Oslo.
      The results of operations as reported in the Company's Form 10Q for the quarter ended March 31, 1994 were restated as follows:

                                        Three Months Ended
                                          March 31, 1994
     Total revenue
       March 31, 1994 Form 10Q               $91,373
       A.L. Oslo                              20,919
       Eliminations (a)                      (4,912)
                                            $107,380

     Net income
       March 31, 1994 Form 10Q                $2,657
       A.L. Oslo                               1,044
       Eliminations (a)                        (150)
                                              $3,551

          (a)Prior to the combination there were transactions between A.L. Laboratories, Inc. and A.L. Oslo such as sales, commissions and license fees. As a result of the combination such transactions became intercompany in nature and have been eliminated.

3.   Business and Product Line Acquisition:

      In July 1994, the Company acquired the Wade Jones Company, Inc. ("Wade Jones") headquartered in Lowell, Arkansas. Wade Jones is a major distributor of poultry animal health products and also manufactures and blends certain animal health products.

      Had the acquisition of Wade Jones occurred as of January 1, 1994 pro forma revenues would have been $113,565. There would have been no material effect on net income or earnings per share.

     The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of results of operations that would have been reported had the acquisition been completed at the beginning of 1994.
4.   Inventories

     Inventories consist of the following:

                                   March 31,    December 31,
                                     1995           1994

     Finished product             $ 69,465      $ 60,443
     Work-in-process                15,662        14,075
     Raw materials                  32,835        31,779
                                  $117,962      $106,297

5.   Supplemental Cash Flow Information:

                                   March 31,      March 31,
                                     1995          1994

     Cash paid for interest        $5,259         $2,061
     Cash paid for taxes           $1,234         $1,467


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations - Three Months Ended March 31, 1995

      Total revenue increased $18.7 million (17.4%) in the three months ended March 31, 1995 compared to 1994. Operating income in 1995 was $12.8 million, an increase of $3.7 million, compared to 1994. Net income was $3.9 million ($.18 per share fully diluted) compared to $3.6 million ($.16 per share fully diluted) in 1994.

      The Human Pharmaceuticals Segment ("HPS") accounted for slightly more than half of the consolidated revenue increase. The International Pharmaceuticals Division ("IPD") accounted for the major portion of the HPS revenue increase. IPD revenues increased due to volume growth in Northern Europe and Indonesia, the translation of sales in Norwegian Kroner ("NOK") and Danish Kroner ("DKK") into the U.S. dollar and to a lesser extent selected price increases where permitted. Current pricing in a number of European markets continues to be suppressed by enacted legislation to contain pharmaceutical costs. Sales by the Fine Chemicals Division ("FCD") of bulk antibiotics were approximately the same as 1994.

      Revenues increased in the U.S. Pharmaceuticals Division ("USPD") due to increased volume of liquids (not including cough and cold products), topicals and suppositories. Some portion of the volume increase may have been the result of an announced price increase to be effective April 1, 1995. Cough and cold product sales (including products containing iodinated glycerol which were discontinued in July of 1994) declined compared to 1994 due to an unusually mild flu season.

      Animal Health Segment revenues increased primarily due to the acquisition of the Wade Jones Company, Inc. in July 1994. In addition revenue increases were recorded due to sales of products made pursuant to a distribution agreement signed in July 1994 with Merck AgVet. Offsetting the increases, BMD sales volume in the swine market was negatively impacted by adverse economic conditions experienced by pork producers in the first quarter. The Aquatic Animal Health Division's sales of fish vaccines were lower than 1994 due to changes in vaccination schedules by fish producers and increased competition in the Norwegian Salmon farming market.

      On a consolidated basis gross profit increased $7.4 million while the gross margin percent declined marginally to 41.8% in 1995 compared to 42.1% in 1994.

      Gross profit dollars in the HPS accounted for a substantial amount of the dollar increase due to increased sales volume (especially by the IPD), the effect of translation of gross profits in DKK and NOK into U.S. Dollars for both IPD and to a lesser extent, FCD, and selected price increases. Gross profit in dollars for USPD increased due to volume and improved marginally in percent. USPD continues to be affected by positive factors including higher value added new products and raw material price stability which are offset by negative factors including continued high production and operating costs to maintain compliance with "Current Good Manufacturing Costs" ("CGMP") and lower than budgeted volume in certain plants which results in unabsorbed overhead.

      Gross profit dollars in the Animal Health Segment increased at a rate significantly less than the sales increase. The gross profit percent declined due to sales increases attributable to the Wade Jones Company, Inc., a distributor to the poultry market, and sales made pursuant to a distribution agreement with Merck AgVet for poultry products. The composition of Animal Health Division sales has changed with the addition of these distribution businesses which have lower gross margins. In addition gross profits were negatively affected due to lower volume of high gross margin fish vaccine sales.

      Operating expenses on a consolidated basis increased $3.7 million or 10.2% compared to a 17.4% revenue increase. Operating expenses increased due to variable selling expense increases, additional research and development expenses, the acquisition of the Wade Jones Company, Inc. in July 1994 and the effect of translating NOK and DKK expenses into U.S. Dollars. In addition the first quarter of 1994 included $.5 million of expenses related to the combination with A.L. Oslo which was consummated in October 1994.

     Operating income increased $3.7 million (41.2%) primarily as a result of increased sales. In addition, the Company estimates that the effect of translation of NOK and DKK into the U.S. Dollar increased operating income by approximately $.6 million.

      Interest expense increased $2.1 million due to increased debt levels resulting from the acquisition of A.L. Oslo in October 1994, increased capital expenditures in 1994, the acquisition of the Wade Jones Company, Inc. in July 1994, and increased working capital requirements to support sales increases. Additionally, interest rates have generally increased relative to 1994. Comparability is also affected in that the Company restated the 1994 financials to reflect the acquisition of A.L. Oslo in a manner similar to a pooling of interests. The restated quarter ended March 31, 1994 does not include interest expense on either the cash consideration or actual transaction costs which would have been incurred had the acquisition taken place in prior periods. The Company estimates that interest expense calculated on a comparable basis in 1994 would have been approximately $.6 million higher.

      Other, net in 1995 includes foreign exchange transaction losses of approximately $1.1 million resulting from the translation of non-functional currency receivables net of non-
functional currency payables and forward foreign exchange contracts. The losses were recorded by the Company's subsidiaries in Norway and Denmark and primarily relate to sales denominated in currencies (i.e. U.S. Dollar, Swedish Kroner, British Pound and Portuguese Escudo) which depreciated significantly in the first quarter compared to the NOK and DKK.

U.S. Tablet Business

      As reported in the Company's Form 10-K for the year ended December 31, 1994, the Company provided for the exiting of the U.S. Tablet Business by the most probable exit plan (i.e. sale). At this date the Company still believes that a sale will be achieved. However, if the exit by sale is not achieved, an adjustment for additional future costs could be required.

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

      The U.S. manufacturing companies included in the Company's U.S. Pharmaceuticals Division, Barre National, Inc. ("Barre"), NMC Laboratories, Inc. ("NMC"), and Able Laboratories, Inc. ("Able"), are affected in that they are required to comply with the FDA's interpretation of CGMP. In this regard, Barre and Able are parties to separate consent decrees with the FDA which define the specific standards they must meet to comply with CGMP.

     Regulatory compliance has continued to affect costs directly by requiring the addition of personnel, programs and capital and indirectly by adding activities without directly increasing efficiency. The costs both direct and indirect of regulatory compliance (which have increased in recent years) are expected to continue to increase in the future.

      In July 1994, the Company ceased the manufacture and marketing of products which contain iodinated glycerol. The cessation was the result of an industry wide banning of such products by the FDA.

      Iodinated glycerol products represented approximately 2% of the Company's full year 1994 sales and the loss of sales of these
products   in   1995  has  negatively  impacted   the   Company's
operations.

      The Company and its subsidiaries have filed applications to market products with regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly increase future revenues and income. The Company cannot control or predict with accuracy whether such applications will be approved or the timing of their approval.

European Operations

      The fluctuations of European currencies have and will continue to impact the Company's European operations which comprised approximately 35% of revenues in the year ended December 31, 1994. In addition, many European governments have enacted or are in the process of enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or not allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations or future governmental pricing actions or their impact on the Company's results.

Financial Condition

      Working capital at March 31, 1995 was $103.4 million compared to $95.8 million at December 31, 1994. The current ratio was 1.74 to 1 at March 31, 1995 compared to 1.62 to 1 at year end. Long-term debt to stockholders' equity was 1.15:1 at March 31, 1995 compared to 1.21:1 at December 31, 1994.

      All balance sheet captions increased as of March 31, 1995 compared to December 31, 1994 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the NOK and DKK, appreciated versus the U.S. Dollar in the first quarter by approximately 10%. The increases do impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $4.6 million, inventories $4.0 million, accounts payable and accrued expenses $3.2 million, and total stockholders' equity $9.4 million.

                  PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11. Computation of Earnings per Common Share for the three months ended March 31, 1995 and 1994.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended March 31, 1995.






                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              A.L. PHARMA INC.
                              (Registrant)









Date:  May 12, 1995           /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer


                                                       Exhibit 11


                        A.L. Pharma Inc.
            Computation of Earnings per Common Share
                   Primary and Fully Diluted
       (Dollars in thousands, except for per share data)


                                                  Three Months Ended
                                                      March 31,
                                                  1995         1994
Computation for Statement of Income

  Primary earnings per share:

  Net income                                 $    3,925   $     3,551


    Average common shares outstanding        21,606,000    21,548,000

Earnings per common share - Primary               $0.18         $0.16


  Fully diluted earnings per share:

      Net income                             $    3,925   $     3,551


   Average  common shares outstanding        21,606,000    21,548,000
  Additions:

     Dilutive effect of outstanding
 warrants determined by treasury
 stock method                                   146,000

     Dilutive effect of outstanding
      options determined by treasury
      stock method                              117,493        32,947

                                             21,869,493    21,580,947

  Earnings per common share - Fully diluted       $0.18         $0.16