Form 10-Q
period 1995-06-30
A L PHARMA INC
filed 1995-08-04
CIK 730469

Page 4 of 19

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
June 30, 1995

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 2, 1995:

    Class A Common Stock, $.20 par value -- 13,410,306 shares;
    Class B Common Stock, $.20 par value --  8,226,562 shares.

                        A.L. PHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     June 30, 1995 and December 31, 1994                   3

     Consolidated Statement of Income for the
     Three and Six Months Ended June 30, 1995
     and 1994                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Six Months Ended June 30,
     1995 and 1994                                         5

     Notes to Consolidated Condensed Financial
     Statements                                               6-8


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   9-15

PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote
            of Security Holders                          16

   Item 6.       Exhibits and reports on Form 8-K

     Signatures                                               17

     Exhibit 11 - Computation of Earnings
                   per Common Share                         18-19
                A.L. PHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)

                                             June 30,
                                              1995    December 31,
                                          (Unaudited)     1994
ASSETS
Current assets:
  Cash and cash equivalents               $  8,680    $ 15,512
  Accounts receivable, net                 103,508     119,084
  Inventories                              122,282     106,297
  Other                                      9,863       9,606
     Total current assets                  244,333     250,499

Property, plant and equipment, net         211,009     202,903
Intangible assets                          128,302     128,758
Other assets and deferred charges           10,561      10,158
          Total assets                    $594,205    $592,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $  7,332    $ 13,288
  Short-term debt                           52,837      61,196
  Accounts payable and accrued liabilities  70,174      77,804
  Accrued and deferred income taxes          6,060       2,362
     Total current liabilities             136,403     154,650

Long-term debt                             222,665     220,036
Deferred income taxes                       28,495      27,528
Other non-current liabilities                9,489       8,816

Stockholders' equity:
   Class A Common Stock                      2,734       2,724
   Class B Common Stock                      1,646       1,646
   Additional paid-in-capital              119,576     118,833
   Foreign currency translation
     adjustment                             18,377       8,125
   Retained earnings                        60,506      55,482
   Treasury stock, at cost                 (5,686)      (5,522)
     Total stockholders' equity           197,153      181,288

          Total liabilities and
           stockholders' equity           $594,205    $592,318

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                     A.L. PHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
                   (In thousands, except per share data)

                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                                1995       1994        1995      1994

Total revenue              $123,817     $110,958     $249,897   $218,338

   Cost of sales             71,393       65,454      144,804    127,604

Gross profit                 52,424       45,504      105,093     90,734

   Selling, general and
     administrative expenses 41,986       37,654       81,870     73,831

Operating income              10,438       7,850       23,223     16,903

   Interest expense          (5,689)     (3,348)   (11,259)      (6,848)
   Other income (expense),
      net                        221          13        (581)        178

Income before provision
 for income taxes              4,970       4,515       11,383     10,233

   Provision for income taxes  1,916       1,708        4,404      3,875

Net  income                  $ 3,054      $ 2,807    $   6,979   $ 6,358

Average common shares
 outstanding:
   Primary                     21,625      21,561     21,616       21,554
   Fully  diluted              21,746      21,592     21,721       21,590

Earnings per common share:

   Primary                    $   .14     $   .13     $    .32   $    .29

   Fully diluted              $   .14     $   .13     $    .32   $    .29

Dividends per common share   $  .045     $  .045     $    .09   $    .09

                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                     A.L. PHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30,
                                                       1995         1994
Operating Activities:
  Net income                                         $  6,979    $  6,358
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                        15,498     13,828
  Changes in assets and liabilities,
   net of effects from business
   acquisition:
     Decrease in accounts receivable                    20,403      9,488
     (Increase) in inventory                           (11,444)    (1,710)
     (Decrease) in accounts
       payable and accrued expenses                    (10,696)    (5,670)
     Other                                               2,363        429
       Net cash provided by
         operating activities                           23,103     22,723

Investing Activities:
  Capital expenditures, net                           (11,225)    (22,857)

     Net cash used in investing
         activities                                   (11,225)   (22,857)

Financing Activities:
  Dividends paid                                       (1,955)     (1,943)
  Net borrowings under lines of credit                (10,715)      4,735
  Proceeds from long-term debt                                      2,700
  Reduction of long-term debt                          (8,078)     (7,305)
  Other, net                                            1,479        (567)
          Net cash used by
        financing activities                         (19,269)      (2,380)
Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                              1,438        826
  Income tax effect of exchange rate
    changes on intercompany advances
(879)         (463)
     Net cash flows from exchange
               rate changes                               559         363

Decrease in Cash                                       (6,832)     (2,151)
Cash and cash equivalents at
  beginning of year                                    15,512      11,647
Cash and cash equivalents at
  end of period                                       $ 8,680    $  9,496

             The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

       The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of A.L.
Pharma Inc. and Subsidiaries included in the Company's 1994 Annual Report on Form 10-K. The reported results for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition of A.L. Oslo and Restatement

       As reported in the Company's 1994 Form 10-K, on October 3, 1994 the Company completed the acquisition of the Related Norwegian Human Pharmaceutical and Animal Health Businesses ("A.L. Oslo") of its controlling shareholder, A.L. Industrier AS.

       The Company was required to account for the acquisition of A.L. Oslo as a transfer and exchange between companies under common control. Accordingly, the accounts of A.L. Oslo were combined with the Company at historical cost in a manner similar to a pooling-of-interests and the Company's financial statements for all periods prior to December 31, 1994 were restated to include A.L. Oslo.
       The  results  of  operations  as  reported  in  the  Company's  Form
10-Q   for   the  quarter  and  six  months  ended  June  30,   1994   were
restated as follows:
                                   Three Months   Six Months
                                       Ended         Ended
                                   June 30, 1994  June 30, 1994
     Total revenue
       June 30, 1994 Form 10Q         $93,997       $185,370
       A.L. Oslo                       20,775         41,694
       Eliminations (a)               (3,814)        (8,726)
                                     $110,958       $218,338

     Net income
       June 30, 1994 Form 10Q         $2,170          $4,827
       A.L. Oslo                         735           1,779
       Eliminations (a)                ( 98)           (248)
                                      $2,807          $6,358

          (a)Prior to the combination there were transactions between the Company and A.L. Oslo such as sales, commissions and license fees. As a result of the combination such transactions became intercompany and have been eliminated.

3.   Business and Product Line Acquisition:

      In  July 1994, the Company acquired the Wade Jones  Company
Inc. ("Wade Jones") headquartered in Lowell, Arkansas. Wade Jones is a major distributor of poultry animal health products and also manufactures and blends certain animal health products.

      Had the acquisition of Wade Jones occurred as of January 1, 1994 pro forma revenues would have been $117,035 and $230,600 for the three and six month periods ended June 30, 1994. There would have been no material effect on net income or earnings per share.

     The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of results of operations that would have been reported had the acquisition been completed at the beginning of 1994.

4.   Inventories

     Inventories consist of the following:

                                   June 30,     December 31,
                                     1995           1994

     Finished product           $71,685          $60,443
     Work-in-process             16,840           14,075
     Raw materials                 33,757         31,779
                                 $122,282       $106,297

5.   Supplemental Cash Flow Information:

                                   June 30,       June 30,
                                     1995           1994

Cash   paid   for  interest         $9,272          $4,705
Cash paid for taxes                 $1,737          $4,187


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations - Six Months Ended June 30, 1995

      Total revenue increased $31.6 million (14.5%) in the six months ended June 30, 1995 compared to 1994. Operating income in 1995 was $23.2 million, an increase of $6.3 million, compared to 1994. Net income was $7.0 million ($.32 per share fully diluted) compared to $6.4 million ($.29 per share fully diluted) in 1994. The Company operates in two business segments, Human Pharmaceuticals and Animal Health.

      The Human Pharmaceuticals Segment ("HPS") accounted for slightly less than half of the consolidated revenue increase. The International Pharmaceuticals Division ("IPD") accounted for the major portion of the HPS revenue increase. IPD revenues increased due to volume growth in Northern Europe and Indonesia, the translation of sales in Norwegian Kroner ("NOK") and Danish Kroner ("DKK") into the U.S. dollar and, to a lesser extent, selected price increases where permitted. Current pricing in a number of European markets continues to be suppressed by legislation enacted to contain pharmaceutical costs. Sales by the Fine Chemicals Division ("FCD") of bulk antibiotics were approximately the same as in 1994.

      Revenues increased marginally in the U.S. Pharmaceuticals Division ("USPD") due to price increases achieved on a number of products and sales of products introduced in late 1994 including Cimetidine HCL Solution, Clobetasol Cream and Ointment, Clemastine Fumerate Syrup and Miconazole Vaginal Suppositories. The revenue increases were substantially offset by a decline in the volume of cough and cold products due to an unusually mild flu season, as well as the discontinuance of products containing iodinated glycerol in July of 1994.

      Animal Health Segment revenues increased primarily due to the acquisition of the Wade Jones Company, Inc. in July 1994. In addition, revenue increases were recorded due to sales of products made pursuant to a poultry products distribution agreement signed in July 1994 with Merck AgVet. Offsetting the increases, sales volume of BMDr to the swine market was negatively impacted by adverse economic conditions experienced by pork producers. The Aquatic Animal Health Division's sales of fish vaccines were lower than 1994 due to changes in the timing of vaccination practices by fish producers and increased competition in the Norwegian salmon farming market.

     On a consolidated basis gross profit increased $14.4 million and the gross margin percent increased marginally to 42.1% in 1995 compared to 41.6% in 1994.

      Gross profit dollars in the HPS accounted for a substantial amount of the dollar increase due to increased sales volume (especially by the IPD), the effect of translation of gross profits in DKK and NOK into U.S. Dollars for both IPD and to a lesser extent, FCD, and selected price increases. Gross profit in dollars for USPD increased primarily due to price increases and improved marginally in percent. USPD continues to be affected by positive factors including higher value-added new products and raw material price stability which are offset by negative factors including continued high production and operating costs to maintain compliance with "Current Good Manufacturing Practices" ("CGMP") and lower than budgeted volume in certain plants which results in unabsorbed overhead.

      Gross profit dollars in the Animal Health Segment increased at a rate less than the sales increase. The gross profit percent declined due to sales increases attributable to the Wade Jones
Company, Inc., a distributor to the poultry market, and sales made pursuant to a poultry product distribution agreement with Merck AgVet. The composition of Animal Health Division sales has changed with the addition of these two distribution businesses which have lower gross margins. In addition, gross profits were negatively affected due to lower volume of high gross margin fish vaccine sales.

      Operating expenses on a consolidated basis increased $8.0 million or 10.9% compared to the 14.5% revenue increase. Operating expenses increased due to variable selling expense increases, additional research and development expenses, the acquisition of the Wade Jones Company, Inc. in July 1994 and the effect of translating NOK and DKK expenses into U.S. Dollars. In addition, the first half of 1994 included $.5 million of expenses related to the combination with A.L. Oslo which was consummated in October 1994.

      Operating income increased $6.3 million primarily as a result of increased sales volume and price increases which were offset to some extent by increased operating expenses. Operating income as a percentage of sales increased to 9.3% from 7.7% due to an improved gross margin percent and lower operating expenses as a percent of sales.

Results of Operations - Three Months Ended June 30, 1995

      Total revenue increased $12.9 million (11.6%) in the three months ended June 30, 1995 compared to 1994. Operating income in 1995 was $10.4 million, an increase of $2.6 million, compared to 1994. Net income was $3.1 million ($.14 per share fully diluted) compared to $2.8 million ($.13 per share fully diluted) in 1994.

      The Animal Health Segment accounted for more than half of the consolidated revenue increase primarily due to the acquisition of the Wade Jones Company, Inc. in July 1994. In addition revenue increases were recorded due to sales of products made pursuant to a poultry products distribution agreement signed in July 1994 with Merck AgVet. Offsetting the increases, sales volume of BMDr was negatively impacted by adverse market conditions experienced in the second quarter. The Aquatic Animal Health Division's sales of fish vaccines were lower than in 1994 due to changes in the timing of vaccination practices by fish producers and increased competition in the Norwegian salmon farming market.

      The HPS accounted for less than half of the consolidated revenue increase. The IPD accounted for the major portion of the HPS revenue increase. IPD revenues increased due to volume growth in Northern Europe and Indonesia, the translation of sales in NOK and DKK into the U.S. dollar and to a lesser extent selected price increases where permitted. Sales by the FCD of bulk antibiotics were approximately the same as 1994.

      Revenues decreased marginally in the USPD due to a decrease in volume of a number of products, including certain cough and cold products containing iodinated glycerol which were discontinued in July of 1994. Other cough and cold products, not containing iodinated glycerol, declined compared to 1994 due to an unusually mild flu season. Price increases achieved in selected products and sales of products introduced in late 1994 substantially offset volume declines of cough, cold and other products.

      On a consolidated basis gross profit increased $6.9 million and the gross margin percent increased marginally to 42.3% in 1995 compared to 41.0% in 1994.

      Gross profit dollars in the HPS accounted for a substantial amount of the dollar increase due to increased sales volume (especially by the IPD), the effect of translation of gross profits in DKK and NOK into U.S. Dollars for both IPD and to a lesser extent, FCD, and selected price increases. Gross profit in dollars for USPD increased due to price increases and higher value added new product sales offset by volume declines in sales of cough, cold and other products.

      Gross profit dollars in the Animal Health Segment increased at a rate less than the sales increase. The gross profit percent declined due to sales increases attributable to the Wade Jones Company, Inc., and sales made pursuant to a poultry products distribution agreement with Merck AgVet. In addition, gross profits were negatively affected due to lower volume of high gross margin fish vaccine sales.

      Operating expenses on a consolidated basis increased $4.3 million or 11.5% compared to a 11.6% revenue increase. Operating expenses increased due to variable selling expense increases, additional research and development expenses, the acquisition of the Wade Jones Company, Inc. in July 1994 and the effect of translating NOK and DKK expenses into U.S. Dollars.

     Operating income increased $2.6 million (33.0%) primarily as a result of increased sales volume and price increases offset to some extent by the higher expenses described above.

Interest Expense and Other, Net

     Interest expense increased $4.4 million and $2.3 million for the six and three month periods ended June 30, 1995, respectively, due to increased debt levels resulting from the acquisition of A.L. Oslo in October 1994, increased capital expenditures in 1994, the acquisition of the Wade Jones Company, Inc. in July 1994, and increased working capital requirements to support sales increases. Additionally, interest rates have generally increased relative to 1994. Comparability is also affected in that the Company restated the 1994 financials to reflect the acquisition of A.L. Oslo in a manner similar to a pooling of interests. The restated six months and three months ended June 30, 1994 do not include interest expense on either the cash consideration or actual transaction costs which would have been incurred had the acquisition taken place in prior periods. The Company estimates that interest expense calculated on a comparable basis in 1994 would have been approximately $1.1 million and $.5 million higher for the six and three month periods, respectively.

      Other income (expense), net for the six month period ended June 30, 1995 includes net foreign exchange transaction losses of approximately $1.0 million resulting from the translation of non-functional currency receivables net of non-functional currency payables and forward foreign exchange contracts. The losses were recorded by the Company's subsidiaries in Norway and Denmark in the first quarter of 1995 and primarily relate to sales denominated in currencies (i.e. U.S. Dollar, Swedish Kroner, British Pound and Portuguese Escudo) which depreciated significantly in the first quarter compared to the NOK and DKK.

Post Combination Management Actions in 1994

      In December 1994 the Company announced post-combination management actions which included severing certain employees. As a result of the personnel actions, the Company believes that approximately $3.6 million of annual payroll and payroll related costs have been eliminated. In the six months ended June 30, 1995 the Company estimates approximately one-half of the annual cost savings were achieved. The Company is continuing to study other opportunities to rationalize personnel functions and operations, both selectively and on a location basis, and accordingly, similar management actions may be initiated in the future.

      As part of the post-combination management actions the Company provided for the exiting of the U.S. Tablet Business by the most probable exit plan (i.e. sale). However, if such exit by sale should fail to be consummated, an adjustment for additional future costs (including severance for tablet employees) could be required.

Governmental Actions Affecting the Company

      The Company's operations in all countries are subject to comprehensive government regulation which includes inspection of and controls over manufacturing and quality control practices and procedures, requires approvals to market products, and can result in the recall of products and suspension of production. In the United States the Food and Drug Administration (FDA) has imposed more stringent regulatory requirements on the pharmaceutical industry in recent years.

      The U.S. manufacturing companies included in the Company's U.S. Pharmaceuticals Division, Barre National, Inc. ("Barre"), NMC Laboratories, Inc. ("NMC"), and Able Laboratories, Inc. ("Able"), are affected by the more demanding regulatory environment in that they are required to comply with the FDA's interpretation of Current Good Manufacturing Practices ("CGMP"). In this regard, Barre and Able are parties to separate consent decrees with the FDA which define the specific standards they must achieve in meeting CGMP.

       Regulatory compliance has continued to affect costs directly, by requiring the addition of personnel, programs and capital, and indirectly, by adding activities without directly increasing efficiency. The costs (both direct and indirect) of actions taken with regard to regulatory compliance (which have increased in recent years) are expected to continue to increase in the future.

      In July 1994, the Company ceased the manufacture and marketing of products which contain iodinated glycerol. The cessation was the result of an industry wide prohibition on the continued sale of such products by the FDA.

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

Financial Condition

     Working capital at June 30, 1995 was $107.9 million compared to $95.8 million at December 31, 1994. The current ratio was
1.79 to 1 at June 30, 1995 compared to 1.62 to 1 at year end. Long-term debt to stockholders' equity was 1.13:1 at June 30, 1995 compared to 1.21:1 at December 31, 1994.

      All balance sheet captions increased as of June 30, 1995 compared to December 31, 1994 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the NOK and DKK, appreciated versus the U.S. Dollar in the first half of 1995 by approximately 9% and 11%, respectively. The increases do impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $4.8 million, inventories $4.5 million, accounts payable and accrued expenses $3.2 million, and total stockholders' equity $10.3 million.
                  PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  A.L. Pharma Inc. annual meeting was held on June 7, 1995.

(b) Proxies were solicited by A.L. Pharma Inc. and there was no solicitation in opposition to the nominees listed in the
     proxy  statement.   All such nominees were  elected  to  the
     classes indicated in the proxy statement pursuant to the vote of the stockholders.

(c) An amendment to the Company's 1983 Incentive Stock Option Plan to increase the number of shares of Class A Common Stock as to which options may be granted from 1,650,000 to 2,500,000 under the Plan and to permit options to be granted under the plan until September 26, 2003 and specify that a maximum number of 100,000 shares may be granted to any person under the plan in any taxable period was approved by a vote of:

                    For            18,274,855
                    Against           801,745
                    Abstain         1,257,245

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          11. Computation of Earnings per Common Share for the three and six months ended June 30, 1995 and 1994.

(b)  Reports  on  Form 8-K -- A report on Form 8-K was  filed  on
     May 22, 1995 relating to the first quarter earnings press release.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              A.L. PHARMA INC.
                              (Registrant)






Date:  August 4, 1995         /s/ Jefrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer


                                                       Exhibit 11

                        A.L. PHARMA INC.
            Computation of Earnings per Common Share
                    Primary and Fully Diluted
        (Dollars in thousands, except for per share data)



                                                  Three Months Ended
                                                      June 30,
                                                  1995         1994
Computation for Statement of Income

  Primary earnings per share:

  Net income                                 $     3,054    $     2,807
                                              ==========     ==========

    Average common shares outstanding         21,625,000     21,561,000
                                              ==========     ==========

    Earnings per common share - Primary            $0.14          $0.13
                                              ==========     ==========

  Fully diluted earnings per share:

      Net income                             $     3,054    $     2,807
                                              ==========     ==========

  Average common shares outstanding           21,625,000     21,561,000
  Additions:

    Dilutive effect of outstanding options
     determined by treasury stock method        120,704         30,794

                                              21,745,704     21,591,794
                                              ==========     ==========

  Earnings per common share - Fully diluted        $0.14          $0.13
                                              ==========     ==========

                                                                  Exhibit 11


                              A.L. PHARMA INC.
                  Computation of Earnings per Common Share
                          Primary and Fully Diluted
              (Dollars in thousands, except for per share data)



                                                   Six Months Ended
                                                      June 30,
                                                  1995           1994
Computation for Statement of Income

  Primary earnings per share:

  Net income                                 $     6,979    $     6,358
                                              ==========     ==========

    Average common shares outstanding         21,616,000     21,554,000
                                              ==========     ==========

    Earnings per common share - Primary            $0.32          $0.29
                                              ==========     ==========

  Fully diluted earnings per share:

      Net income                             $     6,979    $     6,358
                                              ==========     ==========

  Average common shares outstanding           21,616,000     21,554,000
  Additions:

    Dilutive effect of outstanding options
     determined by treasury stock method        105,336         35,772

                                             21,721,336     21,589,772
                                             ==========     ==========

  Earnings per common share - Fully diluted        $0.32          $0.29
                                              ==========     ==========