Form 10-Q
period 1995-09-30
A L PHARMA INC
filed 1995-11-13
CIK 730469

Page 5 of 22

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
September 30, 1995

                          ALPHARMA INC.
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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 1, 1995:

    Class A Common Stock, $.20 par value -- 13,424,119 shares;
    Class B Common Stock, $.20 par value --  8,226,562 shares.

                          ALPHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     September 30, 1995 and December 31, 1994              3

     Consolidated Statement of Income for the
     Three and Nine Months Ended September 30, 1995
     and 1994                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Nine Months Ended September 30,
     1995 and 1994                                         5

     Notes to Consolidated Condensed Financial
     Statements                                           6-9


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   11-18

PART II.  OTHER INFORMATION


     Item 6. Exhibits and reports on Form 8-K             19

       Signatures                                         20

     Exhibit 11 - Computation of Earnings
                  per Common Share                       21-22

              ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)

                                        September 30,
                                            1995      December 31,
                                        (Unaudited)       1994
ASSETS
Current assets:
  Cash and cash equivalents               $  8,673    $ 15,512
  Accounts receivable, net                 121,364     119,084
  Inventories                              113,226     106,297
  Other                                     11,193       9,606
     Total current assets                  254,456     250,499

Property, plant and equipment, net         209,669     202,903
Intangible assets                          127,570     128,758
Other assets and deferred charges           11,335      10,158
          Total assets                    $603,030    $592,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $  5,593    $ 13,288
  Short-term debt                           58,264      61,196
  Accounts payable and accrued liabilities  73,014      77,804
  Accrued and deferred income taxes          7,747       2,362
     Total current liabilities             144,618     154,650

Long-term debt                             219,638     220,036
Deferred income taxes                       28,249      27,528
Other non-current liabilities                9,691       8,816

Stockholders' equity:
   Class A Common Stock                      2,736       2,724
   Class B Common Stock                      1,646       1,646
   Additional paid-in-capital              119,832     118,833
   Foreign currency translation
     adjustment                             16,635       8,125
   Retained earnings                        65,690      55,482
   Treasury stock, at cost                 (5,705)      (5,522)
     Total stockholders' equity           200,834      181,288

          Total liabilities and
           stockholders' equity           $603,030    $592,318

           The accompanying notes are an integral part of the consolidated condensed financial statements.


                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
                   (In thousands, except per share data)

                              Three Months Ended       Nine Months Ended
                                 September 30,           September 30,
                                1995       1994        1995       1994

Total revenue                $132,375     $117,438     $382,272   $335,776

   Cost of sales               80,252       69,177      225,056    196,781

Gross profit                   52,123       48,261      157,216    138,995

   Selling, general and
     administrative expenses   37,061       38,351      118,931    112,182

Operating income               15,062        9,910       38,285     26,813

   Interest expense            (5,605)      (3,739)     (16,864)   (10,587)
   Other income (expense),
      net                         366          316         (215)       494

Income before provision
 for income taxes               9,823        6,487       21,206     16,720

   Provision for income taxes   3,654        2,482        8,058      6,357

Net  income                   $ 6,169      $ 4,005    $  13,148   $ 10,363

Average common shares
 outstanding:
  Primary                      21,640       21,576       21,624     21,562
   Fully  diluted              22,012       21,633       21,996     21,619

Earnings per common share:

  Primary                    $   .29     $   .19     $    .61   $    .48

   Fully diluted             $   .28     $   .19    $     .60   $    .48

Dividends per common share   $  .045     $  .045    $    .135  $    .135

                The accompanying notes are an integral part
            of the consolidated condensed financial statements.


                      ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                Nine Months Ended
                                                   September 30,
                                               1995             1994
Operating Activities:
  Net income                                $ 13,148         $  10,363
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization              24,662            21,137
  Changes in assets and liabilities,
   net of effects from business
   acquisition:
     Decrease in accounts receivable           1,891               320
     (Increase) in inventory                  (3,161)          (12,885)
     Increase/(Decrease) in accounts
       payable and accrued expenses           (7,781)            6,632
     Other                                     2,546              (346)
       Net cash provided by
         operating activities                 31,305            25,221

Investing Activities:
  Capital expenditures, net                  (17,298)          (33,395)
  Purchase of business and intangibles,
     net of cash acquired                     (3,000)           (7,599)
  Unexpended industrial revenue bond proceeds                   (2,834)
     Net cash used in investing
         activities                          (20,298)          (43,828)

Financing Activities:
  Dividends paid                              (2,940)           (2,916)
  Net borrowings under lines of credit        (4,951)           22,665
  Proceeds from long-term debt                                   8,700
  Reduction of long-term debt                (12,247)          (16,004)
  Cash transfers between A.L. Oslo and
     A.L. Industrier                                             4,991
  Other, net                                   1,696            (1,117)
          Net cash used by
        financing activities                 (18,442)           16,319
Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                    1,328             1,238
  Income tax effect of exchange rate
    changes on intercompany advances
(732)         (809)
     Net cash flows from exchange
               rate changes                      596               429

Decrease in Cash                              (6,839)           (1,859)
Cash and cash equivalents at
  beginning of year                           15,512            11,647
Cash and cash equivalents at
  end of period                             $  8,673          $  9,788

The accompanying notes are an integral part of the consolidated condensed financial statements.

1.   General

       The accompanying consolidated condensed financial statements include
all adjustments (consisting only of normal recurring accruals) which   are,
in the  opinion of management,  considered necessary for a fair present ation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial
statements of ALPHARMA INC. and Subsidiaries   (formerly   A.L.    Pharma
Inc.) included in the Company's 1994 Annual Report on Form 10-K. The reported results for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Acquisition of A.L. Oslo and Restatement

       As reported in the Company's 1994 Form 10-K, on October 3, 1994 the Company completed the acquisition of the Related Norwegian Human Pharmaceutical and Animal Health Businesses ("A.L. Oslo") of its controlling shareholder, A.L. Industrier AS.

       The Company was required to account for the acquisition of A.L. Oslo as a transfer and exchange between companies under common control. Accordingly, the accounts of A.L. Oslo were combined with the Company at historical cost in a manner similar to a pooling-of-interests and the Company's financial statements for all periods prior to December 31, 1994 were restated to include A.L. Oslo.
       The results of operations as reported in the Company's Form 10-Q for the quarter and nine months ended September 30, 1994 were restated as follows:
                                   Three Months   Nine Months
                                      Ended          Ended

     Total revenue
       September 30, 1994 Form 10-Q  $101,180       $286,550
       A.L. Oslo                       19,476         61,170
       Eliminations (a)                (3,218)       (11,944)
          Restated September 30, 1994$117,438       $335,776

     Net income
       September 30, 1994 Form 10-Q    $3,241         $8,068
       A.L. Oslo                          658          2,437
       Eliminations (a)                   106           (142)
         Restated September 30, 1994   $4,005        $10,363

          (a)Prior to the combination there were transactions between the Company and A.L. Oslo such as sales, commissions and license fees. As a result of the combination such transactions became intercompany and have been eliminated.

3.   Business and Product Acquisition:

      In July 1994, the Company acquired the Wade Jones Company Inc. ("Wade Jones") headquartered in Lowell, Arkansas. Wade Jones is a major distributor of poultry animal health products and also manufactures and blends certain animal health products.

      Had the acquisition of Wade Jones occurred as of January 1, 1994 pro forma revenues would have been approximately $348,000 for the nine month period ended September 30, 1994. There would have been no material effect on net income or earnings per share.

     The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of results of operations that would have been reported had the acquisition been completed at the beginning of 1994.

      In August 1995, the Company acquired a company whose principal asset was a New Animal Drug Application for a feed additive used in the treatment and prevention of respiratory diseases in swine. The acquisition will be accounted for in accordance with the purchase method. The cost was $3,000.

4.   Post Combination Management Actions 1994 and 1995

      In December 1994, the Company announced a number of management actions which included staff reductions, and certain product line and facilities rationalizations as a first step toward realizing combination synergies and maximizing the overall position of the newly combined Company. As a part of the
December 1994 management actions, the Company committed to discontinuing research and development related to colonic delivery of drugs and disposing of the resultant equity position and certain other rights in the R & D company performing the research.

       In September 1995, the Company announced additional management actions which continue the process begun in December 1994. The actions announced in September 1995 will span both the third and fourth quarters of 1995 and include elimination of up to 130 positions company-wide, further efforts toward consolidation of operations in the Company's U.S. Pharmaceuticals Division, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the International Pharmaceuticals Division and the sale in September of its minority equity position and certain other rights in the R & D company.

      The net effect of the additional management actions for the three and nine months ended September 30, 1995 was a net reduction of selling, general and administrative expenses of $2,829 resulting from the income received on the sale of the equity position in the R & D company and certain other product rights ($6,463) net of expenses for the other management actions ($3,634). The expenses of the other management actions were $2,831 for consulting services and $803 for severance for 67 employees in the IPD and USPD.

5.   Inventories

     Inventories consist of the following:

                                 September 30,  December 31,
                                     1995           1994

     Finished product               $62,293          $60,443
     Work-in-process                 17,149           14,075
     Raw materials                   33,784           31,779
                                   $113,226         $106,297

6.   Supplemental Cash Flow Information:

                                 September 30,  September 30,
                                     1995           1994

Cash paid for interest             $14,965          $6,310
Cash paid for taxes                 $4,351          $4,949


Item  2.    Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations - Nine Months Ended September 30, 1995

      Total revenue increased $46.5 million (13.8%) in the nine months ended September 30, 1995 compared to 1994. Operating income in 1995 was $38.3 million, an increase of $11.5 million, compared to 1994. Net income was $13.1 million ($.60 per share fully diluted) compared to $10.4 million ($.48 per share fully diluted) in 1994. Net income in 1995 includes income of approximately $1.8 million ($.08 per share) related to post-combination management actions. (Described in a separate section of this report.) The Company operates in two business segments, Human Pharmaceuticals and Animal Health.

     The Human Pharmaceuticals Segment ("HPS") accounted for more than half of the consolidated revenue increase. The International Pharmaceuticals Division ("IPD") accounted for the major portion of the HPS revenue increase. IPD revenues increased due to volume growth in Northern Europe and Indonesia, the translation of sales in Norwegian Kroner ("NOK") and Danish Kroner ("DKK") into the U.S. Dollar and, to a lesser extent, selected price increases where permitted. Current pricing in a number of European markets continues to be suppressed by legislation enacted to contain pharmaceutical costs. Sales by the Fine Chemicals Division ("FCD") of bulk antibiotics were approximately the same as in 1994 in local currencies but increased when translated into U.S. Dollars.

      Revenues increased in the U.S. Pharmaceuticals Division ("USPD") due to volume increases in the third quarter, some price increases achieved on certain products and sales of products introduced in late 1994 including Cimetidine HCL Solution, Clobetasol Cream and Ointment, Clemastine Fumerate Syrup and Miconazole Vaginal Suppositories. The revenue increases were substantially offset by a decline in the volume in the first half of 1995 of cough and cold products due to an unusually mild flu season, as well as the discontinuance of products containing iodinated glycerol in July of 1994.

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

     On a consolidated basis gross profit increased $18.2 million and the gross margin percent decreased marginally to 41.1% in 1995 compared to 41.4% in 1994.

      Gross profit dollars in the HPS accounted for a substantial amount of the dollar increase due to increased sales volume (especially by the IPD), the effect of translation of gross profits in DKK and NOK into U.S. Dollars for both IPD and to a lesser extent, FCD, and selected price increases. Gross profit in dollars for USPD increased primarily due to new products and selected price increases partially offset by the elimination of sales of high margin iodinated glycerol products. As a result gross profit percentages remained approximately the same in percent. USPD continues to be affected by positive factors including higher value-added new products and raw material price stability which are offset by negative factors including continued high production and operating costs to maintain compliance with "Current Good Manufacturing Practices" ("CGMP") and lower than budgeted volume in certain plants in part due to a mild flu season which results in unabsorbed overhead.

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

      Operating expenses on a consolidated basis increased $6.7 million or 6.0% compared to the 13.8% revenue increase. Operating expenses in 1995 include a $2.8 million benefit resulting from post-combination management actions announced in September 1995. (Described in a separate section of this report.) Without the benefit of the post combination management actions, operating expenses would have increased by $9.5 million or 8.5%. Operating expenses increased due to variable selling expense increases, additional research and development expenses, the acquisition of the Wade Jones Company, Inc. in July 1994 and the effect of translating NOK and DKK expenses into U.S. Dollars. In addition, the first nine months of 1994 included $.5 million of expenses related to the combination with A.L. Oslo which was consummated in October 1994.

      Operating income increased $11.5 million primarily as a result of increased sales volume, the positive effect of the post combination management actions recorded in the third quarter and net price increases. Operating income as a percentage of sales increased to 10.0% from 8.0% due to lower operating expenses as a percent of sales and the positive effect of the post-combination management actions.

Results of Operations - Three Months Ended September 30, 1995

      Total revenue increased $14.9 million (12.7%) in the three months ended September 30, 1995 compared to 1994. Operating income in 1995 was $15.1 million, an increase of $5.2 million, compared to 1994. Net income was $6.2 million ($.28 per share fully diluted) compared to $4.0 million ($.19 per share fully diluted) in 1994. Net income in 1995 includes income of approximately $1.8 million ($.08 per share) related to post-combination management actions. (Described in a separate section of this report.)

      The HPS accounted for more than half of the consolidated revenue increase. The IPD and FCD accounted for over fifty percent of the HPS revenue increase. IPD revenues increased due to volume growth in Northern Europe and Indonesia. Sales by the FCD of bulk antibiotics increased due to higher volumes for Polymyxin and Amphotericin B. Both IPD and FCD sales increased due to the translation of sales in NOK and DKK into U.S. Dollars.

      Revenues in the USPD increased due to an increase in volume of a number of products including cough and cold products which in the first half of 1995 were lower than the prior year. Offsetting the volume increases relative to 1994 was the elimination of sales of products containing iodinated glycerol which were discontinued in July 1994. Due to competitive and industry conditions net prices of certain products were reduced in the third quarter which offset a portion of the positive effect of price increases implemented earlier in 1995.

      The Animal Health Segment accounted for less than half of the consolidated revenue increase. The Animal Health Division Revenue increases were primarily due to increased volume of BMD sold to the poultry market offset to some degree by lower BMD sales to the swine market. The Aquatic Animal Health Division's sales of fish vaccines were higher than in 1994 due to changes in the timing of vaccination practices by fish producers.

      On a consolidated basis gross profit increased $3.9 million and the gross margin percent declined to 39.4% in 1995 compared to 41.1% in 1994.

      The gross profit percent decline is primarily attributable to the USPD and the nature of the US generic pharmaceutical industry. USPD gross profits in dollars and percent declined due to the elimination of sales of high margin iodinated glycerol products and the substitution of products which carry lower margins including certain cough and cold products. Sales of products introduced in 1994 and 1995 in the third quarter of 1995 were approximately the same as the prior period (which included the introduction of 1994 new products). Because of the competitive nature of the generic industry net prices (i.e. prices less promotional adjustments) trend lower as more producers enter the market and as more products are sold under contract. Additionally third quarter operations relative to 1994 were less efficient and generated higher variances and other costs. Gross profit dollars for the IPD and the FCD increased at a rate commensurate with sales and margins remained constant.

      Gross profit dollars and percentage in the Animal Health Segment increased relative to 1994. Both periods include operations related to the Wade Jones Company and the distribution agreement with Merck AgVet which carry lower margins and have previous to this quarter resulted in lower aggregate margin percentages on a comparative basis. Higher BMD sales in 1995 increased the margin on a comparative basis. In addition, gross profits were positively affected due to increased volume of high gross margin fish vaccine sales.

      Operating expenses on a consolidated basis decreased $1.3 million compared to a 12.7% revenue increase. Operating expenses in 1995 include a $2.8 million benefit resulting from post-combination management actions announced in September 1995. (Described in a separate section of this report.) Without the benefit of the post combination management actions, operating expenses would have increased by $1.5 million or 4.0%. Operating expenses increased due to additional research and development expenses, the acquisition of the Wade Jones Company, Inc. in July 1994 and the effect of translating NOK and DKK expenses into U.S. Dollars.

      Operating income increased $5.2 million primarily as a result of the positive effect of the post combination management actions recorded in the third quarter and increased sales volume. Operating income as a percentage of sales increased to 11.4% from 8.4% due to lower operating expenses as a percent of sales and the positive effect of the post-combination management actions.

Interest Expense and Other, Net

     Interest expense increased $6.3 million and $1.9 million for the nine and three month periods ended September 30, 1995, respectively, due to increased debt levels resulting from the acquisition of A.L. Oslo in October 1994, increased capital expenditures in 1994, the acquisition of the Wade Jones Company, Inc. in July 1994, and increased working capital requirements to support sales increases. Additionally, interest rates have generally increased relative to 1994. Comparability is also affected in that the Company restated the 1994 financials to reflect the acquisition of A.L. Oslo in a manner similar to a pooling of interests. The restated nine months and three months ended September 30, 1994 do not include interest expense on either the cash consideration or actual transaction costs which would have been incurred had the acquisition taken place in prior periods. The Company estimates that interest expense calculated on a comparable basis in 1994 would have been approximately $1.6 million and $.5 million higher for the nine and three month periods, respectively.

      Other income (expense), net for the nine month period ended September 30, 1995 includes net foreign exchange transaction losses of approximately $.8 million resulting from the translation of non-functional currency receivables net of non-
functional currency payables and forward foreign exchange contracts. The losses were primarily recorded by the Company's subsidiaries in Norway and Denmark in the first quarter of 1995 and primarily relate to sales denominated in currencies (i.e. U.S. Dollar, Swedish Kroner, British Pound and Portuguese Escudo) which depreciated significantly in the first quarter compared to the NOK and DKK.

Post Combination Management Actions in 1994 and 1995

      In December 1994, the Company announced a number of management actions which included staff reductions, and certain product line and facilities rationalizations as a first step toward realizing combination synergies and maximizing the overall position of the newly combined Company. As a part of the December 1994 management actions, the company discontinued funding research projects relating to the colonic delivery of drugs and committed to disposing of the resultant equity interest in the R & D company performing the research.

       In September 1995, the Company announced additional management actions which continue the process begun in December 1994. The actions announced in September 1995 will span both the third and fourth quarters of 1995 and include elimination of up to 130 positions company-wide, further efforts toward consolidation of operations in the Company's U.S. Pharmaceuticals Division, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the International Pharmaceuticals Division and the sale in September of its minority equity position and certain other rights in the R & D company.

      The net effect of the additional management actions for the third quarter and nine months ended September 30, 1995 was a net benefit to pre-tax income of approximately $ 2.8 million resulting from the income received on the sale of the equity position in the R & D Company and certain other product rights ($6.5 million) net of expenses for the other management actions
($3.7 million). The expenses of the other management actions were $2.9 million for consulting services, and $ .8 million for severance for 67 employees in the IPD and USPD. The net effect on net income of the additional management actions was approximately $1.8 million ($.08 per share fully diluted).

      In addition, announced management actions related to the USPD include a plan to transfer all suppository and cream and ointment production from two present locations to the Lincolnton, N.C. location. The transfer of prescription products requires the Company to obtain the approval of the FDA for each product transferred. The entire process is expected to take from 18 to 24 months. The process however, may take longer due to the required FDA approval. The Company cannot predict with certainty FDA timing or approval. Because of the time necessary to achieve the transfer the Company has instituted a retention program which assures each employee a retention payment if the employee remains employed until terminated by the Company. If the employee leaves of their own accord no payment is made. The Company will accrue the estimated retention payment over the period which employees are expected to be employed. If all affected employees stay until termination the company estimates the retention payments will total approximately $2.0 million.

      As part of the post-combination management actions in 1994 the Company provided for the exiting of the U.S. tablet business by the most probable exit plan (i.e. sale). However, if such exit by sale should fail to be consummated, an adjustment for additional future costs (including severance for tablet business employees) could be required.

       The December 1994 post-combination management actions included severing certain employees. As a result of the personnel actions, the Company believes that approximately $ 3.6 million of annual payroll and payroll related costs have been eliminated. In the nine months ended September 30, 1995 the Company estimates approximately three quarters of the annual cost savings were achieved.

      The additional management actions initiated in the third quarter of 1995 include consulting expenses and severance of certain employees. In the fourth quarter of 1995 these actions will continue and the Company expects to incur additional consulting and severance costs. The Company believes that by year-end the net effect of the 1995 management actions will not be material to the full year results.

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

       Regulatory compliance has continued to affect costs directly, by requiring the addition of personnel, programs and capital, and indirectly, by adding activities without directly increasing efficiency. The costs (both direct and indirect) of actions taken with regard to regulatory compliance (which have increased in recent years) may continue to increase in the future.

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

Financial Condition

      Working capital at September 30, 1995 was $109.8 million compared to $95.8 million at December 31, 1994. The current ratio was 1.76 to 1 at September 30, 1995 compared to 1.62 to 1 at year end. Long-term debt to stockholders' equity was 1.09:1 at September 30, 1995 compared to 1.21:1 at December 31, 1994.

      All  balance  sheet captions increased as of September  30,
1995 compared to December 31, 1994 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the NOK and DKK, appreciated versus the U.S. Dollar in the nine months of 1995 by approximately 8% and 9%, respectively. The increases do impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $4.1 million, inventories $4.2 million, accounts payable and accrued expenses $3.0 million, and total stockholders' equity $8.5 million.
                  PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          11. Computation of Earnings per Common Share for the three and nine months ended September 30, 1995 and 1994.

(b)  Reports  on  Form 8-K -- A report on Form 8-K was  filed  on
     October 16, 1995 relating to the listing of warrants for trading on the New York Stock Exchange.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALPHARMA INC.
                              (Registrant)






Date:     November 10, 1995            /s/ Jeffrey E. Smith
                                       Jeffrey E. Smith
                                       Vice President, Finance and
                                       Chief Financial Officer


                                                       Exhibit 11

                          ALPHARMA INC.
            Computation of Earnings per Common Share
                    Primary and Fully Diluted
        (Dollars in thousands, except for per share data)



                                                  Three Months Ended
                                                     September 30,

                                                   1995          1994
Computation for Statement of Income

  Primary earnings per share:

  Net income                                 $     6,169    $     4,005
                                              ==========     ==========

    Average common shares outstanding         21,640,000     21,576,000
                                              ==========     ==========

    Earnings per common share - Primary            $0.29          $0.19
                                              ==========     ==========

  Fully diluted earnings per share:

      Net income                             $     6,169    $     4,005
                                              ==========     ==========

  Average common shares outstanding           21,640,000     21,576,000
  Additions:

Dilutive effect of outstanding warrants
   determined by treasury stock method           213,000

     Dilutive effect of outstanding options
        determined by treasury stock method      159,315         56,830

                                              22,012,315     21,632,830
                                              ==========      ==========

  Earnings per common share - Fully diluted        $0.28          $0.19
                                              ==========     ==========

                                                                  Exhibit 11


                                ALPHARMA INC.
                  Computation of Earnings per Common Share
                          Primary and Fully Diluted
              (Dollars in thousands, except for per share data)



                                                   Nine Months Ended
                                                     September 30,
                                                  1995           1994
Computation for Statement of Income

  Primary earnings per share:

  Net income                                 $    13,148    $    10,363
                                              ==========     ==========

    Average common shares outstanding         21,624,000     21,562,000
                                              ==========     ==========

    Earnings per common share - Primary            $0.61          $0.48
                                              ==========     ==========

  Fully diluted earnings per share:

      Net income                             $    13,148    $    10,363
                                              ==========     ==========

  Average common shares outstanding           21,624,000     21,562,000
  Additions:

    Dilutive effective of outstanding warrants
       determined by treasury stock method       213,000

    Dilutive effect of outstanding options
       determined by treasury stock method       159,315         56,830

                                              21,996,315      21,618,830
                                              ==========      ==========

  Earnings per common share - Fully diluted        $0.60          $0.48
                                              ==========     ==========