Form 10-K
period 1995-12-31
A L PHARMA INC
filed 1996-03-22
CIK 730469

SECURITIES AND EXCHANGE
                COMMISSION WASHINGTON, D.C.
                         20549
                               FORM 10 - K

            Annual Report Pursuant to Section 13 or 15 (d) of the
                   Securities Exchange Act of 1934

For  the fiscal year ended         Commission File No.1-8593
December 31, 1995
                            ALPHARMA INC.
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

     Warrants to Purchase Shares             New York Stock Exchange
        of Class A Common Stock

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past  90  days. YES  X     NO     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not  be contained, to the best of registrant's knowledge, in definitive  proxy or  information statements incorporated by reference in  Part  III  of this Form 10-K or any amendment to this
Form 10-K.  (    )

The  aggregate  market  value of the voting stock  of  the
Registrant (Class   A  Common  Stock, $.20 par value) as  of  March
1,  1996  was $348,257,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 15, 1996 was:

        Class A Common Stock, $.20 par value - 13,466,568 shares;
        Class B Common Stock, $.20 par value -  8,226,562 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 1996 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.
                             PART I

Item 1.   Business
General

      ALPHARMA  INC.,  formerly called A. L. Pharma,  Inc.,
(the "Company") is a multinational pharmaceutical company engaged in developing, manufacturing and marketing specialty generic and proprietary human pharmaceuticals and animal health products. The Company maintains dual corporate headquarters in Fort Lee, New Jersey and Oslo, Norway.
      The Company was originally organized in 1975 as a whollyowned subsidiary of Apothekernes Laboratorium A.S, a Norwegian health care company established in 1903. In February 1984, the Company's Class A Common Stock was initially listed on the American Stock Exchange through a public offering and such stock is currently listed on the New York Stock Exchange.

     On October 3, 1994, the Company completed a transaction (the "Combination Transaction") in which the Company acquired the pharmaceutical, bulk antibiotic, animal health and aquatic animal health businesses of Apothekernes Laboratorium A.S (the "Related Norwegian Businesses"). Immediately following the closing, the Company changed its trading symbol on the New York Stock Exchange to "ALO".

       In   order  to  accomplish  the  Combination
Transaction, Apothekernes Laboratorium A.S changed its name to
A.L. Industrier AS  ("A.L.  Industrier")  and   demerged  the
Related  Norwegian Businesses  into a new Norwegian corporation called  Apothekernes Laboratorium  AS  (which  changed its name in  January  1996  to ALPHARMA  AS,  hereinafter referred  to as  "A.L.  Oslo"). The Company  then acquired the shares of
A.L. Oslo through  a  tender offer for $23.6  million plus warrants to  purchase  3,600,000 shares of the Company's Class A Common Stock,
par value $0.20 per share.   The  warrants  have an exercise price  of
$21.945,  and expire  on January 3, 1999. Warrants to purchase
2,450,246 shares of  Class  A  common  stock (out of the
3,600,000  total)  became exercisable  after October 3, 1995 with the remainder  to  become exercisable  after
October  3,  1997.  The  Company filed   a
registration   statement   with  the  Securities   and
Exchange Commission ("SEC"), which became effective on September 28, 1995, concerning the warrants and warrant shares exercisable in 1995. In addition, the Company listed the aforementioned warrants and warrant shares for trading and quotation on the New York Stock Exchange as of October 9,
1995.

      A.L. Industrier is the beneficial owner of 100% of the outstanding shares of the Company's Class B Common Stock and is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's
stockholders.   A.L. Industrier's  holdings  of the Company's
Class B Common Stock account for approximately 38.0% of the Company's total common stock outstanding at December 31, 1995.

      Subsequent to the Combination Transaction, the Company was reorganized into five operating divisions included in two business segments, Human Pharmaceuticals and Animal Health. The Human Pharmaceuticals segment consists of three operating divisions: U.S. Pharmaceuticals("USPD"), International
Pharmaceuticals("IPD") and Fine Chemicals  ("FCD").   The
Animal Health segment consists of two operating divisions, Animal Health ("AHD") and Aquatic Animal Health("AAHD").
     After  the  closing  of the Combination  Transaction,
each division was required to evaluate its business to determine actions necessary to maximize the division's and the Company's competitive position. As a result, in December 1994, the Board of Directors approved a plan and the Company announced postcombination management actions which included exiting certain businesses and product lines which did not fit into the Company's new strategic direction, severing certain employees employed in the businesses or product lines to be exited or whose positions had become redundant as a result of the acquisition and the sale or exiting of certain support facilities which also became redundant as a result of the acquisition (the "Post Combination Actions"). A summary of the charges resulting from these actions is included in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this report.
      In the third quarter of 1995, the Company announced additional post-combination management actions which continued the process begun in December 1994. The actions occurred in the third and fourth quarters of 1995 and included severance of certain employees company-wide, further efforts toward consolidation of operations in the
USPD,  the  utilization  of substantial consulting   resources
focused   primarily on accelerating the realization of certain
combination benefits in the IPD and the sale in September of its minority equity position and certain other product rights in an R & D company.

      In 1996, the IPD has continued to take and consider additional actions which are designed to further strengthen the competitive nature of the division by lowering
costs.   In  the first  quarter  of 1996, the IPD severed 30
sales and marketing personnel (primarily in the Nordic countries) and will incur termination related costs of
approximately  $1.5  million.   The Company  also  announced
that a preliminary study  of  production rationalization
alternatives  between  the  IPD's   Copenhagen, Denmark  and
Lier, Norway manufacturing facilities has identified potential benefits. Based on these findings, a detailed study is being initiated which is expected to be completed in the second quarter of 1996. The Company expects that the detailed study will result in a formal rationalization proposal which may result in charges for severance, write downs of fixed assets, and other exit costs. Any such plan will require approval by the Board of Directors.

     In 1992, the Company's wholly owned Danish subsidiary, Dumex Ltd, completed the sale of all its former Human
Nutrition businesses. Accordingly, financial information for 1992 and 1991 has been presented to reflect the Human
Nutrition segment  as  a discontinued operation.

Human Pharmaceuticals

          U.S. Pharmaceuticals Division (the "USPD")

      The  USPD  develops,  manufactures  and  markets
specialty generic  human  pharmaceuticals in the  U.S.    The
division is managed by a single senior management team and is comprised of four wholly-owned subsidiaries: Barre-National, Inc. ("Barre"), NMC Laboratories, Inc. ("NMC"), Able Laboratories, Inc. ("Able") and ParMed Pharmaceuticals, Inc. ("ParMed"). Barre, acquired in October 1987, is the leading U.S. manufacturer of liquid generic pharmaceutical products. NMC, acquired in August 1990, is a specialized pharmaceutical manufacturer and marketer of creams and ointments for topical use, primarily prescription products. Able, acquired in October 1992, is a manufacturer and marketer of specialized prescription and over the counter pharmaceuticals with an emphasis on suppositories and tablets. ParMed, acquired in May, 1986, has its products manufactured by drug manufacturers and sells primarily to independent retail pharmacies utilizing advanced telemarketing techniques.
     In March 1993, Barre acquired a pharmaceutical manufacturing facility in Lincolnton, North Carolina ("Lincolnton"), including inventories, approved Abbreviated New Drug Applications ("ANDA") and other related assets.
The  facility  is  designed   to
manufacture  oral liquids and topical ointments and  creams.
In addition, a multi-year supply agreement was signed which provides for the sale of pharmaceutical products from the USPD to the previous owner of Lincolnton, a major generic drug distributor. The facility was expanded in 1994 and the USPD expects future production capacity increases and the realignment of production capacity to relocate the
manufacture of  certain  products  to Lincolnton.         The
USPD has announced that NMC cream, lotion and ointment products and Able suppository products will ultimately be moved to Lincolnton. The move, which requires FDA approval for each ANDA transferred, is expected to take 18 to 24 months. In 1994 the Company announced its intention to sell or close its Able tablet business. During 1995 divestiture negotiations were held with several potential buyers and did not result in a sale. However, the Company intends to continue to try to sell the tablet business in 1996 and if unsuccessful, may have to terminate tablet operations.

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

          International Pharmaceuticals Division (the "IPD") The IPD develops, manufactures and markets a broad range of generic and specialty dosage-form human pharmaceuticals, oral health care products, adhesive bandages and surgical tapes under proprietary brands primarily in the Nordic and other Western European countries and Indonesia. The division is managed by a single senior management team and business is primarily conducted through two wholly-owned subsidiaries, DUMEX-ALPHARMA A/S of Copenhagen, Denmark ("Dumex") and A.L. Oslo and their respective subsidiaries. As indicated in the general section, the IPD has in process and is considering a further reorganization of its selling and marketing and manufacturing operations.


          Fine Chemicals Division (the "FCD")

       The   FCD   develops,  manufactures   and   markets
bulk pharmaceutical   antibiotics  to  the  pharmaceutical
industry worldwide.   The  products  of  the  FCD  constitute
the active substances in a large number of finished pharmaceuticals. The division is managed by a single senior management team and business is conducted through the Company and its A.L.Oslo and Dumex subsidiaries.
Animal Health
          Animal Health Division (the "AHD")
      The AHD develops, manufactures and markets feed additives and animal health products for animals raised for commercial food production worldwide. The division's principal feed additive is the antibiotic bacitracin methylene disalicylate sold under the BMD trademark ("BMD"), which is used to promote growth and feed efficiency and to prevent or treat diseases in poultry and swine. In addition, as a result of the Combination Transaction, the AHD also manufactures a
zinc bacitracin based  feed  additive  sold under      the
Albac trademark ("Albac"). Sales of the division's products are made principally to commercial feed manufacturers and swine and poultry producers through a staff of scientifically trained sales and technical service personnel. The division is managed by a single senior management team and business is primarily conducted through the Company, A.L. Oslo and certain other subsidiaries.

      In August, 1995 the AHD acquired a company whose principal asset was a New Animal Drug Application ("NADA") for a feed additive used in the treatment and prevention of respiratory diseases in swine.

      In July 1994 the AHD acquired the Wade Jones Company, Inc. ("Wade Jones"). Wade Jones is the major poultry animal health products distributor in the U.S. and is also actively involved in the development, manufacture and sale of its own line of products including animal health pharmaceuticals and feed additives.

       In   July   1991  the  AHD  acquired,  in  two
unrelated transactions,  trademarks, New Animal  Drug
Applications,  other intangibles  and inventory associated with
two product  lines  of growth   promotants  and  disease
preventatives,  the  principal components  of  which  are
commonly  used   in  combination   or sequentially with BMD.

          Aquatic Animal Health Division (the "AAHD")

     The AAHD develops, manufactures and markets vaccines for use in immunizing farmed fish against disease. The AAHD was the leading supplier of fish vaccines to the Norwegian fish farming industry in 1995. The division is managed by a single senior management team and business is conducted through two whollyowned
subsidiaries,   A.L.   Oslo   and   ALPHARMA   NW    INC.
("NW")(formerly called Biomed, Inc.) of Bellevue, Washington, which was acquired in July 1989.

       As   part  of  the  Post  Combination  Actions,  AAHD
has discontinued manufacture and marketing of one aquatic animal health antibiotic product and will close a current production facility in Tromso, Norway during 1996.

Financial Information About Industry Segments

       The   Company's  two  business  segments  are  (1)
Human Pharmaceuticals and (2) Animal Health. The Company's
segments and their                                   operating
divisions contributed the following  percentages
of revenues.
                                 1995     1994      1993
       USPD                       33%      37%       35%
       IPD                        28%      26%       28%
       FCD                         8%       7%        8%
       Human Pharmaceuticals      69%      70%       71%
       Animal Health *            31%      30%       29%

          Total Revenues         100%     100%      100%

*  Predominantly sales of AHD.

       For   additional  financial  information  concerning
the Company's business segments see Note 19 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

      As described above, the cost of actions, both direct and indirect, taken by the Company with respect to meeting regulatory requirements has negatively affected gross profit
and  operating income.   See "Management's Discussion and
Analysis of  Financial Condition and Results of Operations"
included in Item 7  of  this report.   Certain  of  these
higher costs  will  continue  to  be incurred.

     The Company has been impacted in previous years by delays in the receipt of approvals for new products and supplemental approvals for certain existing products from the FDA. The Company cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company.

      In July 1994, the USPD, in accordance with an industry
wide FDA directive   discontinued  marketing   products   to   treat
respiratory congestion containing iodinated glycerol.

       In   1994,  sales  of  iodinated  glycerol  products
were approximately 2% of the Company's sales and the loss of iodinated glycerol products negatively impacted the Company's operations in 1995.
      The USPD markets approximately 165 products, primarily in liquid, cream, ointment and suppository dosage forms.
Each product represents a different formulation or chemical entity. Products are sold in over 300 product presentations and are marketed nationwide to pharmaceutical distributors, merchandising chains and wholesalers under the "Barre" or "NMC" labels and private labels. Prescription products are sold by a divisional sales force. Over-the-counter products are sold by the divisional sales force as well as by certain independent sales representatives.

     Liquid Pharmaceuticals: Through its Barre operation, the USPD is the leading manufacturer of generic pharmaceutical products in liquid form with approximately 110 products. Most of the division's liquid products are manufactured in its 255,000 square foot facility in Baltimore, Maryland. The experience and technical know-how of the USPD enables it to formulate therapeutic equivalent drugs in liquid forms and to refine product characteristics such as taste, texture, appearance and fragrance.

     Because  of  the  importance to the USPD of cough  and
     cold remedies,  this  business is seasonal in nature.    A
     higher percentage of sales are made in the winter months and are affected, from year to year, by the incidence of colds, respiratory diseases and influenza in its geographical market.

     As  with  its  other  products, the  USPD  must  obtain
     FDA approval  for new generic drugs it is developing.
     In  late 1995, the  USPD  received  approval  from  the   FDA
     to manufacture   and   market  Albuterol  Sulfate   Syrup
     and Chlorhexidine Gluconate Oral Rinse 0.12%.  In addition,
     the USPD   co-developed  and  received  approval  for
     Albuterol Inhalation Solution 0.083%.

     Creams,   Lotions  and  Ointments:   The  USPD manufactures
     approximately  50  cream, lotion and ointment  products
     for topical  use.   Most of these creams, lotions and
     ointments are prescription products and include antibacterial, antiinflammatory and combination products. The USPD presently manufactures  many  of these creams, lotions
     and  ointments through its NMC operation in Glendale, New
     York.  Consistent with  the  other manufacturing
     facilities of USPD,  the  NMC facility has been affected
     by increased regulatory costs in its ongoing efforts to comply with the FDA's interpretation of CGMP. As previously mentioned herein, over the next  18 to  24
     months, the company will transfer all of its creams,
     lotion  and  ointment manufacturing to Lincolnton  and
     will close its NMC facility.
     The creams,  lotions  and  ointments  market   is
     highly competitive   and  includes  a  number  of
     companies   with significant market share.  This market is
     expected to grow significantly and a number of important products will come off patent in the next few years.
     In 1995, the USPD received approval from the FDA to manufacture and market Betamethasone Dipropionate
     Ointment USP  (Augmented) 0.05%, Clobetasol Propionate
     Topical  Scalp Application  Solution  0.05%,  and
     Fluocinonide  Emulsified Cream  0.05%.  In addition, the
     FDA approved supplements to the existing approvals for Gentamicin Cream and Ointment 0.1% and to Triple Sulfa Vaginal Cream.
     Suppositories and Other Specialty Generic Products:
     During 1995, the USPD suppositories and other products consisted of 5 products. In addition, the USPD also manufactures and/or markets certain other specialty generic products, including Epinephrine Mist and a Home Pregnancy Test Kit.
     In late February 1995, the USPD received FDA approval to manufacture and market three strengths of Acetaminophen Suppositories USP, 120 mg., 325 mg.
     and  650  mg.
     In addition, USPD also began commercial sale of Miconazole Nitrate Vaginal Suppositories 200 mg. in
     January 1995.

     Through its ParMed operation, the USPD distributes a line
of over    1800 generic    prescription   and    over-the-
counter pharmaceutical  product presentations and offers  certain custom marketing  services (such as telemarketing, order
processing  and distribution) to the pharmaceutical industry.
The  largest  part of ParMed's sales are made to U.S.
independent retail pharmacies. A  substantial majority of
ParMed's sales are made through  a  45 person   telemarketing
sales  force.   ParMed's   products   are manufactured by drug
manufacturers who package and label products for  ParMed.
ParMed  also markets USPD  products  bearing  the
"Barre",  and  "NMC"  labels.  In addition, a  special  group
of telemarketers  is  dedicated  to  marketing  USPD   products
to retailers and institutional pharmacies (such as those in
nursing homes). Due  to  the fact that ParMed does not
manufacture its products, ParMed may be affected from time to time due to recalls of products by its suppliers.
          International Pharmaceuticals Division
      The IPD develops, manufactures and markets a broad range
of generic  and  specialty  dosage-form human pharmaceuticals, oral health care products, adhesive bandages and surgical tapes under proprietary  brands  primarily in the Nordic  and  other
Western European  countries,  Indonesia and the Middle  East.
The  IPD conducts  its business primarily in Scandinavian and
U.S.  Dollar denominated  currencies (or currencies which
generally  fluctuate with the U.S. Dollar).
     Dosage-Form Pharmaceuticals: Substantially all of the
dosage form  pharmaceutical products sold by the IPD in the  Nordic
Countries,   Western  Europe  and  the   Middle   East   are
manufactured   at  its  facilities  in  Lier,   Norway   and
Copenhagen,  Denmark.   The  IPD is  presently  preparing  a
detailed  study  of production rationalization  alternatives
between   the   Copenhagen,   Denmark   and   Lier,   Norway
manufacturing  facilities.  Products sold in  Indonesia  are
manufactured  at  its facility in Jakarta,  Indonesia.   The
facility at Lier, Norway was designed with a view towards meeting the FDA's CGMP standard. However, given that the facility's current production is not exported to the U.S., the Company has not initiated the process to cause the facility to be in compliance with the FDA's interpretation of CGMP.

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

In Denmark and Norway, the IPD's pharmaceutical products are beginning to encounter price pressures from parallel imports (i.e. imports of competing products from neighboring countries). The IPD believes that it is likely that parallel imports may be a developing trend in other markets in which the IPD sells its dosage-form pharmaceuticals. Such parallel imports could lead to lower volume growth and downward pressure on prices in certain product and market areas.

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

     In 1995 significant expenses continued to be incurred for an administrative, selling and marketing infrastructure to promote Elyzol Dental Gel and for continuing research and development work, including the preparation of a New Drug Application to be submitted for Elyzol Dental Gel in the United States. IPD management is continuing to study alternative marketing arrangements for the product which include obtaining marketing partners in some geographical areas. The Company considers the Elyzol Dental Gel product to be in the developmental phase and expects to continue to incur expenses in excess of revenues during 1996.

     Adhesive Bandages and Surgical Tapes: The IPD manufactures adhesive bandages, surgical tapes and non-medical tapes under its proprietary Norgesplaster brand, and is the only manufacturer of adhesive bandages and surgical tapes in the Nordic countries. Its most significant market is Norway, where it is the leading supplier in the industry. These products are sold to consumers and hospitals through pharmacies and other retail outlets. The IPD's production facility is located at Vennesla, Norway, which is 320 km southwest of Oslo.

          Fine Chemicals Division
       The FCD develops, manufactures and markets bulk pharmaceutical antibiotics to the pharmaceutical industry worldwide. The products of the FCD constitute the active substances in a large number of finished pharmaceuticals, including finished pharmaceuticals for the treatment of certain skin, throat, intestinal and systemic infections. Bacitracin, Zinc Bacitracin and Polymyxin are the most significant products for the FCD, which believes it is the world's largest manufacturer and supplier of such products. The division also manufactures other antibiotics such as Vancomycin, Amphotericin B and Colistin for use systemically and in specialized topical and surgical human applications. In addition, the FCD markets other well-established bulk antibiotics, such as Gramicidin and Tyrothricin, which are contract manufactured for the division by a Danish company.

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

Animal Health

      Since the completion of the Combination Transaction on October 3, 1994, the Animal Health segment is comprised of two of the operating divisions of the Company, namely the AHD and the AAHD.
               Animal Health Division
      The AHD develops, manufactures and markets feed additives and animal health products for animals raised for commercial food production worldwide. The AHD's principal animal health product is BMD, a feed additive, which is used to promote growth and feed efficiency and prevent or treat diseases in poultry and swine. In addition, the AHD also manufactures and markets a feed additive for poultry, swine and calves sold under the Albac trademark. Albac is produced in granulated, powder and lactodispersible forms and contains a special grade of zinc bacitracin as its active ingredient.

     In 1991, the Company purchased two animal health lines which are commonly used in combination or sequentially with BMD. These products include 3-Nitro, Histostat, Zoamix, Mycostatin, and chlortetracycline ("CTC"), a feed grade antibiotic. The AHD also manufactures and sells Vitamin D3; and other feed additives which are used for poultry and swine.

     The AHD presently sells a major portion of its volume in the U.S. However, with the recent opening of sales offices in Canada, Latin America, and the Far East, coupled with the international scope of the animal health business acquired in the Combination Transaction, the AHD has increased its manufacturing and marketing capabilities outside the U.S. and expects international sales to increase in the future.

      Historically, the principal market for BMD has been the poultry segment of the feed additives business in which it is one of the leading products. The AHD continues to increase its marketing efforts with respect to the swine segment of the market, which is more fragmented than the poultry market.

      Effective August 1994, the AHD completed a distribution arrangement with Merck AgVet, a division of Merck & Co., Inc. whereby the AHD assumed all sales, marketing and distribution functions for Merck AgVet's poultry products line in the U.S. However, Merck AgVet recently notified the AHD that it intends to sell its poultry products line to a third party and it is unclear at this time as to whether this agreement will continue with the new purchaser of such business.

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

      The Albac product is manufactured at the division's Skoyen facility in Oslo, Norway. The 3-Nitro product line is manufactured in accordance with a ten year agreement using AHD technology at an unrelated company's facility in Charles City, Iowa. The contract requires the AHD to purchase minimum yearly quantities on a cost plus basis. CTC is purchased primarily from foreign suppliers and blended domestically.
      In August 1995, the AHD acquired a company whose principal asset was a NADA for a feed additive used in the treatment and prevention of respiratory diseases in swine.
      In July 1994, the AHD acquired Wade Jones Company, Inc. Wade Jones is the major poultry animal health products distributor in the U.S. and is also actively involved in the development, manufacture and sales of its own line of products including animal health pharmaceuticals and feed additives. Approximately ninety percent (90%) of all products sold by the AHD in the U.S. in 1995 to the poultry industry were distributed by Wade Jones.
      The animal health industry is highly competitive and includes a large number of companies with greater financial, technical and marketing resources than the Company. These companies offer a wide range of products with various therapeutic and growth stimulating qualities. Competition is also affected by the issuance of regulatory approvals for similar or competing products (particularly in the U.S.) and the availability of generic versions of certain products. The Company believes that its competitive position in the animal health business has been enhanced because BMD and Albac are not absorbed into animal tissues. The FDA does not require BMD and Albac to be withdrawn from feed prior to the marketing of the food animals. Certain tests have also shown that BMD and Albac do not tend to produce resistance in bacteria which is a characteristic of some competitive products.

          Aquatic Animal Health Division
     The AAHD develops, manufactures and markets vaccines for use in immunizing farmed fish against disease. The Company originally entered the aquaculture business with the purchase of NW in 1989. This base business was expanded after the Combination Transaction with the acquisition of A.L. Oslo's fish health business. Presently, the AAHD is the leading supplier of vaccines for farm raised salmon in Norway, which is the largest market for the farming of salmon and other cold water species of fish. In 1995, approximately 75% of the revenues of the AAHD were generated from the Norwegian market. The Company believes that the share of sales from markets outside Norway will increase in the future as the division continues to expand its sales efforts internationally.

      The AAHD maintains two manufacturing locations, Bellevue, Washington and Overhalla, Norway. The Overhalla facility was purchased by the AAHD in November 1994 and presently manufactures ringworm vaccines for cattle and listeriosis vaccines for sheep and goats. The AAHD is currently involved in a major capital investment to enable the Overhalla facility to manufacture aquaculture products using state of the art technology. Such project is expected to be completed in the second half of 1996.

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

Research, Product Development and Technical Activities

     Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the Human Pharmaceuticals segment within the U.S., Norway and Denmark concentrate on the development of generic equivalents of established branded products as well as discovering creative uses of existing drugs for new treatments and on compiling the necessary data to obtain government approvals. The Company's research, product development and technical activities also focus on developing proprietary drug delivery systems and on improving existing delivery systems and packaging and manufacturing techniques. In view of the substantial funds which are generally required to develop new chemical drug entities the Company has not emphasized such activities. The Company's technical development activities for the Animal Health segment involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for or variations of existing products and seeking related FDA and analogous governmental approvals.

      Generally, research and development are conducted on a divisional basis. The Company conducts its technical product development activities at its facilities in Copenhagen, Denmark, Oslo, Norway, Baltimore, Maryland, Bellevue, Washington and Chicago Heights, Illinois, as well as through independent research facilities in the U.S.

      Significant research and development projects in progress include: A project to conduct clinical trials as part of the new drug approval process in the U.S. for Elyzol Dental Gel (a product for the treatment of the gum disease periodontitis), a project to obtain FDA approval for Albuterol metered dose inhalant products, and a project to obtain FDA approval for a gram negative antibiotic which will be used as an injectable treatment for respiratory and systemic diseases in broilers and cattle.

       Research   and  development  expenses  were  approximately
$ 32.8 million, $32.5 million and $24.0 million in 1995, 1994 and 1993, respectively.

Financial  Information About Foreign and Domestic Operations  and
Export Sales

      The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for over 40% of the Company's revenues in 1995. For certain financial information concerning foreign and domestic operations see Note 19 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.

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

Regulation; Proprietary Rights

       The development, manufacturing and marketing of the Company's products are subject to comprehensive government regulation in the U.S., Norway, Denmark and other countries. Government regulation includes detailed inspection of and controls over manufacturing practices and procedures, requires approvals to market products and can result in the recall of products and suspension of production. Such government regulation substantially increases the cost of producing human pharmaceutical and animal health products. FDA approval is required before any new prescription or over-the-counter drug products or any animal health drug can be marketed in the U.S. Analogous governmental and agency approvals are similarly required before such products are marketed in other countries. These government approvals are therefore very important to both the Human Pharmaceuticals and Animal Health segments.

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

      In many countries in which the Company does business, including some of the Scandinavian countries, the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes usually based on costs or prices of comparable products and subsequent price increases may also be regulated. In the past three years, as part of overall programs to lower health care costs, certain European governments have not allowed price increases and have introduced various systems to lower prices. As a result, cost increases and/or lower revenues due to exchange rate fluctuations have not been recovered.

Environmental Matters

      The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. During 1995, the Company's Barre subsidiary received and responded to a Notice of Potential Liability and Request for Information on a site owned by Ramp Industries, an unaffiliated third party. Barre historically made one small shipment to the site and no material expenditures are expected to be made in conjunction with this matter. Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in 1996.
Employees
     As of December 31, 1995, the Company had approximately 2,788 employees, including 1,373 in the U.S. and 1,415 outside of the United States.
Item 1A.  Executive Officers of the Registrant

      The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.
     Each of the Company's corporate officers has been elected to the indicated office or offices of the Registrant, to serve as such until the next annual election of officers of the Registrant (expected to occur May 30, 1996) and until his successor is elected, or until his earlier death, resignation or removal.
Name and Position                  Principal Business Experience
with the Company            Age    During the Past Five Years

E.W. Sissener               67     Chief Executive Officer since
Chairman, Director and             June 1994.  Member of the
Chief Executive Officer            Office of the Chief Executive
                                   of the Company July 1991 - May
                                   1994.  Chairman of the Company
                                   since 1975.  President of
                                   ALPHARMA AS (formerly
                                   Apothekernes Laboratorium AS)
                                   since October 1994.  President
                                   of A.L. Industrier AS from 1972-
                                   1994.  Chairman of A.L.
                                   Industrier AS since November
                                   1994.

Jeffrey E. Smith            48     Chief Financial Officer and
Vice President, Finance            Vice President since May 1994.
and Chief Financial                Executive Vice President and
Officer                            Member of the Office of the
                                   Chief Executive July 1991 May
                                   1994.  Vice President, Finance
                                   of the Company from November
                                   1984 to July 1991.

Beth P. Hecht               32     Corporate Counsel of the
Secretary and Corporate            Company since June 1993;
Counsel                            Secretary of the Company since
                                   November 1993; Attorney with
                                   the law firm of Kirkland &
                                   Ellis 1990-1993.

Albert N. Marchio, II       43     Treasurer of the Company since
Treasurer                          May 1992; Treasurer of Laura
                                   Ashley, Inc. 1990-1992.

David E. Cohen              41     President of the Company's
Vice President and                 Animal Health Division since
President, Animal Health           October 1994; President,
Division                           Animal Health Division of
                                   A. L. Laboratories, Inc.
                                   September 1988-October 1994.

George S. Barrett           40     President of the Company's
Vice President and                 U.S. Pharmaceuticals Division
President, U.S.                    since 1993; President of Barre-
Pharmaceuticals Division           National since August 1991;
                                   President of NMC since August
                                   1990; Vice President, Operations
                                   of NMC, 1984 to August 1990.

Thor Kristiansen            52     President of the Company's
Vice President and                 Fine Chemicals Division since
President, Fine Chemicals          October 1994; President,
Division                           Biotechnical Division of
                                   Apothekernes Laboratorium A.S
                                   1986 to 1994.

Knut Moksnes                45     President of the Company's
Vice President and                 Aquatic Animal Health Division
President, Aquatic Animal          since October 1994; Managing
Health Division                    Director, Fish Health Division
                                   of Apothekernes Laboratorium A.S
                                   1991 to 1994.

Ingrid Wiik                 51     President of the Company's
Vice President and                 International Pharmaceuticals
President, International           Division since October 1994;
Pharmaceuticals Division           President, Pharmaceutical
                                   Division of Apothekernes
                                   Laboratorium A.S 1986 to 1994.

Item 2.   Properties

     The Company's principal production and technical development facilities are located in the United States, Denmark, Norway and
Indonesia.    The  Company  also  owns  or  leases  offices   and
warehouses  in  the United States, Sweden, Holland,  Finland  and
elsewhere.
                                   FACILITY
                           LAND      SIZE
LOCATION        TITLE     (acres)    (sq.    USE
                                     ft.)
Fort Lee, NJ    Leased         --    48,000  Office - dual
                                             ALPHARMA INC.
                                             corporate office and
                                             AHD Headquarters
Skoyen, Norway  Leased         --   204,400  Manufacturing of
                                             AHD and FCD products,
                                             dual ALPHARMA INC.
                                             corporate office and
                                             headquarters for IPD,
                                             FCD and AAHD.
Chicago         Owned          20   195,000  Manufacturing,
Heights, IL                                  warehouse, R&D and
                                             offices for AHD

Bellevue, WA    Leased         --    20,000  Manufacturing,
                                             warehouse,
                                             laboratory and
                                             offices for AAHD
Baltimore, MD   Owned          19   255,000  Manufacturing, and
                                             headquarters for
                                             USPD
Baltimore, MD   Leased         --    18,000  Research and
                                             Development for USPD
Columbia, MD    Leased         --   165,000  Central
                                             Distribution Center
                                             for USPD
Lincolnton, NC  Owned          13   138,000  Manufacturing and
                                             offices for USPD
Glendale, NY    Leased         --    78,000  Manufacturing and
                                             offices for USPD
Lowell, AK      Leased         --    68,000  Manufacturing,
                                             warehouse and
                                             offices for AHD
Niagara Falls,  Owned           2    30,000  Warehouse and
NY                                           offices for USPD
South           Leased         --    60,000  Manufacturing and
Plainfield, NJ                               offices for USPD
Lier, Norway    Owned          23   118,400  Manufacturing of
                                             IPD products,
                                             warehousing and
                                             offices
Overhalla,      Owned           1    12,900  Manufacturing of
Norway                                       vaccines,
                                             warehousing and
                                             offices for AAHD

Vennesla,       Owned           4    81,300  Manufacturing of
Norway                                       adhesive bandages
                                             and surgical tapes,
                                             warehousing and
                                             offices for IPD
Copenhagen,     Owned          10   425,000  Manufacturing,
Denmark                                      warehouse, R&D and
                                             offices for IPD and
                                             FCD
Jakarta,        Owned           5    80,000  Manufacturing,
Indonesia       building                     warehouse, R&D and
                leased                       offices for IPD
                land

      The Company believes that its principal facilities described above are generally in good repair and condition and adequate and suitable for the products they produce.

Item 3.   Legal Proceedings
      On September 13, 1982, the Company filed at the FDA a "Citizen Petition" requesting the agency to reconsider and rescind its approval of a new animal drug application ("NADA") filed by Philips Roxane, Inc. ("PRI") for the use of Bacitracin Zinc in animal feeds for growth promotion. PRI is now a subsidiary of Boehringer Ingleheim Animal Health Inc. The Citizen Petition contended that FDA's approval was invalid and improper in several respects. FDA denied the Citizen Petition on May 9, 1984, and the Company filed an action for judicial review in the U.S. District Court for the District of Columbia (the "Action") seeking to have FDA's denial of the Citizen Petition set aside. Subsequent administrative proceedings also resulted in FDA decisions denying the relief sought. The complaint in this Action was amended to challenge FDA's decisions on these subsequent proceedings. The parties filed cross-motions for summary judgment and the U.S. District Court granted FDA's motion for summary judgment to dismiss the Action. The Company appealed this decision to the U.S. Court of Appeals for the District of Columbia. On August 25, 1995, the Court of Appeals held that FDA had not provided a reasonable explanation to support its finding of safety and efficacy of the PRI Bacitracin Zinc. The Court's order gave the FDA 90 days to provide a satisfactory explanation. On October 27, 1995, the FDA sent to the Company's counsel a letter containing its explanation and filed this letter in the U.S. District Court, together with a Memorandum arguing that it had complied with the Court of Appeals' remand. The Company filed an opposing Memorandum arguing that FDA's purported explanation did not meet the terms of the Court of Appeals order. Oral argument was held in the District Court on November 29, 1995. Thereafter, on December 4, 1995, the District Court issued an order continuing the PRI NADA pending a decision by it as to whether the FDA's explanation was reasonable. The matter remains pending before the District Court.

     From time to time the Company is involved in certain non-material litigation which is ordinarily found in businesses of this type, including product liability, contract and employment matters.
Item 4.    Submission of Matters to a Vote of Security Holders
               Not applicable.
                            PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
Market Information
      The  Company's Class A Common Stock is listed on  the  New  York
Stock  Exchange ("NYSE").  Information concerning the  1995  and  1994 sales prices of the Company's Class A Common Stock are set forth in the table below.


                              Stock Trading Price
                          1995                     1994
     Quarter         High      Low            High       Low

     First          $23.13    $19.25         $16.88    $14.00
     Second         $24.00    $16.50         $16.25    $13.00
     Third          $23.33    $17.25         $17.25    $12.63
     Fourth         $26.38    $21.38         $20.63    $15.63

      As of December 31, 1995 and March 1, 1996 the Company's stock closing price was $26.125 and $25.875, respectively.

      Warrants to purchase the Company's Class A Common Stock with an exercise price of $21.945 and expiring on January 3, 1999 commenced trading on the NYSE in October 1995 with an initial trade of $7.00. At December 31, 1995 and March 1, 1996, the closing price of the Company's warrants was $11.00 and $9.00, respectively.

Holders

      As of March 1, 1996, there were 1,059 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97% of the outstanding Class A Common Stock as a nominee.

Dividends

      The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 1995 and 1994 were $.045 per quarter or $.18 per year.

Item 6.   Selected Financial Data
      The following is a summary of selected financial data for the Company and its subsidiaries. Financial data for prior years has been restated to reflect the 1994 combination with A.L. Oslo as a pooling of interests. The data for each of the three years in the period ended December 31, 1995 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

                              Years Ended December 31,
Income Statement Data (1)   1995     1994(3)   1993      1992      1991
Total revenue            $520,882  $469,263  $402,675  $358,632  $301,814
Cost of sales             302,127   275,543   233,423   194,665   162,523
  Gross profit            218,755   193,720   169,252   163,967   139,291
Selling, general and
 administrative
 expenses                 166,274   177,742   139,038   128,658   122,175

 Operating income          52,481    15,978    30,214    35,309    17,116

Interest expense          (21,993)  (15,355)  (14,996)  (18,534)  (15,070)
Other income, net            (260)    1,113     1,880     3,937     5,961
 Income from continuing
  operations before
  taxes                    30,228     1,736    17,098    20,712     8,007
Provision for taxes        11,411     3,439     6,969     7,161     3,389
 Income (loss) from
  continuing operations  $ 18,817  $ (1,703) $ 10,129  $ 13,551  $  4,618
Net income (loss)(2)     $ 18,817  $ (2,386) $ 10,129  $ 20,974  $  9,120
Average number of
 shares outstanding:
   Primary                 21,754    21,666    21,581    18,388    17,050
   Fully Diluted           22,407    21,666    21,581    21,568    21,611

Earnings per share:
 Fully diluted
  Income (loss) from
   continuing operations $    .84  $   (.08) $    .47  $    .74  $    .27
  Net income (loss)      $    .84  $   (.11) $    .47  $   1.09  $    .54
  Dividend per common
  share                  $    .18  $    .18  $    .18  $    .18  $    .16

(1) Includes results of operations from date of acquisition of the Wade Jones Company (July 1994), the Lincolnton facility (March 1993), Norgesplaster A/S (January 1993), and Able Laboratories, Inc. (October 1992). Reflects the adoption of Statement of Financial Accounting Standards No. 109 and No. 106 effective January 1, 1992 and January 1, 1993, respectively.

(2) Net income includes: 1994 - extraordinary item - loss on extinguishment of debt ($683); 1992 - cumulative effect of a change in accounting for income taxes
- $2,614; 1992 and 1991 - Income from discontinued Human Nutrition Segment - $4,809 and $4,502, respectively.

(3) 1994 includes transaction costs relating to the combination with A.L. Oslo and post-combination actions which are included in cost of goods sold
($450)  and  selling,  general and administrative ($24,200).   Amount  net after
tax of approximately $17,400.
                                 As of December 31,
Balance Sheet Data (1)    1995       1994      1993      1992      1991

Current assets           $282,886  $250,499  $202,913  $178,283  $187,416

Non-current assets        351,967   341,819   324,704   302,730   301,140

 Total assets           $634,853  $592,318  $527,617  $481,013  $488,556
Current liabilities     $169,283  $154,650  $139,205  $107,015  $125,697
Long-term debt,
  less current
  maturities              219,451   220,036   144,350   133,701   196,103
Deferred taxes and
  other non-current
  liabilities              40,929    36,344    40,129    33,454    28,449
Stockholders' equity(2)   205,190   181,288   203,933   206,843   138,307
  Total liabilities
  and equity             $634,853  $592,318  $527,617  $481,013  $488,556


(1) Includes accounts from date of acquisition of the Wade Jones Company (July 1994), the Lincolnton facility (March 1993), Norgesplaster A/S (January 1993), and Able Laboratories, Inc. (October 1992) and the conversion of the Convertible Subordinated Debentures in 1992.

(2) 1994 reflects acquisition of A.L. Oslo accounted for as a pooling of interests with cash purchase price deducted from stockholders' equity.


Item 7.   Management's Discussion and Analysis of  Financial
          Condition and Results of Operations

Overview

     1995 was the first full year of combined operations for ALPHARMA INC. after the significant changes which occurred in 1994. The following major events occurred in 1994 which had a continuing ongoing effect on the Company's operations and financial position.

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

       -    The    Company   changed   its   name    from A.
       L.  Laboratories,  Inc. to  A.L.  Pharma  Inc.
       (simplified   to  ALPHARMA  INC.  in   1995)   and
       reorganized  its business into two main  segments. The
       Human   Pharmaceuticals   Segment   ("HPS") includes
       the    International   Pharmaceuticals Division
       ("IPD"),   the   U.S.   Pharmaceuticals
       Division ("USPD") and the Fine Chemicals Division ("FCD"), and the Animal Health Segment ("AHS") includes the Animal Health Division ("AHD") (both U.S. and International) and the Aquatic Animal Health Division ("AAHD").
       -  The  Company  incurred significant  charges  as
       follows:
         - Direct transaction expenses relating to the acquisition of A.L. Oslo including special
         committee   fees,  investment  banking,   legal,
         accounting  and  other expenses -  $2.9  million
         after tax.
         - Post-combination management actions which resulted in charges for severance, exiting of certain businesses and product lines and other related actions - $14.5 million after tax.
               -    The Company obtained a $185.0 million
          credit   facility   to  purchase   A.L.   Oslo,
          refinance a significant amount of existing long and short term debt and for general corporate
          purposes.   The  refinancing of  existing  debt
          resulted in an extraordinary item for a loss on debt extinguishment of $.7 million after tax.

     In 1995 the Company continued to review and rationalize operations to strengthen its competitive position and prepare for future growth. The Company believes it is still in transition in its goal of optimization and believes that further actions and related charges may be required in 1996 and beyond. The following occurred in 1995 and had an effect on operations:
                -     The Company announced third and fourth
          quarter management actions which included pre-tax income from the sale of an equity position and other rights in an R&D company ($6.5 million) essentially offset by expenses for significant consulting costs incurred in the IPD ($4.6 million) and further charges for severance in IPD, USPD and AHD ($1.7 million).

      On a comparative basis excluding post-combination management actions operating income by segment for the three years was as follows (in millions):

                       HPS       AHS   Unallocated     Total
Operating income*
  1995                $25.5     $31.4     $(4.6)       $52.3

Operating income*
  1994                $15.2     $30.5     $(5.0)       $40.7

Operating income
  1993                $ 8.6     $28.8     $(7.2)       $30.2

       * Excludes post-combination management actions which are detailed in the year on year analysis.

Results of Operations - 1995 Compared to 1994

      Total revenue increased to $520.9 million in 1995 compared to $469.3 million in 1994. Operating income, net income and earnings per share all increased substantially in 1995 as 1994 included significant transaction expenses and post-combination management actions. As a result, the Company reported net income of $18.8 million ($.84 per share fully diluted) in 1995 versus a loss of $2.4 million in 1994 ($.11 loss per share).
      Revenue in the Human Pharmaceuticals Segment accounted for $29.3 million of the consolidated revenue increase. The IPD accounted for the major portion of the HPS increase. IPD revenues increased due to volume growth in Northern Europe and Indonesia, the translation of sales in Norwegian Kroner ("NOK") and Danish Kroner ("DKK") into the U.S. Dollar and to a lesser extent selected price increases where permitted. Current pricing in a number of European markets continues to be suppressed in part by legislation enacted to contain pharmaceutical costs. Oral Health Care ("OHC") revenues increased over $1.0 million compared to 1994 and due to increased R&D expenses the operating loss was approximately the same as 1994. Sales by the FCD were approximately the same as in 1994 in local currencies but increased when translated into U.S. Dollars.
     Revenues in the USPD were flat on a year to year basis. Increases in sales of products introduced in late 1994 and 1995 (including Cimetidine HCL Solution, Clobetasol Cream and Ointment, Clemastine Fumarate Syrup and a number of other over the counter and prescription products), some price increases and increased volume in a number of products were offset by declines in the volume of cough and cold products sold due to a mild flu season in early 1995 as well as the discontinuance of products containing iodinated glycerol in July of 1994.
      Animal Health Segment revenues increased primarily due to the acquisition of the Wade Jones Company, Inc. in July 1994. In addition, revenue increases were achieved due to higher sales internationally and, to a lesser extent, domestically, of disease preventative products used in poultry markets and sales of products made pursuant to a poultry products distribution agreement signed with Merck AgVet in July 1994. The Company has been informed that Merck AgVet may sell the poultry products line. If it is sold the distribution agreement may be renegotiated. BMDr sales increased marginally with volume gains in poultry markets, offset by lower volume in the domestic swine market which was impacted by adverse economic conditions experienced by pork producers. The AAHD sales of fish vaccines were lower than 1994 due to increased competition in the Norwegian salmon farming market, offset partially by sales of newly introduced trout and other vaccines.
      On a consolidated basis gross profit increased $25.0 million and the gross margin percent increased to 42.0% in 1995 compared to 41.3% in 1994.
     Gross profit dollars in HPS accounted for a substantial amount of the dollar increase due to increased sales volume (especially by the IPD), production efficiencies, the effect of translation of gross profits in DKK and NOK into U.S. Dollars for both the IPD and FCD and selected price increases partially offset by the elimination of sales of high margin iodinated glycerol products. Gross profit percentages improved in HPS as a result of increases in gross margin percentages and amounts in IPD and FCD which have higher than the prior years average gross margin percentage. Accordingly, the overall percentage increase is attributable to the HPS.
      Gross profit dollars in the Animal Health Segment increased at a rate lower than the sales increase. The gross profit percent declined due to sales increases attributable to the Wade Jones Company, Inc., a distributor to the poultry market, and sales made pursuant to a poultry product distribution agreement with Merck AgVet. The composition of Animal Health Division sales has changed with the addition of these two distribution businesses which have lower gross margins. In addition, gross profits were negatively affected due to lower volume of high gross margin fish vaccine sales.
     Operating expenses were $166.3 million in 1995 compared to $177.7 million in 1994. Operating expenses in 1995 include a net benefit of $.2 million relating to 1995 post combination management actions. The net benefit includes income from the sale of an equity interest and other rights in an R&D company ($6.5 million) offset by the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD ($4.6 million) and severance of 77 employees in the IPD, USPD and AHD ($1.7 million). Operating expenses in 1994 include $24.2 million of expenses for post combination actions. (See 1994 compared to 1993 for details.) On a comparable basis operating expenses increased approximately $13.0 million (8.5%) compared to an 11.0% sales increase. Operating expenses increased due to variable selling expense increases, additional research and development expenses, the acquisition of the Wade Jones Company in July 1994 and the effect of the translation of NOK and DKK expenses into U.S. Dollars.

      Post combination and transaction expenses impacted operating income by segment in 1995 and 1994 as follows:

                       HPS       AHS   Unallocated     Total
Operating income
 (loss) as reported:

        1995         $26.1      $30.8   $(4.4)         $52.5

        1994         $(3.8)     $28.5   $(8.7)         $16.0

Transaction costs
 and post-combination
 actions (income)
 expense:

    1995             $ (.7)     $  .5    $   -         $ (.2)

    1994             $19.0      $ 2.0    $ 3.7          $24.7

Operating income (loss)
 excluding transaction
 costs (1994) and post-combination
 actions:

        1995          $25.4     $31.3    $(4.4)          $52.3


        1994          $15.2     $30.5    $(5.0)          $40.7

      Interest expense increased $6.6 million for the year ended 1995, due to increased debt levels resulting from the acquisition of A.L. Oslo in October 1994, increased capital expenditures in 1994, the acquisition of the Wade Jones Company, Inc. in July 1994, and increased working capital requirements to support sales increases. Additionally, interest rates have generally increased relative to 1994. Comparability is also affected in that the Company restated the 1994 financials to reflect the acquisition of A.L. Oslo in a manner similar to a pooling of interests. The restated results for 1994 do not include interest expense on either the cash consideration or actual transaction costs which would have been incurred had the acquisition taken place in prior periods. The Company estimates that interest expense calculated on a comparable basis in 1994 would have been approximately $1.5 million higher.

      Other income (expense), net for 1995 includes net foreign exchange transaction losses of approximately $.8 million resulting from the translation of non-functional currency receivables net of non-functional currency payables and forward foreign exchange contracts. The losses were primarily recorded by the Company's subsidiaries in Norway and Denmark in the first quarter of 1995 and primarily relate to sales denominated in currencies (i.e. U.S. Dollar, Swedish Kroner, British Pound and Portuguese Escudo) which depreciated significantly in the first quarter compared to the NOK and DKK. In addition, currency losses were sustained by the Company's Mexican operations due to the devaluation of the Mexican Peso.

      The provision for income taxes in 1995 was 37.8% compared to income taxes in excess of pretax income in 1994. The rate in 1995 represents a more normal relationship and the diminishing effect as pre-tax income increases of non deductible expenses primarily related to goodwill amortization.

Results of Operations - 1994 Compared to 1993

      Total revenue increased to $469.3 million in 1994 compared to $402.7 million in 1993 while operating income and income before extraordinary item and taxes decreased substantially due to transaction expenses and post-combination expenses related to the acquisition of A.L.
Oslo. As a result, the Company had a loss before extraordinary item of $1.7 million ($.08 loss per share) in 1994 compared to income of $10.1 million ($.47 per share) in 1993.

      Revenue in the HPS accounted for $44.4 million of the consolidated revenue increase. The USPD accounted for a major portion of the increase due primarily to volume increases achieved in its liquids (including products containing iodinated glycerol), creams and ointments, and suppository product lines. The volume increase was fueled by products introduced in late 1993, (Epinephrine Mist and Clotrimazole cream) and products introduced in 1994 (Cimetidine liquid, Clobetasol cream and ointment, Miconazole suppositories and Clemastine liquid). On an overall basis price increases for certain products offset and slightly exceeded price declines for other products caused by competitive pressures.
      IPD, including oral health care, also accounted for a portion of the revenue increase due primarily to volume, and where permitted by local conditions selected price increases. Oral health care revenues increased by $2.9 million and the related operating loss declined due to continued penetration in markets where approval has been received, especially Sweden. FCD revenues improved by approximately 10% due to volume increases for Bacitracin, Vancomycin and Amphotericin B and selected price increases for Polymyxin and Bacitracin.
      AHS revenue increased $22.3 million primarily due to the acquisition of Wade Jones Company in July 1994, higher volume sales of BMDr and international and domestic sales of disease preventative products used in poultry markets. In addition, sales volume of fish vaccines, primarily for salmon, increased approximately 10% compared to 1993.
      On a consolidated basis gross profit increased $24.5 million while the gross margin percentage declined marginally from 42.0% to 41.3% in 1994.

      Gross profit dollars in the HPS increased at a rate consistent with the sales increase as the aggregate gross profit percentage improved slightly compared to 1993. The USPD increased significantly in dollars and marginally in percent as overall product volume increases and higher value added new products offset continued high production and operating costs incurred to maintain compliance with "Current Good Manufacturing Practices" ("CGMP"). IPD and FCD generally maintained gross margins in line with revenue increases.

      Gross profit dollars in the AHS increased at a rate less than the sales increase as the gross margin percent declined slightly. The gross margin percent for the AHD declined mainly due to competitive pressure on BMDr prices and due to the acquisition of the Wade Jones Company, a distributor to the poultry market, and sales made pursuant to a distribution agreement with Merck AgVet for poultry products. The gross profits earned in the distribution business are generally lower than manufacturing gross profits. Gross profits earned by the AAHD as a percentage of sales were generally maintained as sales increased.

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

     Operating expenses, not including transaction and post
combination  expenses, in the HPS increased due to  variable selling  expenses  related to volume  increases,  additional research  and development expenses for planned  projects  in process, and additional costs incurred in USPD in setting up a  Central Distribution Center in 1994.  Operating expenses, excluding transaction and post-combination expenses, for the
AHS  increased due to the acquisition of Wade Jones in  July
1994,  increases in variable selling expenses and  increases in research and development expenses.
      Including transaction and post-combination costs operating income was $16.0 million in 1994 compared to $30.2 million in 1993. By segment operating income was impacted as follows (in millions):
                               HPS       AHS    Unallocated  Total

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

      Post-combination charges reflect the following management actions for the HPS: severance of $2.9 million for employees eliminated due to redundancy, $8.8 million (including the write off of $5.8 million of intangibles) for the exit of the USPD from the tablet business in the U.S., $3.4 million for a write off of an intangible relating to an oral health care product which will no longer be marketed, $.9 million for the write down to fair market value of land which will be held for sale, $2.5 million for an accelerated payment for contractually committed research and development relating to a project which will no longer be funded by the Company and $.5 million for closing sales offices and eliminating duplicate distributors and other.

      Post-combination management actions for the AHS relate to AAHD and include the exiting of an antibiotic product and related equipment of $1.7 million and severance of $.3 million.

      Unallocated expenses relate primarily to Corporate functions and include severance for redundant personnel of $.6 million and $3.1 million for transaction expenses primarily for legal, accounting and investment banking services incurred in 1994 to complete the combination. 1993 unallocated expenses include approximately $1.0 million for pre-combination transaction costs.

    The transaction costs and charges for post-combination management actions, a majority of which did not use cash, are anticipated to lower future expenses (i.e. eliminate redundant employees, distributors, etc.) and allow management to focus on its core businesses (i.e. eliminate U.S. tablet business and other minor products and exit non core research and development projects). The Company has provided for the exiting of the U.S. tablet business by the preferred exit plan (i.e. sale). If the exit by sale is not achieved an adjustment for additional future costs could be required.

      Interest expense increased $.4 million in 1994 to $15.4 million due primarily to additional debt incurred for the acquisition of A.L. Oslo and capital expenditures in the U.S., and higher U.S. interest rates in the latter part of 1994. Partially offsetting domestic increases was lower foreign interest expense due primarily to lower rates relative to 1993. As required the Company restated the prior years results of operations to reflect the acquisition of A.L. Oslo in a manner similar to a pooling of interests. Previous restated periods do not include the interest expense on the purchase price of $23.6 million and other transaction costs which would have been incurred had
the  acquisition actually taken place in prior periods.   The  Company
estimates interest calculated on a comparable basis for 1994 and 1993 would have been approximately $1.5 million and $2.0 million higher, respectively.
      The  provision for income taxes in 1994 exceeded pre-tax  income
compared  to  a  more  representative 40.8% tax  rate  in  1993.   The
disproportionate relationship is the result of low pre-tax income (due to the transaction costs and post-combination actions) which magnifies
the   effect   of   non-deductible   expenses   principally   goodwill
amortization and portions of the transaction costs capitalized for tax purposes.

      Results for 1994 include an extraordinary item for a loss on extinguishment of debt. The loss of $.7 million ($1.1 million less a tax benefit of $.4 million) results from the expensing of debt issuance costs related to the previously existing debt when the Company refinanced such debt with a $185.0 million credit agreement.

Inflation

     The effect of inflation on the Company's operations during 1995, 1994 and 1993 was not significant.

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

      The U.S. manufacturing companies included in the Company's Human Pharmaceuticals Segment, Barre, NMC, and Able, are affected in that they are required to comply with the FDA's interpretation of CGMP. In this regard, Barre and Able are parties to separate consent decrees with the FDA which define the specific standards they must meet to comply with CGMP.

      In 1993, 1994 and 1995, regulatory compliance has continued to affect costs directly by requiring the addition of personnel, programs and capital and indirectly by adding activities without directly increasing efficiency. The costs both direct and indirect of regulatory compliance (which have increased in recent years) may continue to increase in the future.

      In July 1994, the Company ceased the marketing of products which contain iodinated glycerol. The cessation was the result of an industry wide banning of such products by the FDA. Because the FDA allowed for an orderly cessation of sales of these products the immediate impact was minimized.

      Iodinated glycerol products represented approximately 2% of the Company's 1994 sales and the loss of sales of these products has negatively impacted the Company's 1995 operations.

      The Company and its subsidiaries have filed applications to market products with regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly increase future revenues and income. The Company cannot control or predict with accuracy whether such applications will be approved or the timing of their approval.
Post Combination Management Actions

      In December 1994, the Company announced a number of management actions which included staff reductions and certain product line and facilities rationalizations as a first step toward realizing combination synergies and maximizing the overall position of the newly combined Company. As a part of the December 1994 management actions, the Company discontinued funding research projects relating to the colonic delivery of drugs and committed to disposing of the resultant equity interest in the R&D company performing the research.
      In September 1995, the Company announced additional management actions which continue the process begun in December 1994. The actions include elimination of up to 130 positions company-wide (77 employees were severed in 1995), further efforts toward consolidation of operations in the Company's USPD, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD and the sale in September of its minority equity position and certain other rights in the R&D company.
      In addition, announced management actions related to the USPD include a plan to transfer all suppository and cream and ointment production from two present locations to the Lincolnton, N.C. location. The transfer of prescription products requires the Company to obtain the approval of the FDA for each product transferred. The entire process is expected to take from 18 to 24 months. The process, however, may take longer due to the required FDA approval. The Company cannot predict with certainty FDA timing or approval. Because of the time necessary to achieve the transfer the Company has instituted a retention program which assures each NMC employee a retention payment if the employee remains employed until terminated by the Company. If the employee leaves of their own accord no payment is made. The Company has commenced accruing the estimated retention payment over the period which employees are expected to be employed. If all affected employees stay until termination the Company estimates the retention payments will total approximately $2.0 million.
      As part of the post-combination management actions in 1994 the Company provided for the exiting of the U.S. tablet business by the most probable exit plan (i.e. sale). However, if such exit by sale should fail to be consummated, an adjustment for additional future costs (including severance for tablet business employees) could be required. The Company was not successful in selling the tablet business in 1995 although extensive negotiations were held with prospective buyers. Efforts to sell the tablet business are continuing.

      The 1994 and 1995 post-combination management actions included severing certain employees. As a result of the personnel actions, the Company believes that approximately $4.6 million of annual payroll and payroll related costs have been eliminated.

      The Company is continuing to study other opportunities to rationalize personnel functions and operations, both selectively and on a location basis, and accordingly, similar management actions may be initiated in the future. In 1996, the IPD has continued incurring consulting expenses (at a reduced level from 1995) and is taking and considering additional actions which are designed to further strengthen the competitive nature of the division by lowering costs. In the first quarter of 1996, the IPD has severed 30 sales and marketing personnel primarily in the Nordic countries and will incur termination related costs of approximately $1.5 million. The Company also announced that a preliminary study of production rationalization alternatives between the IPD's Copenhagen, Denmark and Lier, Norway manufacturing facilities has identified potential benefits. Based on these findings, a detailed study is being initiated which is expected to be completed in the second quarter of 1996. The Company expects that the detailed study will result in a formal rationalization proposal which may result in charges for severance, write downs of fixed assets, and other exit costs. Any such plan will require approval by the Board of Directors.
European Operations
     The fluctuations of European currencies have and will continue to impact the Company's European operations which comprise approximately 40% of revenues in 1995. In addition, many European governments have enacted or are in the process of enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or not allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations or future governmental pricing actions or their impact on the Company's results.

Liquidity and Capital Resources

      At December 31, 1995, stockholders' equity was $205.2 million compared to $181.3 million and $203.9 million at December 31, 1995, 1994 and 1993, respectively. The ratio of long-term debt to equity was 1.07:1, 1.21:1 and .71:1 at December 31, 1995, 1994 and 1993,
respectively. The increase in stockholder's equity and subsequent improvement in the ratio in 1995 primarily reflects the 1995 earnings of the Company and an increase in the translation adjustment ($7.8 million) due to the strengthening of the DK and NOK in 1995 coupled with scheduled 1995 repayments of long-term debt. The increase in the ratio from 1993 to 1994 reflects the financing required for the acquisition of A.L. Oslo, significant capital expenditures in 1994, and increased working capital requirements. Additionally, the required accounting for the A.L. Oslo acquisition magnified the change in the 1994 ratio since restated prior year financials include A.L. Oslo's equity as part of restated stockholders' equity and upon acquisition, the cash purchase price, $23.6 million, was deducted from stockholders' equity and in effect, added to long-term debt (i.e. the acquisition was financed).

      Working capital at December 31, 1995 was $113.6 million compared to $95.8 million and $63.7 million at December 31, 1993 and 1992, respectively. The current ratio was 1.67:1 at December 31, 1995 compared to 1.62:1 and 1.46:1 at December 31, 1994 and 1993, respectively.

      Working capital increased in 1995 relative to 1994 and 1993 primarily due to increases in accounts receivable and inventory partially offset by an increase in accounts payable and accrued expenses. Accounts receivable increased due to seasonal sales of liquid pharmaceuticals by the USPD, and increased fourth quarter sales by the European subsidiaries.

      Inventory increased due to planned increases in Animal Health inventories and higher inventories for European subsidiaries to meet higher expected demand.

      All working capital elements also increased in 1995 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Danish Krone and Norwegian Krone, strengthened versus the U.S. Dollar as compared to 1994 by approximately 9% and 7%, respectively. The approximate increase due to currency translation was: accounts receivable $4.1 million, inventory $3.6 million and accounts payable and accrued expenses $2.9 million.

      The Company presently has various capital expenditure programs under way and planned including the expansion of a fermentation facilities in Copenhagen, Denmark and Skoyen and Overhalla, Norway. In 1995, the Company's capital expenditures were $24.8 million and in 1996 the Company plans to spend a higher amount than 1995.
      If anticipated sales growth occurs the Company will have increased working capital requirements.
      At December 31, 1995, the Company had $27.5 million available under existing short-term unused lines of credit and $18.4 million in cash. In addition, the Company has $11.0 million available in Europe under long-term lines of credit and $30.0 million available under a revolving credit facility which was included in the $185.0 million credit facility. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs. A substantial portion of the Company's short-term and long-term debt is at variable interest rates. At December 31, 1995, the Company has entered into interest rate agreements to fix the interest rates for $65.0 million of the variable debt at 5.655% plus the required margin through October 1988 and for $7.9 million of debt at 5.13% for six months. The Company is considering similar transactions to fix additional variable rate debt for specified periods to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into "plain vanilla" agreements to fix interest rates for existing debt if it is deemed prudent.
      The $185.0 million credit facility contains various financial covenants including the maintenance of minimum equity to assets, current and interest coverage ratios. The equity to asset ratio requires the Company maintain stockholders' equity (plus adjustments) of at least 30% of total assets. Unless waived, this ratio will in effect require the Company to issue equity in the near term if significant additional funding for acquisitions or other purposes is required.
Item 8.   Financial Statements and Supplementary Data
      See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedule.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.


                            PART III
Item 10.  Directors and Executive Officers of the Registrant
      The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 1996, which Proxy Statement will be filed on or prior to April 8, 1996, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  Executive Compensation

      The information to be set forth under the subcaption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 1996, which Proxy Statement will be filed on or prior to April 8, 1996, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.
Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management
      The  information  to  be set forth under the  caption  "Security
Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 30, 1996, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 8, 1996.
      There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.
Item 13.  Certain Relationships and Related Transactions
      The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 30, 1996, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 8, 1996.

                            PART IV
Item  14.  Exhibits, Financial Statement Schedules and Reports on Form
8-K
List of Financial Statements
      See page F-1 of this Report, which includes an index to consolidated financial statements and financial statement schedule. List of Financial Statement Schedule
      See index to consolidated financial statements and financial statement schedule, which appears at page F-1 of this Report.
List  of Exhibits  (numbered in accordance with Item 601 of Regulation
S-K)
      3.1A Amended and Restated Certificate of Incorporation of the Company, dated September 30, 1994 and filed with the Secretary of State of the State of Delaware on October 3, 1994, was filed as
Exhibit 3.1 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

       3.1B Certificate of Amendment of the Certificate of Incorporation of the Company dated September 15, 1995 and filed with the Secretary of State of Delaware on September 15, 1995 was filed as
Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 dated September 21, 1995 (Registration on No. 33-60029) and is incorporated by reference.

      3.2 Amended and Restated By-Laws of the Company, effective as of October 3, 1994, were filed as Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      4.1     Reference is made to Article Fourth of the  Amended  and
Restated  Certificate  of  Incorporation  of  the  Company  which   is
referenced as Exhibit 3.1 to this Report.

      4.2 Warrant Agreement between the Company and The First National Bank of Boston, as warrant agent, was filed as an Exhibit 4.2 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.
      10.1 $185,000,000 Credit Agreement among A.L. Laboratories, Inc.,(now known as ALPHARMA U.S. INC.) as Borrower, Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated September 28, 1994, was filed as Exhibit 10.1 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 1995 will be furnished to the Commission upon request.

      10.2 Parent Guaranty, made by the Company in favor of Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co arranger, dated September 28, 1994 was filed as Exhibit 10.2 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

     10.3 Restructuring Agreement, dated as of May 16, 1994, between the Company and Apothekernes Laboratorium A.S (now known as A.L. Industrier AS) was filed as Exhibit A to the Definitive Proxy Statement dated August 22, 1994 and is incorporated herein by reference.

      10.4 Employment Agreement dated January 1, 1987, as amended December 12, 1989, between I. Roy Cohen and the Company and A.L.
Laboratories, Inc. was filed as Exhibit 10.3 to the Company's 1989 Annual Report on Form 10-K and is incorporated herein by reference.

       10.5 Control Agreement dated February 7, 1986 between Apothekernes Laboratorium A.S (now known as A.L. Industrier AS) and the Company was filed as Exhibit 10.10 to the Company's 1985 Annual Report on Form 10-K and is incorporated herein by reference.

      10.6 Amendment to Control Agreement dated October 3, 1994 between A.L. Industrier AS (formerly known as Apothekernes Laboratorium A.S) and the Company was filed as Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

     10.7 The Company's 1983 Incentive Stock Option Plan, as amended through June 7, 1995 is filed as an Exhibit to this Report.

      10.8    Employment  agreement dated July 30,  1991  between  the
Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated herein by reference.

      10.9 Employment agreement between the Company and George S. Barrett dated December 31, 1995 is filed as an Exhibit to this Report.

      10.10 Employment Agreement between the Company and David E. Cohen dated December 31, 1995 is filed as an Exhibit to this Report.

      10.11 Lease Agreement between A.L. Industrier AS, as landlord, and ALPHARMA AS, as tenant, dated October 3, 1994 was filed as Exhibit
10.10 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.12 Administrative Services Agreement between A.L. Industrier AS and ALPHARMA AS dated October 3, 1994 was filed as Exhibit 10.11 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.13 Employment agreement dated March 14, 1996 between the Company and Einar W. Sissener is filed as an exhibit to this report.
       10.14 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to A.L. Oslo per the combination transaction) and Ingrid Wiik was filed as Exhibit 10.13 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.
       10.15 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to A.L. Oslo per the combination transaction) and Thor Kristiansen was filed as Exhibit
10.14 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

       10.16 Employment contract dated October 2, 1991 between Apothekernes Laboratorium A.S (transferred to A.L. Oslo per the combination transaction) and Knut Moksnes was filed as Exhibit 10.15 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      11      Computation of Earnings per Common Share for  the  years
ended December 31, 1995, 1994 and 1993.

      21      A list of the subsidiaries of the Registrant as of March
18, 1996 is filed as an Exhibit to this Report.

       23       Consent  of  Coopers  &  Lybrand  L.L.P.,  Independent
Accountants, is filed as an Exhibit to this Report.

     27     Financial Data Schedule

      See exhibit index on Page E-1 for exhibits filed with this report.

Report on Form 8-K

     On October 16, 1995, the Company filed a report on Form 8-K dated October 9, 1995 reporting Item 5. "Other events". The event reported was the listing of the warrants for trading on the New York Stock Exchange.
Undertakings

      For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statement on Form S-8 No. 33-60495:


      Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant pursuant to the foregoing provisions, or otherwise, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is  against public policy as expressed in the Securities Act  of  1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the  Registrant will, unless in the opinion of its counsel the  matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.
                           SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
March 22, 1996                ALPHARMA INC.
                              Registrant


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


Date:  March 22, 1996              /s/ Einar W. Sissener
                                   Einar W. Sissener
                                   Chairman, Director and
                                   Chief Executive Officer



Date:  March 22, 1996              /s/ Jeffrey E. Smith
                                   Jeffrey E. Smith
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal accounting officer)




Date:  March 22, 1996              /s/ I. Roy Cohen
                                   I. Roy Cohen
                                   Director and Chairman of the
                                   Executive Committee




Date:  March 22, 1996              /s/ Thomas G. Gibian
                                   Thomas G. Gibian
                                   Director and Chairman of the Compensation
                                   Committee



Date:  March 22, 1996              /s/ Glen E. Hess
                                   Glen E. Hess
                                   Director



Date:  March 22, 1996              /s/ Peter G. Tombros
                                   Peter G. Tombros
                                   Director and Chairman
                                   of the Audit Committee



Date:  March 22, 1996              /s/ Georg W. Sverdrup
                                   Georg W. Sverdrup
                                   Director



Date:  March 22, 1996              /s/ Erik G. Tandberg
                                   Erik G. Tandberg
                                   Director



Date:  March 22, 1996              /s/ Gert Munthe
                                   Gert Munthe
                                   Director



    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         ______________


                                                       Page

Consolidated Financial Statements:

  Report of Independent Accountants                         F-2

  Consolidated Balance Sheet at
     December 31, 1995 and 1994                      F-3 to F-4

  Consolidated Statement of Operations for
     the years ended December 31, 1995,
     1994 and 1993                                     F-5

  Consolidated Statement of Stockholders'
     Equity for the years ended
     December 31, 1995, 1994 and 1993                F-6 to F-8

  Consolidated Statement of Cash Flows
     for the years ended December 31, 1995,
     1994 and 1993                                   F-9 to F-10

  Notes to Consolidated Financial Statements         F-11 to F-44

Financial Statement Schedule:

 Schedule II - Valuation and Qualifying Accounts
   for the years ended December 31, 1995,
   1994 and 1993                                       F-45

Financial statement schedules other than Schedule II are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
               REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
 Board of Directors of
 ALPHARMA INC.:

     We have audited the consolidated financial statements and the financial statement schedule of ALPHARMA INC. and Subsidiaries (formerly A.L. Pharma Inc.) (the "Company") listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ALPHARMA INC. and Subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.
     As discussed in Note 2 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions.




                                        COOPERS & LYBRAND L.L.P.
Parsippany, New Jersey
March 4, 1996
                    ALPHARMA INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                   (In thousands, except share data)
                                           December  31,
                                           1995       1994
ASSETS
Current assets:
 Cash and cash equivalents              $ 18,351      $ 15,512
 Accounts receivable, net                132,161      119,084
 Inventories                             120,084      106,297
 Prepaid expenses and other
 current assets                           12,290         9,606

     Total current assets                282,886       250,499

Property, plant and equipment, net        212,176      202,903
Intangible assets, net                   128,186       128,758
Other assets and deferred charges         11,605        10,158

       Total assets                     $634,853      $592,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $ 13,160     $ 13,288
 Short-term debt                          62,695        61,196
 Accounts payable                         38,343        31,153
 Accrued expenses                         48,435       46,651
 Accrued and deferred income taxes          6,650        2,362
     Total current liabilities           169,283       154,650
Long-term debt                           219,451       220,036
Deferred income taxes                     30,961        27,528
Other non-current liabilities              9,968         8,816
Stockholders' equity:
 Preferred stock, $1 par value,
   no shares issued
 Class A Common Stock, $.20
   par value, 13,699,592 and
   13,618,791 shares issued                2,740         2,724
 Class B Common Stock, $.20 par value,
  8,226,562 shares issued                  1,646         1,646
 Additional paid-in capital              120,357       118,833
 Foreign currency translation adjustment   15,884        8,125
 Retained earnings                        70,385        55,482
 Treasury stock, 263,017 and 248,920
  shares of Class A Common Stock,
  at cost                                (5,822)       (5,522)
     Total stockholders' equity          205,190       181,288
         Total liabilities and
          stockholders' equity          $634,853      $592,318


            See notes to consolidated financial statements.
                    ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED
                 STATEMENT OF OPERATIONS (In thousands, except per share data)


                                      Years Ended December 31,
                                     1995     1994       1993

Total revenue                     $520,882  $469,263   $402,675
  Cost of sales                    302,127   275,543    233,423
Gross profit                       218,755   193,720    169,252
  Selling, general and
    administrative expenses        166,274   177,742    139,038
Operating income                    52,481    15,978     30,214
  Interest expense                (21,993)  (15,355)   (14,996)
     Other income (expense), net    (260)    1,113    1,880

Income before provision for income
 taxes, and extraordinary item      30,228      1,736    17,098

     Provision for income taxes     11,411     3,439      6,969
Income (loss) before extraordinary
    item                            18,817    (1,703)    10,129

Extraordinary item, net of tax     _______      (683)   _______

Net income (loss)                 $ 18,817 $ (2,386)   $ 10,129

Average common shares outstanding:
  Primary                           21,754    21,666     21,581
  Fully diluted                     22,407    21,666     21,581

Earnings per common share:
Primary
  Income (loss) before extraordinary
    item                           $    .86  $   (.08)  $  .47
  Net income (loss)                 $   .86  $   (.11)  $  .47
Fully diluted
  Income (loss) before extraordinary
    item                            $    .84  $   (.08)  $ .47
  Net income (loss)                 $   .84  $   (.11)   $  .47

            See notes to consolidated financial statements.

                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (COMMON
                             STOCK ACCOUNTS)
                        (In thousands, except share data)



                                           Class    Class
                                             A        B
                                          Common    Common
                                           Stock    Stock   Treasury Stock    Total
                                  Common                                        Common
                                  Shares   Par      Par     Shares            Stock
                                  Issued   Value    Value   Held     Cost    Accounts


Balance, December 31, 1992    21,699,041   $2,694   $1,646 (206,998) $(4,410)  $   (70)

Purchase of treasury stock                                  (40,212)  (1,088)    (1,088)
Exercise of stock options
(Class A) and other               57,574       13                                    13
Employee stock purchase plan      37,630        7                                     7
Balance, December 31, 1993    21,794,245   $2,714   $1,646 (247,210) $(5,498)  $(1,138)

Purchase of treasury stock                                   (1,710)     (24)      (24)
Exercise of stock options
(Class A)                          2,750        1                                    1
Employee stock purchase plan      48,358        9                                         9
Balance, December 31, 1994    21,845,353   $2,724    $1,646 (248,920) $(5,522)  $(1,152)

Purchase of treasury stock                                   (14,097)    (300)     (300)
Exercise of stock options
(Class A)                         44,025        9                                     9
Employee stock purchase plan      36,776        7                                     7
Balance, December 31, 1995    21,926,154   $2,740    $1,646 (263,017) $(5,822)  $(1,436)



                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                 Foreign                  Total
                                Common     Additional   Currency                 Stock-
                                Stock      Paid-In      Translation  Retained    holders'
                                Accounts   Capital      Adjustment   Earnings    Equity


Balance, December 31, 1992      $   (70)   $109,877     $ 6,643      $90,393     $206,843
Net income - 1993                                                     10,129      10,129
Dividends declared
  ($.18 per common share)                                             (3,873)    (3,873)
Net foreign currency
  translation adjustment                                 (6,336)                 (6,336)
Purchase of treasury stock       (1,088)                                         (1,088)
Tax benefit realized from
  stock option plan                             311                                  311
Exercise of stock options
  (Class A) and other                13         586                                  599
Employee stock purchase plan          7         699                                  706
Remittances from A.L. Oslo to
 A.L. Industrier                                                      (3,358)     (3,358)

Balance, December 31, 1993      $(1,138)   $111,473     $    307     $93,291     $203,933

Net loss - 1994                                                       (2,386)   (2,386)
Dividends declared
  ($.18 per common share)                                             (3,893)   (3,893)
Net foreign currency
  translation adjustment                                   7,818                 7,818
Purchase of treasury stock          (24)                                           (24)
Exercise of stock options
  (Class A)                           1          30                                 31
Employee stock purchase plan          9         778                                787
Remittances from A.L. Oslo to
 A.L. Industrier                                                      (1,384)     (1,384)
Appropriation of retained
  earnings equal to cash
  purchase price for A.L.
  Oslo                                        23,594                 (23,594)
Purchase of A.L. Oslo
  Cash paid                                  (23,594)                             (23,594)
Warrants issued                                6,552                  (6,552)

Balance, December 31, 1994      $(1,152)    $118,833      $  8,125   $55,482     $181,288

Net income - 1995                                                     18,817      18,817
Dividends declared
  ($.18 per common share)                                             (3,914)   (3,914)
Net foreign currency
  translation adjustment                                     7,759               7,759
Tax benefit realized from
  stock option plan                              137                               137
Purchase of treasury stock         (300)                                          (300)
Exercise of stock options
  (Class A)                           9          578                               587
Employee stock purchase plan          7          809                               816


Balance, December 31, 1995      $(1,436)    $120,357      $ 15,884    $70,385 $205,190



                 See notes to consolidated financial statement.
                    ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands of
                       dollars)

                                              Years Ended December 31,
                                             1995       1994      1993
Operating activities:
  Net income (loss)                       $18,817  $ (2,386)   $ 10,129
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization            31,022     26,773    23,842
  Deferred income taxes                     1,054    (5,506)       493
  Noncurrent asset writeoffs                          14,841
  Extraordinary item                                     683
  Change in assets and liabilities, net
    of effects from business
    acquisitions:
     (Increase) in accounts
        receivable                        (9,295)   (14,864)   (16,000)
     (Increase) in inventory             (10,468)   (11,639)    (4,635)
     (Increase) in prepaid
        expenses and other current
        assets                            (1,462)      (774)      (833)
     Increase in accounts
        payable and accrued expenses        4,462     8,492      3,497
     Increase (decrease) in accrued
        income taxes                        2,802    (1,269)    (2,592)
  Other, net                                (104)     2,811      1,847
     Net cash provided by operating
       activities                          36,828   17,162      15,748

Investing activities:

  Capital expenditures                 (24,836)   (44,326)     (24,044)
  Acquisition of A.L. Oslo                          (23,594)
  Purchase of acquired businesses,
     and intangibles, net of cash
     acquired                             (3,500)   (13,733)   (17,280)
  Other                                      579    _______        268
      Net cash used in investing
        activities                       (27,757)   (81,653)   (41,056)

                        Continued on next page.
            See notes to consolidated financial statements.
                    ALPHARMA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                       (In thousands of dollars)



                                              Years Ended December 31,
                                             1995       1994      1993
Financing activities:

  Net borrowings under
    lines of credit                      $  (296)$   4,494    $ 23,484
  Proceeds of long-term debt                9,000  164,423      26,375
  Reduction of long-term debt            (13,121) (100,719)    (12,397)
  Dividends paid                          (3,914)   (3,893)     (3,873)
  Cash transfers between A.L. Oslo
    and A.L. Industrier                                4,991    (3,358)
  Treasury stock acquired                   (300)     (24)      (1,088)
  Proceeds from employee stock option
    and stock purchase plan                 1,403      818       1,305
  Other, net                                  137    (2,713)       575
      Net cash provided by (used in)
        financing activities              (7,091)    67,377     31,023

Exchange rate changes:

  Effect of exchange rate changes
    on cash                                 1,338    1,481        (818)
  Income tax effect of exchange rate
    changes on intercompany advances        (479)      (502)       225
Net cash flows from exchange rate
       changes                                859       979       (593)
Increase in cash and cash
  equivalents                               2,839     3,865      5,122
Cash and cash equivalents at
  beginning of year                        15,512    11,647      6,525
Cash and cash equivalents at
  end of year                             $18,351    $15,512    $11,647



            See notes to consolidated financial statements.
                    ALPHARMA INC. AND SUBSIDIARIES NOTES
              TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except share data)


     1.   The Company:

     ALPHARMA INC., previously named A.L. Pharma Inc., (the "Company") is a multinational pharmaceutical company which develops, manufactures and markets specialty generic and proprietary human pharmaceutical and animal health products.

      The Company's Human Pharmaceutical business consists of three divisions: The U.S. Pharmaceuticals Division ("USPD"), The International Pharmaceuticals Division ("IPD") and the Fine Chemicals Division ("FCD"). The USPD's principal products are generic liquid and topical pharmaceuticals sold primarily to wholesalers, distributors and merchandising chains. The IPD's principal products are dosage form pharmaceuticals and adhesive bandages sold primarily in Scandinavia and western Europe as well as Indonesia and certain middle eastern countries. The FCD's principal products are bulk pharmaceutical antibiotics sold to the pharmaceutical industry in the U.S. and worldwide for use as active substances in a number of finished pharmaceuticals.

      The  Company's Animal Health business consists of two divisions:
The Animal Health Division ("AHD") and the Aquatic Animal Health Division ("AAHD"). The AHD's principal products are feed additive and other animal health products for animals raised for commercial food production (principally poultry and swine) in the U.S. and worldwide. The AAHD manufactures and markets vaccines for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 19 for segment and geographic information.)

      The Company's Class B stock (38.0% of total outstanding common stock) is totally held by A.L. Industrier AS (A.L. Industrier), a Norwegian Company. A.L. Industrier is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. (See Note 15.)
2.   Summary of Significant Accounting Policies:

     Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The effects of all significant intercompany transactions have been eliminated.

     Use of Estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash equivalents:

      Cash equivalents include all highly liquid investments that have an original maturity of three months or less.

     Inventories:

     Inventories are valued at the lower of cost or market. The last in, first-out (LIFO) method is principally used to determine the cost of the USPD manufacturing subsidiary inventories including: Barre National, Inc. ("Barre"), NMC Laboratories, Inc. ("NMC") and Able Laboratories, Inc. ("Able"). The first-in, first-out (FIFO) and average cost methods are used to value remaining inventories.

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

      Interest is capitalized as part of the acquisition cost of major construction projects. In 1995, 1994 and 1993, $318, $722 and $262 of interest cost was capitalized, respectively.

      Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

          Buildings                 30-40 years
          Building improvements     10-30 years
          Machinery and equipment    2-20 years

     Intangible assets:

      Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The Company's policy in assessing the recoverability of intangible assets is to compare the carrying value of the intangible assets with the anticipated future income of businesses to which the intangibles relate. In connection with the acquisition of A.L. Oslo and the reorganization of the Company in December 1994, the Company decided to exit its U.S. tablet business and cease the marketing of an oral health care product based on licensed technology. These actions resulted in a write off of intangible assets of $9,200. (See Note 3). The following table is net of accumulated amortization of $35,903 and $28,699 for 1995 and 1994, respectively.

                                   1995      1994     Life
Excess of cost of acquired
businesses over the fair value
of the net assets acquired      $102,434   $104,768  20 - 40
Technology, trademarks, NADAs
and other                         25,752    23,990    6 - 20

                                $128,186   $128,758
     Foreign currency translation and transactions:
      The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are accumulated in a separate component of stockholders' equity. The foreign currency translation adjustment for 1995, 1994 and 1993 is net of ($479), ($502), and $225, respectively, representing the foreign tax effects associated with intercompany advances to foreign subsidiaries.
     Foreign exchange contracts:
     The Company selectively enters into foreign exchange contracts to buy and sell certain cash flows in non-functional currencies. Foreign exchange contracts are accounted for as foreign currency transactions and gains or losses are included in income.
     Interest Rate Transactions:
      The Company selectively enters into interest rate agreements which fix the interest rate to be paid for specified periods on variable rate long-term debt. The effect of these agreements is recognized  over  the  life  of the agreements  as  an  adjustment  to interest expense.
     Income Taxes:
      The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes.
      The Company provides deferred taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS 109 requires the utilization of the liability method of accounting for deferred taxes based on enacted tax rates.
      At December 31, 1995, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $35,100. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

     Accounting for Postretirement Benefits:

      Effective January 1, 1993, the Company adopted SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". The statement requires accrual accounting for these benefits over the service lives of the employees instead of expensing payments as incurred. Adoption of SFAS 106 did not have a material impact on the Company. (See Note 11.)
     Accounting for Postemployment Benefits:
      Effective January 1, 1994, the Company formally adopted SFAS No. 112 "Employers' Accounting for Postemployment Benefits". The statement requires accrual of postemployment benefits during the employment period when certain conditions are met. The adoption of SFAS 112 did not have a material impact on the Company.

     Earnings Per Share:

      Primary earnings per share is based upon the weighted average number of common shares outstanding and common stock equivalents (i.e. stock options and commencing in 1994 warrants to purchase common shares are included when dilutive).

      Fully diluted earnings per share reflect the dilutive effect of stock options and the fully diluted effect of the 1994 warrants.

     Recently Issued Accounting Standards:

      In March 1995, The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard must be adopted in 1996. Management is currently assessing the impact of the adoption on the Company's results of operations and financial position.

      In October 1995, The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for or disclosing stock based compensation plans. The standard is effective for financial statements for fiscal years beginning in 1996. The Company expects to adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method. As a result, the adoption of this standard will not have any impact on reported results of operations and financial position.

3. Acquisition of A. L. Oslo, Transaction Expenses and Post-Combination Management Actions

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

       A.L. Industrier is the beneficial owner of 100% of the outstanding shares of the Company's Class B stock. (See Notes 1 and 15.)

      The consideration paid by the Company for A.L. Oslo was $30,146 consisting of $23,594 in cash, and warrants to purchase 3.6 million shares of the Company's Class A Common Stock (estimated value at time of closing of $1.82 per share or $6,552 in total). The warrants expire on January 3, 1999 and have an exercise price of $21.945.
      The Company was required to account for the acquisition of A.L. Oslo as a transfer and exchange between companies under common control. Accordingly in 1994, the accounts of A.L. Oslo were combined with the Company at historical cost in a manner similar to a poolingof-interests and the Company's financial statements were restated to include A.L. Oslo. At the acquisition date, the consideration paid for A.L. Oslo was reflected as a decrease to stockholders' equity net of
the   estimated  value  ascribed  to  the  warrants.  There  were   no
adjustments required to conform accounting practices of the companies.

      The restated statement of operations for 1993 and the period January 1, to October 2, 1994 does not include interest expense related to the cash consideration paid on October 3, 1994 by the Company for A.L. Oslo and related transaction costs. Assuming cash consideration of $23,594, and transaction costs of approximately $3,100, interest expense after tax would have decreased reported results by approximately $950 in 1994 (for the period January 1, to October 2, 1994), and $1,250 in 1993.

      In connection with the acquisition of A.L. Oslo in 1994, the Company incurred transaction expenses related to the combination for fees paid to a special committee of the Board of Directors (charged with evaluating the feasibility of the transaction), and investment banking, legal, accounting and other transaction expenses. In 1994 these expenses before tax totaled $3,100 of which $2,600 were expensed in the fourth quarter of 1994. Certain of these expenses are not deductible for tax purposes. Similar expenses of approximately $1,000 were incurred in 1993 relating to a possible combination. Additionally, to complete the acquisition, the Company refinanced its long-term debt and incurred a loss on extinguishment of $683 ($1,102 loss less $419 of income taxes or $.03 per share which has been classified as an extraordinary item.)

      Upon consummation of the acquisition the Company was reorganized on a global basis into decentralized business divisions. Each division was required to evaluate its business to determine actions necessary to maximize the division's and the Company's competitive position. As a result, in December 1994 the Board of Directors approved a plan and the Company announced post-combination management actions which included exiting certain businesses and product lines which did not fit into the Company's new strategic direction, severing certain employees employed in the businesses or product lines to be exited or whose positions had become redundant as a result of the acquisition and the sale or exiting of certain support facilities which also became redundant as a result of the acquisition. A summary of the 1994 charges resulting from these actions follows:
Pre-tax
Amount              Description of Action
$3,750              Sever  53  employees primarily in  the  Human
                    Pharmaceuticals   Segment.   All   identified
                    employees were notified in the fourth quarter
                    of  1994. At year end $3,156 was accrued  for
                    severance   to   be   paid   subsequent    to
                    December  31, 1994. In 1995 $2,782 was  paid,
                    the accrual was reduced by $25 and increased for translation by $57. At December 31, 1995 the balance was $406.

$8,800 Exit by sale or closing the U.S. tablet business. Write-off includes intangible assets of $5,800 and plant and equipment of $3,000. No severance for tablet employees was accrued based on management's evaluation of the preferred exit plan (sale). During 1995 the tablet business operated at a reduced level with a negligible impact on operating income. Divestiture negotiations with several potential buyers were not successful. The Company is continuing to attempt an exit via a sale transaction. Should such exit plan fail to be consummated an adjustment for additional future costs could be required if the business is closed.
$5,000 Discontinue manufacturing and marketing of Aquatic Animal Health antibiotics and an oral health care product produced under license. Write off includes $1,600 of tangible assets, primarily machinery and equipment and intangible assets of $3,400.

  $900 Sell unimproved land which was to be the site for manufacturing expansion. This land is no longer needed as a result of the acquisition resulting in a write down to fair market value. In 1995 the land was offered for sale however, no transaction was consummated. The Company believes no additional write down is warranted.

  $600              Close  duplicate sales offices and  eliminate
                      duplicate distributors.

      In addition, the Company made the decision to no longer pursue research and development activities relating to the colonic delivery of drugs and dispose, if possible, of the resultant equity position and certain other rights in the R&D company performing the research. The Company accelerated all contractually required payments of $2,500 in the fourth quarter of 1994.
       The 1994 expenses for transaction costs (excluding the extraordinary item) and the post-combination actions described are included in cost of goods sold ($450) and in selling, general and administrative expenses ($24,200).
      The net after tax effect in 1994 of the transaction costs including the extraordinary item was approximately $3,600 ($.17 per share) and the net after tax effect of the post-combination actions described above was approximately $14,500 ($.67 per share).
      In the third quarter of 1995, the Company announced additional post-combination management actions which continue the process begun in December 1994. The actions occurred in the third and fourth quarters of 1995 and include severance of certain employees company wide, further efforts toward consolidation of operations in the USPD, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD and the sale in September of its minority equity position and certain other product rights in the R&D company.
      The net effect of the additional management actions for the year ended December 31, 1995 was a net reduction of selling, general and administrative expenses of $159 resulting from the income received on the sale of the equity position in the R&D company and certain other product rights ($6,463) net of expenses for the other management actions ($6,304). The expenses of the other management actions were $4,556 for consulting services and $1,748 for severance for 77 employees in the IPD, USPD and AHD ($1,285 severance accrued at year end). The net after tax effect of the 1995 actions was approximately zero.
      In 1996, the IPD has continued to take and consider additional actions which are designed to further strengthen the competitive nature of the division by lowering costs. In the first quarter of 1996, the IPD has severed 30 sales and marketing personnel primarily in the Nordic countries and will incur termination related costs of approximately $1,500. The Company also announced that a preliminary study of production rationalization alternatives between the IPD's Copenhagen, Denmark and Lier, Norway manufacturing facilities has identified potential benefits. Based on these findings, a detailed study is being initiated which is expected to be completed in the second quarter of 1996. The Company expects that the detailed study will result in a formal rationalization proposal which may result in charges for severance, write downs of fixed assets, and other exit costs. Any such plan will require approval by the Board of Directors.
4.   Business and Product Line Acquisitions:
      The following acquisitions were accounted for under the purchase method and the accompanying financial statements reflect results of operations from their respective acquisition dates.
      In August 1995, the Company acquired a company whose principal asset was a NADA for a feed additive used in the treatment and prevention of respiratory diseases in swine. The cost of $3,000 has been allocated to intangible assets ($1,500) and a covenant not to compete ($1,500) and will be amortized over 20 and 5 year periods, respectively.
      In July 1994, the Company acquired the Wade Jones Company ("Wade Jones") headquartered in Lowell, Arkansas. Wade Jones is a major distributor of poultry animal health products and also manufactures and blends certain animal health products.
     The purchase agreement required a purchase price of approximately $8,350. In addition, the agreement provided for contingent payments based on future product approvals. In 1995 a contingent payment of $500 was made based on receipt of a product approval. The excess of purchase price over the underlying estimated fair value of net assets acquired is being amortized over 20 years.
      Had the acquisition of Wade Jones occurred as of January 1, 1994 and 1993 pro forma revenues and net income (loss) would have been as follows (unaudited):
                                           Year Ended
                                          December 31,

                                       1994          1993

Revenues                            $481,525       $427,014
Income (loss) before extraordinary
  item                              $ (1,488)      $ 10,471
Net Income (loss)                   $ (2,168)      $ 10,471

Net Income (loss) per common share

   Primary                              $(.10)         $.49
   Fully diluted                        $(.10)         $.49

      The foregoing pro forma information is presented in response to applicable accounting rules relating to business acquisitions and is not necessarily indicative of results of operations that would have been reported had the acquisition been completed at the beginning of 1994 and 1993.
      On January 1, 1993, A.L. Oslo acquired the outstanding shares (50% ownership) of Norgesplaster A/S which it did not already own from an unrelated third party for $2,100 in cash. Norgesplaster is a Norwegian manufacturer of adhesive bandages, surgical tapes and non medical tapes. The excess of the total cost of the acquisition over the fair value of the net assets aggregated approximately $900 and is being amortized over 20 years.
      In March 1993, the Company's subsidiary, Barre, acquired a pharmaceutical manufacturing facility in Lincolnton, North Carolina ("Lincolnton"), including inventories, approved ANDAs and other related assets for approximately $16,000 including direct costs of acquisition. The purchase price was paid by cash and by issuance of a $5,000 long-term promissory note bearing interest at prime. The facility was designed to manufacture oral liquids and topical ointments and creams. In addition, a multi-year supply agreement was signed which provides for the sale from the USPD of pharmaceutical products to the previous owner of Lincolnton, a major generic drug distributor.
      During  1995 the Company recorded a contingent payment based  on the results of operations required by the purchase agreement of approximately $1,250 for NMC (acquired in 1990). No further contingent payments are required for NMC.
     Contingent payments are included in intangible assets when earned and amortized over their remaining life. The excess of purchase prices over the underlying fair value of net assets acquired for Lincolnton is being amortized on a straight-line basis over 30 years.
5.   Inventories:
     Inventories consist of the following:
                                         December 31,
                                      1995          1994
     Finished product               $ 68,529      $ 60,443
     Work-in-process                  16,697        14,075
     Raw materials                    34,858        31,779
                                    $120,084      $106,297

      At December 31, 1995 and 1994, approximately $50,800 and $47,300 of inventories, respectively, are valued on a LIFO basis. Such amounts are higher/(lower) than the FIFO basis by $(321) in 1995 and $376 in 1994.

6.   Property, Plant and Equipment:

     Property, plant and equipment, at cost, consist of the following:

                                           December 31,
                                       1995         1994

     Land                             $10,040    $  9,279
     Buildings and building
       improvements                    97,649     90,321
     Machinery and equipment          216,728     191,701
     Construction in progress          11,763    12,069
                                      336,180     303,370
     Less, accumulated depreciation   124,004     100,467

                                     $212,176    $202,903

7.   Long-Term Debt:

     Long-term debt consists of the following:

                                          December 31,
                                       1995          1994
     U.S. Dollar Denominated:
      1994 Credit Facility
       Term Loan A - 7.000%         $ 65,000      $ 65,000
       Term Loan B - 7.25%            72,000        72,000
       Revolving Credit - 7.00%       18,000        18,000
      A/S Eksportfinans                9,000
      Lincolnton acquisition note      1,500         3,000
      Industrial Development Revenue
       Bonds:
         Baltimore County, Maryland
          (7.25%)                      6,220         6,700
          (6.875%)                     1,200         1,200
         Lincoln County, NC            6,000         6,000
         Niagara County, NY
        (70% of Prime)                                 100
      Other, U.S.                      1,919         4,809

     Denominated in Other Currencies:
      Mortgage notes payable (NOK)    33,571        32,496
      Bank and agency development
       loans (NOK)                    17,345        16,979
      Lundbeck acquisition note                      6,056
      Other, foreign                     857           984
                                     232,611       233,324
      Less, current maturities        13,160        13,288
                                    $219,451      $220,036



      On September 28, 1994, the Company signed a $185,000 credit agreement ("1994 Credit Facility") with a consortium of banks arranged by the Union Bank of Norway and Den norske Bank A.S. The agreement provided for the refinancing of outstanding indebtedness, the acquisition of A.L. Oslo (including related transaction costs, fees and expenses) and for general corporate purposes.
      The 1994 Credit Facility provided for the loans as follows:

                 Term Loan       Term Loan     Revolving Credit
                    (A)             (B)           Facility

Maximum Amount   $65,000         $72,000          $48,000

Term             7 years         5 years        4 years 3 months

Interest Rate    Eurodollar      Eurodollar     Eurodollar rate
 (Variable)      rate plus       rate plus        plus 1.0% (2)
                 1.25% (1)(2)    1.125%(2)

Amount  of      5%  to  9% of    5% to 10% of   Revolving
  repayment      loan amount     loan amount    100% at
                 per year        per year       maturity
                 commencing in   commencing in  subject to
                 1996 and 30%    1996 and 55%   extension
                 at final        at final
                 maturity        maturity

      (1) The interest rate was fixed at 5.655% plus 1.25% by the use of an interest rate swap through October 1998. (See Note 16.)

       (2) Margin rate, in effect, at next interest fixing date.

      On October 3, 1994, concurrent with the acquisition of A.L. Oslo the Company borrowed $142,000 under the 1994 Credit Facility and subsequently repaid bank term loans of $71,279 and line of credit debt of $30,620. The repayment of the bank term loans resulted in a loss on repayment to $1,102 ($683 net of tax). The loss has been classified as an extraordinary item.
      On December 21, 1995, the Company's Danish subsidiary A/S Dumex borrowed $9,000 from A/S Eksportfinans with credit support provided by Union Bank of Norway and Bikuben Girobank A/S ("Bikuben") to finance an expansion of its Vancomycin manufacturing facility in Copenhagen. The term of the loan is seven years. Repayment will be made in ten semi-annual installments of $900 beginning March 23, 1998 and ending September 22, 2002 Interest for the loan is fixed at 6.59%, including the cost of the credit support provided via guarantee by Union Bank of Norway and Bikuben.
      In connection with the purchase of the Lincolnton facility, the Company issued the former owner a promissory note of $5,000 bearing interest at prime. ($1,500 at 8.75% is outstanding as of December 31, 1995.) Repayment of the balance is required in 1996.
      The Baltimore County Industrial Development Revenue Bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $13,200 collateralize the Baltimore County Industrial Revenue Bonds.
     In August 1994, the Company issued Industrial Development Revenue Bonds for $6,000 in connection with the expansion of the Lincolnton, North Carolina plant. The bonds require monthly interest payments at a floating rate (5.45% at December 31, 1995; 4.11% cumulative weighted average for 1995) approximating the current money market rate on tax exempt bonds and the payment by the Company of annual letter of credit, remarketing, trustee, and rating agency fees of 1.125%. The bonds require a yearly sinking fund redemption of $500 from August 1996 to August 2004 and $300 thereafter through August 2009. Plant and equipment with an approximate net book value of $10,700 serve as collateral for this loan.

      The mortgage notes payable denominated in Norwegian Kroner (NOK) were originally issued in connection with the construction of a pharmaceutical facility in Lier, Norway and are collateralized by this facility (net book value of $39,500 at December 31, 1995) and the Oslo, Norway ("Skoyen") facility. (See Note 12.) The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 1995 and 1994 was 8.8% and 9.6%, respectively. In 1996, debt of approximately $27,000 will be subject to interest rate adjustments based on the then current rates. The tranches are repayable in semiannual installments through 2021. Yearly amounts payable vary between $1,265 and $2,085.

      A.L. Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Such loans are collateralized by the Skoyen property and require yearly payments made semiannually through 1998 of between $772 and $1,866 and a final payment of $12,378 in 1999. The weighted average interest rate of the loans at December 31, 1995 and 1994 was 6.4% and 6.9%, respectively. At December 31, 1995, A.L. Oslo has entered a six month forward rate agreement for approximately $7,900 of such debt at an interest rate of 5.13%. The banks and agencies have the option to extend payment in 1999.

      As of December 31, 1995, A.L. Oslo had approximately $11,000 available in NOK in three year line of credit agreements with two
banks.   The credit lines require certain equity, cash flow and  quick ratios, as defined, be maintained.
     The 1994 Credit Facility has a number of loan covenants, the most restrictive of which is the equity to asset ratio. Certain NOK loans have loan covenants which apply directly to A.L. Oslo.
      Maturities of long-term debt during each of the next five years and thereafter are as follows:
          Year ending December 31,
                    1996            $13,160
                    1997             19,539
                    1998             30,409
                    1999             91,429
                    2000             15,525
                    Thereafter       62,549
                                   $232,611

8.   Short-Term Debt:

     Short-term debt consists of the following:

                                  December 31,
                                1995      1994

               Domestic       $48,240   $42,096
               Foreign         14,456    19,100
                              $62,695   $61,196

      At December 31, 1995, the Company and its domestic subsidiaries have available bank lines of credit totaling $61,250. Borrowings under these lines are made for periods generally less than three months and bear interest from 6.58% to 8.25% at December 31, 1995. At December 31, 1995, the amount of the unused lines totaled $13,010.

      At December 31, 1995, the Company's foreign subsidiaries have available lines of credit with various banks totaling $29,007 ($26,127 in Europe and $2,880 in the Far East). Drawings under these lines are made for periods generally less than three months and bear interest at December 31, 1995 at rates ranging from 5.45% to 6.81%. At December 31, 1995, the amount of the unused lines totaled $14,551 ($12,427 in Europe and $2,124 in the Far East).

      The weighted average interest rate on short-term debt during the years 1995, 1994 and 1993 was 6.6%, 5.9% and 5.7%, respectively.

9.   Income Taxes:

      Domestic and foreign income from continuing operations before income taxes was $17,548 and $12,680, respectively in 1995, $158 and $1,578, respectively in 1994, and $13,348 and $3,750, respectively in 1993. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:

                                    Years Ended December 31,
                                      1995     1994      1993
          Current:
            Federal                $ 6,009   $6,246    $4,104
            Foreign                  3,074    1,389     1,595
            State                    1,274    1,310       777
                                    10,357    8,945     6,476

          Deferred:
            Federal                    (27)  (5,018)      748
            Foreign                    958      142      (397)
            State                      123     (630)      142
                                     1,054   (5,506)      493
               Provision for
               income taxes        $11,411   $3,439    $6,969

A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:

                                    Years Ended December 31,
                                    1995      1994      1993

Provision for income taxes at
  statutory rate                    35.0%     35.0%     35.0%
State income tax, net of federal
  tax benefit                        3.0%     25.5%      3.5%
Higher (lower) taxes on foreign
  earnings, net                     (2.6%)    14.2%     (4.4%)
Tax credits                         (1.3%)    (0.1%)    (0.4%)
Non-deductible costs, principally
  depreciation and amortization
  related to acquired companies      3.9%     78.1%      7.1%
Capitalized combination costs                 49.4%
Other                               ( .2%)    (4.0%)
     Provision for income taxes     37.8%    198.1%     40.8%

     Deferred tax liabilities (assets) are comprised of the following:
                                                Year Ended
                                               December 31,
                                              1995      1994

Accelerated depreciation and amortization
  for income tax purposes                    $24,637   $22,157
Excess of book basis of acquired assets
  over tax bases                               9,308     9,200
Differences between inventory valuation
  methods used for book and tax purposes
  (Denmark)                                    2,887     2,186
Other                                          1,462        40
Gross deferred tax liabilities                38,294    33,583


Accrued liabilities and other reserves        (7,245)   (6,115)
Pension liabilities                           (1,321)   (1,250)
Loss carryforwards                              (988)     (801)
Other                                         (2,666)   (1,035)
Gross deferred tax assets                    (12,220)   (9,201)

Deferred tax assets valuation allowance          988       801

     Net deferred tax liabilities            $27,062   $25,183

     As of December 31, 1995, the Company has state loss carryforwards of approximately $10,976, which are available to offset future taxable income. These carryforwards will expire between the years 1999 and 2002. Accordingly, the Company has recognized a deferred tax asset relating to these carryforwards. Based on analysis of current information, the Company has established a valuation allowance for the entire amount of these carryforwards.

      Danish tax law prior to 1991 allowed the Company's Danish subsidiaries to appropriate an investment fund of up to 25% of annual taxable income adjusted for certain items. The appropriation is tax deductible in the year it was made. Fifty percent of the amount appropriated must be deposited in an interest-yielding blocked bank account. Blocked funds are released with the acquisition of the qualifying property and equipment. Included in "other assets and deferred charges" as of December 31, 1995 and 1994 is $1,181 and $1,481, respectively, of such blocked funds.
10.  Pension Plans:
Domestic:
      Prior to July 1, 1994, the Company maintained two qualified noncontributory, defined benefit pension plans ("A.L. Plan" and "Subsidiary Plan") covering the majority of its domestic employees. Effective July 1, 1994, the Company amended the A.L. Plan to include certain subsidiary employees and merged the Subsidiary Plan into the A.L. Plan. The benefits are based on years of service and the employee's compensation during the last five years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. During 1995 the Company consolidated its Plan assets under a single custodian and a single investment manager. Plan assets are invested in equities, government securities and bonds.
      Net pension cost for 1995, 1994 and 1993 included the following components:

                                Years Ended December 31,
                                 1995     1994     1993
Service cost                   $1,049    $1,047   $  939
Interest cost                     874      856      693
Actual return on plan assets   (1,434)      105     (375)
Net amortization and deferral     957      (502)     106
                               $1,446    $1,506   $1,363
      The following tables set forth the plan's funded status as of December 31, 1995 and 1994:
                                           Accumulated
                                         Benefits Exceed
                                             Assets
                                       1995          1994

Accumulated benefit obligation:
     Vested                          $ 7,549       $ 5,388
     Nonvested                         1,196           770
                                     $ 8,745       $ 6,158

Projected benefit obligation         $12,827       $ 8,767
Fair value of plan assets             (9,972)       (5,658)
Unrecognized net loss                 (4,014)       (2,705)
Unrecognized prior service cost        1,439         1,540
Unrecognized net transition
  obligation                            (244)         (274)

 Accrued pension costs               $    36       $ 1,670

The assumptions used were as follows:

                                   1995      1994      1993

Weighted average discount rate    7.25%      8.5%      7.25%

Rate of increase in compensation
  rate                             4.0%      5.0%      5.0%
Expected long-term rate of return
  on plan assets                   8.0%      8.0%      8.0%

      In 1993, the Company incurred a settlement loss of $322 as a result of a number of retirees accepting lump sum settlements in lieu of receiving pension benefits.
      In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to a few highly compensated employees. For 1995 and 1994 such pension expense was approximately $65 and $60 and the year end accrual was $180 and $115. Prior year expenses and accruals were not material.

      The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 10%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were
approximately  $1,200,  $700  and  $500  in  1995,  1994   and   1993,
respectively.

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

Net pension cost for 1995, 1994 and 1993 included the following components:

                                   1995      1994    1993
Service cost                      $  954   $1,009   $  729
Interest cost                        993      766      895
Actual return on plan assets        (456)    (340)     (12)
Net amortization and deferral        (66)    (178)    (478)
                                  $1,425   $1,257   $1,134

The following tables set forth the plans' funded status as of December 31, 1995 and 1994:


                           Assets Exceed      Accumulated
                            Accumulated         Benefits
                              Benefits       Exceed Assets
                          1995      1994     1995     1994
Accumulated benefit
  obligation:
    Vested              $ 9,195   $ 7,337  $ 1,376  $ 1,455
    Nonvested               140       418    ______   ______
                        $ 9,335   $ 7,755   $ 1,376 $ 1,455

Projected benefit
  obligation            $14,468   $12,041   $ 1,422 $ 1,503
Fair value of plan
  assets               (10,298)   (8,978)
Unrecognized net gain
  (loss)                  1,893     2,082      (40)     (7)
Unrecognized prior
  service cost            (868)     (856)     (426)    (459)
Unrecognized net
  transition obligation (1,398)   (1,409)      (33)     (36)
Additional minimum
  liability              ______             454          454

Accrued pension costs   $ 3,797   $ 2,880   $ 1,377  $ 1,455

The assumptions used were as follows:

                                   1995      1994      1993

Weighted average discount rate     7.0%      7.0%      7.0%

Rate of increase in compensation
  rate                             3.5%      3.5%      3.5%

Expected long-term rate of return
  on plan assets                   7.0%      7.0%      7.0%

       The Company's Danish subsidiary, Dumex, has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,400, $1,900 and $1,800 in 1995, 1994 and 1993, respectively.

11.  Postretirement Benefits:

      The Company has an unfunded postretirement medical and nominal life insurance plan covering certain domestic employees included in the A.L. Plan as of January 1, 1993. The plan will not be extended to any additional employees. Retired employees are required to contribute for coverage as if they were active employees.

  The Company adopted SFAS 106 on January 1, 1993 and elected to recognize the change on a delayed recognition basis. Accordingly, the transition obligation of $1,079 will be amortized over twenty years. The discount rate used in determining the 1995, 1994 and 1993 expense was 8.5%, 7.25%, and 8.0%, respectively. The discount rate used in determining the accumulated post retirement obligation as of December 31, 1995 and 1994 was 7.25% and 8.5%, respectively. The health care cost trend rate was 8.0% declining to 5.0% over a ten year period, remaining level thereafter.

      The unfunded plan is recognized at December 31, 1995 and 1994 as follows:
                                                1995     1994
Accumulated postretirement benefit obligation
  Retirees                                     $ 579    $   277
  Fully eligible active participants             191        180
  Other active participants                    1,276        819
                                               2,046      1,276
Unrecognized estimated net (loss) gain         (500)       102
Unrecognized transition obligation             (917)      (971)

  Accrued postretirement benefit cost         $  629     $  407
      The net periodic postretirement benefit cost included the following components.
                                         1995    1994   1993

          Service cost                  $ 101    $102   $ 94
          Interest cost                   127      97     85
          Amortization of
            transition obligation          54      54     54
                                         $282    $253   $233

12.  Transactions With A. L. Industrier:

                                  Years Ended December 31,
                                   1995      1994     1993

Sales to and commissions received
  from A.L. Industrier            $3,353   $2,805    $2,855

Compensation received for
  management services rendered to
  A.L. Industrier                 $  630   $  854    $  876

Inventory purchased from and
  commissions paid to A.L.
  Industrier                      $  214   $  291    $  580

Net interest received from A.L.
  Industrier                         -     $  401    $  850

      As of December 31, 1995 and 1994 there was a net current receivable of $702 and $673, respectively, from A.L. Industrier.

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

      In addition, in connection with the agreement to purchase A.L. Oslo, A.L. Industrier retained the ownership of the Skoyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The agreement also permits the Company to use the Skoyen facility as collateral on existing debt for five years. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20 year term and is renewable at the then fair rental value at the option of the Company for four consecutive five year terms.

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

      In connection with a 1991 product line acquisition, the Company entered into a ten-year manufacturing agreement which requires the Company to purchase a yearly minimum quantity of feed additives on a cost-plus basis. If the minimum quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. The current cost of the yearly minimum quantity is approximately $7,000 and the fixed cost portion is approximately 20%. For 1995 and prior years, the Company has purchased in excess of the minimum quantities.
      As part of an exclusive distributorship agreement the Company is required to purchase minimum quantities of certain poultry products (approximately $10,000 per year) through 1998. Should the Company not purchase the minimum quantities for reasons other than a substantial disruption of the market it could be required to pay for the
difference  between  the  minimum  quantity  and  the  actual   amount
purchased.
14. Leases:
     Rental expense under operating leases for 1995, 1994 and 1993 was $5,574, $5,313 and $5,099, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:
     Year Ending December 31,
                       1996       $ 4,900
                       1997         4,200
                       1998         3,600
                       1999         3,000
                       2000         2,500
                       Thereafter   8,900
                                  $27,100

15.  Stockholders' Equity:

      The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 1995) are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

      In connection with the acquisition of A.L. Oslo the Company issued warrants to purchase 3,600,000 shares of Class A Common stock for $21.945 per share through January 3, 1999. Warrants to purchase 2,450,246 shares became exercisable in October 1995 with the balance to become exercisable in October 1997. (See Note 3.)

      The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 40,000,000; and the number of authorized shares of Class B Common Stock is 15,000,000.
16.  Derivatives and Fair Value of Financial Instruments:

      The Company currently uses the following derivative financial instruments for purposes other than trading.

Derivative             Use              Purpose
Forward foreign        Occasional       Entered into selectively
exchange contracts                      to sell or buy cash flows
                                        in non-functional
                                        currencies.
Interest rate          Occasional       Entered into selectively
agreements                              to fix interest rate for
                                        specified periods on
                                        variable rate long-term
                                        debt.

       At   December  31,  1995  and  1994,  the  Company's   European
subsidiaries had foreign currency contracts outstanding with a notional amount of approximately $8,000 and $19,000, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire by March 15, 1996.

     In November 1995, the Company entered into two interest rate swap agreements with two members of the consortium of banks which are parties to the 1994 Credit Facility to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The swap agreements fix the interest rate at 5.655% plus 1.25% for term loan A ($65,000 at December 31, 1995) through October 1998. (See Note 7.) In addition, A.L. Oslo has a forward rate agreement which fixes the interest rate on a 50,000,000 NOK tranche ($7,900) for a six month period in 1996 at 5.13%.

      Counterparties  to  derivative agreements  are  major  financial
institutions.   Management  believes  the  risk  of  incurring  losses
related to credit risk is remote.

      The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently.

17.  Stock Options and Employee Stock Purchase Plan:

      Under the Company's 1983 Incentive Stock Option Plan, as amended (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. In June 1995 the Company's stockholders approved an increase, from 1,650,000 to 2,500,000, in the maximum number of shares available for grant. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. This right must be exercised at the same time the stock option is exercised and is limited to one half of the total number of shares being exercised. Included in options outstanding at December 31, 1995 are options to purchase 1,875 shares with cash appreciation rights, all of which are exercisable. If an option holder ceases to be an employee of the
Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 1995 and 1994, options for 881,748 and 299,373 shares, respectively, were available for future grant. The table below summarizes the activity of the Plan:

                               Shares         Option       Shares
                               Outstanding    Price        Exercisable

Balance at December 31, 1992    444,461  $ 4.58  - $19.50   195,555
 Granted in 1993                122,500  $21.38  - $27.13
 Canceled in 1993               (20,187) $15.00  - $22.13
 Exercised in 1993              (56,874) $ 4.58  - $16.62

Balance at December 31, 1993    489,900  $ 4.58  - $27.13   226,155
  Granted in 1994               207,000  $13.50  - $16.87
  Canceled in 1994              (23,625) $ 8.75  - $23.13
  Exercised in 1994             ( 1,700) $ 8.75  - $ 8.75
Balance at December 31, 1994    671,575  $ 4.58  - $27.13   319,703
  Granted in 1995               308,500  $18.38  - $18.75
  Canceled in 1995              (40,875) $13.50  - $26.25
  Exercised in 1995             (42,425) $ 6.58  - $22.13

Balance at December 31, 1995    896,775                     383,278
      The Company implemented an Employee Stock Purchase Plan on January 1, 1991. Eligible employees of the Company and its domestic subsidiaries may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 25% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $155, $156 and $140 in 1995, 1994 and 1993, respectively.

18.  Supplemental Data:
                                       Years Ended December 31,
                                     1995      1994      1993
   Allowance for doubtful accounts
    receivable at year end         $ 5,751   $ 4,897   $ 2,983
   Research and development
    expense                         32,815    32,497*   24,032
   Depreciation expense             22,085    18,342    16,096
   Amortization expense              8,937     8,431     7,746
   Interest cost incurred           22,311    16,077    15,258
   Other income (expense) net:
     Interest income                   711     1,432     1,915
     Foreign exchange gains
       (losses), net                  (854)      (34)      163
     Other, net                       (117)     (285)     (198)
                                   $  (260)  $ 1,113   $ 1,880

      * Includes $2,500 for contractually required payments for Research and Development paid on an accelerated basis in December 1994. (See Note 3.)

   Supplemental cash flow information:

   Cash paid for interest
    (net of amount capitalized)    $19,812   $15,687   $15,025
   Cash paid for income taxes        8,223     9,228     8,848

   Supplemental schedule of
     noncash investing and
     financing activities:

   Warrants issued                           $ 6,552

   Fair value of assets acquired   $ 3,500   $19,437   $36,461
   Cash paid                         3,500    13,733    17,280
   Liabilities assumed             $     0   $ 5,704   $19,181

19.    Information   Concerning  Business  Segments   and   Geographic
Operations:

      The Company currently conducts its business operations in two business segments: (1) Human Pharmaceuticals and (2) Animal Health. The Human Pharmaceuticals business includes the USPD, IPD and FCD. The Animal Health business consists of the AHD and AAHD. The Company's operations outside the United States are conducted primarily in Europe by the Company's manufacturing subsidiaries in Norway and Denmark.

                                                 Depre-
                                                 ciation
                                                  and
                                         Identi-  Amorti-   Capital
                    Total    Operating   fiable   zation    Expendi-
   1995            Revenue    Income(1)  Assets   Expense    tures
Business segments:
 Human
  Pharmaceuticals   $358,392  $26,115   $476,738  $23,375   $15,708
 Animal Health       163,322   30,839    140,860    7,406     8,720
 Unallocated             407   (4,445)    17,255      241       408
 Eliminations         (1,239)     (28)   _______   ______    ______
                   $520,882  $52,481   $634,853  $31,022   $24,836
Geographic:

 United States      $328,491  $32,799   $376,134
  Europe and Other    219,970   20,327    260,510
 Eliminations        (27,579)    (645)    (1,791)
                    $520,882  $52,481   $634,853

   1994
Business segments:
 Human
  Pharmaceuticals   $329,113  $(3,850)  $454,685  $20,900   $25,201
 Animal Health       141,077   28,532    122,804    5,657    18,134
 Unallocated             615   (8,708)    14,829      216       991
 Eliminations         (1,542)       4
                   $469,263  $15,978   $592,318  $26,773   $44,326
Geographic:
 United States      $303,270  $ 6,774   $362,359
  Europe and Other    179,714    9,180    230,722
 Eliminations        (13,721)      24       (763)
                   $469,263  $15,978   $592,318

  1993
Business segments:
Human
 Pharmaceuticals    $284,739  $ 8,564   $428,372  $18,780   $16,630
Animal Health        118,733   28,848     86,244    4,891     7,144
Unallocated              470   (7,253)    13,001      171       270
Eliminations          (1,267)      55                        ______
                   $402,675  $30,214   $527,617  $23,842   $24,044
Geographic:
United States       $249,301  $17,404   $319,854
Europe and Other     164,075   12,853    208,618
Eliminations         (10,701)     (43)      (855)
                   $402,675  $30,214   $527,617

1. 1994 operating income includes charges for post-combination actions related to the acquisition of A.L. Oslo and transaction expenses. 1995 operating income includes (income) and charges for additional management actions. The segments are impacted as follows:
                                         1995            1994
         Human Pharmaceuticals          $(639)         $19,000
         Animal Health                    480            1,950
         Unallocated                        -            3,700
                                        $(159)         $24,650

20.  Selected Quarterly Financial Data (unaudited):


                                        Quarter

                                                                        Total
1995                         First      Second    Third       Fourth    Year

Total   revenue             $126,080   $123,817   $132,375  $138,610  $520,882

Gross   profit                52,669     52,424     52,123   61,539   $218,755

Net   income(a)                3,925      3,054      6,169    5,669     18,817

Earnings per common share:
   Primary                       .18        .14        .28      .26        .86
  Net income

 Fully diluted
    Net  income(b)               .18        .14        .28      .25       .84

1994

Total   revenue             $107,380   $110,958   $117,438  $133,487   $469,263

Gross   profit                45,230     45,504     48,261    54,725   193,720

Income loss before
   extraordinary  item         3,551      2,807      4,005    (12,066)  (1,703)

Net  income  (loss)(c)      $  3,551  $   2,807   $   4,005  $(12,749) $(2,386)


Earnings per common share:
 Primary
  Income (loss) before
     extraordinary item   $    .16  $    .13  $    .19  $   (.56)    $(.08)
   Net income (loss)      $    .16  $    .13  $    .19  $   (.59)    $(.11)

 Fully diluted
  Income (loss) before
     extraordinary item   $    .16  $    .13  $    .19  $   (.56)    $(.08)
   Net income (loss)      $    .16  $    .13  $    .19     $(.59)    $ (.11)

(a) The   third   quarter   of  1995  includes   post-combination
    management actions which increased net income by $1,754 ($.08 per share). Actions included pre-tax income from the sale of an equity interest in an R&D company $6,463 less pre-tax expenses of $3,634 for severance and substantial consulting expenses.
    The   fourth   quarter  of  1995  includes   post-combination
    management  actions which reduced net income by $1,776  ($.08 per share). Actions included pre-tax expenses of $2,670 for severance and consulting. (See Note 3.)
(b) The sum of the fully diluted earnings per share for the four quarters in 1995 does not equal the total for the year due to the  dilutive effect of the Company's warrants  on  the  full year computation.
(c) The  fourth quarter 1994 reflects an extraordinary  item  for the  write  off of deferred loan costs of $683, net  of  tax,
    related  to  the  early extinguishment of debt.   The  fourth
    quarter  also  includes  expenses for transaction  costs  and
    related   charges  for  post-combination  actions  taken   by
    management.   Such  expenses reduced net  income  by  $17,025
    ($.79 per share).  (See Note 3.)

                         ALPHARMA INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            (In thousands of dollars)


Column A                       Column B           Column C            Column D       Column E
                                                  Additions
                               Balance at    Charged (Credited) to                   Balance
                               Beginning     Costs and    Other                      At End
Description                    of Period     Expenses     Accounts    Deductions     of Period


Reserve for doubtful accounts:

Year ended December 31,
           1995                $ 4,897         $2,166      ($195) *   ($1,117)**    $5,751

           1994                $ 2,983         $1,861      $ 261  *   ($   208)**   $4,897

           1993                $ 2,965         $  502     ($ 148) *   ($   336)**   $2,983




  * Includes $65 in 1993, related to business acquisitions and $283, ($152) and ($150) in 1995, 1994 and 1993, respectively, related to foreign currency translation adjustments. Includes ($480) and ($61) of cash collected in 1995 and 1993, respectively, on previously written off accounts.

 **     Accounts written off to reserve.