Form 10-Q
period 1996-03-31
ALPHARMA INC
filed 1996-05-13
CIK 730469

Page 5 of 15


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
March 31, 1996

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1996:

     Class A Common Stock, $.20 par value -- 13,475,713 shares;
     Class B Common Stock, $.20 par value --  8,226,562 shares.


                          ALPHARMA INC.

                              INDEX



                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements


     Consolidated Condensed Balance Sheet as of
     March 31, 1996 and December 31, 1995                  3

     Consolidated Statement of Income for the
     Three Months Ended March 31, 1996 and 1995            4

     Consolidated Condensed Statement of Cash
     Flows for the Three Months Ended March 31,
     1996 and 1995                                         5

     Notes to Consolidated Condensed Financial
     Statements                                           6-8


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   9-13



PART II.  OTHER INFORMATION

   Item 6.  Exhibits and reports on Form 8-K

     Signatures                                                14


     Exhibit 11 - Computation of Earnings
                   per Common Share                            15
                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)

                                               March 31,
                                                 1996      December  31,
                                             (Unaudited)       1995
ASSETS
Current assets:
  Cash and cash equivalents                  $  7,319        $ 18,351
  Accounts receivable, net                    115,855        132,161
  Inventories                                 122,599         120,084
  Other                                        12,172          12,290
     Total current assets                     257,945         282,886

Property, plant and equipment, net            210,893         212,176
Intangible assets                             125,787         128,186
Other assets and deferred charges              10,140          11,605
          Total assets                       $604,765        $634,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt        $ 13,097         $ 13,160
  Short-term debt                              49,295          62,695
  Accounts payable and accrued liabilities     72,166          86,778
  Accrued and deferred income taxes             4,954           6,650
     Total current liabilities                139,512         169,283

Long-term debt                                218,182        219,451
Deferred income taxes                          30,708         30,961
Other non-current liabilities                   9,427           9,968

Stockholders' equity:
  Class A Common Stock                          2,748           2,740
  Class B Common Stock                          1,646          1,646
  Additional paid-in-capital                  120,882        120,357
  Foreign currency translation
    adjustment                                 13,314         15,884
  Retained earnings                            74,177          70,385
  Treasury stock, at cost                     (5,831)         (5,822)
     Total stockholders' equity               206,936        205,190

          Total liabilities and
           stockholders' equity              $604,765       $634,853

               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)
                  (In thousands, except per share data)


                                                Three Months Ended
                                                     March 31,
                                                  1996        1995

     Total revenue                              $127,810  $126,080
        Cost of sales                             73,291   73,411
     Gross profit                                 54,519      52,669

        Selling, general and
          administrative expenses                 41,944      39,884

     Operating income                             12,575      12,785

        Interest expense                         (5,046)     (5,570)
        Other, net                                   176       (802)

     Income before provision for income taxes      7,705       6,413

        Provision for income taxes                 2,928       2,488

     Net income                                  $ 4,777     $ 3,925

     Average common shares outstanding:
       Primary                                    22,405      21,705
       Fully diluted                              22,405      21,869

     Earnings per common share:
       Primary                                   $   .21     $   .18

       Fully Diluted                             $   .21     $   .18

     Dividend per common share                   $  .045     $  .045



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)

                                                        Three
                                                      Months Ended
                                                        March 31,
                                                     1996         1995
Operating Activities:
  Net income                                       $ 4,777       $ 3,925
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                        7,937    7,438
  Changes in assets and liabilities,
   net of effects from business
   acquisition:
       Decrease in accounts receivable                15,179    15,234
       (Increase) in inventory                        (3,516)   (7,688)
       (Decrease) in accounts payable
         and accrued expenses                        (13,835)     (9,828)
       Other                                            (233)     1,551
       Net cash provided by
         operating activities                          10,309    10,632

Investing Activities:
  Capital expenditures                                (6,643)    (5,541)
  Net cash used in investing
    activities                                        (6,643)    (5,541)

Financing Activities:
  Dividends paid                                        (985)    (975)
  Net borrowings under lines of credit               (13,021)    (7,009)
  Reduction of long-term debt                           (350)    (6,991)
       Other, net                                       (240)      1,022
  Net cash used in
    financing activities                             (14,596)    (13,953)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                             (287)    1,138
  Income tax effect of exchange rate
    changes on intercompany advances                     185      (817)
     Net cash flows from exchange
            rate changes                                (102)       321

Increase (Decrease) in Cash                          (11,032)    (8,541)

Cash and cash equivalents at
  beginning of year                                   18,351     15,512
Cash and cash equivalents at
  end of period                                      $ 7,319    $ 6,971

           The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in
conjunction   with   the   consolidated   financial   statements    of
ALPHARMA INC. and Subsidiaries included in the Company's 1995 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   March 31,    December 31,
                                     1996          1995

     Finished product             $ 68,851      $ 68,529
     Work-in-process                14,740        16,697
     Raw materials                  39,008        34,858
                                  $122,599      $120,084

3.   Supplemental Cash Flow Information:

                                   March 31,     March 31,
                                     1996          1995

     Cash paid for interest       $5,415          $5,259
     Cash paid for taxes           $3,870         $1,234

4.   Post-Combination Management Actions

       The   Company  continues  to  consider  opportunities  to  take
actions which will improve its long term profitability.

      In 1996, the International Pharmaceuticals Division ("IPD") has taken and is considering additional actions which are
designed  to  further  strengthen  the  competitive  nature   of   the
division by lowering costs. In the first quarter of 1996, the IPD severed approximately 30 sales, marketing and other personnel based primarily in the Nordic countries and incurred termination related costs of approximately $1,900. The termination costs are included in operating expenses. In March 1996, the Company announced that a preliminary study of production rationalization alternatives between the IPD's Copenhagen, Denmark and Lier,
Norway manufacturing facilities identified potential benefits. Based on these findings, a detailed study is expected to be completed in the second quarter of 1996. The Company expects that the detailed study will result in a formal rationalization proposal which could result in charges for severance, write downs of fixed assets, and other exit costs.

      In addition in March 1996, the Company announced that the U.S. Pharmaceuticals Division ("USPD") was studying the feasibility of accelerating the consolidation of manufacturing operations within the USPD. The acceleration plan, which will benefit future operations, could result in additional charges for personnel actions, write downs of fixed assets and other costs.

      Both the IPD and USPD plans for management actions will require approval by the Board of Directors.

5.   Recently Adopted Accounting Standards

       Effective January 1, 1996, the Company formally adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

       The standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the Company.

      Effective January 1, 1996, the Company formally adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for or disclosing stock-based compensation plans. The Company will adopt this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method in the year-end 1996 financial statements, as required. As a result, the adoption of this standard will not have any impact on reported results of operations and financial position.


Item   2.   Management's   Discussion  and   Analysis   of   Financial
Condition and Results of Operations

Results of Operations - Three Months Ended March 31, 1996

      Total revenue increased $1.7 million (1.4%) in the three months ended March 31, 1996 compared to 1995. Operating income in 1996 was $12.6 million, a decrease of $.2 million, compared to 1995. Net income was $4.8 million ($.21 per share fully diluted) compared to $3.9 million ($.18 per share fully diluted) in 1995. Net income in 1996 is reduced by approximately $1.2 million ($.05 per share) for severance for approximately 30 people incurred in the 1st quarter related to the reorganization of the International Pharmaceutical Division ("IPD") sales and marketing function in the Nordic countries.

      Revenues increased marginally in both the business segments in which the company operates, Human Pharmaceuticals and Animal Health.

       Within the Animal Health Segment, Animal Health division revenues increased due to higher sales volume of BMDr and other feed additives offset by some price erosion. Aquatic Animal Health division revenues were lower due to increased competition in the Norwegian fish vaccine market.

       Revenues in the Human Pharmaceutical Segment were higher primarily due to increased volume in Scandinavian markets and to a lesser extent increased prices achieved by the IPD offset by lower revenues in the U.S. Pharmaceutical division ("USPD") and the Fine Chemicals Division ("FCD"). USPD revenues declined due to volume and price reductions in the base product line(principally cough and cold products), partially offset by increased sales of products introduced in 1994 and 1995 including Clobetasol cream and ointment, Betamethasone Diproprionate Ointment USP (Augmented), Albuterol Inhalation Solution and Albuterol Sulfate Syrup.

      On a consolidated basis, gross profit increased $1.9 million and the gross margin percent increased marginally to 42.7 % in 1996 compared to 41.8 % in 1995.

       The  increase  resulted  primarily  from  increased  sales  and
margin  achieved  by  the  IPD  in  the  first  quarter.   IPD   gross
margins are higher than the company average and the increase in sales has the effect of increasing the overall margin.

      Operating expenses on a consolidated basis increased $2.1 million or 5.2% compared to a 1.4% revenue increase. Included in operating expenses are charges for severance of $1.9 million relating to the reorganization of the sales and marketing function for IPD in the Nordic countries. Without the charges for severance, expenses were essentially the same as the prior year. The lack of growth reflects an emphasis on cost control, a reduction of expenses resulting from prior year management actions which reduced payroll and generally flat selling and marketing expenses which vary directly with sales (i.e. sales were generally flat). In future quarters, the company expects operating expenses to increase in line with sales increases and the commencement of R & D and other projects.

       Operating income as reported declined $.2 million as a result of increased gross profit in dollars and percent being offset by charges for severance incurred in the first quarter. Operating income in 1996 increased $1.7 million, if compared to 1995 without the severance charges.

      Interest expense decreased $.5 million due to decreased debt levels resulting from scheduled repayments in 1995 and generally lower interest rates in 1996.

      Other,  net  in  1996  was $.2 million income  compared  to  $.8
million  loss  in  1995.   Results  for  the  first  quarter  of  1995
include foreign exchange transaction losses of approximately $1.1 million resulting from the translation of non-functional currency receivables net of non-functional currency payables and forward foreign exchange contracts. The losses were recorded by the Company's subsidiaries in Norway and Denmark and primarily relate to sales denominated in currencies (i.e. U.S. Dollar, Swedish Kroner, British Pound and Portuguese Escudo) which depreciated significantly in the first quarter of 1995 compared to the NOK and DKK. Foreign exchange transaction losses in 1996 were approximately $.1 million.

      As a result of the lower interest expense in 1996 and the positive change in foreign exchange losses between the years, pretax income as reported increased $1.3 million. The estimated effective tax rate used to calculate the provision for taxes in both periods was approximately the same, and accordingly, net income is approximately $.9 million higher in 1996.
Post-Combination Management Actions

       In 1994 and 1995 the Company announced a number of management actions which included staff reductions, certain product line and facility rationalizations, the sale of an equity interest in a R & D company, and the utilization of significant consulting resources by the IPD.

      Certain  of  the  announced  management  actions  are  still  in process and have affected the first quarter of 1996 and will affect future quarters in 1996 and 1997. The management actions in process and their current and potential impact are as follows:

   1. In the first quarter of 1996 the IPD reorganized its sales and marketing organization in the Nordic countries and severed approximately 30 personnel at a cost of $1.9 million. The IPD estimates the annual expense reduction by 1997 from this action at over $1.0 million.

   2. In the first quarter, the Company announced that a preliminary study of production rationalization alternatives between the IPD's Copenhagen, Denmark and Lier, Norway manufacturing facilities had identified potential benefits. Based on these findings, a detailed study was initiated which is expected to be completed in the second quarter of 1996. The Company expects that the detailed study will result in a formal rationalization proposal which may result in charges for severance, write downs of fixed assets, and other exit costs. Any such plan will require approval by the Board of Directors.

   3. In 1995 the Company announced a plan by USPD to move all suppositories and cream and ointment production from two present locations (one in New York and the other in New Jersey) to the Lincolnton, N.C. location. The transfer of prescription products requires the Company to obtain the approval of the FDA for each product transferred. The entire approval process was expected to take from 18 to 24 months. The process, however, may take longer due to the time necessary to obtain the required FDA approval which cannot be predicted with certainty by the Company. Because of the time factor involved in achieving the transfer, the Company has instituted a retention/severance program which assures each employee of the New York facility a payment if the employee remains employed until terminated by the Company. The Company is accruing the estimated retention payment over the period which employees are expected to be employed. The company has recently begun considering alternative plans to accelerate the closing of the New York facility by increasing current production and inventory levels to bridge the period between closing and the expected receipt of approvals. The alternative plan should lower future costs but will require an increase and acceleration in the retention and severance payments, require the write off of certain machinery and equipment and the accrual of exit costs for a non-cancelable lease and other commitments. Any plan change and the resultant charges will require approval by its Board of Directors.

   4. As part of the post-combination management actions in 1994 the Company provided for the exiting of the U.S. tablet business by the most probable exit plan (i.e. sale). However, if such exit by sale should fail to be consummated, an adjustment for additional future costs (including severance for tablet business employees and other exit costs) could be required. The Company was not successful in selling the tablet business in 1995 although extensive negotiations were held with prospective buyers. Efforts to sell the tablet business are continuing in 1996. The Company expects a final decision on the U.S. Tablet business will be reached in the second quarter of 1996.

   5. The Company believes the dynamic nature of its business will require it to continue to study opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, similar management actions or changes to announced management actions may be required in the future.


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

     European Operations

       The   fluctuations  of  European  currencies  have   and   will
  continue   to   impact  the  Company's  European  operations   which
  comprised approximately 40% of revenues in the year ended December 31, 1995. In addition, many European governments have enacted or are in the process of enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or not allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations or future governmental pricing actions or their impact on the Company's results.

  Financial Condition

         Working capital at March 31, 1996 was $118.4 million compared to $113.6 million at December 31, 1995. The current ratio was 1.85 to 1 at March 31, 1996 compared to 1.67 to 1 at year end. Long-term debt to stockholders' equity was 1.05:1 at March 31, 1996 compared to 1.07:1 at December 31, 1995.



                  PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       10. Employment agreement dated February 26, 1996 between the Company and Phil Corke.

       11. Computation of Earnings per Common Share for the three months ended March 31, 1996 and 1995.

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed during the three months ended March 31, 1996.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALPHARMA INC.
                              (Registrant)









Date:  May 13, 1996           /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer

                                                       Exhibit 11

                         ALPHARMA INC.
            Computation of Earnings per Common Share
                   Primary and Fully Diluted
       (Dollars in thousands, except for per share data)

                                                  Three Months Ended
                                                      March 31,
                                                  1996         1995
Computation for Statement of Income

  Primary earnings per share:

  Net income                                $     4,777   $     3,925

    Average common shares outstanding        21,686,000    21,606,000

  Additions:
     Dilutive effect of outstanding
 warrants determined by treasury
 stock method                                   532,000
     Dilutive effect of outstanding
      options determined by treasury
      stock method                              187,248        98,821

                                             22,405,248    21,704,821

Earnings per common share - Primary               $0.21         $0.18

  Fully diluted earnings per share:

      Net income                            $     4,777   $     3,925

   Average  common shares outstanding        21,686,000    21,606,000
  Additions:
     Dilutive effect of outstanding
 warrants determined by treasury
 stock method                                   532,000       146,000
     Dilutive effect of outstanding
      options determined by treasury
      stock method                              187,248       117,493
                                             22,405,248    21,869,493

  Earnings per common share - Fully diluted       $0.21         $0.18