Form 10-Q
period 1996-06-30
ALPHARMA INC
filed 1996-08-09
CIK 730469

Page 5 of 23

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
June 30, 1996

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1995:

    Class A Common Stock, $.20 par value -- 13,498,948 shares;
    Class B Common Stock, $.20 par value --  8,226,562 shares.

                          ALPHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
         June  30,  1996  and  December  31, 1995          3

     Consolidated Statement of Operations for the
     Three and Six Months Ended June 30, 1996
     and 1995                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Six Months Ended June 30,
     1996 and 1995                                         5

     Notes to Consolidated Condensed Financial
     Statements                                           6-9


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   10-18

PART II.  OTHER INFORMATION

   Item 2.       Changes in the Rights of the Company's
                 Securities  Holders                      19

   Item 4.  Submission of Matters to a Vote
            of Security Holders                            19

   Item 6.  Exhibits  and  reports  on  Form   8-K         20

   Signatures                                              21

     Exhibit 11 - Computation of Earnings
                   per Common Share                      22-23
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)

                                            June 30,
                                              1996    December 31,
                                          (Unaudited)     1995
ASSETS
Current assets:
  Cash and cash equivalents               $ 11,280    $ 18,351
  Accounts receivable, net                 115,364     132,161
  Inventories                              124,162       120,084
  Other                                     13,438      12,290
     Total current assets                  264,244       282,886

Property, plant and equipment, net         206,459     212,176
Intangible assets                          123,583       128,186
Other assets and deferred charges            9,792      11,605
          Total assets                    $604,078     $634,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $ 19,658     $ 13,160
  Short-term debt                           60,169       62,695
  Accounts payable and accrued liabilities  73,723      86,778
  Accrued and deferred income taxes          1,299       6,650
     Total current liabilities             154,849     169,283

Long-term debt                             211,075      219,451
Deferred income taxes                       29,124       30,961
Other non-current liabilities                9,656       9,968

Stockholders' equity:
   Class A Common Stock                      2,752       2,740
   Class B Common Stock                      1,646       1,646
   Additional paid-in-capital              121,280     120,357
   Foreign currency translation
     adjustment                             10,832      15,884
   Retained earnings                        68,695      70,385
   Treasury stock, at cost                 (5,831)      (5,522)
     Total stockholders' equity            199,374     205,190

          Total liabilities and
           stockholders' equity           $604,078    $634,853

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)

                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                                1996       1995        1996       1995

Total revenue               $121,219    $123,817     $249,029   $249,897

   Cost of sales               71,462     71,393      144,753    144,804

Gross profit                  49,757      52,424      104,276    105,093

   Selling, general and
     administrative expenses  52,180    41,986         94,124     81,870

Operating income (loss)      (2,423)      10,438       10,152     23,223

   Interest expense          (4,964)     (5,689)     (10,010) (11,259)
   Other income (expense),
      net                        128         221          304      (581)

Income(loss)before provision
 for income taxes            (7,259)       4,970          446     11,383

   Provision for income taxes (2,757)      1,916          171      4,404

Net income (loss)          $ (4,502)     $ 3,054     $    275   $  6,979
Average common shares
 outstanding:
  Primary                     22,045      21,746       22,232   21,721
  Fully diluted               22,045      21,746       22,232     21,721

Earnings(loss)per common share:

  Primary                   $   (.20)    $   .14     $    .01   $    .32

  Fully  diluted            $   (.20)    $   .14     $    .01   $    .32

Dividends per common share  $   .045     $  .045    $    .09    $    .09

                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                 Six Months Ended
                                                   June 30,
                                               1996             1995
Operating Activities:
  Net income                                $  275           $  6,979
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization             16,134            15,498
  Non-current asset write-off                 4,316
  Changes in assets and liabilities:
     Decrease in accounts receivable         14,459            20,403
     (Increase) in inventor                  (6,145)          (11,444)
     (Decrease) in accounts
       payable and accrued expenses         (16,587)           (10,696)
     Other, net                                  (4)             2,363
       Net cash provided by
         operating activities                12,448             23,103

Investing Activities:
  Capital expenditures                      (16,065)           (11,225)

Financing Activities:
  Dividends paid                             (1,965)            (1,955)
  Net borrowings under lines of credit       (1,609)           (10,715)
  Proceeds from long-term debt                6,110
  Reduction of long-term debt                (6,569)            (8,078)
  Other, net                                    926              1,479
          Net cash used by
        financing activities                 (3,107)           (19,269)
Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                    (655)             1,438
  Income tax effect of exchange rate
    changes on intercompany advances            308               (879)
     Net cash flows from exchange
               rate changes                    (347)               559

Decrease in Cash                             (7,071)            (6,832)
Cash and cash equivalents at
  beginning of year                          18,351             15,512
Cash and cash equivalents at
  end of period                            $ 11,280           $  8,680



             The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

       The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of ALPHARMA INC. and Subsidiaries included in the Company's 1995 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   June 30,    December 31,
                                     1996          1995

     Finished product              $73,697      $ 68,529
     Work-in-process                15,716        16,697
     Raw materials                  34,749        34,858
                                  $124,162      $120,084

3.   Supplemental Cash Flow Information:

                                   June 30,      June 30,
                                     1996          1995

     Cash paid for interest       $9,864          $9,272
     Cash paid for taxes           $5,746         $1,737

4.   Post-Combination Management Actions

       The   Company   continues   to  consider   opportunities   to   take
action which are intended to improve its long term profitability.

       In 1996, the International Pharmaceuticals Division ("IPD") has taken additional actions which are designed to further strengthen the competitive nature of the division by lowering costs. In the first quarter of 1996, IPD severed approximately 30 sales, marketing and other personnel based primarily in the Nordic countries and incurred termination related costs of approximately $1,900. The termination costs are included in selling, general and administrative expenses. In March 1996, the Company announced that a preliminary study of production rationalization alternatives between IPD's Copenhagen, Denmark and Lier, Norway manufacturing facilities identified potential benefits.

       In   May   1996,  the  Board  of  Directors  approved  a  production
rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier,
Norway. The full transfer will be completed in 1998 and will result in the net reduction of approximately 100 employees. The rationalization plan resulted in a charge in the second quarter for severance for Copenhagen employees, an impairment write off
for   certain  buildings  and  machinery  and  equipment  and  other   exit
costs.

      In addition in May 1996, the Board of Directors approved the U.S. Pharmaceuticals Division ("USPD") plan to accelerate a
previously    approved    consolidation   of    manufacturing    operations
within USPD.

      The plan includes the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the
transfer  of  all  pharmaceutical  production  from  those  sites  to   the
facility  in  Lincolnton,  North  Carolina.  The  plan  will  provide   for
complete  exit  by  early  1997  and will result  in  a  net  reduction  of approximately 150 employees. The acceleration plan resulted in a second quarter charge for severance of employees, an impairment write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs. The estimate of lease costs and certain other exit costs could be reduced in the future if the Company is successful in sub-leasing either of the two facilities. In addition as previously reported, the Company is continuing to attempt to sell its tablet business which is located in the New Jersey location. If such a sale is completed certain exit costs presently accrued would be reduced.
       Due   to   the   time  necessary  to  achieve  both   transfers   of
production the Company, as part of the severance arrangements, has instituted stay bonus plans. The overall cost of the stay bonus  plans  is  estimated  at  $1,900,  and  will  be  accrued  over  the periods necessary to achieve shut down and transfer. The stay bonus plans generally require the employee remain until their position is eliminated to earn the payment.

       A   summary   of   the   second   quarter   charges   and   expenses
resulting   from   the  approved  plan  which  are  included   in   selling
general and administrative expenses follows:

Pre-Tax
Amount                Description

$ 4,400 Severance and employee termination benefits for 172 Copenhagen employees and 200 employees in the United States. All employees were notified of the plan after the approval by the Board in May 1996.

    200               Stay bonus accrued in the second quarter.

  4,300               Impairment of buildings, leasehold
                      improvements and machinery and equipment.

  1,500 Accrual of the non cancelable term of the operating leases and estimated refurbishment costs for USPD facilities.

                      Exit costs for demolition of facilities,
  1,700               clean up costs and other.

$12,100


5.   Recently Adopted Accounting Standards

      Effective  January  1, 1996, the Company  formally  adopted
Statement  of  Financial Accounting Standards  ("SFAS")  No.  121
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of."

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six Months Ended June 30, 1996

     Total revenue decreased $.9 million (.3%) in the six months ended June 30, 1996 compared to 1995. Operating income in 1996 was $10.2 million, a decrease of $13.1 million, compared to 1995. Net income was $.3 million ($.01 per share fully diluted) compared to $7.0 million ($.32 per share fully diluted) in 1995. Net income in 1996 is reduced by approximately $8.7 million ($.39 per share) for severance incurred in the first quarter related to the reorganization of the International Pharmaceuticals Division sales and marketing function in the Nordic countries and for charges and expenses resulting from production rationalization plans in the IPD and the U.S. Pharmaceuticals Division ("USPD") in the second quarter. (See section "Post-Combination Management Actions.")

       Revenues declined in the Animal Health Segment and increased marginally in the Human Pharmaceuticals Segment.

      Within the Animal Health Segment, Animal Health Division revenues decreased due to lower sales volume of BMDr and other feed additives primarily to the poultry market and some price erosion due to competition. (See section "Animal Health Division Market Conditions.") Aquatic Animal Health Division revenues were lower due to increased competition in the Norwegian fish vaccine market.

      Revenues in the Human Pharmaceuticals Segment were higher primarily due to increased volume and prices in Scandinavian markets achieved by IPD and increased volume and prices in the sales of bulk antibiotics by the Fine Chemicals Division ("FCD") offset by lower revenues in USPD. USPD revenues declined as a result of price and volume reductions in the base product line(principally cough and cold products) due in part to inventory reductions by certain customers, partially offset by increased sales of products introduced in 1994 and 1995 including Clobetasol cream and ointment, Betamethasone Diproprionate Ointment USP (Augmented), Albuterol Inhalation Solution and Albuterol Sulfate Syrup and sales of Minoxidil introduced in the second quarter of 1996. (See Section "U.S. Generic Pharmaceutical Industry.")

      On a consolidated basis, gross profit decreased $.8 million and the gross margin percent decreased marginally to 41.9 % in 1996 compared to
42.1 % in 1995. The decrease resulted from lower volume of sales in the higher margin Animal Health Segment offset partially by increased sales by the Human Pharmaceutical Segment.

      Operating expenses on a consolidated basis increased $12.3 million or 15.0%. Included in operating expenses are charges incurred in the first quarter for severance of $1.9 million relating to the reorganization of the sales and marketing function for IPD in the Nordic countries. In the second quarter charges and expenses of $12.1 million were incurred in connection with production rationalization plans being implemented by IPD and USPD. Without the charges and expenses totaling $14.0 million, expenses were approximately $80.1 million in 1996 compared to $81.9 million in 1995. The lack of growth reflects an emphasis on cost control in response to difficult business conditions in a number of markets, a reduction of expenses resulting from prior year management actions which reduced payroll and generally flat selling and marketing expenses which vary directly with sales (i.e. sales were generally flat). In future quarters, the company expects operating expenses to increase in line with sales increases and R & D expenses to continue to be incurred in higher amounts than the prior year.

      Operating income as reported declined $13.1 million as a result of charges for severance and production rationalization incurred in the six month period. Operating income in 1996 increased $.9 million, if compared to 1995 without the charges incurred.

      Interest expense decreased $1.2 million due to generally lower interest rates in 1996 and to a lesser extent decreased average debt levels resulting from scheduled repayments.

     Other, net in 1996 was $.3 million income compared to $.6 million loss in 1995. Results for 1995 include foreign exchange transaction losses of approximately $1.0 million resulting from the translation of non-functional currency receivables net of non-functional currency payables and forward foreign exchange contracts. The losses were recorded by the Company's subsidiaries in Norway and Denmark and primarily relate to sales denominated in currencies (i.e. U.S. Dollar, Swedish Kroner, British Pound and Portuguese Escudo) which depreciated significantly in the first quarter of 1995 compared to the NOK and DKK. Foreign exchange transaction losses in 1996 were approximately $.1 million.


 Results of Operations - Three Months Ended June 30, 1996

      Total revenue decreased $2.6 million (2.1%) in the three months ended June 30, 1996 compared to 1995. The result of operations in 1996 was a $2.4 million loss, compared to $10.4 million operating income in 1995. The company recorded a net loss of $4.5 million ($.20 per share) compared to income of $3.1 million ($.14 per share) in 1995. The net loss in 1996 is the result of charges and expenses approximately $.34 per share, due to the approval and commencement of plans for production rationalization by IPD and USPD in the second quarter.(See section "Post-Combination Management actions.")

     Revenues increased marginally in the Human Pharmaceuticals Segment and declined in the Animal Health Segment.

      Within the Animal Health Segment, Animal Health Division revenues decreased due to lower sales volume of BMDr and other feed additives and some price erosion.(See section "Animal Health Division Market Conditions.")

      Revenues in the Human Pharmaceutical Segment were marginally higher primarily due to increased volume of bulk pharmaceutical sales internationally, and to a lesser extent increased prices internationally. USPD revenues were flat reflecting volume and price reductions in the base product line (principally cough and cold products), offset by increased sales of products introduced in 1994 and 1995 including Clobetasol cream and ointment, Betamethasone Diproprionate Ointment USP (Augmented). Albuterol Inhalation Solution, Albuterol Sulfate Syrup and sales of
Minoxidil introduced in the second quarter of 1996. (See section "U.S. Generic Pharmaceutical Industry.")

      On a consolidated basis, gross profit decreased $2.7 million and the gross margin percent decreased to 41.0% in 1996 compared to 42.3% in 1995. The decrease resulted primarily from lower volume of sales in the higher margin Animal Health Segment.

      Operating expenses on a consolidated basis increased $10.2 million. Included in operating expenses are charges and expenses of $12.1 million relating to the production rationalization approved for IPD and USPD. Without the charges for production rationalization, expenses declined by
1.9 million. The reduction reflects an emphasis on cost control in response to difficult business conditions in a number of markets, a reduction of expenses resulting from prior year management actions which reduced payroll and lower selling and marketing expenses which vary directly with sales (i.e. sales were lower).

      As a result of the charges for the production rationalization, the company incurred an operating loss of $2.4 million in the second quarter. Operating income in 1996 decreased $.7 million, if compared to 1995 without the production rationalization charges.

     Interest expense decreased $.7 million due to generally lower interest rates in 1996 and to a lesser extent decreased average debt levels resulting from scheduled repayments in 1995 and 1996.

Post-Combination Management Actions

      Since the completion of the combination in October 1994 the Company has announced a number of management actions which included staff reductions, certain product line and facility rationalizations, the sale of an equity interest in a R & D company, the utilization of significant consulting resources by IPD and major production rationalization plans in IPD and USPD.

      Certain of the announced management actions are still in process and have affected the first half of 1996 and will affect 1996 and 1997. The management actions in process and their current and potential impact are as follows:

Selling and Marketing Reorganization

      In the first quarter of 1996 IPD reorganized its sales and marketing organization in the Nordic countries and severed approximately 30 personnel at a cost of $1.9 million. IPD estimates the annual expense reduction by 1997 from this action at over $1.0 million.

Production Rationalization

     In the first quarter of 1996, the Company announced that a preliminary study of production rationalization alternatives between IPD's Copenhagen, Denmark and Lier, Norway manufacturing facilities had identified potential benefits. Based on these findings, a detailed study was completed and in May 1996, the Board of Directors approved a production rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer will be completed in 1998 and will result in the net reduction of approximately 100 employees. The rationalization plan resulted in a charge in the second quarter for severance for Copenhagen employees, an impairment write-off for certain buildings and machinery and equipment and other exit costs.

     In 1995 the Company announced a plan by USPD to move all suppositories and cream and ointment production from two present locations to the Lincolnton, N.C. location. The transfer of prescription products requires the Company to obtain the approval of the FDA for each product transferred. The company expects to be successful in the product transfer but the time necessary and ultimate success cannot be predicted with certainty by the company. Based on results to date USPD prepared a plan to accelerate the previously approved plan for consolidation of the manufacturing operations within USPD. The Board of Directors approved the acceleration in May 1996.

      The acceleration plan includes the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan will provide for complete exit by early 1997 and will result in a net reduction of approximately 150 employees. The acceleration plan resulted in a second quarter charge for severance of employees, an impairment write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs. The estimate of lease costs and certain other exit costs could be reduced in the future if the Company is successful in sub-leasing either of the two facilities. In addition as previously reported, the Company is continuing to attempt to sell its tablet business which is located in the New Jersey location. If such a sale is completed certain exit costs presently accrued would be reduced.

      Because of the time necessary to complete the transfers, the production rationalization plans include stay bonus plans to keep the production work force in tact until the transfer is complete. The stay bonus plans generally require the employee remain until their position is eliminated to earn a payment. The overall cost of these plans is estimated at $1.9 million and will be accrued over the periods necessary to achieve the shut downs.

      The production rationalization plans required charges and expenses in the second quarter of $12.1 million which includes $4.4 million for severance, $4.3 million for facilities write-offs, $1.5 million for lease and refurbishment costs, $1.7 million for other exit costs and $.2 million for accrued stay bonus. Additional charges of up to $2.0 million for stay bonuses and other related exit costs could be required in the second half of 1996.

      The production rationalization plans are expected to significantly benefit operations in 1997 for USPD and in 1998 for IPD.

      The Company believes the dynamic nature of its business may present additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, similar management actions or changes to announced management actions may be required in the future.

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

      The U.S. manufacturing companies included in the Company's U.S. Pharmaceuticals Division, Alpharma USPD Inc. (formerly known as Barre National, Inc.), NMC Laboratories, Inc. ("NMC"), and Able Laboratories, Inc. ("Able"),as well as two of the Company's European facilities (Skoyen, Norway and Copenhagen, Denmark that manufacture products for export to the U.S.) are affected by the more demanding regulatory environment in that they are required to comply with the FDA's interpretation of Current Good Manufacturing Practices ("CGMP"). In this regard, Alpharma USPD Inc. and Able are parties to separate consent decrees with the FDA which define the specific standards they must achieve in meeting CGMP. Additionally, the Company is currently responding to the FDA's latest inspection at its Skoyen, Norway plant.

      Regulatory compliance has continued to affect costs directly, by requiring the addition of personnel, programs and capital, and indirectly, by adding activities without directly increasing efficiency. The costs (both direct and indirect) of actions taken with regard to regulatory compliance (which have increased in recent years) may continue to increase in the future.

      The Company and its subsidiaries have filed applications to market products with regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly increase future revenues and income. The Company cannot control or predict with accuracy whether such applications will be approved or the timing of their approval. With regard to the Company's project to conduct clinical trials as part of the new drug approval process in the U.S. for Elyzolr Dental Gel (a product for the treatment of the gum disease periodontitis), the Company is in the process of clarifying the FDA's current guidelines for the next phase of clinical trials. Additionally, as previously reported, the Company is continuing to study alternative marketing arrangements for the product which include obtaining marketing partners in some geographical areas.

U.S. Generic Pharmaceutical Industry

      The U.S. Generic Pharmaceutical industry has historically been characterized by intense competition which is evidenced by eroding prices for products as additional market participants receive approvals for these products. USPD has been and will continue to be affected by the competitive nature of this industry. Accordingly, because of competition and uncertainty of approval timing, USPD is subject to difficulty in forecasting both sales units and prices. Therefore profitability is subject to unforeseen fluctuation. The generic industry in general, is subject to similar fluctuations and as a result stock prices for the group, in which the Company is considered a member, do fluctuate widely.

Animal Health Division Market Conditions

      The Animal Health Division's ("AHD") principal product, BMDr, is a feed additive used to promote growth and feed efficiency and prevent or treat diseases in Swine and Poultry. AHD also sells other feed additives which are used in combination or sequentially with BMDr. In 1996 and especially in the second quarter, results were negatively impacted by a steep rise in grain (corn and wheat) prices in the U.S. The record high prices of the feed grains in the second quarter resulted in intense price competition and a reduction in the use of feed additives in general, including AHD products, primarily in the poultry market. The Company does not believe grain prices will remain at the high levels permanently. However, until these conditions subside, AHD will be negatively impacted.

European Operations

      The fluctuations of European currencies have and will continue to impact the Company's European operations which comprised approximately 40% of revenues in the year ended December 31, 1995. In addition, many
European  governments  have  enacted or are  in  the  process  of  enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or nor allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations or future governmental pricing actions or their impact on the Company's results.

Financial Condition

     Working capital at June 30, 1996 was $109.4 million compared to $113.6 million at December 31, 1995. The current ratio was 1.71 to 1 at June 30, 1996 compared to 1.67 to 1 at year end. Long-term debt to stockholders' equity was 1.06:01 at June 30, 1996 compared to 1.07:01 at December 31, 1995.

      All balance sheet captions decreased as of June 30, 1996 compared to December 31, 1995 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the NOK and DKK, depreciated versus the U.S. Dollar in the six months of 1996 by approximately 3% and 6%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $2.3 million, inventories $2.0 million, accounts payable and accrued expenses $1.6 million, and total stockholders' equity $5.1 million. Additionally, the accounts receivable balance at June 30, 1996 was $115.4 million compared to $132.2 million at December 31, 1995. The reduction reflects the collection of year end receivables which are higher due to seasonally higher sales in the third and fourth quarter.
                  PART II.  OTHER INFORMATION

Item   2.     CHANGES   IN   THE   RIGHTS  OF  THE   COMPANY'S   SECURITIES
HOLDERS

    The Company, due to charges incurred in the second quarter for production rationalization, requested the parties to the $185,000,000 credit agreement to modify the interest coverage ratio therein to allow for an adjustment of $8,000,000 to operating income for four quarters. The $8,000,000 adjustment represented approximately one-half of the charges. All parties to the agreement agreed to modify the interest coverage ratio. The company satisfied the interest coverage ratio in the second quarter with and without the adjustment.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  ALPHARMA INC. annual meeting was held on May 30, 1996.

(b) Proxies were solicited by ALPHARMA INC. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

                                             VOTES
          Class A Directors:           For             Withheld

          Thomas G. Gibian         11,362,354               145,327
          Peter G. Tombros         11,363,054               144,627

          Class B Directors:

          I. Roy Cohen             32,906,248
          Glen E. Hess             32,906,248
          Gert W. Munthe           32,906,248
          Einar W. Sissener        32,906,248
          Erik G. Tandberg         32,906,248

(c)  A Non-Employee Director Option Plan was approved by a vote of:
                    For       43,314,645
                    Against      249,884
                    Abstain      789,043

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

               10(iii)A. "The Non-Employee Director Option Plan" dated as of May 30, 1996.

          11. Computation of Earnings per Common Share for the three and six months ended June 30, 1996 and 1995.

(b)  Reports on Form 8-K -- None.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALPHARMA INC.
                              (Registrant)






Date:  August 9, 1996          /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief   Financial
                              Officer