Form 10-Q
period 1996-09-30
ALPHARMA INC
filed 1996-11-13
CIK 730469

Page 3 of 25



               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
September 30, 1996

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

                       YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 4, 1996

   Class A Common Stock, $.20 par value -- 13,512,860 shares;
    Class B Common Stock, $.20 par value -- 8,226,562 shares

                         ALPHARMA INC.

                             INDEX




                                                       Page No.

PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     September 30, 1996 and December 31, 1995               3

     Consolidated Statement of Income for the
     Three and Nine Months Ended September 30,
     1996 and 1995                                           4

     Consolidated Condensed Statement of Cash
     Flows for the Nine Months Ended September 30,
     1996 and 1995                                           5

     Notes to Consolidated Condensed Financial
     Statements                                              6-10


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      11-21


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8K                  22

  Signatures                                               23

  Exhibit 11 - Computation of Earnings                     24-25
               per Common Share
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)

                                      September 30,
                                          1996      December 31,
                                      (Unaudited)      1995
ASSETS
Current assets:
  Cash and cash equivalents             $ 11,036     $ 18,351
  Accounts receivable, net               118,422      132,161
  Inventories                            120,503      120,084
  Other                                   11,915       12,290
      Total current assets               261,876      282,886

Property, plant and equipment, net       207,646      212,176
Intangible assets                        121,899      128,186
Other assets and deferred charges          8,293       11,605
      Total assets                      $599,714     $634,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt     $ 18,719     $ 13,160
  Short-term debt                         62,726       62,695
  Accounts payable and accrued
      liabilities                         73,253       86,778
  Accrued and deferred income taxes        2,322        6,650
      Total current liabilities          157,020      169,283

  Long-term debt                         209,527      219,451
  Deferred income taxes                   28,007       30,961
  Other non-current liabilities            6,626        9,968

Stockholders' equity:
  Class A Common Stock                     2,757        2,740
  Class B Common Stock                     1,645        1,646
  Additional paid-in-capital             121,660      120,357
  Foreign currency translation
      adjustment                          10,835       15,884
  Retained earnings                       67,739       70,385
  Treasury stock, at cost                (6,102)      (5,822)

      Total stockholders' equity         198,534      205,190
        Total liabilities and
          stockholders' equity          $599,714     $634,853

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                              ALPHARMA INC.
                     CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
                  (In thousands, except per share data)

                              Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                              1996       1995       1996       1995

Total revenue               $122,438  $132,375   $371,467   $382,272

   Cost of sales              74,050    80,252    218,803   225,056

Gross profit                  48,388    52,123    152,664    157,216

   Selling, general and
     administrative expenses  42,980    37,061    137,104    118,931

Operating income               5,408     15,062    15,560     38,285

   Interest expense          (4,920)   (5,605)   (14,930)   (16,864)

   Other income (expense), net   (184)     366        120      (215)

Income before
 provision for income taxes       304      9,823      750     21,206

   Provision for income taxes    275     3,654        446      8,058

Net income                   $    29   $  6,169   $   304   $ 13,148

Average common shares
 outstanding:
  Primary                     21,772    21,799     21,852     21,783
  Fully diluted               21,772    22,012     21,852     21,996

Earnings per common share:
  Primary                     $   .00  $   .28    $   .01    $   .60

  Fully Diluted               $   .00  $   .28    $   .01    $   .60

Dividends per common share    $  .045  $  .045    $  .135    $  .135


               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                     ALPHARMA INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (In thousands of dollars)
                              (Unaudited)


                                               Nine Months Ended
                                                   September 30,
                                                 1996      1995
Operating Activities:
 Net income                                     $   304   $13,148
 Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                 23,720    24,662
 Non-current asset write-off                      4,068
 Changes in assets and liabilities,
   net of effects from business
   acquisition:
      Decrease in accounts receivable            11,459     1,891
      (Increase) in inventory                   (2,510)   (3,161)
      (Decrease) in accounts
         payable and accrued expenses          (16,071)   (7,781)
      Other                                     (1,419)     2,546
        Net cash provided by
          operating activities                   19,551    31,305

Investing Activities:
 Capital expenditures                          (22,831)  (17,298)
 Purchase of business and intangibles                     (3,000)
 Net cash used in investing activities         (22,831)  (20,298)

Financing Activities:
 Dividends paid                                 (2,950)   (2,940)
 Net borrowings under lines of credit               841   (4,951)
 Proceeds from long-term debt                     6,110
 Reduction of long-term debt                    (8,859)  (12,247)
 Other, net                                       1,039     1,696
      Net cash used by financing activities (3,819) (18,442) Exchange Rate Changes:
 Effect of exchange rate changes on cash          (550)     1,328
 Income tax effect of exchange rate
   changes on intercompany advances                 334     (732)
      Net cash flows from exchange
        rate changes                              (216)       596

 Decrease in cash                               (7,315)   (6,839)
 Cash and cash equivalents at beginning
  of year                                      18,351      15,512
 Cash and cash equivalents at end
   of period                                   $ 11,036  $  8,673


               The accompanying notes are an integral part of the consolidated condensed financial statements.

                 ALPHARMA INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)

1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in
conjunction   with   the   consolidated   financial   statements    of
Alpharma Inc. and Subsidiaries included in the Company's 1995 Annual Report on Form 10-K. The reported results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                September 30, December 31,
                                    1996           1995

     Finished product             $67,305       $ 68,529
     Work-in-process               17,401         16,697
     Raw materials                 35,797         34,858
                                 $120,503       $120,084

3.   Supplemental Cash Flow Information:

                                September 30,   September 30,
                                    1996            1995

     Cash paid for interest       $15,849        $14,965
     Cash paid for taxes           $6,353         $4,351

4.   Post Combination Management Actions - 1995

      In September 1995, the Company announced management actions which spanned both the third and fourth quarters of 1995 and included elimination of up to 130 positions company-wide, efforts toward consolidation of operations in the Company's U.S. Pharmaceuticals Division, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the International Pharmaceuticals Division and the sale in September of its minority equity position and certain other product rights in an R&D company.

      The net effect of the additional management actions for both the three and nine months ended September 30, 1995 was a net reduction of selling, general and administrative expenses of $2,829 resulting from the income received on the sale of the
equity   position  in  the  R&D  company  and  certain  other  product rights ($6,463) net of expenses for the other management actions ($3,634). The expenses of the other management actions were $2,831 for consulting services and $803 for severance for 67 employees in the IPD and USPD.

5.   Post-Combination Management Actions - 1996

       The   Company  continues  to  consider  opportunities  to  take
actions    which   are   intended   to   improve   its    long    term
profitability.

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

       In the third quarter of 1996 the Company's management actions were adjusted for the sale of the Able tablet business and include severance charges of $700 related to a reorganization of the Animal Health divisions distribution business. The sale of the Able tablet business and sub-lease of the Able facility (located in New Jersey) resulted in the company reducing certain accruals made in the second quarter which reflected significant exit costs which would have been incurred in closing the facility. The net reduction of the second quarter charge for the sale and subleasing was $1,100 including the net proceeds received on the sale of approximately $500.
      A summary of the year to date and third quarter charges and expenses resulting from the management actions which are included in selling, general and administrative expenses follows:

   3rd    Year to
 Quarter    Date   Description

  $ 700   $7,000   Severance and employee termination
                   benefits for all 1996 employees terminated
                   (approximately 400 employees).

    400      600   Stay bonus accrued.

   (300)   4,000   Impairment of buildings, leasehold
                   improvements and machinery and equipment.
                   (Net of sales proceeds of approximately
                   $500 in the third quarter.)

   (800)     700   Accrual of the non cancelable term of the
                   operating leases and estimated
                   refurbishment costs for USPD facilities.
                   (The third quarter reduction results from accrual reversals related to Able.)

      0     1,700  Exit costs for demolition of facilities,
    ___     _____  clean up costs and other.

  $   0   $14,000


6.   Recently Adopted Accounting Standards

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

Results of Operations - Nine Months Ended September 30, 1996

      Total revenue decreased $10.8 million (2.8%) in the nine months ended September 30, 1996 compared to 1995. Operating income in 1996 was $15.6 million, a decrease of $22.7 million, compared to 1995. Net income was $.3 million ($.01 per share fully diluted) compared to $13.1 million ($.60 per share fully diluted) in 1995. Net income in 1996 is reduced by approximately $8.7 million ($.39 per share) for severance incurred in the first quarter related to the reorganization of the International Pharmaceuticals Division ("IPD") sales and marketing function in the Nordic countries and for charges and expenses resulting from production rationalization plans in the IPD and the U.S.
Pharmaceuticals Division ("USPD") in the second quarter and adjustments and continuing actions in the third quarter. (See section "Post-Combination Management Actions.")

      Revenues declined marginally in the Animal Health Segment and decreased by over $10.0 million in the Human Pharmaceuticals
Segment.

      Within the Animal Health Segment, Animal Health Division revenues decreased due to lower sales volume of BMDr and other feed additives primarily to the poultry market and price erosion due to competition. (See section "Animal Health Division Market Conditions.") Aquatic Animal Health Division revenues were lower due to increased competition in the Norwegian fish vaccine market.

      Revenues in the Human Pharmaceuticals Segment were lower primarily due to USPD revenues which declined over 7% as a result of price and volume reductions in the base product line (principally cough and cold products) due to a fundamental shift in industry distribution, purchasing and stocking patterns including a substantial drop in sales to generic drug distributors. The declines were partially offset by increased sales of products introduced in 1994 and 1995 and sales of Minoxidil introduced in the second quarter of 1996. (See Section "U.S. Generic Pharmaceutical Industry.") Revenues for IPD and Fine Chemicals ("FCD") were substantially the same as 1995.

     On a consolidated basis, gross profit decreased $4.6 million and the gross margin percent of 41.1% was the same in 1996 and 1995. The decrease in dollars resulted from lower gross profit margins on approximately the same sales dollars in the Animal Health Segment and by decreased sales and production volume in the USPD which resulted in a lower margin in percent and dollars.

     Operating expenses (i.e. selling, general and administrative expenses "SG&A") on a consolidated basis increased $18.2 million or 15.3%. Included in 1996 operating expenses are charges incurred in the first quarter for severance of $1.9 million relating to the reorganization of the sales and marketing function for IPD in the Nordic countries. In the second quarter charges and expenses of $12.1 million were incurred in connection with production rationalization plans being implemented by IPD and USPD. Additionally, the third quarter of 1996 includes approximately $2.0 million of bad debt expense to estimate the effect of the bankruptcy of a major wholesaler. The nine months ended September 30, 1995 includes a net reduction of operating expenses of $2.8 million relating to income received on the sale of the equity position in an R&D company offset by expenses for 1995 management actions. The following table summarizes the above:

                                 1996         1995

SG&A as reported                $137.1       $118.9

Management actions
 (described herein)
  1996                           (14.0)
  1995                                          2.8

Bad debt expense related
  to the bankruptcy of a
  wholesaler                      (2.0)        ____

SG&A as adjusted                $121.1       $121.7

      The lack of growth in SG&A reflects an emphasis on cost control in response to difficult business conditions in a number of markets, a reduction of expenses resulting from prior year management actions which reduced payroll and generally flat selling and marketing expenses which vary directly with sales.

      Operating income as reported declined $22.7 million as a result of charges for severance and production rationalization and a significant bad debt expense incurred in the nine month period. In addition, lower sales and gross profits also contributed to the decline.
Results of Operations - Three Months Ended September 30, 1996

      Total revenue decreased $9.9 million (7.5%) in the three months ended September 30, 1996 compared to 1995. Operating income in 1996 was $5.4 million, compared to $15.1 million operating income in 1995. The Company recorded net income of less than $.1 million ($.00 per share) compared to income of $6.2 million ($.28 per share) in 1995. The substantially lower income in 1996 is primarily the result of extremely difficult market conditions in the Generic Pharmaceutical industry and the Animal Health industry. In addition 1995 net income includes income from post combination management actions of approximately $1.8 million ($.08 per share). (See section "Post-Combination Management Actions.")

      Revenues increased marginally in the Animal Health Segment and declined significantly in the Human Pharmaceuticals Segment.

      Within the Animal Health Segment, Animal Health Division revenues increased due to approximately the same sales volume of BMDr (i.e. lower volume to the poultry market offset by higher volume to the swine market), increased volume of other feed additives and offset by some price erosion primarily related to BMDr. (See section "Animal Health Division Market Conditions.")

       Revenues in the Human Pharmaceutical Segment were significantly lower primarily due to a 14% reduction in USPD revenues reflecting volume and price reductions in the base product line (principally cough and cold products), due to a fundamental shift in industry distribution, purchasing and stocking patterns including a substantial drop in sales to generic drug distributors, offset by increased sales of products introduced in 1994 and 1995 and sales of Minoxidil introduced in the second quarter of 1996. (See section "U.S. Generic Pharmaceutical Industry.") In addition revenues in IPD and FCD were below the prior period in 1995 due to lower volume.

     On a consolidated basis, gross profit decreased $3.7 million and the gross margin percent was 39.5% in 1996 compared to 39.4% in 1995. The decrease in dollars resulted primarily from lower margins and sales in the USPD. Lower USPD margins were the result of lower volume which results in unabsorbed manufacturing costs and the effects of price declines which directly reduced margins. In FCD and IPD margin percentages were generally maintained but resulted in lower gross profit dollars due to lower sales.

     Operating expenses (i.e. selling, general and administrative expenses "SG&A") on a consolidated basis increased $5.9 million. Included in operating expenses in 1996 is approximately $2.0 million of bad debt expense resulting from the bankruptcy of a major wholesaler. The third quarter of 1995 includes a net reduction of operating expenses of $2.8 million relating to income received on the sale of an equity position in an R&D company offset by 1995 management actions.

     The following summarizes selling, general and administrative on a comparable basis.

                                     1996         1995

SG&A as reported                     $43.0       $37.1

Bad debt expense
  related to the bankruptcy
  of a wholesaler                     (2.0)

Management actions - 1995
  (described herein)                               2.8
                                     ____         ____

SG&A as adjusted                     $41.0       $39.9

      The increase in SG&A results from higher R&D expenses in certain divisions and increases in various general expenses relative to 1995.

      Operating income as reported declined to $5.4 million compared to $15.1 million due to lower sales which resulted in lower gross profits and higher operating expenses in 1996 as detailed above.

                           * * * * * *


Interest Expense

      Interest expense decreased $.7 million and $1.9 million in the three and nine months ended September 30, 1996, respectively due to lower interest rates in 1996 and to a lesser extent decreased average debt levels.

Provision for Income Taxes

      In the quarter and nine months ended September 30, 1996 the company's effective tax rate is substantially in excess of the 38.0% in 1995 due primarily to relatively low levels of pre-tax income which magnify the effect of non-deductible expenses (principally goodwill amortization). The 1996 full year tax rate will be dependent on actual full year pre-tax income which may include charges for additional management actions.

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

1995 Management Actions

      In September 1995, the Company announced management actions which spanned both the third and fourth quarters of 1995 and included the elimination of up to 130 positions company-wide, further efforts toward consolidation of operations in the Company's U.S. Pharmaceuticals Division, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the International Pharmaceuticals Division and the sale in September of its minority equity position and certain other rights in an R&D company.

      The net effect of the additional management actions for the third quarter and nine months ended September 30, 1995 was a net benefit to pre-tax income of approximately $2.8 million resulting from the income received on the sale of the equity position in the R&D company and certain other product rights ($6.5 million) net of expenses for the other management actions ($3.7 million). The expenses of the other management actions were $2.9 million for consulting services, and $.8 million for severance for 67 employees in the IPD and USPD. The net effect on net income of the additional management actions was approximately $1.8 million ($.08 per share fully diluted).

1996 Management Actions

      Certain of the announced management actions in 1996 are still in process and have affected the first three quarters of 1996 and will affect 1996 and 1997. The management actions in process and their current and potential impact are as follows:
Selling and Marketing Reorganization

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

      The acceleration plan includes the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan will provide for complete exit by early 1997 and will result in a net reduction of approximately 150 employees. The acceleration plan resulted in a second quarter charge for severance of employees, an impairment write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs. In the third quarter of 1996 the Company sold its tablet business which was located in New Jersey and sub-leased the New Jersey location. The sale netted proceeds of approximately $.5 million and resulted in the adjustment of certain accruals for exit costs made in the second quarter which contemplated the shut down of the facility. The net result of the tablet sale was to reduce the second quarter charge by approximately $1.1 million.

     Because of the time necessary to complete the transfers, the production rationalization plans include stay bonus plans to keep the production work force in tact until the transfer is complete. The stay bonus plans generally require the employee remain until their position is eliminated to earn a payment. The overall cost of these plans is estimated at $1.9 million and is being accrued over the periods necessary to achieve the shut downs.

      In the third quarter the Animal Health Division reorganized its distribution business and incurred severance of approximately $.7 million. The reduction in the second quarter charge resulting from the sale of the tablet business and sub-lease of the New Jersey facility was offset by the Animal Health severance and the accrual of stay bonuses in the third quarter. Accordingly the third quarter 1996 has no net effect from management actions.

      On a year to date basis for 1996 the Company's management actions total approximately $14.0 million and included $7.0 million for severance, $4.0 million for facilities write-offs, $.7 million for lease and refurbishment costs, $1.6 million for other exit costs and $.6 million for accrued stay bonuses. Additional charges for stay bonuses and other related exit costs could be required in the fourth quarter of 1996.

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

      The U.S. manufacturing companies included in the Company's U.S. Pharmaceuticals Division, Alpharma USPD Inc. (formerly known as Barre National, Inc.), and NMC Laboratories, Inc. ("NMC"), as well as two of the Company's European facilities (Skoyen, Norway and Copenhagen, Denmark that manufacture products for export to the U.S.) are affected by the more demanding regulatory environment in that they are required to comply with the FDA's interpretation of Current Good Manufacturing Practices ("CGMP"). In this regard, Alpharma USPD Inc. is a party to a consent decree with the FDA which defines the specific standards it must achieve in meeting CGMP. Additionally, the Company is currently responding to the FDA's latest inspection at its Skoyen, Norway plant.

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

U.S. Generic Pharmaceutical Industry

      The U.S. Generic Pharmaceutical industry has historically been characterized by intense competition which is evidenced by eroding prices for products as additional market participants receive approvals for these products. Growth has historically occurred through new product approvals and subsequent sales exceeding declines in the base product line due to price reductions and/or volume decreases. Generic pharmaceutical market conditions were further exacerbated in the third quarter of 1996 by a rapidly emerging fundamental shift in industry distribution, purchasing and stocking patterns. The shift has initially resulted in a substantial drop in the USPD's volume overall but in particular to generic drug distributors who represent an important but declining part of the Company's base business. Programs recently initiated by major wholesalers have accelerated the changes and have forced prices to decline at a faster rate. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesalers. The USPD has been affected by lower sales as distributors reduced business and as wholesalers reduced inventories and prices. The Company has made agreements with major wholesalers to provide product but cannot predict the effect on future volume and prices. USPD has been and will continue to be affected by the competitive and changing nature of this industry. Accordingly, because of competition, a rapidly changing market and uncertainty of timing of new product approvals, USPD sales volume and prices are subject to unforeseen fluctuations. Therefore profitability is also subject to unforeseen fluctuation. The generic industry in general is subject to similar fluctuations and as a result stock prices for the group, in which the Company is considered a member, have historically fluctuated widely.

Animal Health Division Market Conditions

      The Animal Health Division's ("AHD") principal product, BMDr, is a feed additive used to promote growth and feed efficiency and prevent or treat diseases in Swine and Poultry. AHD also sells other feed additives most of which are used in combination or sequentially with BMDr. In 1996 and especially in the second quarter, results were negatively impacted by a steep rise in grain (corn and wheat) prices in the U.S. The record high prices of these feed grains in the second quarter resulted in intense price competition and a reduction in the use of feed additives in general, including AHD products, primarily in the poultry market. In the third quarter feed grain prices have been lower relative to the second quarter but are still historically high. Price and other competitive intensity has continued. The Company does not believe grain prices will remain high permanently but does believe that competitive conditions in the industry will remain intense for the foreseeable future. The Animal Health Division is presently reevaluating its business structure and practices to address the current industry conditions. The result of the evaluation may be programs to reduce costs which may result in additional charges prior to year end.

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

Fourth Quarter 1996

      The factors which have negatively affected results in 1996 and the possibility of additional management actions in the fourth quarter of 1996 may result in a breakeven or a loss.

Financial Condition

      Working capital at September 30, 1996 was $104.9 million compared to $113.6 million at December 31, 1995. The current ratio was 1.67:1 at September 30, 1996 compared to 1.67:1 at year end. Long-term debt to stockholders' equity was 1.06:1 at September 30, 1996 compared to 1.07:1 at December 31, 1995.

      All  balance  sheet captions decreased as of September  30,
1996 compared to December 31, 1995 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the NOK and DKK, depreciated versus the U.S. Dollar in the nine months of 1996 by approximately 3% and 5%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $2.3 million, inventories $2.1 million, accounts payable and accrued expenses $1.6 million, and total stockholders' equity $5.0 million. Additionally, the accounts receivable balance at September 30, 1996 was $118.4 million compared to $132.2 million at December 31, 1995. The reduction reflects the collection of year end receivables which were higher due to higher sales in the third and fourth quarters of 1995. The third quarter of 1996 revenue decline of 9.9% and the increase of $2.0 million in the reserve for bad debts for the bankruptcy of a major wholesaler also contributed to the decline of accounts receivable at September 30, 1996.

_______________

Statements made in this Form 10Q, including those relating to consideration of certain management actions intended to improve the Company's long term profitability and expectations for fourth quarter results, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Among other things, expectations for the 1996 fourth quarter discussed in Item 2 are not actual results and are based on assumptions which management believes to be reasonable at this time, including assumptions concerning the price and number of competitors for Alpharma's products and the volume and product mix of sales. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10Q for the quarter ended June 30, 1996 and its Form 10K for the year ended December 31, 1995.

                  PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      11. Computation of Earnings per Common Share for the three and nine months ended September 30, 1996 and 1995.

(b)  Reports on Form 8-K - None.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)




Date:  November 13, 1996      /s/ Jeffrey E. Smith___
                              Jeffrey E. Smith
                              Vice President,
                              and Chief Financial Officer