Form 10-K
period 1996-12-31
ALPHARMA INC
filed 1997-03-24
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10 - K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended     Commission File No. 1-8593
     December 31, 1996
                          ALPHARMA INC.
     (Exact name of registrant as specified in its charter)

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

The  aggregate market value of the voting stock of the Registrant
(Class  A  Common Stock, $.20 par value) as of March 1, 1997  was
$182,777,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1997 was:

  Class A Common Stock, $.20 par value - 13,539,060 shares;
  Class B Common Stock, $.20 par value -  8,226,562 shares.

              DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of
Shareholders  to  be  held on May 28, 1997  are  incorporated  by
reference   into  Part  III  of  this  report.   Other  documents
incorporated by reference are listed in the Exhibit index.
                             PART I

Item 1.   Business

Overview

       Alpharma   Inc.   (the  "Company")  is   a   multinational
pharmaceutical company which develops, manufactures and markets specialty generic and proprietary human pharmaceutical and animal health products.

      The Company was originally organized in 1975 as a wholly-owned subsidiary of Apothekernes Laboratorium A.S, a Norwegian health care company established in 1903. In February 1984, the Company's Class A Common Stock was initially listed on the American Stock Exchange through a public offering and such stock is currently listed on the New York Stock Exchange under the trading symbol "ALO".

     On October 3, 1994, the Company completed a transaction (the "Combination Transaction") in which the Company acquired the pharmaceutical, bulk antibiotic, animal health and aquatic animal health businesses of Apothekernes Laboratorium A.S (the "Related Norwegian Businesses"). Immediately following the closing, the Company reorganized its business into five operating divisions included in two business segments, Human Pharmaceuticals and Animal Health. The Human Pharmaceuticals segment consists of three operating divisions: U.S. Pharmaceuticals("USPD"), International Pharmaceuticals("IPD") and Fine Chemicals ("FCD"). The Animal Health segment consists of two operating divisions, Animal Health ("AHD") and Aquatic Animal Health("AAHD").

       In order to accomplish the Combination Transaction, Apothekernes Laboratorium A.S changed its name to A.L. Industrier AS ("A.L. Industrier") and demerged the Related Norwegian Businesses into a new Norwegian corporation called Apothekernes Laboratorium AS (which changed its name in January 1996 to Alpharma AS, hereinafter referred to as "Alpharma Oslo"). The Company then acquired the shares of Alpharma Oslo through a tender offer for $23.6 million plus warrants to purchase 3,600,000 shares of the Company's Class A Common Stock, par value $0.20 per share (the "Warrants"). The Warrants have an exercise price of $21.945 (subject to change as set forth below), and expire on January 3, 1999. Warrants to purchase 2,450,246 shares of Class A common stock (out of the 3,600,000 total) became exercisable after October 3, 1995 with the remainder to become exercisable after October 3, 1997. The Company filed a registration statement with the Securities and Exchange Commission ("SEC"), which became effective on September 28, 1995, concerning the Warrants and warrant shares exercisable in 1995. In addition, the Company listed such Warrants and warrant shares for trading and quotation on the New York Stock Exchange as of October 9, 1995.

      A.L. Industrier is the beneficial owner of 100% of the outstanding shares of the Company's Class B Common Stock and is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. A.L. Industrier's holdings of the Company's Class B Common Stock account for approximately 37.8% of the Company's total common stock outstanding at December 31, 1996.

       On February 10, 1997, the Company entered into a subscription agreement with A.L. Industrier, under which A.L. Industrier irrevocably committed to purchase 1,273,438 newly issued shares of the Company's Class B Common Stock at $16.34 per share. The Board of Directors of the Company also approved a distribution to its Class A Common shareholders of special rights (the "Rights") to purchase for $16.34 per share approximately one share of Class A Common Stock for every six shares of Class A Common Stock held by such holders. The distribution of the Rights will be made with a prospectus (subject to registration of the rights with the SEC). Although the details of the Rights have not been finalized, the Rights will be transferable and will have a term expiring no later than November 30, 1997. A.L. Industrier's purchase of the Class B Common Stock will occur upon termination of the Rights. Assuming the Rights are fully exercised, the new equity issued pursuant to these events will maintain the current ownership percentages between the Class A and Class B Shareholders.

      Upon issuance of the Rights, the exercise price of the outstanding Warrants will be adjusted downward and amount of shares purchasable thereunder will be adjusted upward pursuant to the governing warrant agreement.

      Statements in this Report on Form 10-K which are not historical facts, so-called "forward looking statements" are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the narrative description of the Company's business set forth below and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".
Financial Information About Industry Segments

       The   Company's  two  business  segments  are  (1)   Human
Pharmaceuticals and (2) Animal Health. The Company's segments and their  operating divisions contributed the following  percentages of revenues.
                                 1996     1995      1994

       USPD                       31%      33%       37%
       IPD                        29%      28%       26%
       FCD                         7%       8%        7%
       Human Pharmaceuticals      67%      69%       70%
       Animal Health *            33%      31%       30%

          Total Revenues         100%     100%      100%
       *  Predominantly sales of AHD.

       For   additional  financial  information  concerning   the
Company's business segments see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this
Report.

Narrative Description of Business

Human Pharmaceuticals

      The human pharmaceuticals segment is comprised of three of the five operating divisions of the Company, namely the USPD, IPD and FCD.

           U.S. Pharmaceuticals Division (the "USPD")

      The USPD develops, manufactures and markets specialty generic human pharmaceuticals in the U.S. The division is managed by a single senior management team and is comprised of three wholly-owned subsidiaries: Alpharma USPD Inc. ("AUI"; formerly called Barre-National, Inc.), NMC Laboratories, Inc. ("NMC") and ParMed Pharmaceuticals, Inc. ("ParMed"). In August 1996, the USPD sold the tablet business of its Able Laboratories, Inc. ("Able") subsidiary (including its leased manufacturing facility in South Plainfield, New Jersey) to an unrelated third party and moved production of Able's line of suppository products to its facility in Lincolnton, North Carolina.

       AUI, acquired in October 1987, is the leading U.S. manufacturer of liquid generic pharmaceutical and over-the-counter ("OTC") products. NMC, acquired in August 1990, is a specialized manufacturer of pharmaceutical creams and ointments for topical use. ParMed, acquired in May, 1986, distributes a line of over 1,600 generic prescription and OTC pharmaceutical product presentations (including those manufactured by USPD as well as those of third parties) primarily to U.S. independent retail pharmacies. They also provide, under the "Impact Marketing" name, certain custom marketing services (such as telemarketing, order processing and distribution) to the pharmaceutical and certain other industries.

      In March 1993, AUI acquired a pharmaceutical manufacturing facility in Lincolnton, North Carolina ("Lincolnton") including inventories, Abbreviated New Drug Applications ("ANDA") and other related assets. The facility is designed to manufacture topical creams and ointments and suppositories. The facility was expanded in 1994 and the USPD expects this facility to grow and become more efficient as it realigns production capacity in accordance with the accelerated production consolidation plan announced in May 1996. Such plan includes the discontinuation of all activities in its facilities in Glendale, New York and South Plainfield, New Jersey and the transfer of production to Lincolnton. The move is expected to be complete by mid-1997 and requires FDA approval for each ANDA transferred.

      Generic pharmaceuticals are the chemical and therapeutic equivalents of brand-name drugs. Although typically less expensive, they are required to meet the same governmental standards as brand-name drugs and must receive approval from the U.S. Food and Drug Administration ("FDA") prior to manufacture and sale. Generic pharmaceuticals may be manufactured and marketed only if relevant patents (and any additional government-mandated market exclusivity periods) have expired. Generic pharmaceutical sales have increased in recent years, due in part to several factors including: (i) state laws permitting and/or mandating substitution of generics by pharmacists; (ii) pressure from managed care and third party payors to encourage cost containment by health care providers and consumers; (iii) increased acceptance of generic drugs by physicians, pharmacists and consumers; and (iv) the increasing number of formerly patented drugs which have become available to off-patent competition.

     The USPD (excluding its ParMed operation) manufactures and/or markets approximately 175 generic products, primarily in liquid, cream, ointment and suppository dosage forms. Each product represents a different formulation or chemical entity. Products are sold in over 300 product presentations under the "Alpharma", "Barre" or "NMC" labels and private labels. Prescription products are sold by a divisional sales force. OTC products are sold by the divisional sales force as well as by certain independent sales representatives.

     Liquid Pharmaceuticals: The USPD is the leading U.S. manufacturer of generic pharmaceutical products in liquid form with approximately 110 products. Most of the division's liquid products are manufactured in its 268,000 square foot facility in Baltimore, Maryland. The experience and technical know-how of the USPD enables it to formulate therapeutic equivalent drugs in liquid forms and to refine product characteristics such as taste, texture, appearance and fragrance.

     Because of the importance to the USPD of cough and cold remedies, this business is seasonal in nature. A higher percentage of sales are made in the winter months and are affected, from year to year, by the incidence of colds, respiratory diseases and influenza in its geographical market.

     In  1996,   the  USPD  received approval  from  the  FDA  to
     manufacture and market Minoxidil Topical Solution 2%.

     Creams, Lotions and Ointments: The USPD manufactures approximately 50 cream, lotion and ointment products for topical use. Most of these creams, lotions and ointments are prescription products and include antibacterial, anti-inflammatory and combination products. As previously mentioned herein, the USPD is in the process of transferring all cream, lotion and ointment manufacturing to Lincolnton and will close its NMC facility in Glendale, New York in the first quarter of 1997.

     In 1996, the USPD received approval from the FDA to manufacture and market Miconazole Nitrate Vaginal Cream 2%.

     Suppositories and Other Specialty Generic Products: The USPD
     also  manufactures  five suppository  products  and  markets
     certain   other   specialty  generic   products,   including
     Epinephrine Mist and a Home Pregnancy Test Kit.

      The generic pharmaceutical industry is highly competitive, with competition from companies specializing in generic products as well as generic divisions of major international innovator companies. Consequently, profit margins on generic drug products tend to be reduced as more competitors obtain the necessary approvals to manufacture and sell such products from the FDA. In addition, brand-name competitors often try to prevent or discourage the use of generic equivalents through marketing and regulatory activities and litigation. Some brand-name competitors also have introduced generic versions of their own branded products prior to expiration of the patents for such drugs, which may result in a greater market share for these companies following expiration of the applicable patents.

       The USPD has historically sold its products to pharmaceutical wholesalers, distributors, mass merchandising and retail chains, grocery stores, and to a lesser extent, hospitals and managed care providers. However, in 1996, the U.S. generic pharmaceutical industry experienced a fundamental shift in distribution, purchasing and stocking patterns which resulted in accelerated price erosion and significant volume swings as inventories were adjusted. Programs initiated by U.S. national wholesalers fueled the trend of lower prices as they reduced the market share of private label pharmaceutical distributors, which were an important (but declining) part of the USPD customer base. The overall trend of aggressive trade inventory reductions continued and resulted in lower levels of stocking in advance of the cough and cold season. As a direct result of these industry trends, the USPD experienced lower sales volume and lower pricing compared to 1995. The Company cannot predict when pricing will stabilize or when the negative effects of this shift may cease. In addition to the decline in market share of pharmaceutical distributors as set forth above, there is a general trend of consolidation within the customer base for pharmaceutical products in the U.S. At present, the USPD is not dependent on any one customer. However, if consolidation continues, the division could become more dependent on individual customers as certain customers increase their size and market share.

      USPD's principal focus in its product development strategy is to obtain FDA approval to market equivalent formulations of drugs through the ANDA process. The Company has been impacted from time to time by delays in the receipt of approvals for new products and supplemental approvals for certain existing products from the FDA. The Company cannot predict whether future legislative or regulatory developments might have an adverse effect on the Company.


              International Pharmaceuticals Division ("IPD")

      The IPD develops, manufactures and markets a broad range of generic and specialty dosage-form human pharmaceuticals, oral health care products, adhesive bandages and surgical tapes under proprietary brands primarily in the Nordic and other Western European countries, Indonesia and the Middle East. The division is managed by a single senior management team and business is primarily conducted through two wholly-owned subsidiaries, Dumex-Alpharma A/S of Copenhagen, Denmark ("Dumex") and Alpharma Oslo and their respective subsidiaries. The IPD conducts its business primarily in Scandinavian and U.S. Dollar denominated currencies (or currencies which generally fluctuate with the U.S. Dollar).

     Dosage-Form Pharmaceuticals: The IPD manufactures and markets a broad range of dosage-forms, including tablets, ointments, creams, and liquid and injectable preparations for many different therapies with a concentration on prescription drug antibiotics, analgesics/antirheumatics and psychotropics, over-the-counter skin care, gastrointestinal and analgesic products.

     The principal geographical markets for IPD's dosage form pharmaceutical products are the Nordic and other Western European countries as well as Indonesia and the Middle East. IPD manufactures such products at its facilities in Lier, Norway, Copenhagen, Denmark and Jakarta, Indonesia.

     In May 1996, the Company's Board of Directors approved a production rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen to Lier and transfer of all sterile production to the Copenhagen facility. The full transfer will be completed in 1998. The facility at Lier was designed with a view towards meeting the FDA's CGMP standard. However, given that the facility's current production is not exported to the U.S., the Company has not initiated the process to cause the facility to be in compliance with the FDA's interpretation of CGMP.

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

     In Norway and Denmark, the IPD's pharmaceutical products are beginning to encounter price pressures from parallel imports (i.e. imports of identical products from lower priced markets under the European Union free trade clause). The IPD believes that it is likely that parallel imports may be a developing trend in other markets in which the IPD sells its dosage-form pharmaceuticals. Such parallel imports could lead to lower volume growth and downward pressure on prices in certain product and market areas.

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

     In 1996 significant expenses continued to be incurred for an administrative, selling and marketing infrastructure to promote Elyzol Dental Gel and for continuing research and development work, including work done with regard to the Company's project to conduct clinical trials as part of the new drug approval process in the U.S. for Elyzol Dental Gel. At present, the Company is in the process of clarifying the FDA's current guidelines for the next phase of clinical trials for such product. Additionally, IPD management is continuing to explore alternative marketing arrangements for the product which may include licensing and/or obtaining marketing partners in certain geographical areas. The Company considers the Elyzol Dental Gel product to be in the developmental phase.

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

                      Fine Chemicals Division ("FCD")

      The FCD develops, manufactures and markets bulk antibiotics to the pharmaceutical industry worldwide and is managed by a single senior management team. Business is conducted through the Company and its Alpharma Oslo and Dumex subsidiaries.

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


Animal Health

      Since the completion of the Combination Transaction on October 3, 1994, the Animal Health segment is comprised of two operating divisions of the Company, namely the AHD and the AAHD.

                         Animal Health Division ("AHD")

      The AHD develops, manufactures and markets feed additives and animal health products for animals raised for commercial food production worldwide and is managed by a single senior management
team.   Business  is  primarily conducted  through  the  Company,
Alpharma Oslo and Wade Jones Company, Inc., a major U.S.  poultry
health  products  distributor acquired in  July  1994.   The  AHD
restructured its operations in 1996 to better align its services with customer needs. The restructuring resulted in a reduction of approximately 10% of its workforce. The AHD believes its streamlined organization will be better able to adapt to the ever-changing animal health market place.

      The AHD's principal animal health product is BMD, a feed additive, which is used to promote growth and feed efficiency and prevent or treat diseases in poultry and swine. The AHD also manufactures and markets a feed additive for poultry, swine and calves under the Albac trademark. In 1991, the Company purchased two animal health lines which are commonly used in combination or sequentially with BMD. These products include 3-Nitro, Histostat, Zoamix, Mycostatin, and chlortetracycline ("CTC"), a feed grade antibiotic. The AHD also manufactures and sells Vitamin D3, and other feed additives which are used for poultry and swine. Commencing in 1994, the AHD also marketed and sold Merck AgVet's (a division of Merck & Co., Inc.) line of poultry products in the U.S. However, the AHD and Merck mutually agreed to terminate this relationship effective June 30, 1996 as Merck sold its poultry products line to an unrelated third party.

      The  AHD  produces  BMD  at its Chicago  Heights,  Illinois facility, which includes a modern fermentation and recovery plant. During recent years, the Chicago Heights facility's capacity has increased and it has operated at or near capacity. In the Combination Transaction the Company acquired the technology to manufacture BMD which it previously licensed from A.L. Industrier.

      The Albac product is manufactured at the division's Skoyen facility in Norway. The 3-Nitro product line is manufactured in accordance with a ten year agreement using AHD technology at an unrelated company's facility. The contract requires the AHD to purchase minimum yearly quantities on a cost plus basis. CTC is purchased primarily from foreign suppliers and blended domestically.

     The AHD presently sells a major portion of its volume in the U.S. However, with the opening of sales offices in Canada, Latin America, and the Far East, coupled with the international scope of the animal health business acquired in the Combination Transaction, the AHD has increased its manufacturing and marketing capabilities outside the U.S. and expects international sales to increase in the future.

     Sales of the AHD's products in the U.S., Canada and Mexico are made principally to commercial feed manufacturers and integrated swine and poultry producers through a staff of technically trained sales and technical service personnel located
throughout the country.   Sales of the AHD's products outside
North America are made primarily through the use of distributors and sales companies. Although the AHD is not dependent on any one customer, the customer base for animal health products is in a consolidation phase. Therefore, as consolidation continues, the AHD could become more dependent on certain individual customers as such customers increase their size and market share.

      Because most of AHD's products are feed additives, the division's sales of such products may be affected by the price of feed grain. In 1996, the Company's results were negatively impacted by record increases in U.S. grain (corn and wheat) prices. These high prices resulted in a reduction in the use of feed additives in general and intense price competition. Although prices have decreased from their 1996 peak levels, the Company cannot predict whether future feed grain price developments might have an adverse effect on the Company.

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


                  Aquatic Animal Health Division ("AAHD")

     The AAHD develops, manufactures and markets vaccines for use in immunizing farmed fish against disease. The division is managed by a single senior management team and business is conducted through two wholly-owned subsidiaries, Alpharma Oslo and Alpharma NW Inc. ("NW") which was acquired in July 1989. Presently, the AAHD is the leading supplier of vaccines for farm raised salmon in Norway, which is the largest market in the world for the farming of salmon. In 1996, approximately 55% of the revenues of the AAHD were generated from the Norwegian market.

      The AAHD maintains two manufacturing locations, Bellevue, Washington and Overhalla, Norway. The Overhalla facility was purchased by the AAHD in November 1994 and a new production unit within such facility was completed in 1996 so that it is capable of manufacturing aquaculture products using state of the art technology. The facility is also used to manufacture ringworm vaccines for cattle and listeriosis vaccines for sheep and goats.

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

Research, Product Development and Technical Activities

     Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the Human Pharmaceuticals segment within the U.S., Norway and Denmark concentrate on the development of generic equivalents of established branded products as well as discovering creative uses of existing drugs for new treatments and on compiling the necessary data to obtain government approvals. The Company's research, product development and technical activities also focus on developing proprietary drug delivery systems and on improving existing delivery systems, fermentation technology and packaging and manufacturing techniques. In view of the substantial funds which are generally required to develop new chemical drug entities the Company has not emphasized such activities. The Company's technical development activities for the Animal Health segment involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for or variations of existing products and seeking related FDA and analogous governmental approvals.

      Generally, research and development are conducted on a divisional basis. The Company conducts its technical product development activities at its facilities in Copenhagen, Denmark, Oslo, Norway, Baltimore, Maryland, Bellevue, Washington and Chicago Heights, Illinois, as well as through independent research facilities in the U.S.

      Research and development expenses were approximately  $34.3 million, $32.8 million, and $32.5 million in 1996, 1995 and 1994, respectively.

Financial  Information About Foreign and Domestic Operations  and
Export Sales

      The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for over 45% of the Company's revenues in 1996. For certain financial information concerning foreign and domestic operations see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.

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

Regulation; Proprietary Rights

      The research, development, manufacturing and marketing of the Company's products are subject to comprehensive government regulation by the FDA in the U.S., and by comparable authorities in Norway, Denmark, Indonesia and other countries. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, total or partial suspension of production and/or distribution, refusal of the government to approve new products and criminal prosecution. Such government regulation substantially increases the cost of producing human pharmaceutical and animal health products.

     FDA approval is required before any new prescription or over-the-counter drug products or any animal health drug can be marketed in the U.S. All applications for FDA approval must contain data relating to bioequivalency, product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control. Validation of manufacturing processes are also required before a company can market new products and the
FDA   conducts   pre-and  post-approval  reviews   and   facility
inspections to implement these rules. Supplemental filings for approval to transfer products from one manufacturing site to another also require review. Analogous governmental and agency approvals are similarly required in other countries where the
Company  conducts  business.   These  government  approvals   are
therefore very important to both the Human Pharmaceuticals and Animal Health segments.

      The Company's manufacturing operations (in the U.S. as well as two of the Company's European facilities that manufacture products for export to the U.S.) are required to comply with Current Good Manufacturing Practices ("CGMP") as interpreted by the FDA and, in countries outside the U.S., with similar regulations. This concept encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. Consequently, continuing compliance with CGMP is a particularly difficult and expensive part of regulatory compliance, especially since the FDA and certain other analogous governmental agencies have increased the number of regular inspections to determine compliance. As a result of actions taken by the Company to respond to the progressively more demanding regulatory environment in which it operates, the operating income of the USPD's operations has been particularly affected as the Company has spent, and will continue to spend, significant funds and management time on FDA compliance matters. In this regard, in 1992, AUI concluded a binding agreement in the form of a consent decree with the FDA which clarified AUI's regulatory obligations (the "Consent Decree"). The Consent Decree defines the standards AUI must achieve in meeting CGMP. USPD's Able operation also signed an amended consent decree with FDA governing manufacturing operations in accordance with CGMP. Additionally, the Company is currently responding to a Warning Letter issued by the FDA regarding FDA's latest inspection of bulk antibiotic production at its Skoyen, Norway plant.

      The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and analogous foreign agencies, and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements.

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

      The Waxman-Hatch Act of 1984 ("WH Act") extended the abbreviated application procedure for obtaining FDA approval for generic forms of brand-name pharmaceuticals originally marketed before 1962 which are off-patent or whose market exclusivity has expired. The WH Act also provides market exclusivity provisions which could preclude the submission or delay the approval of a competing ANDA. One such provision allows a five year market exclusivity period for New Drug Applications ("NDA") involving new chemical compounds and a three year market exclusivity period for NDA's containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products.
Another provision may extend patents for up to five years as compensation for reduction of the effective life of the patent as a result of time spent by the FDA reviewing an application for a drug. Patents may also be extended pursuant to the terms of the Uruguay Round Agreements Act ("URAA"). Therefore, the Company cannot predict the extent to which the WH Act or URAA could postpone launch of some of its new products.

      The Generic Drug Enforcement Act of 1992 establishes penalties for wrongdoing in connection with the development or submission of an ANDA by authorizing the FDA to permanently or temporarily debar companies or individuals from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market generic drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with certain wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending ANDA under the "Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy".

      The methods of reimbursement and fixing of reimbursement levels under Medicare, Medicaid and other reimbursement programs are under active review by state and federal government as well as by private third party payors. In addition, Medicaid legislation requires that all pharmaceutical manufactures rebate to individual states a percentage of their revenues arising from Medicaid-reimbursed pharmaceutical sales. The required rebate for generic manufacturers is currently 11%. The Company believes that the federal and/or state governments may continue to review and assess alternative payment methodologies and reform measures aimed at reducing the cost of drugs to the public. Due to the uncertainties regarding the ultimate features of such reform initiatives, the Company cannot predict which, if any, of such measures will be adopted, when they will be adopted or what impact they may have on the Company.

      In many countries in which the Company does business, including some of the Scandinavian countries, the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes usually based on costs or prices of comparable products and subsequent price increases may also be regulated. In past years, as part of overall programs to lower health care costs, certain European governments have not allowed price increases and have introduced various systems to lower prices. As a result, cost increases and/or lower revenues due to exchange rate fluctuations have not been recovered.


Environmental Matters

      The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. During 1995, the Company's AUI subsidiary received and responded to a
Notice of Potential Liability and Request for Information on a site owned by Ramp Industries, an unaffiliated third party. AUI historically made one small shipment to the site and no material expenditures are expected to be made in conjunction with this matter. Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in 1997.

Employees

     As of December 31, 1996, the Company had approximately 2,550 employees, including 1,100 in the U.S. and 1,450 outside of the U.S.

Item 1A.  Executive Officers of the Registrant

      The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

     Each of the Company's corporate officers has been elected to the indicated office or offices of the Registrant, to serve as such until the next annual election of officers of the Registrant (expected to occur May 28, 1997) and until his successor is elected, or until his earlier death, resignation or removal.

Name and Position                  Principal Business Experience
with the Company            Age    During the Past Five Years

E.W. Sissener               68     Chief Executive Officer since
Chairman, Director and             June 1994.  Member of the
Chief Executive Officer            Office of the Chief Executive
                                   of the Company July 1991-- May
                                   1994.  Chairman of the Company
                                   since 1975.  President,
                                   Alpharma AS since October
                                   1994.  President of A.L.
                                   Industrier AS 1972--1994.
                                   Chairman of A.L. Industrier AS
                                   since November 1994.

Jeffrey E. Smith            49     Chief Financial Officer and
Vice President, Finance            Vice President since May 1994.
and Chief Financial                Executive Vice President and
Officer                            Member of the Office of the
                                   Chief Executive July 1991--
                                   May 1994.  Vice President,
                                   Finance of the Company from
                                   November 1984--July 1991.

Diane M. Cady               42     Vice President, Investor
Vice President,                    Relations since November 1996.
Investor Relations                 Vice President, Investor
                                   Relations for Ply Gem
                                   Industries, Inc. 1987--October
                                   1996.

Phil Corke                  43     Vice President, Human
Vice President, Human              Resources since April 1996.
Resources                          Director of Training,
                                   Development and International
                                   Compensation, Textron
                                   Corporation 1994--March 1996.
                                   Director, Human Resources--
                                   Europe, Bristol-Myers Squibb
                                   Company 1990--1993.

Beth P. Hecht               33     Corporate Counsel of the
Secretary and Corporate            Company since June 1993.
Counsel                            Secretary of the Company since
                                   November 1993. Attorney with
                                   the law firm of Kirkland &
                                   Ellis 1990--1993.

Albert N. Marchio, II       44     Treasurer of the Company since
Treasurer                          May 1992. Treasurer of Laura
                                   Ashley, Inc. 1990--1992.

John S. Towler              48     Controller of the Company
Controller                         since March 1989.

Thomas L. Anderson          48     President of the Company's
Vice President and                 U.S. Pharmaceuticals Division
President, U.S.                    since January 1997; President
Pharmaceuticals                    and Chief Operating Officer of
Division                           FoxMeyer Health Corporation
                                   May 1993--February 1996;
                                   Executive Vice President and
                                   Chief Operating Officer of
                                   FoxMeyer Health Corporation
                                   July 1991--April 1993.

David E. Cohen              42     President of the Company's
Vice President and                 Animal Health Division since
President, Animal                  October 1994; President,
Health Division                    Animal Health Division of
                                   A. L. Laboratories, Inc.
                                   September 1988--October 1994.

Thor Kristiansen            53     President of the Company's
Vice President and                 Fine Chemicals Division since
President, Fine                    October 1994; President,
Chemicals Division                 Biotechnical Division of
                                   Apothekernes Laboratorium A.S
                                   1986--1994.

Knut Moksnes                46     President of the Company's
Vice President and                 Aquatic Animal Health Division
President, Aquatic                 since October 1994; Managing
Animal Health Division             Director, Fish Health Division
                                   of Apothekernes Laboratorium
                                   A.S 1991--1994.

Ingrid Wiik                 52     President of the Company's
Vice President and                 International Pharmaceuticals
President,                         Division since October 1994;
International                      President, Pharmaceutical
Pharmaceuticals                    Division of Apothekernes
Division                           Laboratorium A.S 1986--1994.

Item 2.   Properties

     The Company's principal production and technical development facilities are located in the United States, Denmark, Norway and Indonesia. The Company also owns or leases offices and warehouses in the United States, Sweden, Holland, Finland and elsewhere.

                                   FACILITY
                           LAND      SIZE
LOCATION        TITLE     (acres)    (sq.    USE
                                     ft.)
Fort Lee, NJ    Leased         --    48,000  Office - Alpharma
                                             corporate office
                                             and AHD
                                             Headquarters
Skoyen, Norway  Leased         --   204,400  Manufacturing of
                                             AHD and FCD
                                             products, Alpharma
                                             corporate office
                                             and headquarters
                                             for IPD, FCD and
                                             AAHD.
Chicago         Owned          20   195,000  Manufacturing,
Heights, IL                                  warehouse, R&D and
                                             offices for AHD
Bellevue, WA    Leased         --    20,000  Manufacturing,
                                             warehouse,
                                             laboratory and
                                             offices for AAHD
Baltimore, MD   Owned          19   268,000  Manufacturing, and
                                             headquarters for
                                             USPD
Baltimore, MD   Leased         --    18,000  Research and
                                             Development for
                                             USPD
Columbia, MD    Leased         --   165,000  Central
                                             Distribution Center
                                             for USPD
Lincolnton, NC  Owned          13   138,000  Manufacturing and
                                             offices for USPD
Lowell, AK      Leased         --    68,000  Manufacturing,
                                             warehouse and
                                             offices for AHD
Niagara Falls,  Owned           2    30,000  Warehouse and
NY                                           offices for USPD
Lier, Norway    Owned          23   118,400  Manufacturing of
                                             IPD products,
                                             warehousing and
                                             offices
Overhalla,      Owned           1    12,900  Manufacturing of
Norway                                       vaccines,
                                             warehousing and
                                             offices for AAHD
Vennesla,       Owned           4    81,300  Manufacturing of
Norway                                       adhesive bandages
                                             and surgical tapes,
                                             warehousing and
                                             offices for IPD
Copenhagen,     Owned          10   425,000  Manufacturing,
Denmark                                      warehouse, R&D and
                                             offices for IPD and
                                             FCD
Jakarta,        Owned           5    80,000  Manufacturing,
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

      From time to time the Company is involved in certain non-material litigation which is ordinarily found in businesses of this type, including contract, employment matters and product liability actions. Product liability suits represent a continuing risk to pharmaceutical companies. The Company attempts to minimize such risks by strict controls over manufacturing and quality procedures. Although the Company carries what it believes to be adequate insurance, there is no assurance that such insurance can fully protect it against all such risks due to the inherent potential liability in the business of producing pharmaceuticals for human and animal use.



Item 4.    Submission of Matters to a Vote of Security Holders

               Not applicable.
                            PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters

Market Information

     The Company's Class A Common Stock is listed on the New York
Stock  Exchange ("NYSE").  Information concerning  the  1996  and
1995 sales prices of the Company's Class A Common Stock are set forth in the table below.

                              Stock Trading Price
                          1996                     1995
     Quarter         High      Low            High       Low

       First    $   27.375   $22.00           $23.13   $19.25
     Second       $ 26.00   $19.125          $24.00    $16.50
       Third    $   21.25   $14.625          $23.33    $17.25
     Fourth     $ 16.50     $10.625          $26.38    $21.38

      As of December 31, 1996 and March 1, 1997 the Company's stock closing price was $14.625 and $13.50, respectively.

     Warrants to purchase the Company's Class A Common Stock with an exercise price of $21.945 and expiring on January 3, 1999 commenced trading on the NYSE in October 1995 with an initial trade of $7.00. At December 31, 1996 and March 1, 1997, the closing price of the Company's warrants was $2.375 and $3.00, respectively.

Holders

      As of March 1, 1997, there were 1,034 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97% of the outstanding Class A Common Stock as a nominee.


Dividends

       The   Company  has  declared  consecutive  quarterly  cash
dividends  on  its Class A and Class B Common Stock beginning  in
the  third  quarter of 1984.   Quarterly dividends per  share  in
1996 and 1995 were $.045 per quarter or $.18 per year.
Item 6.   Selected Financial Data

      The following is a summary of selected financial data for the Company and its subsidiaries. Financial data for prior years has been restated to reflect the 1994 combination with Alpharma Oslo as a pooling of interests. The data for each of the three years in the period ended December 31, 1996 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

                              Years Ended December 31,
Income  Statement Data (1) 1996(4)   1995      1994(3)   1993     1992

Total revenue            $486,184  $520,882  $469,263  $402,675  $358,632
Cost of sales             297,128   302,127   275,543   233,423   194,665

  Gross profit            189,056   218,755   193,720   169,252   163,967

Selling, general and
 administrative
 expenses                 185,136   166,274   177,742   139,038   128,658

 Operating income           3,920    52,481    15,978    30,214    35,309

Interest expense          (19,976)  (21,993)  (15,355)  (14,996)  (18,534)
Other income, net            (170)     (260)    1,113     1,880     3,937
 Income (loss) from
  continuing operations
  before taxes            (16,226)   30,228     1,736    17,098    20,712
Provision (benefit)
  for taxes                (4,765)   11,411     3,439     6,969     7,161
 Income (loss) from
  continuing operations  $(11,461) $ 18,817  $ (1,703) $ 10,129  $ 13,551
 Net income (loss)(2)    $(11,461) $ 18,817  $ (2,386) $ 10,129  $ 20,974
Average number of
 shares outstanding:
    Primary                21,715    21,754    21,568    21,581    18,388
   Fully Diluted           21,715    22,407    21,568    21,581    21,568
Earnings per share:
 Fully diluted
  Income (loss) from
   continuing operations $   (.53) $    .84  $   (.08) $    .47  $    .74
  Net income (loss)      $   (.53) $    .84  $   (.11) $    .47  $   1.09
  Dividend per common
  share                  $    .18  $    .18  $    .18  $    .18  $    .18

(1) Includes results of operations from date of acquisition of the Wade Jones Company (July 1994), the Lincolnton facility (March 1993),
Norgesplaster  A/S  (January  1993),  and  Able  Laboratories,   Inc.
(October 1992). Reflects the adoption of Statement of Financial Accounting Standards No. 109 and No. 106 effective January 1, 1992 and January 1, 1993, respectively.

(2) Net income includes: 1994 - extraordinary item - loss on extinguishment of debt ($683); 1992 - cumulative effect of a change in accounting for income taxes - $2,614; 1992 - Income from discontinued Human Nutrition Segment - $4,809.

(3) 1994 includes transaction costs relating to the combination with Alpharma Oslo and management actions which are included in cost of goods sold ($450) and selling, general and administrative ($24,200). Amounts net after tax of approximately $17,400.

(4) 1996 includes management actions relating to production rationalizations and severance which are included in cost of goods sold ($1,100) and selling, general and administrative
($17,700).     Amounts net after tax of approximately $12,600.

                                 As of December 31,
Balance Sheet Data (1)    1996       1995      1994      1993      1992

Current assets           $274,859  $282,886  $250,499  $202,913  $178,283

Non-current assets        338,548   351,967   341,819   324,704   302,730

 Total assets           $613,407  $634,853  $592,318  $527,617  $481,013

Current liabilities      $155,651  $169,283  $154,650  $139,205  $107,015

Long-term debt,
  less current
  maturities              233,781   219,451   220,036   144,350   133,701

Deferred taxes and
  other non-current
  liabilities              37,933    40,929    36,344    40,129    33,454

Stockholders' equity(2)   186,042   205,190   181,288   203,933   206,843
  Total liabilities
  and equity             $613,407  $634,853  $592,318  $527,617  $481,013


(1) Includes accounts from date of acquisition of the Wade Jones Company (July 1994), the Lincolnton facility (March 1993), Norgesplaster A/S (January 1993), and Able Laboratories, Inc. (October 1992) and the conversion of the Convertible Subordinated Debentures in 1992.

(2) 1994 reflects acquisition of Alpharma Oslo accounted for as a pooling of interests with cash purchase price deducted from stockholders' equity.


Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Overview

      1996 was a year in which internally initiated management actions intended to improve future operations resulted in 1996 charges and external market conditions adversely affected operations in both industry segments to varying degrees. These factors combined to produce a loss for 1996 and included the following:

 Management actions - approximately $12.6 million after tax.

         Rationalization  of  the  International   Pharmaceutical
     Division's ("IPD") selling and marketing organization in Scandinavia resulting in charges for severance.

        Commencement of an IPD plan to transfer all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway resulting in charges for severance, asset write-offs and other exit costs.

        Commencement of a U.S. Pharmaceuticals Division ("USPD") plan to accelerate the move of production from locations in New Jersey and New York to an existing plant in Lincolnton, North Carolina resulting in charges for severance, asset write-offs and other exit costs.

        Rationalization of the Animal Health Division ("AHD") and
     USPD organizations to address current competitive conditions in their respective industries resulting in charges for severance and other termination benefits.

 External Factors.

        Fundamental shift in generic pharmaceutical industry distribution, purchasing and stocking patterns resulting in significantly lower sales and prices in the USPD.

        Significant bad debt expense due to the bankruptcy of a major wholesaler to the USPD and collection difficulties in certain international markets.

       High feed grain prices in the Animal Health industry which resulted  in lower industry usage of feed additive  products
     supplied  by  AHD  and  increased  competition  among   feed
     additive suppliers.

        Generally increased competition in all industries and markets served by the Company's operating divisions.

      By comparison, 1995 was a year where management actions had a neutral effect on profitability and markets were relatively steady.

      1994 was a year of significant change for the Company. The following major events occurred and had an effect on the Company's operations and financial position.

           The Company acquired the related Norwegian Human Pharmaceutical and Animal Health businesses ("Alpharma Oslo") of its controlling shareholder for $23.6 million and warrants to purchase 3.6 million shares of the Company's Class A Common Stock. The combination was accounted for in a manner similar to a pooling of interests since the companies were under common control. All prior financial statements were restated to include Alpharma Oslo.

          The Company reorganized its business into two main segments. The Human Pharmaceuticals Segment which includes the IPD, the USPD and the Fine Chemicals Division ("FCD"), and the Animal Health Segment which includes the AHD (both U.S. and International) and the Aquatic Animal Health Division ("AAHD").

         The Company incurred significant charges as follows:

                     Direct transaction expenses relating to  the
          acquisition   of   Alpharma  Oslo   including   special
          committee fees, investment banking, legal, accounting and other expenses - $2.9 million after tax.

                     Post-combination management actions which resulted in charges for severance, exiting of certain businesses and product lines and other related actions
          - $14.5 million after tax.

          The Company obtained a $185.0 million credit facility to purchase Alpharma Oslo, refinance a significant amount of existing long and short term debt and for general corporate purposes. The refinancing of existing debt resulted in an extraordinary item for a loss on debt extinguishment of $.7 million after tax.

       On a comparative basis excluding management actions, operating income by segment for the three years was as follows
(in millions):

                           HPS       AHS    Unallocated   Total

Operating income* 1996     $5.6     $22.5     $(5.4)      $22.7
Operating income* 1995    $25.5     $31.4     $(4.6)      $52.3
Operating income* 1994    $15.2     $30.5     $(5.0)      $40.7

*Excludes management actions which are detailed in the year on year analysis.

Results of Operations - 1996 Compared to 1995

      Total revenue decreased $34.6 million (6.7%) in 1996 compared to 1995. Operating income in 1996 was $3.9 million, a decrease of $48.6 million, compared to 1995. The Company recorded a net loss in 1996 of $.53 per share compared to net income of $.84 per share in 1995. The net loss is attributable to charges for management actions (approximately $.58 per share net loss) and generally difficult operating conditions. (See sections:
"Management Actions", "U.S. Generic Pharmaceutical Industry" and "Animal Health Division Market Conditions.")

      Revenues declined by $5.1 million (3.1%) in the Animal Health Segment ("AHS"). The AHD revenues declined due to lower sales volume of BMDr and other feed additives primarily to the poultry market and price erosion due to competition. The decline in the sale of other feed additives to the poultry market is attributable mainly to the mutual termination of a distribution agreement with Merck AgVet. AAHD revenues were lower due to the introduction of competitive products in the Norwegian fish vaccine market and an overall reduction in Norwegian salmon production.

      Revenues in the Human Pharmaceuticals Segment ("HPS") were $29.7 million lower primarily due to USPD revenues which declined approximately 12%, as a result of price and volume reductions in the base product line (principally cough and cold products) due to a fundamental shift in industry distribution, purchasing and stocking patterns including a substantial drop in sales to generic drug distributors. The declines were partially offset by increased sales of products introduced in 1994 and 1995 and sales of Minoxidil introduced in the second quarter of 1996. Revenues for IPD and FCD declined by 3.9% and 5.1%, respectively due to volume reductions and to a lesser extent currency translation offset partially by limited price increases.

      On  a  consolidated  basis, gross  profit  decreased  $29.7 million
and the gross margin percent was 38.9% in 1996 compared to 42.0% in 1995. The gross profit for the Animal Health Segment declined due to the lower volume sold of BMDr and high margin fish vaccines and generally lower pricing due to competition. The gross profit in the Pharmaceuticals Segment declined over $20.0 million due principally to the USPD. The USPD was affected by lower sales volume, and significantly lower pricing across the product line due to changes in the generic pharmaceutical industry. Lower sales volume also affected gross profit by causing reduced production volume which increases production costs per unit. IPD and FCD also had lower gross margins due primarily to lower sales. In addition, 1996 includes $1.1 million primarily for accrued stay bonuses for production employees in facilities to be closed in both the USPD and IPD. (Included in Management Actions.)

     Operating expenses (i.e. selling, general and administrative expenses "SG&A") on a consolidated basis increased $18.9 million or 11.3%. Included in 1996 operating expenses are management actions totaling $17.7 million which include the following by segment: HPS - severance and termination benefits, $6.7 million; write off of assets at facilities to be closed $4.1 million; and exit costs and other $2.1 million. AHS - Severance and termination benefits $4.0 million; and exit costs and other $.4 million. Unallocated - severance and termination benefits $.4 million. Additionally, 1996 includes bad debt expenses of $2.0 million related to the bankruptcy of a major wholesaler and $1.0 million for financial advisory and consulting services related to a potential acquisition. The following table summarizes the above:

                                 1996         1995

SG&A as reported               $185.1        $166.3

Management actions
(described herein)
   1996                         (17.7)
   1995                                          .2

Financial advisory fees          (1.0)

Bad debt expense related
  to the bankruptcy
  of a wholesaler                (2.0)       _____

SG&A as adjusted               $164.4        $166.5

      The lack of growth in SG&A, excluding the items described above, reflects an emphasis on cost control in response to difficult business conditions in a number of markets (including lower bonuses paid in 1996), a reduction of expenses resulting from prior year management actions which reduced payroll and generally flat selling and marketing expenses certain of which vary directly with sales.

     Operating income as reported declined $48.6 million.

      The Company believes the change in operating income from 1995 to 1996 can be approximated as follows:

                            HPS      AHS   Unallocated    Total

Operating income 1995     $26.1    $30.8    $(4.4)       $52.5

 Sales/gross profit
 (decrease) increase:
     Volume               (21.0)   (7.0)                 (28.0)
     Price                 (8.0)   (2.0)                 (10.0)
     New products          12.0    4.0                    16.0
(Increase) Decrease in:
  Production and
    operating expenses     (2.9)   (3.8)      (.9)        (7.6)
  Management Actions      (14.4)    (4.1)     (.5)       (19.0)

Operating income 1996    $ (8.2)   $ 17.9   $(5.8)      $  3.9

      Interest expense declined $2.0 million in 1996 compared to 1995 due to lower interest rates in 1996 and to a lesser extent decreased average debt levels.

     The provision for income taxes was 37.8% in 1995 compared to a benefit for income taxes (due to the pre-tax loss) of 29.4% in 1996. The principal difference between both the actual rates and the statutory rates is due to the effect of non-deductible expenses (principally goodwill).

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

      Animal Health Segment revenues increased primarily due to the acquisition of the Wade Jones Company, Inc. in July 1994. In addition, revenue increases were achieved due to higher sales internationally and, to a lesser extent, domestically, of disease preventative products used in poultry markets and sales of products made pursuant to a poultry products distribution agreement signed with Merck AgVet in July 1994. In 1996 the distribution agreement was terminated by mutual agreement as Merck sold its poultry line to an unrelated third party. BMDr sales increased marginally with volume gains in poultry markets, offset by lower volume in the domestic swine market which was impacted by adverse economic conditions experienced by pork producers. The AAHD sales of fish vaccines were lower than 1994 due to increased competition in the Norwegian salmon farming market, offset partially by sales of newly introduced trout and other vaccines.

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

      Gross profit dollars in the Animal Health Segment increased at a rate lower than the sales increase. The gross profit percent declined due to sales increases attributable to the Wade Jones
Company, Inc., a distributor to the poultry market, and sales made pursuant to the poultry product distribution agreement with Merck AgVet. The composition of Animal Health Division sales has changed with the addition of these two distribution businesses which have lower gross margins. In addition, gross profits were negatively affected due to lower volume of high gross margin fish vaccine sales.

      Operating expenses were $166.3 million in 1995 compared to $177.7 million in 1994. Operating expenses in 1995 include a net benefit of $.2 million relating to 1995 post combination management actions. The net benefit includes income from the sale of an equity interest and other rights in an R&D company ($6.5 million) offset by the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD ($4.6 million) and severance of 77 employees in the IPD, USPD and AHD ($1.7 million). Operating expenses in 1994 include management actions and transaction expenses totaling $24.2 million summarized by segment as follows: HPS: severance of $2.9 million, $8.3 million (including the write off of $5.8 million of intangibles) for the exit of the USPD from the tablet business in the U.S., $3.4 million for a write off of an intangible relating to an oral health care product which will no longer be marketed, $.9 million for the write down to fair market value of land which will be held for sale, $2.5 million for an accelerated payment for contractually committed research and development relating to a project which will no longer be funded by the Company and $.5 million for closing sales offices and eliminating duplicate distributors and other. AHS: exiting of an antibiotic product and related equipment of $1.7 million and severance of $.3 million.

     Unallocated expenses relate primarily to Corporate functions and include severance of $.6 million and $3.1 million for transaction expenses primarily for legal, accounting and investment banking services incurred in 1994 to complete the combination.

      On a comparable basis, operating expenses increased approximately $13.0 million (8.5%) compared to an 11.0% sales increase. Operating expenses increased due to variable selling expense increases, additional research and development expenses, the acquisition of the Wade Jones Company in July 1994 and the effect of the translation of NOK and DKK expenses into U.S. Dollars.

     Post combination and transaction expenses impacted operating income by segment in 1995 and 1994 as follows:

                       HPS       AHS   Unallocated     Total
Operating income
 (loss) as reported:

    1995             $26.1      $30.8    $(4.4)        $52.5

    1994             $(3.8)     $28.5    $(8.7)        $16.0

Transaction costs
 and post-combination
 actions (income)
 expense:

    1995            $ (.7)     $  .5    $   -         $(.2)

    1994            $19.0      $  2.0   $  3.7       $24.7

Operating income (loss)
 excluding transaction
 costs (1994) and post-combination
 actions:

    1995            $25.4      $31.3    $(4.4)       $52.3


    1994            $15.2      $30.5    $(5.0)       $40.7

      Interest expense increased $6.6 million for the year ended 1995, due to increased debt levels resulting from the acquisition of Alpharma Oslo in October 1994, increased capital expenditures in 1994, the acquisition of the Wade Jones Company, Inc. in July 1994, and increased working capital requirements to support sales increases. Additionally, interest rates have generally increased relative to 1994. Comparability is also affected in that the Company restated the 1994 financials to reflect the acquisition of Alpharma Oslo in a manner similar to a pooling of interests. The restated results for 1994 do not include interest expense on either the cash consideration or actual transaction costs which would have been incurred had the acquisition taken place in prior periods. The Company estimates that interest expense calculated on a comparable basis in 1994 would have been approximately $1.5 million higher.

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

     The provision for income taxes in 1995 was 37.8% compared to income taxes in excess of pretax income in 1994. The rate in 1995 represents a more normal relationship and the diminishing effect as pre-tax income increases of non-deductible expenses primarily related to goodwill amortization.

Inflation

     The effect of inflation on the Company's operations during 1996, 1995 and 1994 was not significant.

Governmental Actions affecting the Company

      The Company's operations in all countries are subject to regulation which includes inspections of manufacturing facilities, requires approvals to market products, and can result in the recall of products and suspension of production. In the United States the Food and Drug Administration (FDA) has imposed stringent regulatory requirements on the pharmaceutical industry. The U.S. manufacturing companies included in the Company's Human Pharmaceuticals Segment, as well as two of the Company's European facilities that manufacture products for export to the U.S., are affected in that they are required to comply with the FDA's interpretation of CGMP.

      In 1994, 1995 and 1996, regulatory compliance has continued to affect costs directly by requiring the addition of personnel, programs and capital and indirectly by adding activities without directly increasing efficiency. The costs both direct and indirect of regulatory compliance (which have increased in recent years) may continue to increase in the future.

       In the fourth quarter of 1996 the Company recorded approximately $1.3 million representing the estimated costs for a recall of certain lots of four products: Guiatuss AC and DAC; Dihistine expectorant and Lidocaine. This recall resulted from the Company's ongoing internal quality programs which identified a required revision of expiration dates for these products.

      In July 1994, the Company ceased the marketing of products which contain iodinated glycerol. The cessation was the result of an industry wide banning of such products by the FDA. Because the FDA allowed for an orderly cessation of sales of these products the immediate impact was minimized.

      Iodinated glycerol products represented approximately 2% of the Company's 1994 sales and the loss of sales of these products negatively impacted the Company's 1995 operations.

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

       In September 1995, the Company announced additional management actions which continued the process begun in December 1994. The actions include elimination of up to 130 positions company-wide (77 employees were severed in 1995), further efforts toward consolidation of operations in the Company's USPD, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD and the sale in September of its minority equity position and certain other rights in the R&D company.

      In the first quarter of 1996 the Company continued the process and announced the reorganization of the IPD sales and marketing organization in Scandinavia. The reorganization resulted in severing 30 personnel at a cost of $1.9 million. IPD estimates the annual expense reduction by 1997 from this action at over $1.0 million.

      In the second quarter of 1996, the Board of Directors approved an IPD production rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer will be completed in 1998 and will result in the net reduction of approximately 100 employees. The rationalization plan resulted in a charge in the second quarter for severance for Copenhagen employees, an impairment write-off for certain buildings and machinery and equipment and other exit costs.

      In 1995 the Company announced a plan by USPD to move all suppositories and cream and ointment production from two present locations to the Lincolnton, N.C. location. The transfer of prescription products requires the Company to obtain the approval of the FDA for each product transferred. The Company has been successful to date in the product transfer but the ultimate time necessary and complete success cannot be predicted with certainty by the Company. Based on results through the second quarter of 1996 USPD prepared to plan to accelerate the previously approved plan for consolidation of the manufacturing operations within USPD. The Board of Directors approved the acceleration in May 1996.

      The acceleration plan included the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan provided for complete exit by early 1997 and has resulted in a net reduction of over 150 employees. The acceleration plan resulted in a second quarter charge for severance of employees, a write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs. In the third quarter of 1996 the Company sold its tablet business which was located in New Jersey and sub-leased the New Jersey location. The sale netted proceeds of approximately $.5 million and resulted in the adjustment of certain accruals for exit costs made in the second quarter which contemplated the shut down of the facility.

     Because of the time necessary to complete the transfers, the production rationalization plans include stay bonus plans to keep the production work force intact until the transfer is complete. The stay bonus plans generally require the employee remain until their position is eliminated to earn a payment. The overall cost of these plans is estimated at $1.9 million and is being accrued over the periods necessary to achieve the shut downs. In the first quarter of 1997 the New York facility was shut down and the stay bonus has been substantially paid.

      In the second half of 1996 additional management actions included a reorganization at USPD which resulted in severing 15 employees and a reorganization of the Animal Health Division business practices and staffing levels which resulted in severing and/or early retirement of 33 employees and other exit costs.

      As a result of the 1996 reorganizations in USPD and AHD the Company believes annual payroll and payroll related costs of $2.5 million have been eliminated. The production rationalization plans are expected to significantly benefit operations in 1997 for USPD and in 1998 for IPD.

      The Company believes the dynamic nature of its business may present additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, while no actions are presently planned, similar management actions or changes to announced management actions may be required in the future.

U.S. Generic Pharmaceutical Industry

      The U.S. Generic Pharmaceutical industry has historically been characterized by intense competition which is evidenced by eroding prices for products as additional market participants receive approvals for these products. Growth has historically occurred through new product approvals and subsequent sales exceeding declines in the base product line due to price reductions and/or volume decreases. Generic pharmaceutical market conditions were further exacerbated in the second half of 1996 by a rapidly emerging fundamental shift in industry distribution, purchasing and stocking patterns. The shift has resulted in a substantial drop in the USPD's volume overall but in particular to generic drug distributors who represent an important but declining part of the Company's base business. Programs initiated by major wholesalers have accelerated the changes and have forced prices to decline at a faster rate. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesalers. The USPD has been affected by lower sales as distributors reduced business and as wholesalers reduced inventories and prices. The Company has made agreements with major wholesalers to provide product but cannot predict the effect on future volume and prices. USPD has been and will continue to be affected by the competitive and changing nature of this industry. Accordingly, because of competition, the significance of relatively few major customers (i.e. large wholesalers, distributors and chain stores), a rapidly changing market and uncertainty of timing of new product approvals, USPD sales volume and prices are subject to unforeseen fluctuation. The generic industry in general is subject to similar fluctuations.

Animal Health Division Market Conditions

      The Animal Health Division's principal product, BMDr, is a feed additive used to promote growth and feed efficiency and prevent or treat diseases in Swine and Poultry. AHD also sells other feed additives most of which are used in combination or sequentially with BMDr. In 1996 and especially in the second quarter, results were negatively impacted by a steep rise in grain (corn and wheat) prices in the U.S. The record high prices of these feed grains in the second quarter resulted in intense price competition and a reduction in the use of feed additives in general, including AHD products, primarily in the poultry market. During the second half of 1996 feed grain prices were lower relative to the second quarter but were still historically high. Price and other competitive intensity has continued. The Company does not believe grain prices will remain high permanently but does believe that competitive conditions in the industry will remain intense for the foreseeable future. The Animal Health Division has reevaluated its business structure and practices to address the current industry conditions.

European Operations

      The fluctuations of European currencies have and will continue to impact the Company's European operations which comprised approximately 45% of revenues in the year ended December 31, 1996. In addition, many European governments have enacted or are in the process of enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or not allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations or future governmental pricing actions or their impact on the Company's results.

Liquidity and Capital Resources

      At December 31, 1996, stockholders' equity was $186.0 million compared to $205.2 million and $181.3 million at December 31, 1995, and 1994, respectively. The ratio of long-term debt to equity was 1.26:1, 1.07:1 and 1.21:1 at December 31, 1996, 1995
and 1994, respectively. The decrease in stockholder's equity in 1996 primarily reflects the 1996 loss of the Company and an decrease in the translation adjustment ($5.4 million) due to the weakening of the DK and NOK in 1996.

      Working capital at December 31, 1996 was $119.2 million compared to $113.6 million and $95.8 million at December 31, 1995 and 1994, respectively. The current ratio was 1.77:1 at December 31, 1996 compared to 1.67:1 and 1.62:1 at December 31, 1995 and 1994, respectively.

      Significant fluctuations included accounts receivable being lower in 1996 by $11.6 million resulting from substantially lower fourth quarter sales in the USPD and the European subsidiaries offset by a tax refund receivable of $7.2 million recorded due to the domestic tax loss incurred by the Company. The current portion of long-term debt was reduced as a result of an amendment to the Company's long term debt agreement. Accrued expenses increased due primarily to accruals for severance related to management actions of approximately $9.3 million.

      All working capital elements also decreased in 1996 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Danish Krone and Norwegian Krone, weakened versus the U.S. Dollar as compared to 1995 by approximately 7% and 2%, respectively. The approximate decrease due to currency translation was: accounts receivable $2.4 million, inventory $2.3 million and accounts payable and accrued expenses $1.9 million.

      The Company presently has various capital expenditure programs under way and planned including the expansion of the
Lier, Norway facility. In 1996, the Company's capital expenditures were $30.9 million and in 1997 the Company plans to spend approximately the same amount as in 1996.

      At December 31, 1996, the Company had $26.5 million available under existing short-term unused lines of credit and $15.9 million in cash. In addition, the Company has $1.5 million available in Europe under long-term lines of credit and $6.8 million available under an amended revolving credit facility. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs. A substantial portion of the Company's short-term and long-term debt is at variable interest rates. At December 31, 1996, the Company has entered into interest rate agreements to fix the interest rates for $61.8 million of the variable debt at 5.655% plus the required margin through October 1998. The Company is considering similar transactions to fix additional variable rate debt for specified periods to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into "plain vanilla" agreements to fix interest rates for existing debt if it is deemed prudent.

       The $185.0 million credit facility contained various financial covenants including the maintenance of minimum equity to assets, current and interest coverage ratios. During 1996 as a result of charges for management actions and poor operating results the Company requested and received a waiver for the required interest coverage ratio from the members of the bank syndicate which are participants in the credit facility. The ratio required quarterly computation of compliance based on a trailing four quarters and accordingly, the Company and the banks amended the agreement to determine compliance solely based on 1997 results compared to 1997 interest. In addition the banks agreed to include in equity the stock subscription of the Class B shareholder of $20.8 million, convert existing debt tranches into a three and one half year revolving credit and adjust the amount of the credit facility to $170.0 million.

      The Company's prospective liquidity and capital resources were strengthened in early 1997 when the Company signed an agreement with A.L. Industrier whereby A.L. Industrier irrevocably agreed to purchase 1,273,438 shares of Class B Common for $16.34 per share (total proceeds approximately $20.8 million). Concurrently the Company announced that Class A shareholders would be issued special rights to purchase one share of Class A Common Stock for $16.34 per share for every six shares of Class A Common currently held. (Potential proceeds of approximately $34.0 million.) If the Class A rights are exercised the current ownership proportion between the Class A and B shareholders would be maintained. The distribution of the rights will be made with a prospectus. The final details, terms and conditions of the rights have not been finalized, however, they are expected to be transferable and have a term expiring no later than November 30, 1997. A.L. Industrier's purchase of Class B Common Stock will occur upon termination of the Class A rights, but is not conditioned on the exercise of any of the Class A rights.

      The Company cannot predict whether the Class A rights will be exercised. The stock subscription for the Class B Common will be completed by the fourth quarter of 1997. (The subscription is supported by a letter of credit.)

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

     Not applicable.
                            PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 28, 1997, which Proxy Statement will be filed on or prior to April 7, 1997, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  Executive Compensation

      The information to be set forth under the subcaption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 28, 1997, which Proxy Statement will be filed on or prior to April 7, 1997, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

      The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 28, 1997, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 7, 1997.

      There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

      The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 28, 1997, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 7, 1997.

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

        10.1 $185,000,000 Credit Agreement among A.L. Laboratories, Inc.,(now known as Alpharma U.S. Inc.) as Borrower, Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated September 28, 1994, was filed as
Exhibit 10.1 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.1A  Amendment to the Credit Agreement dated February 26,
1997 between the Company and the Union Bank of Norway, as agent is filed as an Exhibit to this report.

      Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 1995 will be furnished to the Commission upon request.

      10.2 Parent Guaranty, made by the Company in favor of Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated September 28, 1994 was filed as Exhibit
10.2 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

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

      10.6A   Amendment to Control Agreement dated  December  19,
1996 between A.L. Industrier AS and the Company is filed as an Exhibit to this report.

      10.7 The Company's 1983 Incentive Stock Option Plan, as amended through June 7, 1995 was filed as Exhibit 10.7 to the Company's 1995 Annual Report on Form 10-K and is incorporated by reference.

      10.8   Employment agreement dated July 30, 1991 between the
Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

      10.9    Employment agreement between the Company and Thomas
Anderson dated January 13, 1997 is filed as an Exhibit to this Report.

     10.10  Employment Agreement between the Company and David E.
Cohen dated December 31, 1995 was filed as Exhibit 10.10 to the Company's 1995 Annual Report on Form 10-K and is incorporated by reference.

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

     10.13  Employment agreement dated March 14, 1996 between the
Company and Einar W. Sissener was filed as Exhibit 10.13 to the Company's 1995 Annual Report on Form 10-K and is incorporated by reference.

      10.14 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Ingrid Wiik was filed as Exhibit
10.13 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.15 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Thor Kristiansen was filed as
Exhibit 10.14 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.16 Employment contract dated October 2, 1991 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Knut Moksnes was filed as
Exhibit 10.15 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.17   Stock  Subscription and  Purchase  Agreement  dated
February 10, 1997 between the Company and A.L. Industrier was filed as Exhibit 10 on Form 8-K filed on February 19, 1997 and is incorporated herein by reference.

      11      Computation of Earnings per Common  Share  for  the
years ended December 31, 1996, 1995 and 1994.

      21      A list of the subsidiaries of the Registrant as  of
March 18, 1997 is filed as an Exhibit to this Report.

      23      Consent  of  Coopers & Lybrand L.L.P.,  Independent
Accountants, is filed as an Exhibit to this Report.

     27     Financial Data Schedule

      See exhibit index on Page E-1 for exhibits filed with this report.

Report on Form 8-K

     On February 19, 1997, the Company filed a report on Form 8-K dated February 10, 1997 reporting Item 5. "Other events" and Item
9. "Sales of Equity Securities pursuant to Regulation S".

      The event reported was the Stock Subscription Agreement signed with A.L. Industrier and the intention to issue rights to the Class A Common stockholders.

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

March 21, 1997                ALPHARMA INC.
                              Registrant


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


Date:  March 21, 1997              /s/ Einar W. Sissener
                                   Einar W. Sissener
                                   Chairman, Director and
                                   Chief Executive Officer



Date:  March 21, 1997              /s/ Jeffrey E. Smith
                                   Jeffrey E. Smith
                                   Vice President, Finance and
                                   Chief Financial Officer
                                   (Principal accounting officer)




Date:  March 21, 1997              /s/ I. Roy Cohen
                                   I. Roy Cohen
                                   Director and Chairman of the
                                   Executive Committee




Date:  March 21, 1997              /s/ Thomas G. Gibian
                                   Thomas G. Gibian
                                   Director and Chairman of the
                                   Audit Committee



Date:  March 21, 1997              /s/ Glen E. Hess
                                   Glen E. Hess
                                   Director



Date:  March 21, 1997              /s/ Peter G. Tombros
                                   Peter G. Tombros
                                   Director and Chairman
                                   of the Compensation Committee




Date:  March 21, 1997              /s/ Erik G. Tandberg
                                   Erik G. Tandberg
                                   Director



Date:  March 21, 1997              /s/ Gert Munthe
                                   Gert Munthe
                                   Director

   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         ______________




                                                       Page

Consolidated Financial Statements:

  Report of Independent Accountants                         F-2

  Consolidated Balance Sheet at
     December 31, 1996 and 1995                        F-3

  Consolidated Statement of Operations for
     the years ended December 31, 1996,
     1995 and 1994                                     F-4

  Consolidated Statement of Stockholders'
     Equity for the years ended
     December 31, 1996, 1995 and 1994                F-5 to F-7

  Consolidated Statement of Cash Flows
     for the years ended December 31, 1996,
     1995 and 1994                                   F-8 to F-9

  Notes to Consolidated Financial Statements         F-10 to F-40

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
               REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders and
 Board of Directors of
 Alpharma Inc.:


      We  have  audited the consolidated financial statements  of
Alpharma Inc. and Subsidiaries (the "Company") listed in the index on page F-1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





                                        COOPERS & LYBRAND L.L.P.
Parsippany, New Jersey
March 5, 1997
                 ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                               December 31,
                                            1996         1995
ASSETS
Current assets:
 Cash and cash equivalents              $ 15,944      $ 18,351
 Accounts receivable, net                 120,551      132,161
 Inventories                             123,585       120,084
 Prepaid expenses and other
  current assets                          14,779        12,290

     Total current assets                274,859       282,886

Property, plant and equipment, net       209,803       212,176
Intangible assets, net                   119,918       128,186
Other assets and deferred charges          8,827        11,605

       Total assets                     $613,407      $634,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $ 4,966      $ 13,160
 Short-term debt                          60,952        62,695
 Accounts payable                         30,557        38,343
 Accrued expenses                         57,731        48,435
 Accrued and deferred income taxes          1,445        6,650

     Total current liabilities           155,651       169,283

Long-term debt                           233,781       219,451
Deferred income taxes                     29,882        30,961
Other non-current liabilities              8,051         9,968

Stockholders' equity:
 Preferred stock, $1 par value,
   no shares issued
 Class A Common Stock, $.20
   par value, 13,813,516 and
   13,699,592 shares issued                2,762         2,740
 Class B Common Stock, $.20 par value,
  8,226,562 shares issued                  1,646         1,646
 Additional paid-in capital              122,252       120,357
 Foreign currency translation adjustment  10,491        15,884
 Retained earnings                        54,996        70,385
 Treasury stock, 274,786 and 263,017
  shares of Class A Common Stock,
  at cost                                (6,105)       (5,822)

     Total stockholders' equity          186,042       205,190
         Total liabilities and
           stockholders' equity         $613,407      $634,853


         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
              (In thousands, except per share data)

                                      Years Ended December 31,
                                     1996     1995       1994

Total revenue                     $486,184  $520,882   $469,263
  Cost of sales                    297,128   302,127    275,543

Gross profit                       189,056   218,755    193,720
  Selling, general and
    administrative expenses        185,136   166,274    177,742

Operating income                     3,920    52,481     15,978
  Interest expense                (19,976)  (21,993)   (15,355)
   Other income (expense), net       (170)    (260)       1,113

Income (loss) before provision
(benefit) for income taxes,
and extraordinary item            (16,226)   30,228       1,736
     Provision (benefit) for
      income taxes                 (4,765)    11,411      3,439

Income (loss) before extraordinary
  item                            (11,461)    18,817     (1,703)

Extraordinary item, net of tax     _______   _______       (683)

Net income (loss)                $(11,461)  $ 18,817  $ (2,386)

Average common shares outstanding:
  Primary                           21,715    21,754     21,568
  Fully diluted                     21,715    22,407     21,568

Earnings per common share:
Primary
  Income (loss) before extraordinary
    item                          $   (.53)  $    .86  $    (.08)
     Net income (loss)            $   (.53)  $   .86   $   (.11)
Fully diluted
  Income (loss) before extraordinary
    item                          $   (.53)  $    .84  $   (.08)
  Net income (loss)                $   (.53)  $   .84  $   (.11)

         See notes to consolidated financial statements.

                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (COMMON STOCK ACCOUNTS)
                        (In thousands, except share data)


                                                Class    Class
                                                 A        B
                                                Common    Common
                                                Stock     Stock      Treasury Stock         Total
                                                                                            Common
                                   Common
                                   Shares        Par        Par        Shares               Stock
                                   Issued        Value      Value      Held         Cost    Accounts
Balance,  December  31,  1993      21,794,245    $2,714     $1,646     (247,210)   (5,498)   $(1,138)

Purchase   of  treasury  stock                                           (1,710)      (24)       (24)
Exercise of stock options
 (Class A)                              2,750         1                                            1
Employee stock purchase plan           48,358         9                                            9
Balance,  December  31,  1994      21,845,353    $2,724     $1,646     (248,920)   $(5,522)  $(1,152)

Purchase   of  treasury  stock                                          (14,097)      (300)     (300)
Exercise of stock options
 (Class A)                             44,025         9                                            9
Employee stock purchase plan           36,776         7                                  7
Balance,  December  31,  1995      21,926,154    $2,740     $1,646     (263,017)   $(5,822)  $(1,436)

Purchase   of  treasury  stock                                          (11,769)      (283)     (283)
Exercise of stock options              66,637        13                                           13
  (Class A)
Employee stock purchase plan           47,287         9                                            9

Balance,  December  31,  1996      22,040,078    $2,762     $1,646     (274,786)   $(6,105)  $(1,697)

                 ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                          Foreign                   Total
                                Common       Additional   Currency                  Stock-
                                Stock        Paid-In      Translation   Retained    holders'
                                Accounts     Capital      Adjustment    Earnings    Equity
Balance, December 31, 1993      $(1,138)     $111,473     $    307       $93,291     $203,933

Net loss - 1994                                                           (2,386)      (2,386)
Dividends declared
  ($.18 per common share)                                                 (3,893)      (3,893)
Net foreign currency
  translation adjustment                                     7,818                      7,818
Purchase of treasury stock          (24)                                                  (24)
Exercise of stock options
  (Class A)                           1            30                                      31
Employee stock purchase plan          9           778                                     787
Remittances from Alpharma Oslo to
  A.L.Industrier                                                          (1,384)      (1,384)
Appropriation of retained
  earnings equal to cash
  purchase price for Alpharma
  Oslo                                         23,594                    (23,594)
Purchase of Alpharma Oslo
  Cash paid                                   (23,594)                                (23,594)
Warrants issued                                 6,552                     (6,552)

Balance, December 31, 1994      $(1,152)     $118,833      $  8,125      $55,482     $181,288

Net income -1995                                                          18,817       18,817
Dividends declared
  ($.18 per common share)                                                 (3,914)      (3,914)
Net foreign currency
  translation adjustment                                      7,759                      7,759
Tax benefit realized from
  stock option plan                               137                                     137
Purchase of treasury stock         (300)                                                 (300)
Exercise of stock options
  (Class A)                           9           578                                     587
Employee stock purchase plan          7           809                                     816


Balance, December 31, 1995      $(1,436)     $120,357      $ 15,884       $70,385    $205,190

Net loss - 1996                                                           (11,461)   (11,461)
Dividends declared
  ($.18 per common share)                                                  (3,928)    (3,928)
Net foreign currency
  translation adjustment                                     (5,393)                  (5,393)
Tax benefit realized from
  stock option plan                               202                                    202
Purchase of treasury stock         (283)                                                       (283)
Exercise of stock options
  (Class A)                          13           862                                     875
Employee stock purchase plan          9           831                                     840


Balance, December 31, 1996      $(1,697)     $122,252      $ 10,491       $54,996    $186,042

                               See notes to consolidated financial statement.


                ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)

                                            Years Ended  December 31,
                                             1996       1995      1994
Operating activities:
  Net income (loss)                     $(11,461)    $18,817  $ (2,386)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization            31,503     31,022     26,773
  Deferred income taxes                   (3,104)      1,054   (5,506)
  Noncurrent asset write-offs               5,753                14,841
  Extraordinary item                                                683
  Change in assets and liabilities, net
    of effects from business
    acquisitions:
     (Increase) decrease in accounts
        receivable                          9,204    (9,295)   (14,864)
     (Increase) in inventory              (5,876)   (10,468)   (11,639)
     (Increase) in prepaid
        expenses and other current
        assets                              (595)    (1,462)      (774)
     Increase in accounts
        payable and accrued expenses        3,346      4,462    8,492
     Increase (decrease) in accrued
        income taxes                      (4,523)      2,802    (1,269)
  Other, net                                  574      (104)    2,811
     Net cash provided by operating
       activities                          24,821     36,828   17,162

Investing activities:

  Capital expenditures                   (30,874) (24,836)     (44,326)
  Acquisition of Alpharma Oslo                                 (23,594)
  Purchase of acquired businesses,
     and intangibles, net of cash
     acquired                                        (3,500)   (13,733)
  Other                                    (348)        579    _______

      Net cash used in investing
        activities                       (31,222)   (27,757)   (81,653)

                     Continued on next page.
         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                    (In thousands of dollars)



                                            Years Ended December 31,
                                             1996       1995      1994
Financing activities:

  Net borrowings under
    lines of credit                      $  (630)   $  (296)  $   4,494
  Proceeds of long-term debt               24,213      9,000    164,423
  Reduction of long-term debt            (17,137)   (13,121)   (100,719)
  Dividends paid                          (3,928)    (3,914)     (3,893)
  Cash transfers between Alpharma Oslo
    and A.L. Industrier                                           4,991
  Treasury stock acquired                   (283)      (300)        (24)
  Proceeds from employee stock option
    and stock purchase plan                 1,715      1,403        818
  Other, net                                  201        137    (2,713)
      Net cash provided by (used in)
        financing activities                4,151    (7,091)    67,377

Exchange rate changes:

  Effect of exchange rate changes
    on cash                                 (627)      1,338    1,481
  Income tax effect of exchange rate
    changes on intercompany advances          470      (479)      (502)
Net cash flows from exchange rate
       changes                              (157)        859       979
Increase (decrease) in cash and cash
  equivalents                             (2,407)      2,839     3,865
Cash and cash equivalents at
  beginning of year                        18,351     15,512     11,647
Cash and cash equivalents at
  end of year                             $15,944    $18,351    $15,512



         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share data)


     1.   The Company:

      Alpharma   Inc.,   (the  "Company")  is   a   multinational
pharmaceutical company which develops, manufactures  and  markets
specialty  generic  and  proprietary  human  pharmaceutical   and
animal health products.

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

      The Company's Animal Health business consists of two divisions: The Animal Health Division ("AHD") and the Aquatic Animal Health Division ("AAHD"). The AHD's principal products are feed additive and other animal health products for animals raised for commercial food production (principally poultry and swine) in the U.S. and worldwide. The AAHD manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 20 for segment and geographic information.)

      The Company's Class B stock (37.8% of total outstanding common stock) is totally held by A.L. Industrier AS (A.L. Industrier), a Norwegian Company. A.L. Industrier is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. (See Notes 16 and 21.)

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

     Inventories:

      Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is principally used to determine the cost of the USPD manufacturing subsidiary inventories. The first-in, first-out (FIFO) and average cost methods are used to value remaining inventories.

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

      Interest is capitalized as part of the acquisition cost  of major construction projects.  In 1996, 1995 and 1994, $572,  $318 and $722 of interest cost was capitalized, respectively.

      Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

          Buildings                 30-40 years
          Building improvements     10-30 years
          Machinery and equipment    2-20 years

     Intangible assets:

      Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The Company analyzes its intangible assets by division, based upon estimated future undiscounted cash flows. At December 31, 1996 and 1995 such analyses did not demonstrate any evidence of impairment. The following table is net of accumulated amortization of $42,982 and $35,903 for 1996 and 1995, respectively.

                                   1996      1995     Life
Excess of cost of acquired
businesses over the fair value
of the net assets acquired      $ 98,304   102,434     20 - 40

Technology, trademarks, NADAs
and   other                       21,614    25,752      6 - 20

                                $119,918   $128,186

     Foreign currency translation and transactions:

       The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are accumulated in a separate component of stockholders' equity. The foreign currency translation adjustment for 1996, 1995 and 1994 is net of $470, ($479), and ($502), respectively, representing the foreign tax effects associated with intercompany advances to foreign subsidiaries.

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

     Income Taxes:

      The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method.

       At December 31, 1996, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $36,100. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

     Accounting for Postretirement Benefits:

       The Company accounts for postretirement benefits in accordance with Statement of Financial Accounting Standards "SFAS" No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". The statement requires accrual accounting for these benefits over the service lives of the employees.

     Earnings Per Share:

      Primary earnings per share is based upon the weighted average number of common shares outstanding and common stock equivalents (i.e. stock options and commencing in 1994 warrants to purchase common shares are included when dilutive).

     Fully diluted earnings per share reflect the dilutive effect of  stock  options  and  the fully diluted  effect  of  the  1994 warrants when appropriate. Such options and warrants did not have a dilutive effect in 1996 and 1994.

     Accounting for Impairment of Long-Lived Assets:

     Effective January 1, 1996, the Company formally adopted SFAS
No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

      The standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have a material impact on the Company.

     Accounting for Stock Based Compensation:

     Effective January 1, 1996, the Company formally adopted SFAS NO. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for or, alternatively, disclosing the pro-forma effect of stock-based compensation plans. The Company has adopted the disclosure alternative. As a result, the adoption of this standard will not have any impact on reported results of operations and financial position.

3.   Acquisition of Alpharma Oslo, Transaction Expenses and
     Management Actions

     On October 3, 1994, the Company completed the acquisition of the pharmaceutical, animal health, bulk antibiotic and aquatic animal health businesses of Apothekernes Laboratorium A.S (the
"Related Norwegian Businesses").

       In order to accomplish the transaction Apothekernes Laboratorium A.S changed its name to A.L. Industrier A.S ("A.L. Industrier") and demerged the Related Norwegian Businesses into a new Norwegian corporation called Apothekernes Laboratorium AS ("Alpharma Oslo"). The Company then acquired the shares of Alpharma Oslo through a tender offer.

      A.L.  Industrier is the beneficial owner  of  100%  of  the outstanding shares of the Company's Class B stock. (See  Notes  1 and 16.)

      The consideration paid by the Company for Alpharma Oslo was $30,146 consisting of $23,594 in cash, and warrants to purchase
3.6 million shares of the Company's Class A Common Stock (estimated value at time of closing of $1.82 per warrant or $6,552 in total). The warrants expire on January 3, 1999 and have an exercise price of $21.945.

      The Company was required to account for the acquisition of Alpharma Oslo as a transfer and exchange between companies under common control. Accordingly in 1994, the accounts of Alpharma Oslo were combined with the Company at historical cost in a manner similar to a pooling-of-interests and the Company's financial statements were restated to include Alpharma Oslo. At the acquisition date, the consideration paid for Alpharma Oslo was reflected as a decrease to stockholders' equity net of the estimated value ascribed to the warrants. There were no adjustments required to conform accounting practices of the companies.

       The restated statement of operations for the period January 1, to October 2, 1994 does not include interest expense related to the cash consideration paid on October 3, 1994 by the Company for Alpharma Oslo and related transaction costs. Assuming cash consideration of $23,594, and transaction costs of approximately $3,100, interest expense after tax would have decreased reported results by approximately $950 in 1994 (for the period January 1, to October 2, 1994).

     In connection with the acquisition of Alpharma Oslo in 1994, the Company incurred transaction expenses related to the combination for fees paid to a special committee of the Board of Directors (charged with evaluating the feasibility of the transaction), and investment banking, legal, accounting and other transaction expenses. In 1994 these expenses before tax totaled $3,100 of which $2,600 were expensed in the fourth quarter of 1994. Certain of these expenses are not deductible for tax purposes. Additionally, to complete the acquisition, the Company refinanced its long-term debt and incurred a loss on extinguishment of $683 ($1,102 loss less $419 of income taxes or $.03 per share which has been classified as an extraordinary item.)

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

Pre-tax
Amount              Description of Action
$3,750              Sever  53  employees primarily in  the  Human
                    Pharmaceuticals Segment.

$8,800 Exit by sale or closing the U.S. tablet business. Write-off includes intangible assets of $5,800 and plant and equipment of $3,000. During 1995 the tablet business operated at a reduced level with a negligible impact on operating income. The Company sold the tablet business in August 1996.

$5,000 Discontinue manufacturing and marketing of Aquatic Animal Health antibiotics and an oral health care product produced under license. Write off includes $1,600 of tangible assets, primarily machinery and equipment and intangible assets of $3,400.

  $900 Sell unimproved land which was to be the site for manufacturing expansion. This land was no longer needed as a result of the acquisition resulting in a write down to fair market value. In 1995 and 1996 the land was offered for sale however, no transaction was consummated. The Company believes no additional write down is warranted.

  $600 Close duplicate sales offices and eliminate duplicate distributors.

      In addition, the Company made the decision to no longer pursue research and development activities relating to the colonic delivery of drugs and dispose of the resultant equity position and certain other rights in the R&D company performing the research. The Company accelerated all contractually required payments of $2,500 in the fourth quarter of 1994.

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

      In the third quarter of 1995, the Company announced additional post-combination management actions which continued the process begun in December 1994. The actions occurred in the third and fourth quarters of 1995 and included severance of certain employees company wide, further efforts toward consolidation of operations in the USPD, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD and the sale in September of its minority equity position and certain other product rights in the R&D company.

      The net effect of the additional management actions for the year ended December 31, 1995 was a net reduction of selling, general and administrative expenses of $159 resulting from the income received on the sale of the equity position in the R&D company and certain other product rights ($6,463) net of expenses for the other management actions ($6,304). The expenses of the other management actions were $4,556 for consulting services and $1,748 for severance for 77 employees in the IPD, USPD and AHD. The net after tax effect of the 1995 actions was approximately zero.

      In 1996, the IPD continued to take additional actions designed to further strengthen the competitive nature of the division by lowering costs. In the first quarter of 1996, IPD severed approximately 30 sales, marketing and other personnel based primarily in the Nordic countries and incurred termination related costs of approximately $1,900. The termination costs are included in selling, general and administrative expenses.

      In May 1996, the Board of Directors approved a production rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer will be completed in 1998 and will result in the reduction of approximately 175 employees (primarily involved in production). The rationalization plan resulted in a charge in the second quarter for severance for Copenhagen employees, an impairment write off for certain buildings and machinery and equipment and other exit costs.

     In addition in May 1996, the Board of Directors approved the U.S. Pharmaceuticals Division ("USPD") plan to accelerate a consolidation of manufacturing operations within USPD.

     The plan included the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan provided for complete exit by early 1997 and resulted in a reduction of approximately 200 employees (i.e. all production, administration and support personnel at the plants). The acceleration plan resulted in a second quarter charge for severance of employees, a write-off of leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and refurbishment costs for the facilities being exited.

      Due to the time necessary to achieve both transfers of production the Company, as part of the severance arrangements, has instituted stay bonus plans. The overall cost of the stay bonus plans is estimated at $1,900, and is being accrued over the periods necessary to achieve shut down and transfer. The stay bonus plans generally require the employee remain until their position is eliminated to earn the payment.

      In the second half of 1996 the USPD's management actions were adjusted for the sale of the Able tablet business. The sale of the Able tablet business and sub-lease of the Able facility (located in New Jersey) resulted in the Company reducing certain accruals which would have been incurred in closing the facility. The net reduction of the second quarter charge for the sale was $1,400 and included the net proceeds received on the sale of approximately $500. In addition in 1996 certain staff and executives at USPD headquarters were terminated (15 employees) resulting in severance of $782.

      As a result of difficult market conditions experienced in 1996, the Company's Animal Health Division "AHD" reviewed its business practices and staffing levels. As a result 33 salaried employees were terminated or elected an early retirement program. Concurrently office space was vacated resulting in a charge for the write off of leasehold improvements and lease payments required to terminate the lease. In addition, the AHD distribution business was reviewed and a number of minor products were discontinued.

      A  summary of 1996 charges and expenses resulting from  the management  actions  which are included in  cost  of  goods  sold
($1,100),  and  selling,  general  and  administrative   expenses
($17,700)follows:

Year         Description

$11,200      Severance and employee termination benefits for  all
             1996  employee  related actions  (approximately  450
             employees  are  to  be  terminated;  at   year   end
             approximately 130 employees were terminated).

  1,000      Stay bonus accrued, as earned.

  4,175 Write off of building, leasehold improvements and machinery and equipment. (Net of sales proceeds of approximately $500 in the third quarter.)

    550 Accrual of the non cancelable term of the operating leases and estimated refurbishment costs for USPD facilities.

  1,875      Exit  costs for demolition of facilities,  clean  up
             costs and other.
 ______
$18,800

      The net after tax effect of the 1996 management actions was a loss of approximately $12,600 or ($.58 per share).

      A summary of the liabilities set up for severance and included in accrued expenses is as follows (including stay bonus):

                               1994         1995         1996
                              Actions      Actions     Actions

Balance, December 31, 1994   $3,156
 1995
   Accruals                               $1,748
   Payments                 (2,782)        (463)
   Translation and
     adjustments                 32        _____

Balance, December 31, 1995   $  406        1,285
 1996
   Accruals                                          $11,338
   Payments                   (261)      (1,270)     (2,122)
   Translation and
     adjustments               (12)        _____         (2)

Balance, December 31, 1996   $  133       $   15     $ 9,214

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

       The purchase agreement required a purchase price of approximately $8,350. In addition, the agreement provided for contingent payments based on future product approvals and market penetration of such products. In 1996 and 1995 contingent payments of $203 and $500 were made in accordance with the purchase agreement. The excess of purchase price over the underlying estimated fair value of net assets acquired is being amortized over 20 years.

      Contingent payments are included in intangible assets when earned and amortized over their remaining life.

5.   Accounts receivable, net:

     Accounts receivable consist of the following:

                                             December 31,
                                          1996          1995

     Accounts receivable, trade       $113,577      $133,540
     Federal and state income
      taxes receivable                   7,194           -
     Other                               4,139         4,372
                                       124,910       137,912
     Less allowances for doubtful
      accounts                           4,359         5,751
     Accounts receivable, net         $120,551      $132,161

      The allowance for doubtful accounts for the three years ended December 31, consisted of the following:

                             1996          1995         1994

Balance at January 1,     $5,751         $4,897       $2,983
Provision for doubtful
     accounts              3,572          2,166        1,861
Reductions for accounts
 written off             (4,589)        (1,117)        (208)
Translation and other      (375)          (195)          261
Balance at December 31,   $4,359         $5,751       $4,897

6.   Inventories:

     Inventories consist of the following:

                                         December 31,
                                      1996          1995

     Finished product               $ 69,629      $ 68,529
     Work-in-process                  17,126        16,697
     Raw materials                    36,830        34,858
                                    $123,585      $120,084

      At  December 31, 1996 and 1995, approximately  $49,000  and
$50,800 of inventories, respectively, are valued on a LIFO basis.
Such  amounts are (lower) than the FIFO basis by $(774)  in  1996 and $(321) in 1995.
7.   Property, Plant and Equipment:

      Property, plant and equipment, at cost, consist of the following:

                                           December 31,
                                       1996         1995

     Land                            $ 10,221     $10,040
     Buildings and building
       improvements                   104,463      97,649
     Machinery and equipment          222,911     216,728
     Construction in progress          12,011      11,763
                                      349,606     336,180
     Less, accumulated depreciation   139,803     124,004

                                     $209,803    $212,176

8.   Long-Term Debt:

     Long-term debt consists of the following:

                                          December 31,
                                       1996          1995

     U.S. Dollar Denominated:
      1994 Credit Facility
       Term Loan A - 6.8%           $ 61,750      $ 65,000
       Term Loan B - 7.2%             68,400        72,000
       Revolving Credit - 6.8%        33,000        18,000
      A/S Eksportfinans                9,000         9,000
      Lincolnton acquisition note        -           1,500
      Industrial Development Revenue
       Bonds:
         Baltimore County, Maryland
          (7.25%)                      5,705         6,220
          (6.875%)                     1,200         1,200
         Lincoln County, NC            5,500         6,000
      Other, U.S.                      1,390         1,919

     Denominated in Other Currencies:
      Mortgage notes payable (NOK)    30,911        33,571
      Bank and agency development
       loans (NOK)                    21,362        17,345
      Other, foreign                     529           856
                                     238,747       232,611
      Less, current maturities         4,966        13,160

                                    $233,781      $219,451

      In September 1994, the Company signed a $185,000 credit agreement ("1994 Credit Facility") with a consortium of banks arranged by the Union Bank of Norway and Den norske Bank A.S. The agreement provided for the refinancing of outstanding indebtedness, the acquisition of Alpharma Oslo (including related transaction costs, fees and expenses)(Note 3) and for general corporate purposes.

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

      (1) The interest rate was fixed at 5.655% plus 1.25% by the use of an interest rate swap through October 1998. (See Note 17.)

     (2) Margin rate, in effect, at next interest fixing date.

      The 1994 Credit Facility has several financial covenants, including an interest coverage ratio, minimum capital, and equity to asset ratio. During 1996, as a result of insufficient operating income as compared to interest expense the Company requested and received a waiver of the interest coverage ratio. In February 1997, the Company and syndicate banks agreed to and signed an amendment to the 1994 Credit Facility providing for:

      (1)   The  conversion  of Term Loan (A)  and  (B)  and  the
existing revolving credit into an overall revolving $170,000 Credit Facility ("1996 Credit Facility") with an initial expiration of August 28, 2000. The 1996 Credit Facility may be extended annually upon approval of the syndicate banks.

     (2) Interest on the facility will be at the Eurodollar rate with a margin of 1.125% to 1.25%.

      (3)   Modification  of  the  calculation  of  the  Interest
Coverage ratio for 1997 to include only 1997 operating income and interest expense.

      (4) Modification of the definition of net worth to include the irrevocable stock subscription by A.L. Industrier. (See Note
21.)

      In December 1995, the Company's Danish subsidiary A/S Dumex borrowed $9,000 from A/S Eksportfinans with credit support provided by Union Bank of Norway and Bikuben Girobank A/S ("Bikuben") to finance an expansion of its Vancomycin manufacturing facility in Copenhagen. The term of the loan is seven years. Repayment will be made in ten semi-annual installments  of  $900 beginning in March  23,  1998  and  ending
September 22, 2002 Interest for the loan is fixed at 6.59%, including the cost of the credit support provided via guarantee by Union Bank of Norway and Bikuben.

      The Baltimore County Industrial Development Revenue Bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $13,200 collateralize the Baltimore County Industrial Revenue Bonds.

      In August 1994, the Company issued Industrial Development Revenue Bonds for $6,000 in connection with the expansion of the Lincolnton, North Carolina plant. The bonds require monthly interest payments at a floating rate (4.45% at December 31, 1996; 3.672% cumulative weighted average for 1996) approximating the current money market rate on tax exempt bonds and the payment by the Company of annual letter of credit, remarketing, trustee, and rating agency fees of 1.125%. The bonds require a yearly sinking fund redemption of $500 from August 1996 to August 2004 and $300 thereafter through August 2009. Plant and equipment with an approximate net book value of $10,700 serve as collateral for this loan.

      The  mortgage notes payable denominated in Norwegian Kroner
(NOK) were originally issued in connection with the construction of a pharmaceutical facility in Lier, Norway and are collateralized by this facility (net book value of $36,850 at December 31, 1996) and the Oslo, Norway ("Skoyen") facility. (See
Note 13.) The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 1996 and 1995 was 6.1% and 8.8%, respectively. The tranches are repayable in semiannual installments through 2021. Yearly amounts payable vary between $1,239 and $2,005.

      Alpharma Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Such loans are collateralized by the Skoyen property and require semiannual payments in 1997 and 1998 of $1,043 and $1,597 and a final payment of $8,636 in 1999. The weighted average interest rate of the loans at December 31, 1996 and 1995 was 6.1% and 6.4%, respectively. The banks and agencies have the option to extend payment in 1999.

      As of December 31, 1996, Alpharma Oslo had approximately $1,549 available in NOK in three year line of credit agreements with two banks. The credit lines require certain equity, cash flow and quick ratios, as defined, be maintained. Certain NOK loans have loan covenants which apply directly to Alpharma Oslo.

      Maturities of long-term debt during each of the next five years and thereafter are as follows:

          Year ending December 31,

                    1997           $4,966
                    1998            7,505
                    1999           22,136
                    2000          167,430
                    2001            4,319
                    Thereafter          32,391
                                 $238,747

9.   Short-Term Debt:

     Short-term debt consists of the following:

                                  December 31,
                                1996      1995

               Domestic       $41,760   $48,240
               Foreign         19,192    14,455
                              $60,952   $62,695

       At December 31, 1996, the Company and its domestic subsidiaries have available bank lines of credit totaling $60,000. Borrowings under these lines are made for periods generally less than three months and bear interest from 6.45% to 6.69% at December 31, 1996. At December 31, 1996, the amount of the unused lines totaled $18,240.

      At December 31, 1996, the Company's foreign subsidiaries have available lines of credit with various banks totaling
$27,420($24,544 in Europe and $2,876 in the Far East). Drawings under these lines are made for periods generally less than three months and bear interest at December 31, 1996 at rates ranging from 3.90% to 8.0%. At December 31, 1996, the amount of the unused lines totaled $8,228($5,352 in Europe and $2,876 in the Far East).

     The weighted average interest rate on short-term debt during
the   years  1996,  1995  and  1994  was  6.2%,  6.6%  and  5.9%, respectively.

10.  Income Taxes:

      Domestic and foreign income (loss) before income taxes was $(17,991), and $1,765, respectively in 1996, $17,548 and $12,680, respectively in 1995, and $158 and $1,578, respectively in 1994. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:

                                    Years Ended December 31,
                                      1996     1995      1994
          Current:
            Federal                $(4,796)  $ 6,009   $6,246
            Foreign                  3,367     3,074    1,389
            State                     (232)    1,274    1,310
                                   $(1,661)  $10,357    8,945

          Deferred:
            Federal                   (522)      (27)  (5,018)
            Foreign                 (2,531)      958      142
            State                      (51)      123     (630)
                                    (3,104)    1,054   (5,506)
             Provision/(benefit)
              for income taxes     $(4,765)  $11,411   $3,439

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:

                                    Years Ended December 31,
                                    1996      1995      1994

Provision for income taxes at
  statutory rate                   (35.0%)    35.0%     35.0%
State income tax, net of federal
  tax benefit                       (1.1%)     3.0%     25.5%
Higher (lower) taxes on foreign
    earnings,   net                 (2.7%)    (2.6%)    14.2%
Tax credits                         (0.9%)    (1.3%)    (0.1%)
Non-deductible costs, principally
  depreciation and amortization
  related to acquired companies      8.5%      3.9%     78.1%
Capitalized combination costs                           49.4%
Other                                1.8%    (  .2%)    (4.0%)
     Provision/(benefit)
      for income taxes             (29.4%)    37.8%    198.1%
      Deferred  tax  liabilities (assets) are  comprised  of  the following:
                                                 Year Ended
                                                December 31,
                                               1996     1995

Accelerated depreciation and amortization
    for   income  tax  purposes              $23,949   $24,637
Excess of book basis of acquired assets
  over tax bases                               8,815     9,308
Differences between inventory valuation
  methods used for book and tax purposes
  (Denmark)                                    3,410     2,887
Other                                          1,147     1,462
Gross   deferred   tax   liabilities          37,321    38,294

Accrued liabilities and other reserves        (8,791)   (7,245)
Pension liabilities                           (1,408)   (1,321)
Loss carryforwards                            (2,628)   (2,093)
Other                                         (2,796)   (2,666)
Gross   deferred   tax  assets               (15,623)  (13,325)

Deferred tax assets valuation allowance        2,628     2,093

     Net deferred tax liabilities            $24,326   $27,062

      As of December 31, 1996, the Company has state loss carryforwards in one state of approximately $15,350, which are available to offset future taxable income. These carryforwards will expire between the years 1999 and 2003. The Company also has foreign loss carryforwards in one country as of December 31, 1996, of approximately $4,200, which are available to offset future taxable income, and have an unlimited carryforward period. The Company has recognized a deferred tax asset relating to these carryforwards; however, based on analysis of current information, which indicated that it is not likely that such state and foreign losses will be realized, a valuation allowance has been established for the entire amount of these carryforwards.

11.  Pension Plans:

Domestic:

      Prior to July 1, 1994, the Company maintained two qualified noncontributory, defined benefit pension plans ("Corporate Plan" and "Subsidiary Plan") covering the majority of its domestic employees. Effective July 1, 1994, the Company amended the Corporate Plan to include certain subsidiary employees and merged the Subsidiary Plan into the Corporate Plan. The benefits are based on years of service and the employee's compensation during the last five years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. During 1995 the Company consolidated its Plan assets under a single custodian and a single investment manager. Plan assets are invested in equities, government securities and bonds.

      Net pension cost for 1996, 1995 and 1994 included the following components:

                                Years Ended December 31,
                                 1996     1995     1994

Service cost                   $1,339    $1,049   $1,047
Interest cost                     974      874      856
Actual return on plan assets   (1,499)   (1,434)     105
Net amortization and deferral     610       957     (502)
                               $1,424    $1,446   $1,506

      The following tables set forth the plan's funded status as of December 31, 1996 and 1995:

                                       1996          1995

Accumulated benefit obligation:
     Vested                          $ 6,658       $ 7,549
     Nonvested                         1,132         1,196
                                     $ 7,790       $ 8,745

Projected benefit obligation         $11,457       $12,827
Fair value of plan assets            (11,276)       (9,972)
Unrecognized net loss                 (1,344)       (4,014)
Unrecognized prior service cost        1,338         1,439
Unrecognized net transition
  obligation                            (214)         (244)

 Accrued (prepaid) pension costs     $   (39)      $    36

The assumptions used were as follows:

                                   1996      1995      1994

Weighted average discount rate     7.75%     7.25%     8.5%

Rate of increase in compensation
  rate                             4.0%      4.0%      5.0%

Expected long-term rate of return
  on plan assets                   9.0%      8.0%      8.0%


     In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to a few highly compensated employees. For 1996, 1995 and 1994 such pension expense was approximately $61, $65 and $60, respectively and the year end accrual at December 31, 1996 and 1995 was $208 and $180, respectively.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 15%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $1,300, $1,200 and $700 in 1996, 1995 and 1994, respectively.

Europe:

      Alpharma Oslo has defined benefit plans which cover the majority of its employees. These pension commitments are funded through a collective agreement with a Norwegian insurance company and Alpharma Oslo makes annual contributions to the plan in accordance with Norwegian insurance principles and practices. In addition to the annual premiums, Alpharma Oslo has made prepayments to specific premium funds. These premium funds are used to cover ordinary future annual premiums. The pension plan assets are deposited in the insurance company's general account which is principally invested in fixed income securities.

      Alpharma Oslo also maintains a direct pension arrangement with certain employees. These pension commitments are paid out of general assets and the obligations are accrued but not prefunded.

Net pension cost for 1996, 1995 and 1994 included the following components:

                                   1996      1995      1994

Service cost                      $1,302    $  954    $1,009
Interest cost                      1,027       993       766
Actual return on plan assets     (1,032)     (456)     (340)
Net amortization and deferral        413      (66)     (178)
                                  $1,710    $1,425    $1,257
The following tables set forth the plans' funded status as of December 31, 1996 and 1995:


                           Assets Exceed        Accumulated
                            Accumulated           Benefits
                              Benefits         Exceed Assets
                          1996      1995       1996    1995
Accumulated benefit
  obligation:
    Vested              $10,587   $ 9,195    $1,361 $ 1,376
    Nonvested             1,530       140     _____   ______
                        $12,117   $ 9,335    $1,361  $ 1,376

Projected benefit
  obligation            $16,871   $14,468    $1,361  $ 1,422
Fair value of plan
  assets               (11,738)  (10,298)
Unrecognized net gain
  (loss)                    970     1,893         8      (40)
Unrecognized prior
  service cost            (803)     (868)     (348)    (426)
Unrecognized net
  transition obligation (1,264)   (1,398)      (28)     (33)
Additional minimum
  liability               _____    ______       368      454

Accrued pension costs   $ 4,036   $ 3,797    $1,361  $ 1,377

The assumptions used were as follows:

                                   1996      1995      1994

Weighted average discount rate     7.0%      7.0%      7.0%

Rate of increase in compensation
  rate                             3.5%      3.5%      3.5%

Expected long-term rate of return
  on plan assets                   7.0%      7.0%      7.0%

      The Company's Danish subsidiary, Dumex, has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,250, $2,400 and $1,900 in 1996, 1995 and 1994, respectively.

12.  Postretirement Benefits:

      The Company has an unfunded postretirement medical and nominal life insurance plan covering certain domestic employees included in the Corporate Plan as of January 1, 1993. The plan will not be extended to any additional employees. Retired employees are required to contribute for coverage as if they were active employees.

      The Company adopted SFAS 106 on January 1, 1993 and elected to recognize the change on a delayed recognition basis. Accordingly, the transition obligation of $1,079 will be amortized over twenty years. The discount rate used in determining the 1996, 1995 and 1994 expense was 7.25%, 8.5%, and 7.25%, respectively. The discount rate used in determining the accumulated post retirement obligation as of December 31, 1996 and 1995 was 7.75% and 7.25%, respectively. The health care cost trend rate was 8.0% declining to 5.0% over a ten year period, remaining level thereafter.

      The unfunded plan is recognized at December 31, 1996 and 1995 as follows:

                                                1996      1995

Accumulated postretirement benefit obligation

  Retirees                                    $1,789      $ 579
  Fully eligible active participants                        191
  Other active participants                      958      1,276
                                               2,747      2,046
Unrecognized estimated net (loss) gain         (526)      (500)
Unrecognized transition obligation             (863)      (917)

  Accrued postretirement benefit cost         $1,358     $  629

     In 1996 the Company's AHD announced an early retirement plan for employees meeting certain criteria. As part of the plan employees electing early retirement would be eligible for post retirement medical even if they had not met the required service and age requirements. The charge for the special termination benefits of $492 was required and is included in the accrued post retirement benefit cost.

      The  net periodic postretirement benefit cost included  the following components.
                                         1996    1995   1994

          Service cost                   $120   $ 101   $102
          Interest cost                   146     127     97
          Amortization of:
            Transition obligation          54      54     54
            Unrecognized loss              17     ___    ___
                                         $337    $282   $253
13.  Transactions With A. L. Industrier:

                                  Years Ended December 31,
                                   1996      1995     1994

Sales to and commissions received
  from A.L. Industrier           $3,075     $3,353   $2,805

Compensation received for
  management services rendered to
  A.L. Industrier                $  464     $  630   $  854

Inventory purchased from and
  commissions paid to A.L.
  Industrier                     $  200     $  214   $  291

Net interest received from A.L.
  Industrier                        -          -     $  401

      As of December 31, 1996 and 1995 there was a net current receivable of $764 and $702, respectively, from A.L. Industrier.

      The Company and A.L. Industrier have an administrative service agreement whereby the Company is required to provide management services to A.L. Industrier with an initial term through January 1, 1997. The agreement provides for payment equal to the direct and indirect cost of providing the services subject to a minimum amount in the initial term. The agreement has been extended after the initial term and may be terminated by either party upon six months notice.

      In addition, in connection with the agreement to purchase Alpharma Oslo, A.L. Industrier retained the ownership of the Skoyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The agreement also permits the Company to use the Skoyen facility as collateral on existing debt for five years. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20 year term and is renewable at the then fair rental value at the option of the Company for four consecutive five year terms.

14.  Contingent Liabilities, Litigation and Commitments:

      The Company and its subsidiaries are, from time to time, involved in litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all pending suits should not have a material adverse effect on the consolidated financial position of the Company.

      In connection with a 1991 product line acquisition, the Company entered into a ten-year manufacturing agreement which requires the Company to purchase a yearly minimum quantity of feed additives on a cost-plus basis. If the minimum quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. The current cost of the yearly minimum quantity is approximately $7,000 and the fixed cost portion is approximately 20%. For 1996 and prior years, the Company has purchased in excess of the minimum quantities.


15. Leases:

      Rental expense under operating leases for 1996, 1995 and 1994 was $6,578, $5,574 and $5,313, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

     Year Ending December 31,

                       1997       $ 4,700
                       1998         5,200
                       1999         4,200
                       2000         3,800
                       2001         2,400
                       Thereafter   7,400
                                  $27,700

16.  Stockholders' Equity:

      The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 1996) are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

      In connection with the acquisition of Alpharma Oslo the Company issued warrants to purchase 3,600,000 shares of Class A Common stock for $21.945 per share through January 3, 1999. Warrants to purchase 2,450,246 shares became exercisable in October 1995 with the balance to become exercisable in October 1997. (See Note 3.)

      The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 40,000,000; and the number of authorized shares of Class B
Common Stock is 15,000,000.
17.  Derivatives and Fair Value of Financial Instruments:

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

      At December 31, 1996 and 1995, the Company's European subsidiaries had foreign currency contracts outstanding with a notional amount of approximately $8,100 and $8,000, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire by January 30, 1997.

     In November 1995, the Company entered into two interest rate swap agreements with two members of the consortium of banks which are parties to the 1994 Credit Facility to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The swap agreements fix the interest rate at 5.655% plus 1.25% for term loan A ($61,750 at December 31, 1996) through October 1998. (See Note 8.)

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

18.  Stock Options and Employee Stock Purchase Plan:

      Under the Company's 1983 Incentive Stock Option Plan, as amended (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. In June
1995 the Company's stockholders approved an increase, from 1,650,000 to 2,500,000, in the maximum number of shares available for grant. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. This right must be exercised at the same time the stock option is exercised and is limited to one half of the total number of shares being exercised. Included in options outstanding at December 31, 1996 are options to purchase 1,875 shares with cash appreciation rights, all of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 1996 and 1995, options for 873,748 and 881,748 shares, respectively, were available for future grant.

The table below summarizes the activity of the Plan:

                               Shares         Option       Shares
                               Outstanding    Price        Exercisable

Balance at December 31, 1993    489,900  $ 4.58  - $27.13   226,155
  Granted in 1994               207,000  $13.50  - $16.87
  Canceled in 1994              (23,625) $ 8.75  - $23.13
  Exercised in 1994             ( 1,700) $ 8.75  - $ 8.75

Balance at December 31, 1994    671,575  $ 4.58  - $27.13   319,703
  Granted in 1995               308,500  $18.38  - $18.75
  Canceled in 1995              (40,875) $13.50  - $26.25
  Exercised in 1995             (42,425) $ 6.58  - $22.13

Balance at December 31, 1995    896,775                     383,278
 Granted in 1996                 44,000  $12,25  - $25.00
 Canceled in 1996               (36,000) $13.50  - $22.13
 Exercised in 1996              (66,437)  $ 4.58  - $22.13

Balance at December 31, 1996    838,338                     444,982

      As indicated in Note 2 the Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net income (loss) and income (loss) per share for 1995 and 1996, respectively would not have been materially affected. The effects of applying the Statement for the required periods may not be representative of the effects on future years.
      The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                        1996        1995

     Expected life                   4-5 years    4-5 years
     Risk free interest rate           5.96%        5.06%
     Expected future dividend yield    1.23%        0.67%
     Expected volatility               0.35         0.35

      The weighted average remaining contractual life of options outstanding is 6 and 7 years at December 31, 1996 and 1995, respectively.

      The Company has an Employee Stock Purchase Plan by which eligible employees of the Company and its domestic subsidiaries may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 25% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $163, $155 and $156 in 1996, 1995 and 1994, respectively.


19.  Supplemental Data:
                                       Years Ended December 31,
                                     1996      1995      1994
Research and development
    expense                         $34,269  $32,815   $32,497*
   Depreciation expense              22,751   22,085    18,342
   Amortization expense               8,752    8,937     8,431
     Interest   cost  incurred       20,549   22,311    16,077
   Other income (expense) net:
       Interest   income                529      711     1,432
     Foreign exchange gains
       (losses), net                   (195)    (854)      (34)
       Other,   net                    (504)    (117)     (285)
                                    $  (170) $  (260)  $ 1,113

      * Includes $2,500 for contractually required payments for Research and Development paid on an accelerated basis in December
1994. (See Note 3.)
   Supplemental cash flow information:

   Cash paid for interest
    (net of amount capitalized)    $20,250   $19,812   $15,687
   Cash paid for income taxes        9,182     8,223     9,228

   Supplemental schedule of
     noncash investing and
     financing activities:

   Warrants issued                                     $ 6,552

   Fair value of assets acquired             $ 3,500   $19,437
   Cash paid                                   3,500    13,733
   Liabilities assumed                       $     0   $ 5,704
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

                                                 Depre-
                                                 ciation
                                                  and
                                        Identi-  Amorti-   Capital
                    Total    Operating  fiable   zation    Expendi-
                   Revenue    Income(1) Assets   Expense    tures
1996
Business segments:
Human
 Pharmaceuticals   $328,724  $(8,216)   $446,528  $23,013  $15,747
Animal Health       158,254    17,924    137,867    7,771   12,783
Unallocated             698   (5,521)     29,012      719    2,344
Eliminations        (1,492)     (267)    _______   ______   ______
                  $486,184    $3,920   $613,407  $31,503  $30,874

Geographic:
United States      $294,252  $(3,522)   $355,432
Europe and Other    221,872     8,133    257,975
Eliminations       (29,940)     (691)    _______
                  $486,184    $3,920   $613,407

   1995
Business segments:
 Human
  Pharmaceuticals   $358,392  $26,115   $476,738  $23,375   $15,708
 Animal Health       163,322   30,839    140,860    7,406     8,720
 Unallocated             407   (4,445)    17,255      241       408
 Eliminations         (1,239)     (28)   _______   ______    ______
                   $520,882  $52,481   $634,853  $31,022   $24,836
Geographic:

 United States      $328,491  $32,799   $376,134
 Europe and Other    219,970   20,327    260,510
 Eliminations        (27,579)    (645)    (1,791)
                    $520,882  $52,481   $634,853
   1994
Business segments:
 Human
  Pharmaceuticals   $329,113  $(3,850)  $454,685  $20,900   $25,201
 Animal Health       141,077   28,532    122,804    5,657    18,134
 Unallocated             615   (8,708)    14,829      216       991
 Eliminations         (1,542)       4
                   $469,263  $15,978   $592,318  $26,773   $44,326

Geographic:

 United States      $303,270  $ 6,774   $362,359
 Europe and Other    179,714    9,180    230,722
 Eliminations        (13,721)      24       (763)
                   $469,263  $15,978   $592,318

1. 1994 operating income includes charges for management actions related to the acquisition of Alpharma Oslo and transaction expenses. 1996 and 1995 operating income includes (income) and charges for additional management actions. The segments are impacted as follows:

                              1996         1995          1994

Human Pharmaceuticals      $13,789       $(639)      $19,000
Animal Health                4,542          480        1,950
Unallocated                    469          ____       3,700
                           $18,800       $(159)      $24,650


21. Subsequent  Event  -  Class B Common Stock  Subscription  and
    Planned Class A Rights Offering

     On February 10, 1997, the Company announced the signing of a stock subscription and purchase agreement with A.L. Industrier whereby A.L. Industrier irrevocably subscribed to purchase 1,273,438 shares of Class B Common Stock for $16.34 per share (total proceeds $20,808). Concurrently the Company announced that Class A shareholders would be issued special rights to purchase one share of Class A Common Stock for $16.34 per share for every six shares of Class A Common currently held. (Potential proceeds of approximately $34,000.) If the Class A rights are exercised the current ownership proportion between the Class A and B shareholders would be maintained. The distribution of the rights will be made with a prospectus. The final details, terms and conditions of the rights have not been finalized, however they are expected to be transferable and have a term expiring no later than November 30, 1997. A.L. Industrier's purchase of Class B Common Stock will occur upon termination of the Class A rights, but is not conditioned on the exercise of any of the Class A rights.

     Upon issuance of the Class A rights, the exercise price of the 3,600,000 warrants outstanding ($21.945 per share) will be adjusted pursuant to the warrant agreement. (Note 16.)

22.  Selected Quarterly Financial Data (unaudited):

                                    Quarter
                                                              Total
1996                 First     Second    Third     Fourth     Year

Total revenue       $127,810  $121,219  $122,438   $114,717  $486,184

Gross profit          54,519    49,757    48,388     36,392   189,056

Net                    4,777    (4,502)       29    (11,765)  (11,461)
income(loss)(c)

Earnings per
common share:
 Primary
 Net income (loss)       .21      (.20)    .00        (.54)     (.53)

 Fully diluted
 Net income (loss)       .21      (.20)   .00         (.54)     (.53)


1995

Total revenue       $126,080  $123,817  $132,375   $138,610  $520,882


Gross profit          52,669    52,424    52,123     61,539   218,755


Net income (a)         3,925     3,054     6,169      5,669    18,817


Earnings per
  common share
 Primary
  Net income(loss)       .18       .14     .28         .26       .86

 Fully diluted
  Net income (b)         .18       .14     .28         .25       .84



 (a) The third quarter of 1995 includes post-combination management actions which increased net income by $1,754 ($.08 per share). Actions included pre-tax income from the sale of an equity interest in an R&D company $6,463 less pre-
    tax   expenses  of  $3,634  for  severance  and  substantial
    consulting expenses.

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

(c) The quarters of 1996 include management actions which reduced income as follows:

                                                     Loss per
                            Pre-tax     After-tax     share

    First quarter         $1,900         $1,200     $ (.05)
    Second quarter        12,100          7,500       (.34)
    Fourth quarter         4,800          3,900       (.18)
    Full year            $18,800        $12,600     $ (.58)