Form 10-Q
period 1997-03-31
ALPHARMA INC
filed 1997-05-14
CIK 730469

Page 5 of 12


               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
March 31, 1997

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1997:

     Class A Common Stock, $.20 par value -- 13,554,624 shares;
     Class B Common Stock, $.20 par value --  8,226,562 shares.


                          ALPHARMA INC.

                              INDEX



                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements


     Consolidated Condensed Balance Sheet as of
     March 31, 1997 and December 31, 1996                  3

     Consolidated Statement of Income for the
     Three Months Ended March 31, 1997 and 1996            4

     Consolidated Condensed Statement of Cash
     Flows for the Three Months Ended March 31,
     1997 and 1996                                         5

     Notes to Consolidated Condensed Financial
     Statements                                           6-7


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                    8-10



PART II.  OTHER INFORMATION

   Item 6.  Exhibits and reports on Form 8-K

     Signatures                                                11


     Exhibit 11 - Computation of Earnings
                   per Common Share                            12
                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)
                                (Unaudited)


                                              March 31,     December 31,
                                                1997           1996
ASSETS
Current assets:
  Cash and cash equivalents                  $ 10,877        $ 15,944
  Accounts receivable, net                    110,956        120,551
  Inventories                                 120,579         123,585
  Other                                        14,189          14,779
     Total current assets                     256,601         274,859

Property, plant and equipment, net            203,220         209,803
Intangible assets                             116,758         119,918
Other assets and deferred charges               8,816           8,827
          Total assets                       $585,395        $613,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt          $  6,241       $  4,966
  Short-term debt                              50,785          60,952
  Accounts payable and accrued liabilities     76,117          88,288
  Accrued and deferred income taxes             2,474           1,445
     Total current liabilities                135,617         155,651

Long-term debt                                231,838        233,781
Deferred income taxes                          29,272          29,882
Other non-current liabilities                   7,064           8,051

Stockholders' equity:
  Class A Common Stock                          2,765           2,762
  Class B Common Stock                          1,646           1,646
  Additional paid-in-capital                  122,450         122,252
  Foreign currency translation
    adjustment                                  4,572          10,491
  Retained earnings                            56,276          54,996
  Treasury stock, at cost                     (6,105)         (6,105)
     Total stockholders' equity               181,604         186,042
          Total liabilities and
           stockholders' equity              $585,395       $613,407

               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                                (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                                  1997        1996

     Total revenue                           $121,424       $127,810
        Cost of sales                          73,302         73,291
     Gross profit                              48,122         54,519

        Selling, general and
          administrative expenses                 39,248      41,944

     Operating income                              8,874      12,575

        Interest expense                         (4,842)     (5,046)
        Other, net                                 (297)         176

     Income before provision for income taxes      3,735       7,705

        Provision for income taxes                 1,475       2,928

     Net income                                  $ 2,260    $  4,777

     Average common shares outstanding:
       Primary                                    21,781      22,405
       Fully diluted                              21,783      22,405

     Earnings per common share:
       Primary                                   $   .10     $   .21

       Fully Diluted                             $   .10     $   .21

     Dividend per common share                   $  .045     $  .045



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         1997         1996
Operating Activities:
  Net income                                           $  2,260    $ 4,777
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                            7,744    7,937
  Changes in assets and liabilities,
   net of effects from business
   acquisition:
       Decrease in accounts receivable                      6,795     15,179
       (Increase) in inventory                              (131)     (3,516)
       (Decrease) in accounts payable
         and accrued expenses                             (9,945)    (13,835)
       Other                                               1,345      (233)
       Net cash provided by
         operating activities                               8,068    10,309

Investing Activities:
  Capital expenditures                                    (4,606)    (6,643)
  Net cash used in investing
    activities                                            (4,606)    (6,643)

Financing Activities:
  Dividends paid                                             (980)    (979)
  Net repayments under lines of credit                     (8,663)    (13,021)
  Proceeds from long-term debt                               1,506
  Reduction of long-term debt                                 (396)    (350)
       Other, net                                              201      (246)
  Net cash used in
    financing activities                                   (8,332)    (14,596)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                                  (734)    (287)
  Income tax effect of exchange rate
    changes on intercompany advances                          537       185
     Net cash flows from exchange
           rate changes                                      (197)      (102)

Increase (Decrease) in Cash                                (5,067)    (11,032)

Cash and cash equivalents at
  beginning of year                                        15,944     18,351
Cash and cash equivalents at
  end of period                                           $10,877    $ 7,319

           The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in
conjunction   with   the   consolidated   financial   statements    of
Alpharma Inc. and Subsidiaries included in the Company's 1996 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   March 31,    December 31,
                                     1997          1996

     Finished product             $ 67,655      $ 69,629
     Work-in-process                19,110        17,126
     Raw materials                  33,814        36,830
                                  $120,579      $123,585

3.   Supplemental Cash Flow Information:

                                   March 31,     March 31,
                                     1997          1996

     Cash paid for interest        $5,095         $5,415
     Cash paid for taxes             $214         $3,870

4.   Management Actions

      In  1996,  the  International Pharmaceuticals  Division  ("IPD")
implemented  actions  to  strengthen the  competitive  nature  of  the division by lowering costs. In the first quarter of 1996, the IPD severed approximately 30 sales, marketing and other personnel based primarily in the Nordic countries and incurred termination related costs of approximately $1,900. The termination costs are included in operating expenses.

5.   Class  B  Common  Stock Subscription and Planned Class  A  Rights
     Offering

      On February 10, 1997, the Company announced the signing of a stock subscription and purchase agreement with A.L. Industrier AS ("A.L. Industrier") whereby A.L. Industrier irrevocably subscribed to purchase 1,273,438 shares of Class B Commons Stock for $16.34 per share (total proceeds $20,808). Concurrently the Company announced that Class A shareholders would be issued special rights to purchase one share of Class A Common Stock for $16.34 per share for every six shares of Class A Common currently held. (Potential proceeds of approximately $34,000.) If the Class A rights are exercised the current ownership proportion between the Class A and B shareholders would be maintained. The distribution of the rights will be made with a prospectus. The final details, terms and conditions of the rights have not been finalized,  however  they  are expected to be  transferable  and  have a term expiring no later than November 30, 1997. A.L. Industrier's purchase of Class B Common Stock will occur upon termination of the Class A rights, but is not conditioned on the exercise of any of the Class A rights.

      Upon issuance of the Class A rights, the exercise price of the 3,600,000 warrants outstanding ($21.945 per share) will be adjusted pursuant to the warrant agreement.

6.   Long-term Debt

      On April 10, 1997, the existing credit facility was amended to increase the available credit from $170,000 to $180,000. At March 31, 1997, the Company had $163,150 outstanding under the facility.

7.        Recent Accounting Pronouncements

       In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", was issued which established standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company is currently evaluating the effect of this standard on earnings per share.

Item   2.   Management's   Discussion  and   Analysis   of   Financial
Condition and Results of Operations

Results of Operations - Three Months Ended March 31, 1997

      Total  revenue  decreased  $6.4  million  (5.0%)  in  the  three months ended March 31, 1997 compared to 1996. Operating income in 1997 was $8.9 million, a decrease of $3.7 million, compared to 1996. Net income was $2.3 million ($.10 per share fully diluted) compared to $4.8 million ($.21 per share fully diluted) in 1996. Net income in 1996 is reduced by approximately $1.2 million ($.05 per share) for severance for approximately 30 people incurred in the 1st quarter related to the reorganization of the International Pharmaceutical Division ("IPD") sales and marketing function in the Nordic countries.

      Revenues decreased in both the business segments in which the company operates, Human Pharmaceuticals and Animal Health.

      Revenues  in  the  Human  Pharmaceutical  Segment  ("HPS")  were lower than 1996 and accounted for the major portion of the consolidated revenue decline. Revenues declined in the U.S. Pharmaceutical Division ("USPD") as a result of continued reductions in net prices due to a fundamental shift in generic pharmaceutical industry distribution, purchasing and stocking patterns entirely offsetting increased volume primarily to wholesalers. (See "U.S. Generic Pharmaceutical Industry".) In the IPD revenues were lower as a result of selected volume declines and the effect of translation of sales in Scandinavian currencies into the U.S. dollar. Sales of Fine Chemicals increased due principally higher volume.

     Within the Animal Health Segment, Animal Health division revenues decreased primarily due to price erosion within the poultry market. BMDr volume was marginally higher with increased volume to swine and international markets offsetting declines in the poultry market. Aquatic Animal Health division revenues were approximately the same as 1996 due to increased sales in the Norwegian fish vaccine market offset by declines in other products.

      On a consolidated basis, gross profit decreased $6.4 million and the gross margin percent decreased to 39.6 % in 1997 compared to 42.7% in 1996.

      The decrease resulted from lower net sales prices in the USPD which directly lowered margins offset only partially by increased volume. IPD experienced lower gross profits and margins due to lower volume and some translation effects. Animal Health had lower gross profits and margins due to lower prices and lower volume of certain products other than BMD.

      Operating expenses on a consolidated basis decreased $2.7 million. Included in operating expenses in 1996 are charges for severance of $1.9 million relating to the reorganization of the sales and marketing function for IPD in the Nordic countries. Without the charges for severance, expenses were approximately $.8 million lower than the prior year. The reduction reflects an emphasis on cost control, a reduction of expenses resulting from prior year management actions which reduced payroll and generally flat selling and marketing expenses certain of which vary directly with sales.

       Operating income as reported declined $3.7 million as a result of decreased gross profit in dollars and percent being only partially offset by lower operating expenses.

       Interest   expense  decreased  $.2  million  due  to  generally
lower interest rates in 1997.

      Other, net in 1997 was a $.3 million loss compared to $.2 million income in 1996. Foreign exchange transaction losses in 1997 and 1996 were approximately $.4 million and $.1 million, respectively. The loss in 1997 was primarily the result of the strengthening of the U.S. dollar in the first quarter of 1997.

U.S. Generic Pharmaceutical Industry

       The U.S. Generic Pharmaceutical industry has historically been characterized by intense competition which is evidenced by eroding prices for products as additional market participants
receive   approvals  for  these  products.  Growth  has   historically
occurred   through   new  product  approvals  and   subsequent   sales
exceeding declines in the base product line due to price reductions and/or volume decreases. Generic pharmaceutical market conditions were further exacerbated in the second half of 1996 by a rapidly emerging fundamental shift in industry distribution, purchasing and stocking patterns. The shift resulted in a substantial drop in the USPD's 1996 volume and in particular to generic drug distributors who represent an important but declining part of the Company's base business. Programs initiated by major wholesalers accelerated the changes and forced prices to decline. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesalers. The USPD was affected by lower sales as distributors reduced business and as wholesalers reduced inventories and prices. The Company has made agreements with major wholesalers to provide product but cannot predict the effect on future volume and prices. USPD has been and will continue to be affected by the competitive and changing nature of this industry. Accordingly, because of competition, the significance of relatively few major customers (i.e. large wholesalers, distributors and chain stores), a rapidly changing market and uncertainty of timing of new product approvals, USPD sales volume and prices are subject to unforeseen fluctuation. The generic industry in general is subject to similar fluctuations.

      In the first quarter of 1997 the USPD's volume increased relative to 1996 with increases in wholesaler volume being only partially offset by declines in volume to distributors and other accounts overall. Prices declined substantially relative to the first quarter of 1996 but appear to have declined marginally relative to the second half of 1996. As a result of the effects of lower pricing the USPD had an operating loss in the first quarter of 1997.

European Operations

       The fluctuations of European currencies have and will continue to impact the Company's European operations which comprise approximately 45% of total revenues. In addition, many European governments have enacted or are in the process of enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or not allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations or future governmental pricing actions or their impact on the Company's results.

Financial Condition

           Working  capital  at  March 31,  1997  was  $121.0  million compared to $119.2 million at December 31, 1996. The current ratio was 1.89 to 1 at March 31, 1997 compared to 1.77 to 1 at year end. Long-term debt to stockholders' equity was 1.28:1 at March 31, 1997 compared to 1.26:1 at December 31, 1996.

      All  balance  sheet  captions decreased as  of  March  31,  1997 compared to December 1996 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone and Danish Krone, depreciated versus the U.S. Dollar in the three months of 1997 by approximately 3% and 8%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $2.8 million, inventories $3.1 million, accounts payable and accrued expenses $2.2 million, and total stockholders' equity $5.9 million.

___________

Statements made in this Form 10Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities
Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 1996.


                  PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

       10a.   Amendment  to  the  Credit  Agreement  dated  April  10,
1997 between the Company and Union Bank of Norway.

       10b.   Employment  agreement dated April 7,  1997  between  the
Company and Bruce I. Andrews.

       11. Computation of Earnings per Common Share for the three months ended March 31, 1997 and 1996.

(b)       Reports on Form 8-K

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

                              ALPHARMA INC.
                              (Registrant)









Date:  May 12, 1997           /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer