Form 10-Q
period 1997-06-30
ALPHARMA INC
filed 1997-08-08
CIK 730469

Page 1 of 19





               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
June 30, 1997

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of August 1, 1997:

    Class A Common Stock, $.20 par value -- 13,576,675 shares;
    Class B Common Stock, $.20 par value --  9,500,000 shares.






                          ALPHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
   June 30, 1997 and December 31, 1996                     3

     Consolidated Statement of Operations for the
     Three and Six Months Ended June 30, 1997
     and 1996                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Six Months Ended June 30,
     1997 and 1996                                         5

     Notes to Consolidated Condensed Financial
     Statements                                               6-9


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   10-15

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote
            of Security Holders                            16

  Item  6.   Exhibits and reports on Form   8-K            16

             Signatures                                    17

 Exhibit 11 - Computation of Earnings per Common Share   18-19


                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)



                                            June 30,
                                              1997    December 31,
                                          (Unaudited)     1996
ASSETS
Current assets:
  Cash and cash equivalents              $ 10,505      $15,944
  Accounts receivable, net                  98,028     120,551
  Inventories                              127,645     123,585
  Other                                     14,904      14,779
     Total current assets                  251,082     274,859

Property, plant and equipment, net         197,727     209,803
Intangible assets                          113,389       119,918
Other assets and deferred charges            8,097       8,827
          Total assets                    $570,295     $613,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $  5,928     $  4,966
  Short-term debt                           30,444       60,952
  Accounts payable and accrued liabilities  72,599      88,288
  Accrued and deferred income taxes          1,282       1,445
     Total current liabilities             110,253     155,651

Long-term debt                             226,070      233,781
Deferred income taxes                       28,461       29,882
Other non-current liabilities                7,129       8,051

Stockholders' equity:
   Class A Common Stock                      2,770       2,762
   Class B Common Stock                      1,900       1,646
   Additional paid-in-capital              142,862     122,252
   Foreign currency translation
     adjustment                             (1,753)     10,491
   Retained earnings                        58,708      54,996
   Treasury stock, at cost                 (6,105)      (6,105)
     Total stockholders' equity            198,382     186,042

          Total liabilities and
           stockholders' equity           $570,295    $613,407




           The accompanying notes are an integral part of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)
                   (In thousands, except per share data)

                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                              1997       1996         1997         1996

Total revenue               $118,986    $121,219     $240,410   $249,029
Cost of sales                 67,546      71,462      140,848    144,753
Gross profit                  51,440      49,757       99,562    104,276
   Selling, general and
     administrative expenses  41,500      52,180       80,748     94,124

Operating income (loss)        9,940     (2,423)       18,814     10,152

   Interest expense          (4,490)     (4,964)      (9,332)   (10,010)
   Other income (expense),
      net                        130         128       (167)       304
Income(loss)before provision
 for income taxes              5,580     (7,259)        9,315        446
   Provision (benefit)
      for income taxes         2,110     (2,757)        3,585        171
Net income (loss)           $  3,470   $ (4,502)     $  5,730  $    275

Average common shares
 outstanding:
   Primary                      21,868      22,045     21,824      22,232
Fully diluted                   21,882      22,045     21,852       22,232
Earnings(loss)per common share:

  Primary                      $   0.16     $  (0.20)   $   0.26   $   0.01

  Fully  diluted                $   0.16    $  (0.20)   $    0.26  $   0.01
  Dividends per common share  $  0.045    $  0.045     $   0.09  $   0.09

                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)

                                                 Six Months Ended
                                                   June 30,
                                               1997             1996
Operating Activities:
  Net income                                $ 5,730           $   275
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization             15,123             16,134
  Non-current asset write-off                    -               4,316
  Changes in assets and liabilities:
     Decrease in accounts receivable         17,117             14,459
     (Increase) in inventory                 (9,771)            (6,145)
     (Decrease) in accounts
       payable and accrued expenses          (11,810)          (16,587)
     Other, net                                  545                (4)
       Net cash provided by
         operating activities                  16,934            12,448

Investing Activities:
  Capital expenditures                        (11,697)          (16,065)

Financing Activities:
  Dividends paid                               (2,018)          (1,965)
  Net repayment under lines of credit         (28,469)          (1,609)
  Proceeds from long-term debt                  1,506            6,110
  Reduction of long-term debt                  (2,031)          (6,569)
  Proceeds from issuance of common stock       20,872              926
          Net cash used in
        financing activities                  (10,140)          (3,107)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                     (1,270)           (655)
  Income tax effect of exchange rate
    changes on intercompany advances               734             308
     Net cash flows from exchange
               rate changes                        (536)          (347)

Decrease in Cash                                 (5,439)        (7,071)
Cash and cash equivalents at
  beginning of year                               15,944         18,351
Cash and cash equivalents at
  end of period                                   $10,505       $11,280



             The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

       The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1996 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   June 30,    December 31,
                                     1997          1996

     Finished product              $71,925      $ 69,629
     Work-in-process                20,884        17,126
     Raw materials                  34,836        36,830
                                  $127,645      $123,585

3.   Supplemental Cash Flow Information:

                                     Six Months Ended
                                   June 30,      June 30,
                                     1997          1996

     Cash paid for interest        $9,537         $9,864
     Cash paid for taxes
        (net of refunds)         $(3,157)         $5,746

4.   1996 Management Actions

       In the first quarter of 1996, IPD severed approximately 30 sales, marketing, and other personnel based primarily in the
Nordic countries and incurred termination related costs of approximately $1,900. The termination costs are included in selling, general and administrative expenses.

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

       A   summary  of  the  1996  second  quarter  charges  and   expenses
resulting   from   the  approved  plan  which  are  included   in   selling
general and administrative expenses follows:

Pre-Tax
Amount        Description

  $4,400 Severance and employee termination benefits for 175 Copenhagen employees and 200 employees in the United States. All employees were notified of the plan after the approval by the Board in May 1996.

     200      Stay bonus accrued, as earned.

   4,300 Write-off of buildings, leasehold improvements and machinery and equipment.

   1,500      Accrual   of  the  non  cancelable  term   of   the
              operating leases and estimated refurbishment costs for USPD facilities.

              Exit  costs for demolition of facilities, clean  up
   1,700      costs and other.
 $12,100


5.   Class B Common Stock Subscription and Planned Class A Rights
     Offering

      On February 10, 1997, the Company entered into a Stock Subscription and Purchase Agreement with A.L. Industrier AS. A.L. Industrier AS is the beneficial owner of all issued and outstanding shares of the Company's Class B Common stock and is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. The agreement provided for the sale of 1,273,438 newly issued shares of Class B Common stock for $16.34 per share. The shares of Class B Common stock are convertible on a share for share basis into shares of the Company's Class A Common stock. The agreement also provided for the issuance of rights to the Class A shareholders to purchase one share of Class A Common stock for $16.34 per share for every six shares of Class A Common held. The Class A rights distribution will be made with a prospectus. The final details, terms and conditions have not been finalized, however, they are expected to be transferable and have a term expiring on November 25, 1997. The agreement required that the Class B shares be purchased at the same time that the rights for the Class A Common stock would expire and total consideration for the Class B Common stock was agreed to be $20,808.

      On June 26, 1997, the Company and A.L. Industrier entered into Amendment No. 1 to the Subscription and Purchase Agreement whereby A.L. Industrier agreed to purchase the 1,273,438 Class B shares on June 27, 1997. The amendment provided that A.L. Industrier pay the original agreed consideration and receive no later than November 30, 1997 an early pay amount estimated to be approximately $428. The early payment amount recognizes the benefit to the Company in the A.L. Industrier purchase of the stock on June 27, 1997 instead of November 25, 1997. The sale of stock was completed for cash on June 27, 1997. Accordingly, at June 30, 1997 stockholders' equity has increased by $20,380 to reflect the issuance of the Class B shares. A.L. Industrier AS is now the beneficial owner of 9,500,000 shares of Class B Common stock.

      In addition, upon issuance of the Class A rights, the exercise price of the 3,600,000 warrants outstanding ($21.945 per share) will be adjusted pursuant to the warrant agreement.

6.   Long-term Debt

      On April 10, 1997, the existing credit facility was amended to increase the available credit from $170,000 to $180,000. At
June 30, 1997, the Company had $163,150 outstanding under the facility.

7.        Recent Accounting Pronouncements

       In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", was issued which established standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

       The Company has evaluated the effect of this new pronouncement on earnings per share and believes that adoption of SFAS No. 128 would not have a material impact on reported earnings per share for the periods ended June 30, 1997 and 1996.

     In June 1997 SFAS No. 130, "Reporting Comprehensive Income," was issued and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. This Statement requires that all items that are recognized under accounting standards and components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and, therefore, will not have any effect on the financial position or results of operations of the Company. The Company is in the process of evaluating the statement's implementation. This statement is effective for fiscal years beginning after December 15, 1997.

       Also   in  June  1997  the  FASB  issued  Statement   131,
"Disclosures  About  Segments  of  an  Enterprise   and   Related
Information." This Statement, which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," changes the way public companies report information about segments by moving to the management approach to segment reporting. In addition, the statement has requirements relating to disclosure of products, services, customers, and the material countries in which the entity holds assets and reports revenues. As with SFAS No. 130 this statement addresses disclosure issues and therefore will not have an effect in the Company's financial position or results of operations. The Statement is effective for periods beginning after December 15, 1997.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations - Six Months Ended June 30, 1997

      Total revenue decreased $8.6 million (3.5%) in the six months ended June 30, 1997 compared to 1996. Operating income in 1997 was $18.8 million, an increase of $8.7 million, compared to 1996. Net income was $5.7 million ($.26 per share fully diluted) compared to $.3 million ($.01 per share fully diluted) in 1996. Net income in 1996 is reduced by approximately $8.7 million ($.39 per share) for severance incurred in the first quarter related to the reorganization of the International Pharmaceuticals Division ("IPD") sales and marketing function in the Nordic countries and for charges and expenses resulting from production rationalization plans in the IPD and the U.S. Pharmaceuticals Division ("USPD") in the second quarter. (See section "1996 Management Actions.")

       Revenues increased in the Animal Health Segment and decreased in the Human Pharmaceuticals Segment. Overall revenues were approximately $6.0 million lower due to translation of sales in foreign currency into the U.S. dollar.

      Revenues in the Human Pharmaceutical Segment ("HPS") were lower than 1996 and accounted for the consolidated revenue decline. Revenues declined in the USPD as a result of reductions in net prices due to a fundamental shift in generic pharmaceutical industry distribution, purchasing and stocking patterns while overall volume was approximately equal to 1996. (See "U.S. Generic Pharmaceutical Industry".) In the IPD revenues were lower as a result primarily of the effect of translation of sales in Scandinavian currencies into the U.S. dollar. For the first six months of 1997 average exchange rates for Scandinavian currencies where IPD conducts a substantial portion of its business have declined by approximately 6%-11% compared to the comparable period in 1996. Sales of Fine Chemicals increased due principally higher volume.

     Within the Animal Health Segment, Animal Health Division revenues increased primarily due to increased volume of most major products including BMDr within the poultry, swine and international markets. Aquatic Animal Health division revenues increased compared to 1996 due to increased sales in the Norwegian fish vaccine market.

     On a consolidated basis, gross profit decreased $4.7 million and the gross margin percent decreased to 41.4 % in 1997 compared to 41.9% in 1996.

      The decrease resulted from lower net sales prices in the USPD which directly lowered margins offset only partially by lower overall manufacturing expenses resulting from the production rationalization plan which consolidated USPD production in two locations. IPD experienced lower gross profits and margins due mainly to translation effects. Animal Health had higher gross profits and margins due to increased volume of most products including BMD offsetting lower prices in certain markets.

      Operating expenses on a consolidated basis decreased $13.4 million or 14.2%. Included in operating expenses in 1996 are charges incurred in the first quarter for severance of $1.9 million relating to the reorganization of the sales and marketing function for IPD in the Nordic countries. In the second quarter of 1996 charges and expenses of $12.1 million were incurred in connection with production rationalization plans implemented by IPD and USPD. Without the charges and expenses totaling $14.0 million, expenses were approximately $80.1 million in 1996 compared to $80.7 million in 1997. The minor growth reflects a continued emphasis on cost control, a reduction of expenses resulting from prior year management actions which reduced payroll and translation effects on expenses incurred in foreign currencies offset by planned increases in certain expenses and increases in administrative expenses resulting from personnel changes and employee incentive programs.

      Operating income as reported increased $8.7 million as a result of decreased gross profit in dollars being completely offset by lower operating expenses.

      Interest expense decreased $.7 million due to lower debt levels and generally lower interest rates in 1997.

      Other, net in 1997 was a $.2 million loss compared to $.3 million income in 1996. Foreign exchange transaction losses included in other, net in 1997 and 1996 were approximately $.4 million and $.1 million, respectively. The loss in 1997 was primarily the result of the strengthening of the U.S. dollar in the first half of 1997.

Results of Operations - Three Months Ended June 30, 1997

      Total revenue decreased $2.2 million (1.8%) in three months ended June 30, 1997 compared to 1996. Operating income was $9.9 million in 1997 compared to a loss of $2.4 million in 1996. Net income in 1997 was $3.5 million ($.16 per share) compared to a loss of $4.5 million ($.20 loss per share). The net loss in 1996 is the result of charges and expenses of approximately $.34 per share, due to the approval and commencement of plans for production rationalization by IPD and USPD in the second quarter. (See section "1996 Management Actions.")

      Revenues decreased in the Human Pharmaceuticals Segment and increased in the Animal Health Segment. Overall revenues were approximately $3.0 million lower due to translation of sales in foreign currency into the U.S. dollar.

      Revenues in the Human Pharmaceuticals Segment declined primarily due to lower USPD sales. USPD revenues were adversely affected by lower prices and volumes resulting from the fundamental shift in generic industry distribution, purchasing and stocking patterns which commenced in the third quarter of 1996. (i.e. The second quarter of 1996 was prior to the change in the industry. See "U.S. Generic Pharmaceutical Industry.") IPD sales were marginally lower as increased volume for current and new products was offset by the translation effects of a strengthening U.S. dollar. Fine Chemicals sales increased due to increased sales volume.

      Within the Animal Health Segment, Animal Health Division ("AHD") revenues increased due to sales volume of BMDr and other feed additives offset in part by some price erosion. In the second quarter of 1996, the AHD was negatively impacted by higher U.S. grain prices which lowered use and prices of feed additives particularly to the U.S. poultry market. In 1997 grain prices have returned to more normal levels.

     On a consolidated basis, gross profit increased $1.7 million and the gross margin percent increased to 43.2% in 1997 compared to 41.0% in 1996. The increase resulted from increased volume of sales in the higher margin Animal Health Segment and increased gross margin percent for USPD where price and volume declines were offset by cost reductions resulting mainly from production rationalizations which were implemented in 1996.

      Operating expenses on a consolidated basis decreased $10.7 million. Included in operating expenses in 1996 are charges and expenses of $12.1 million relating to the production rationalization approved for IPD and USPD. Without the charges for production rationalization, expenses increased by $1.4 million. The increase reflects additional selling and marketing and administrative expenses for 1997 employee incentive programs and additional expenses incurred for personnel changes offset by a continued emphasis on cost control, a reduction of expenses resulting from prior year management actions which reduced payroll and translation effects of expenses incurred in foreign currencies.

      As  a result of increased gross profits and the absence  of charges  for management actions, 1997 operating income  was  $9.9 million compared to a $2.4 million operating loss in 1996.

      Interest expense decreased $.5 million due to generally lower interest rates in 1997 and to a lesser extent decreased average debt levels in 1997.

1996 Management Actions

     Selling and Marketing Reorganization

      In the first quarter of 1996 IPD reorganized its sales and marketing organization in the Nordic countries and severed approximately 30 personnel at a cost of $1.9 million. IPD estimates the annual expense reduction by 1997 from this action at over $1.0 million.
     Production Rationalization

      In May 1996, the Board of Directions approved a production rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer will be completed in 1998 and will result in the net reduction of approximately 100 employees. The rationalization plan resulted in a charge in the second quarter for severance for Copenhagen employees, write-off for certain buildings and machinery and equipment and other exit costs.

       In   May  1996,  the  Board  of  Directors  approved   the
acceleration of a plan by USPD to move all suppositories and cream and ointment production from two present locations to the Lincolnton, N.C. location.

      The acceleration plan included the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan provided for complete exit by early 1997 and resulted in a net reduction of over 150 employees. The acceleration plan resulted in a second quarter of charge for severance of employees, a write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs.

     Because of the time necessary to complete the transfers, the production rationalization plans included stay bonus plans to keep the production work force in tact until the transfer is complete. The stay bonus plans generally require the employee remain until their position is eliminated to earn a payment. The overall cost of these plans is estimated at $1.9 million and is being accrued over the periods necessary to achieve the shut downs.

      The production rationalization plans required charges and expenses in the second quarter of $12.1 million which includes $4.4 million for severance, $4.3 million for facilities write-offs, $1.5 million for lease and refurbishment costs, $1.7 million for other exit costs and $.2 million for accrued stay bonus.

      The  production rationalization plans have begun to benefit
operations  in  1997  for  USPD  and  are  expected  to   benefit
operations beginning in the second half of 1998 for IPD.

      The Company believes the dynamic nature of its business may present additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, similar management actions may be considered in the future.

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

     In the second quarter of 1997 USPD volume decreased relative to 1996 with an increase in wholesaler volume being completely offset by overall declines in volume to drug chains and distributors compared to 1996. Prices have declined substantially compared to the second quarter of 1996, but have stabilized relative to the second half of 1996 and the first quarter of 1997. There is however, continued pressure on pricing by major customers. The stabilization of pricing and lower manufacturing costs resulted in USPD achieving an operating profit in the second quarter although on a year to date basis USPD has incurred an operating loss.

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

Financial Condition

           Working capital at June 30, 1997 was $140.8 million compared to $119.2 million at December 31, 1996. The current ratio was 2.27:1 at June 30, 1997 compared to 1.77:1 at year end. Long-term debt to stockholders' equity was 1.14:1 at June 30, 1997 compared to 1.26:1 at December 31, 1996.

     The improvement in the ratios relative to December 31, 1996, is primarily the result of the sale in June 1997 of approximately
1.3 million shares of Class B Common stock for approximately $20.4 million. The proceeds of the sale were used to repay short term debt. At June 30, 1997, short term debt was $30.4 million compared to $61.0 million at December 31, 1996.

     The Company's Class B Common stock was sold to the Company's principal shareholder, A.L. Industrier AS pursuant to an amended agreement. The agreement also provided for the issuance of rights to the Class A shareholders to purchase one share of Class A Common stock for $16.34 per share for every six shares of Class A Common held. The Class A rights distribution will be made with a prospectus. The final details, terms and conditions have not been finalized, however, they are expected to be transferable and have a term expiring on November 25, 1997. The Company cannot predict whether the rights will be exercised, however, if all rights are exercised the Company will receive proceeds of approximately $37.0 million.

      Most balance sheet captions decreased as of June 30, 1997 compared to December 1996 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone and Danish Krone, depreciated versus the U.S.
Dollar in the six months of 1997 by approximately 12% and 13%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $5.5 million, inventories $5.8 million, accounts payable and accrued expenses $3.7 million, long term debt $6.2 million, and total stockholders' equity $12.2 million.

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

(a)       Alpharma Inc. annual meeting was held on May 28, 1997.

(b) Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

                                           Votes
     Class A Directors               For          Withheld

     Thomas G. Gibian             11,997,243       685,794
     Peter G. Tombros             11,998,243       684,794

     Class B Directors

     I.   Roy Cohen               32,906,248             0
     Glen E. Hess                 32,906,248             0
     Gert W. Munthe               32,906,248             0
     Einar W. Sissener            32,906,248             0
     Erik G. Tandberg             32,906,248             0

(c)  An  Amendment  to the Company's 1983 Incentive Stock  Option
     Plan was approved by a vote of:

                     For          41,482,470
                     Against       3,054,570
                     Abstain          34,088
                     No Vote       1,018,157


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11. Computation of Earnings per Common Share for the three and six months ended June 30, 1997 and 1996.

(b)       Reports on Form 8-K

      On July 3, 1997, the Company filed a report on Form 8-K dated June 27, 1997 reporting Item 9. "Sales of Equity Securities pursuant to Regulation S".

       The   event  reported  was  an  amendment  to  the   Stock
Subscription Agreement signed with A.L. Industrier and the sale of 1,273,438 shares of Class B Common stock to A.L. Industrier on June 27, 1997.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)









Date:  August 8, 1997         /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer