Form 10-Q
period 1997-09-30
ALPHARMA INC
filed 1997-11-07
CIK 730469

Page 25 of 23



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
September 30, 1997

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

                       YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 3, 1997.

    Class A Common Stock, $.20 par value - 13,905,211 shares;
     Class B Common Stock, $.20 par value - 9,500,000 shares


                         ALPHARMA INC.

                             INDEX




                                                       Page No.

PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     September 30, 1997 and December 31, 1996               3

     Consolidated Statement of Income for the
     Three and Nine Months Ended September 30,
     1997 and 1996                                           4

     Consolidated Condensed Statement of Cash
     Flows for the Nine Months Ended September 30,
     1997 and 1996                                           5

     Notes to Consolidated Condensed Financial
     Statements                                              6-11


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      12-19


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8K                  20

  Signatures                                               21

  Exhibit 11 - Computation of Earnings                     22-23
               per Common Share
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)

                                      September 30,
                                          1997      December 31,
                                      (Unaudited)      1996
ASSETS
Current assets:
  Cash and cash equivalents            $ 17,148      $ 15,944
  Accounts receivable, net              113,732       120,551
  Inventories                           124,413       123,585
Other                                    13,278        14,779
      Total current assets              268,571       274,859

Property, plant and equipment, net      200,726       209,803
Intangible assets                       137,089       119,918
Other assets and deferred charges         9,073         8,827
      Total assets                     $615,459      $613,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt    $  7,187      $  4,966
  Short-term debt                        39,167        60,952
  Accounts payable and accrued
      liabilities                        79,920        88,288
  Accrued and deferred income taxes       3,467         1,445
      Total current liabilities         129,741       155,651

  Long-term debt                        247,663       233,781
  Deferred income taxes                  28,531        29,882
  Other non-current liabilities           7,685         8,051

Stockholders' equity:
  Class A Common Stock                    2,775         2,762
  Class B Common Stock                    1,900         1,646
  Additional paid-in-capital            143,340       122,252
  Foreign currency translation
      adjustment                        (2,997)        10,491
  Retained earnings                      62,926        54,996
  Treasury stock, at cost               (6,105)       (6,105)

      Total stockholders' equity        201,839       186,042
        Total liabilities and
          stockholders' equity         $615,459      $613,407

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                              ALPHARMA INC.
                     CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)
                  (In thousands, except per share data)

                              Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                              1997       1996       1997       1996

Total revenue               $125,240  $122,438   $365,650   $371,467

   Cost of sales              73,681    74,050    214,529   218,803

Gross profit                  51,559    48,388    151,121    152,664

   Selling, general and
     administrative expenses  38,577    42,980    119,325    137,104

Operating income              12,982     5,408     31,796     15,560

   Interest expense          (4,303)   (4,920)   (13,635)   (14,930)

   Other income (expense), net  (271)    (184)      (438)        120

Income before
 provision for income taxes    8,408      304     17,723         750

   Provision for income taxes  3,151       275      6,736        446

Net income                  $  5,257   $    29   $ 10,987   $    304

Average common shares
 outstanding:
  Primary                     23,588    21,772     22,221     21,852
  Fully diluted               25,848    21,772     24,572     21,852

Earnings per common share:
  Primary                     $   .22  $   .00    $   .49    $   .01

  Fully Diluted               $   .22  $   .00    $   .49    $   .01

Dividends per common share    $  .045  $  .045    $  .135     $  .135


               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (In thousands of dollars)
                              (Unaudited)

                                                Nine Months Ended
                                                   September 30,
                                                 1997      1996
Operating Activities:
 Net income                                    $ 10,987   $   304
 Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                 22,713    23,720
 Non-current asset write-off                        --      4,068
 Changes in assets and liabilities,
   net of effects from business
   acquisition:
      Decrease in accounts receivable             1,701    11,459
      (Increase) in inventory                   (4,828)   (2,510)
      (Decrease) in accounts
         payable and accrued expenses           (4,382)  (16,071)
      Other                                       2,417   (1,419)
        Net cash provided by
          operating activities                   28,608    19,551

Investing Activities:
 Capital expenditures                          (19,119)  (22,831)
 Purchase of business and intangibles          (27,201)
 Net cash used in investing activities         (46,320)  (22,831)

Financing Activities:
 Dividends paid                                 (3,058)   (2,950)
 Net borrowings (repayments) under lines of credit(19,408)    841
 Proceeds from long-term debt                    27,505     6,110
 Reduction of long-term debt                    (6,906)   (8,859)
 Proceeds from issuance of stock                 21,355     1,039
      Net cash provided by (used in)
        financing activities                     19,488   (3,819)

Exchange Rate Changes:
 Effect of exchange rate changes on cash        (1,400)     (550)
 Income tax effect of exchange rate
   changes on intercompany advances                 828       334
      Net cash flows from exchange
        rate changes                              (572)     (216)

 Increase (Decrease) in cash                      1,204   (7,315)
 Cash and cash equivalents at beginning
  of year                                        15,944      18,351
 Cash and cash equivalents at end
   of period                                   $ 17,148  $ 11,036

               The accompanying notes are an integral part of the consolidated condensed financial statements.

1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in
conjunction   with   the   consolidated   financial   statements    of
Alpharma Inc. and Subsidiaries included in the Company's 1996 Annual Report on Form 10-K. The reported results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                 September 30, December 31,
                                     1997          1996

     Finished product              $72,375      $ 69,629
     Work-in-process                18,991        17,126
     Raw materials                  33,047        36,830
                                  $124,413      $123,585

3.   Supplemental Cash Flow Information:

                                     Nine Months Ended
                                September 30,  September 30,
                                    1997           1996

     Cash paid for interest       $13,815        $15,849
     Cash paid for taxes
        (net of refunds)         $(2,888)         $6,353

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

       In the third quarter of 1996 the Company's management actions were adjusted for the sale of the Able tablet business and include severance charges of $700 related to a reorganization of the Animal Health divisions distribution business. The sale of the Able tablet business and sub-lease of the Able facility (located in New Jersey) resulted in the company reducing certain accruals made in the second quarter which reflected significant exit costs which would have been incurred in closing the facility. The net reduction of the second quarter charge for the sale and subleasing was $1,100 including the net proceeds received on the sale of approximately $500.
      A summary of the year to date and third quarter charges and expenses resulting from the management actions which are included in selling general and administrative expenses follows for 1996 periods:

   3rd       Year to
 Quarter       Date     Description

 $  700      $7,000     Severance and employee termination
                        benefits for all 1996 employees
                        terminated (approximately 400
                        employees).

    400         600     Stay bonus accrued.

  (300)       4,000     Impairment of buildings, leasehold
                        improvements and machinery and
                        equipment. (Net of sales proceeds of
                        approximately $500 in the third
                        quarter.)

  (800)         700     Accrual of the non cancelable term of
                        the operating lease and estimated
                        refurbishment costs for USPD facilities.
                        (The third quarter reduction results
                        from accrual reversals related to Able.)

      0       1,700     Exit costs for demolition of facilities,
  _____      ______     clean up costs and other.

 $    0     $14,000


5.   Class  B  Common  Stock  Subscription  and  Class  A  Rights
     Offering

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

      On June 26, 1997, the Company and A.L. Industrier entered into Amendment No. 1 to the Subscription and Purchase Agreement whereby A.L. Industrier agreed to purchase the 1,273,438 Class B shares on June 27, 1997. The amendment provided that A.L. Industrier pay the original agreed consideration and receive no later than November 30, 1997 an early payment amount estimated to be approximately $428. The early payment amount recognizes the benefit to the Company in the A.L. Industrier purchase of the stock on June 27, 1997 instead of November 25, 1997 (the date the Class A rights expire). The sale of stock was completed for cash on June 27, 1997. Accordingly, stockholders' equity has increased by $20,380 to reflect the issuance of the Class B shares. A.L. Industrier AS is now the beneficial owner of 9,500,000 shares of Class B Common stock.

      On September 4, 1997 the Board of Directors issued as a dividend to the holders of its Class A Common Stock of record on August 26, 1997, certain subscription rights. Each Record Holder received one Right for every six shares of Class A Stock held by such holder on the Record Date. Each Right, evidenced by transferable certificates, entitles the holder to purchase one share of Class A Stock at a subscription price of $16.34 per share. The Rights are listed and trade on the New York Stock Exchange. The Rights are exercisable at the holder's option ending on November 25, 1997. After the Expiration Date, unexercised Rights will be null and void.

      The Company has outstanding warrants to purchase Class A Common stock which expire on January 3, 1999. Pursuant to the warrant agreement, the issuance of these Rights to the Class A shareholders of Alpharma Inc. changes both the exercise price and the number of shares of Class A common stock of Alpharma Inc. purchasable upon the exercise of each warrant. As a result of this Rights distribution, each warrant will now purchase 1.063 shares of Class A common stock of Alpharma Inc. (originally one share per warrant) at an exercise price of $20.65 per share (original exercise price of $21.945).

      If, upon expiration of the rights on November 25, 1997, any rights remain unexercised, the Warrant Exercise Price and number of share of Class A Common Stock purchasable upon the exercise of each Warrant will be readjusted to reflect the reduced dilution of the rights offering. Any readjustment made will not result in an exercise price exceeding the original warrant issuance exercise price of $21.945 or a decrease in the number of shares purchasable upon exercise of the warrants below the amount originally issued.

6.        Business Acquisition:

      In September 1997, the Company acquired the worldwide decoquinate business from Rhone-Poulenc Animal Nutrition of France (RPAN). Decoquinate is an anticoccidial feed additive used primarily in beef cattle and calves.

       The transaction includes all rights for decoquinate worldwide and the trademark Deccox that is registered in over 50 countries. The agreement also provides that RPAN will continue to manufacture decoquinate for Alpharma under a long term supply contract. The acquisition was accounted for in accordance with the purchase method and sales of decoquinate are included from the date of acquisition. The cost was approximately $27,200, which included approximately $1,600 of inventory. The balance of the purchase price has been allocated to intangible assets and will generally be amortized over 15 years.

7.   Long-term Debt

      On  April 10, 1997, the Company's existing credit  facility was  amended  to increase the available credit from  $170,000  to
$180,000.  At  September  30,  1997,  the  Company  had  $178,150
outstanding under the facility.

8.   Recent Accounting Pronouncements

       In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", was issued which established standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods.

       The Company has evaluated the effect of this new pronouncement on earnings per share and believes that adoption of SFAS No. 128 would not have a material impact on reported earnings per share for the periods ended September 30, 1997 and 1996.

     In June 1997 SFAS No. 130, "Reporting Comprehensive Income," was issued and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. This Statement requires that all items that are recognized in equity under accounting standards be included as components of comprehensive income and be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and, therefore, will not have any effect on the financial position or results of operations of the Company. The Company is in the process of evaluating the statement's implementation. This statement is effective for fiscal years beginning after December 15, 1997.

       Also   in  June  1997  the  FASB  issued  Statement   131,
"Disclosures  About  Segments  of  an  Enterprise   and   Related
Information." This Statement, which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," provides different criteria for public companies to apply in reporting information about segments by moving to the management approach to segment reporting. In addition, the statement has requirements relating to disclosure of products, services, customers, and the material countries in which the entity holds assets and reports revenues. As with SFAS No. 130 this statement addresses disclosure issues and therefore will not have an effect in the Company's financial position or results of operations. The Statement is effective for periods beginning after December 15, 1997.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations - Nine Months Ended September 30, 1997

Overview

      For the nine months ended September 30, 1997 revenue was $365.7 million, a decrease of $5.8 million (1.6%) compared to 1996. Operating income was $31.8 million, an increase of $16.2 million, compared to 1996. Net income was $11.0 million ($.49 per share fully diluted) compared to $.3 million ($.01 per share fully diluted) in 1996.

     Net income in 1996 was reduced by approximately $8.7 million ($.39 per share) for severance related to a reorganization of the International Pharmaceuticals Division ("IPD") sales and marketing function in the Nordic countries in the first quarter, charges and expenses resulting from production rationalization plans in the IPD and the U.S. Pharmaceuticals Division ("USPD") in the second and third quarters and third quarter actions in the Animal Health Division("AHD"). (See section "1996 Management Actions.")

Revenues

      On an overall basis revenues increased in the Animal Health Segment and decreased in the Human Pharmaceuticals Segment. 1997 revenues compared to 1996 were reduced approximately $13.5 million due to translation of sales in foreign currency into the U.S. dollar.

      Revenues in the Human Pharmaceutical Segment ("HPS") were lower than 1996. Revenues declined in the USPD primarily due to reductions in net selling prices resulting from programs initiated by major wholesalers in the second half of 1996 which fundamentally shifted generic pharmaceutical industry distribution, purchasing and stocking patterns. Overall volume was approximately the same as 1996. (See "U.S. Generic Pharmaceutical Industry".) In IPD overall volume and pricing were up on a local currency basis. However, IPD revenues were lower primarily as a result of the effect of translation of sales in Scandinavian currencies into the U.S. dollar. For the first nine months of 1997 average exchange rates for Scandinavian currencies where IPD conducts a substantial portion of its business have declined by approximately 9%-14% compared to the comparable period in 1996. Sales in the Fine Chemicals Division ("FCD") principally increased due to higher volume.

     Within the Animal Health Segment ("AHS"), AHD revenues increased primarily due to increased volume of most major products. In addition, the acquisition of the decoquinate business in September 1997 contributed to the increase. Aquatic Animal Health Division ("AAHD") revenues increased compared to 1996 due to increased sales in the Norwegian fish vaccine market.

Gross Profit

     On a consolidated basis, gross profit decreased $1.5 million and the gross margin percent increased slightly to 41.3% in 1997 compared to 41.1% in 1996.

     The net decrease in dollars resulted from the interaction of a number of factors. IPD experienced lower gross profits due mainly to translation effects. USPD had a higher gross profit and gross margin percentage. Lower net selling prices in the USPD directly lowered gross profits and margin percentages but were more than offset by lower overall manufacturing expenses resulting from the execution of the production rationalization plan. AHD had higher gross profits and margins due to increased volume of most products including BMD only partially offset by lower prices in certain markets.

Operating Expenses

      Operating expenses on a consolidated basis decreased $17.8 million or 13.0%. Included in operating expenses in 1996 were charges incurred for management actions totaling $14.0 million. (See section "1996 Management Actions.") In addition, the third quarter of 1996 includes approximately $2.0 million of bad debt expense relating to the bankruptcy of a major wholesaler. The following table estimates adjustments necessary to compare the operating expenses for the year to date periods:

                                     1997          1996

Operating expenses as reported      $119.3        $137.1

Management actions - 1996                          (14.0)

Bad debt expense related to the
  bankruptcy of a major wholesaler                  (2.0)
                                   ______          _____
                                   $119.3         $121.1

     The net reduction reflects translation effects on expenses incurred in foreign currencies, a continued emphasis on cost control, and a reduction of expenses resulting from prior year management actions which reduced payroll, offset by planned increases in certain expenses and increases in administrative expenses resulting from personnel changes and employee incentive programs.
Operating Income

      Operating  income  as  reported  in  1997  increased  $16.2 million. The decrease in gross profit in dollars was more than offset by lower operating expenses and the absence of charges for management actions.


Interest Expense/Other/Taxes

      Interest  expense decreased $1.3 million due to lower  debt levels  (aided by the receipt, in June 1997 of approximately  $20 million of new equity - See "Financial Conditions") and generally lower interest rates in 1997.

      Other, net in 1997 was a $.4 million loss compared to a $.1 million income in 1996. Foreign exchange transaction losses included in other, net in 1997 and 1996 were approximately $.6 million and $.1 million, respectively. The loss in 1997 was primarily the result of the strengthening of the U.S. dollar during 1997.

      On a year to date basis the estimated tax rate in 1997 is 38%. The rate is in excess of the statutory rate due to the effect of non-tax deductible expenses, principally goodwill amortization.

Results of Operations - Three Months Ended September 30, 1997

Overview

      Total revenue for the three months ended September 30, 1997 was $125.2 million, an increase of $2.8 million (2.3%) compared to 1996. Operating income was $13.0 million in 1997 compared to $5.4 million in 1996. Net income in 1997 was $5.3 million ($.22 per share) compared to less than $.1 million ($.00 per share) in 1996.

Revenue

      Revenues decreased marginally in the Human Pharmaceuticals Segment and increased in the Animal Health Segment. Overall revenues were reduced approximately $6.0 million due to translation of sales in foreign currency into the U.S. dollar.

      Revenues in the Human Pharmaceuticals Segment declined primarily due to lower IPD sales. IPD sales were lower as increased volume for current and new products was more than offset by the translation effects of a strengthening U.S. dollar. USPD sales were higher overall as increased volume was partially offset by lower net pricing. (See "U.S. Generic Pharmaceutical Industry.") Fine Chemicals sales were approximately the same as 1996.

     Within the Animal Health Segment, AHD revenues increased due to higher volume of BMDr and other feed additives offset in part by some price erosion. In addition, the acquisition of the decoquinate business in September 1997 provided a major portion of the Animal Health increase.

Gross Profit

     On a consolidated basis, gross profit increased $3.2 million and the gross margin percent increased to 41.2% in 1997 compared to 39.5% in 1996. Increases in gross profit and gross margin percentage resulted from increased volume of sales in the higher margin Animal Health Segment and increases in gross profit and gross margin percent for USPD where price declines were more than offset by cost reductions which resulted mainly from production rationalizations. IPD gross profit was lower as a result of translation effects.

Operating Expenses

      Operating expenses on a consolidated basis decreased $4.4 million. Included in operating expenses in 1996 is a bad debt expense of $2.0 million relating to the bankruptcy of a major wholesaler. The decrease in operating expenses, net of the 1996 bad debt expense, reflects translation effects of expenses incurred in foreign currencies, a continued emphasis on cost control and a reduction of expenses resulting from prior year management actions offset partially by additional selling, marketing and administrative expenses for 1997 employee incentive and other programs.

Operating Income

      As  a result of increased gross profits, the absence  of  a significant  bad debt expense, and generally lower expenses  1997 operating income was $13.0 million compared to $5.4 million in 1996.

Interest Expense

      Interest expense decreased $.6 million due to generally lower interest rates in 1997 and to decreased average debt levels in 1997. (Aided by the receipt, in June 1997 of approximately $20 million of new equity - See "Financial Condition".)


1996 Management Actions

Selling and Marketing Reorganization

      In the first quarter of 1996 IPD reorganized its sales and marketing organization in the Nordic countries and severed approximately 30 personnel at a cost of $1.9 million. IPD estimated the annual expense reduction from this action is over $1.0 million.

Production Rationalization

      In May 1996, IPD began a production rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer is expected to be completed in late 1998 and will result in the net reduction of approximately 100 employees. The rationalization plan resulted in a charge in the second quarter of 1996 for severance for Copenhagen employees, write-offs for certain buildings and machinery and equipment and other exit costs.

      Also in May 1996, USPD accelerated a plan to move all suppositories, cream and ointment production from two locations to their Lincolnton, N.C. location.

      The acceleration plan included the discontinuing of all activities in two USPD manufacturing facilities (in New York and New Jersey) and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan provided for complete exit by early 1997 and resulted in a net reduction of over 150 employees. The adoption of the acceleration plan resulted in a second quarter charge for severance of employees, a write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs. The plan was substantially completed in the first quarter of 1997.

      Because of the time necessary to complete the transfers in both the IPD and USPD, production rationalization plans included stay bonus plans to keep the production work force in tact until the transfer is complete. The stay bonus plans generally require the employee remain until their position is eliminated to earn a payment. The overall cost of these plans is estimated at $1.9 million and is being accrued over the periods necessary to achieve the shut downs.

     In the third quarter of 1996 the Company sold its tablet business which was located in New Jersey and subleased the New Jersey location. The sale netted proceeds of approximately $.5 million and resulted in the adjustment of certain accruals for exit costs made in the second quarter which contemplated the shut down of the facility. The net result of the tablet sale was to reduce the second quarter charge by approximately $1.1 million.

      In the third quarter the Animal Health Division reorganized its distribution business and incurred severance of approximately $.7 million. The reduction in the second quarter charge resulting from the sale of the tablet business and sub-lease of the New Jersey facility was offset by the Animal Health severance and the accrual of stay bonuses in the third quarter. Accordingly, the third quarter 1996 has no net effect from management actions.

      Through September 30, 1996 the Company's management actions totaled approximately $14.0 million and included $7.0 million for severance, $4.0 million for facilities write-offs, $.7 million for lease and refurbishment costs, $1.7 million for other exit costs and $.6 million for accrued stay bonuses.

      The  production rationalization plans have begun to benefit
operations  in  1997  for  USPD  and  are  expected  to   benefit
operations beginning late in 1998 for IPD.

      The Company believes the dynamic nature of its business may present additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, similar management actions may be considered in the future.

U.S. Generic Pharmaceutical Industry

      The U.S. Generic Pharmaceutical industry has historically been characterized by intense competition which is evidenced by eroding prices for products as additional market participants receive approvals for these products. Growth has historically occurred through new product approvals and subsequent sales exceeding declines in the base product line due to price reductions and/or volume decreases. Generic pharmaceutical market conditions were further exacerbated beginning in the second half of 1996 by a rapidly emerging fundamental shift in industry distribution, purchasing and stocking patterns. The shift resulted in a substantial drop in the USPD's 1996 volume and in particular to generic drug distributors who represent an important but declining part of the Company's base business. Programs initiated by major wholesalers accelerated the changes and forced prices to decline. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesalers. The USPD was affected by lower sales as distributors reduced business and as wholesalers reduced inventories and prices. The Company has made agreements with major wholesalers to provide product but cannot predict the effect on future volume and prices. Such agreements are continually reviewed and are subject to change. USPD has been and will continue to be affected by the competitive and changing nature of this industry. Accordingly, because of competition, the significance of relatively few major customers (i.e. large wholesalers, distributors and chain stores), a rapidly changing market and uncertainty of timing of new product approvals, USPD sales volume and prices are subject to unforeseen fluctuation. The generic industry in general is subject to similar fluctuations.


USPD 1997

      In the first quarter of 1997 the USPD's volume increased relative to 1996 with increases in wholesaler volume being only partially offset by declines in volume to distributors and other accounts overall. Prices declined substantially relative to the first quarter of 1996 but declined only marginally relative to the second half of 1996. As a result of the effects of lower pricing the USPD had an operating loss in the first quarter of 1997.

     In the second quarter of 1997 USPD volume decreased relative to 1996 with an increase in wholesaler volume being completely offset by overall declines in volume to drug chains and distributors compared to 1996. Prices declined substantially compared to the second quarter of 1996, but eroded only slightly relative to the first quarter of 1997. The relative stabilization of pricing and lower manufacturing costs resulted in USPD achieving an operating profit in the second quarter although for the six months ended June 30, 1997 USPD incurred an operating loss.

       In the third quarter of 1997 USPD volume increased approximately 4% with increases in wholesaler volume being only partially offset by declines in volume sold to drug chains and certain distributors. Pricing is lower when compared to the third quarter in 1996 when programs were initiated by the wholesalers and continues to erode somewhat. Volumes sold to wholesalers, distributors and chains increased in part due to seasonal expectations of increased demand by consumers for cough cold products. If such demand does not occur fourth quarter volume could be negatively effected. The increased volume and lower manufacturing costs resulted in an operating profit for the third quarter and on a year to date basis.

International Operations

      The fluctuations of European currencies and to a lesser extent the Indonesian Rupiah have and will continue to impact the Company's International operations which comprise approximately 45% of total revenues. In addition, many European governments have enacted or are in the process of enacting mechanisms aimed at lowering the cost of pharmaceuticals. Currency fluctuations and governmental actions to reduce or not allow increases of prices have affected revenue. The Company cannot predict future currency fluctuations including potential devaluations or future governmental pricing actions or their impact on the Company's results.
Financial Condition

           Working capital at September 30, 1997 was $138.8 million compared to $119.2 million at December 31, 1996. The current ratio was 2.07:1 at September 30, 1997 compared to 1.77:1 at year end. Long-term debt to stockholders' equity was 1.23:1 at September 30, 1997 compared to 1.26:1 at December 31, 1996.

      The change in the ratios relative to December 31, 1996, was impacted by the sale in June 1997 of approximately 1.3 million shares of Class B Common stock for approximately $20.4 million. The proceeds of the sale were used to repay short term debt. At September 30, 1997, short term debt was $39.2 million compared to $61.0 million at December 31, 1996. Long-term debt increased relative to year end as a portion of the purchase of the decoquinate business and certain capital expenditures were financed with long-term debt.

     The Company's Class B Common stock was sold to the Company's principal shareholder, A.L. Industrier AS pursuant to Subscription agreement. The agreement also provided for the issuance of rights to the Class A shareholders to purchase one share of Class A Common stock for $16.34 per share for every six shares of Class A Common held. The Class A rights distribution was made in the third quarter with a prospectus. The rights are transferable and have a term expiring on November 25, 1997. The Company cannot predict whether all rights will be exercised, however, if all rights are exercised the Company will receive proceeds of approximately $37.0 million.

      Most balance sheet captions decreased as of September 30, 1997 compared to December 1996 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone and Danish Krone, depreciated versus the U.S. Dollar in the nine months of 1997 by approximately 10% and 13%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $5.1 million, inventories $5.6 million, accounts payable and accrued expenses $4.0 million, long term debt $4.5 million, and total stockholders' equity $13.5 million.

___________

Certain statements made in this Form 10Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 1996.


                  PART II.  OTHER INFORMATION



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      11. Computation of Earnings per Common Share for the three and nine months ended September 30, 1997 and 1996.

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

                              Alpharma Inc.
                              (Registrant)




Date: November 7, 1997        /s/ Jeffrey E. Smith___
                              Jeffrey E. Smith
                              Vice President,
                              and Chief Financial Officer