Form 10-K
period 1997-12-31
ALPHARMA INC
filed 1998-03-09
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                               FORM 10 - K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended               Commission File No.
1-8593
     December 31, 1997
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

The  aggregate market value of the voting stock of the Registrant
(Class  A  Common Stock, $.20 par value) as of March 2, 1998  was
$371,482,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 2, 1998 was:

  Class A Common Stock, $.20 par value - 15,848,187 shares;
  Class B Common Stock, $.20 par value -  9,500,000 shares.

              DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of
Shareholders  to  be  held  on May 8, 1998  are  incorporated  by
reference   into  Part  III  of  this  report.   Other  documents
incorporated by reference are listed in the Exhibit index.
                             PART I

Item 1.   Business

GENERAL

Formation

       Alpharma   Inc.   (the  "Company")  is   a   multinational
pharmaceutical company that develops, manufactures and markets specialty generic and proprietary human pharmaceutical and animal health products.

      The Company was originally organized in 1975 as a wholly-owned subsidiary of Apothekernes Laboratorium A.S, a Norwegian health care company established in 1903. The Company's Class A Common Stock is listed on the New York Stock Exchange under the trading symbol "ALO".

     The Company has grown significantly since it became publicly held in 1984; it now operates in more than 50 countries around the world. The Company relies on its own employees to serve customers at 33 sites in 21 countries. At its other locations, the Company does business through independent contractors.

A.L. Industrier

       A.L. Industrier (formally Apothekernes Laboratorium A.S.)beneficially owns all of the outstanding shares of the Company's Class B Common Stock, or 37.5% of the Company's total common stock outstanding at December 31, 1997. The Class B Common Stock bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. As a result, A.L. Industrier can control the Company.


Acquisition of Complementary Business and Related Transactions

      The Combination Transaction: In October,1994, the Company completed a transaction (the "Combination Transaction") in which the Company acquired the pharmaceutical, bulk antibiotic, animal health and aquatic animal health businesses of Apothekernes Laboratorium A.S.

     Immediately after the Combination Transaction was completed,
the   Company  reorganized  into  two  business  segments:  Human
Pharmaceuticals and Animal Health.

     Human Pharmaceuticals comprises three operating divisions:

         U.S. Pharmaceuticals, which is referred to as the "USPD." International Pharmaceuticals, which is referred to as the
       "IPD"
         Fine Chemicals, which is referred to as the "FCD."

     The Animal Health segment comprises two operating divisions:

     Animal Health, which is referred to as the "AHD."
    Aquatic Animal Health, which is referred to as the "AAHD."

      The Stock Purchase Warrants: In connection with the Combination Transaction the Company issued warrants which allow the holders to purchase 3,819,600 of the Company's Class A Common stock at an exercise price of $20.69 and expire on January 3, 1999. The Company registered approximately 68% of the warrants (those not issued to E.W. Sissener, the CEO of the Company and certain related parties) with the Securities and Exchange Commission. In addition, the Company listed all warrants and shares to be issued upon the exercise of the warrants for trading and quotation on the New York Stock Exchange.


The Rights Offering and Related Purchase of B Shares

      In February 1997, the Board of Directors(a)entered into a subscription agreement pursuant to which A.L. Industrier irrevocably committed to purchase (and has purchased) 1,273,348 new shares of Class B Common Stock at 16.34 per share and (b) approved a distribution to the Company's Class A Common shareholders of special rights (the "Rights") to purchase additional shares of Class A Common Stock for $16.34 per share. The Rights were registered with the Securities and Exchange Commission and distributed to the Class A shareholders in September 1997. Each Right entitled the holder to acquire one share of new Class A Common Stock for every six shares already owned - a ratio designed to enable Class A shareholders to maintain their respective ownership percentages after A.L. Industrier purchased its 1,273,438 new shares of Class B Common Stock. Before the Rights expired on November 25, 1997, over 97% were exercised, resulting in the issuance of 2,201,837 new shares of Class A Common Stock.


Forward-Looking Statements

     This annual report contains "forward-looking statements," or statements that are based on current expectations, estimates, and projections rather than historical facts. The Company offers forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may prove, in hindsight, to have been inaccurate because of risks and uncertainties that are difficult to predict. Many of the risks and uncertainties that the Company faces are included under the caption "Risk Factors" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Financial Information About Industry Segments

        The   Company's   two   business   segments   are   Human
Pharmaceuticals and Animal Health. The table that follows shows how much each of these segments and their respective operating divisions contributed to revenues in the past three years.

                                 1997     1996      1995

          Human Pharmaceuticals
            USPD                 31%       31%       33%
            IPD                  27%       29%       28%
            FCD                   7%        7%        8%
                                 65%      67%        69%

          Animal Health
            AHD                  32%      30%        29%
            AAHD                 3%        3%         2%
                                 35%       33%       31%

         Total Revenues         100%      100%      100%


       For   additional  financial  information  concerning   the
Company's business segments see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this
Report.
NARRATIVE DESCRIPTION OF BUSINESS

                      HUMAN PHARMACEUTICALS

      The human pharmaceuticals segment is comprised of three of the five operating divisions of the Company, namely the USPD, IPD and FCD. Each of these divisions is managed by a single senior management team.


U.S. Pharmaceuticals Division (the "USPD")

      Overview:   The  USPD develops, manufactures,  and  markets
specialty  generic  prescription  and  over-the-counter   ("OTC")
pharmaceuticals for human use.

      Generic pharmaceuticals are the chemical and therapeutic equivalents of brand-name drugs. Although typically less expensive, they are required to meet the same governmental standards as brand-name drugs and most must receive approval from the U.S. Food and Drug Administration ("USFDA") prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired.

     Sales of generic pharmaceuticals have continued to increase.
The Company has identified four reasons for this trend:

         laws permitting and/or requiring pharmacists to substitute generics for brand-name drugs;

     pressure from managed care and third party payors to encourage health care providers and consumers to contain costs;

       increased acceptance of generic drugs by physicians, pharmacists, and consumers; and

 an increase in the number of formerly patented drugs which have become available to off-patent competition.

(See  "Regulation"  and  "Risk  Factors  -  Competition"  for   a
discussion of certain recent trends and factors affecting the generic drug industry.)

     Product Lines: The USPD (excluding its telemarketing operation) manufactures and/or markets approximately 170 generic products, primarily in liquid, cream, ointment and suppository dosage forms. Each product represents a different chemical entity. These products are sold in over 300 product presentations under the "Alpharma", "Barre" or "NMC" labels and private labels. Since January 1997, the USPD has received approvals from the FDA to manufacture and market six additional pharmaceutical products and tentative approvals for two products.


     Liquid Pharmaceuticals: The USPD is the leading U.S. manufacturer of generic pharmaceutical products in liquid form with approximately 110 products. The experience and technical know-how of the USPD enables it to formulate therapeutic equivalent drugs in liquid forms and to refine product characteristics such as taste, texture, appearance and fragrance.


     Cough and cold remedies constitute a significant portion of the USPD's liquid pharmaceuticals business. This business is seasonal in nature, and sales volume is higher in the fall and winter months and is affected, from year to year, by the incidence of colds, respiratory diseases, and influenza.

     Creams,   Lotions  and  Ointments:   The  USPD  manufactures
     approximately  50  cream, lotion and ointment  products  for
     topical  use.   Most of these creams, lotions and  ointments
     are sold only by prescription.

     Suppositories, Aerosols and Other Specialty Generic Products. The USPD also manufactures five suppository products and markets certain other specialty generic products, including two aerosols and two nebulizer products.

      In addition, in 1997, the USPD entered into third party alliances to market certain USPD products under third party brands and other USPD products in unit dose package sizes. A single product is presently being sold by each of these ventures with the intent to add additional products as appropriate.

       See "Legal Proceedings" for a discussion of certain litigation relating to a USPD product and "Environmental Matters" for a discussion of an administrative proceeding involving a USPD product.


      Facilities: The USPD maintains two manufacturing facilities for its U.S. pharmaceutical operations, a research and development center, two telemarketing facilities and an automated central distribution center. The USPD's largest manufacturing facility is located in Baltimore, Maryland and is designed to manufacture high volumes of liquid pharmaceuticals. The USPD's facility in Lincolnton, North Carolina manufactures creams, ointments and suppositories. Pursuant to the USPD's plan to reduce manufacturing costs and improve efficiencies, the USPD closed two facilities in New York and New Jersey and transferred the operations conducted at those facilities to its facility in Lincolnton. The Company expects the Lincolnton facility's production to increase and become more efficient as it realigns production capacity in accordance with the accelerated production consolidation plan announced in May 1996.

      Competition: Although the USPD is a market leader in the U.S. in the manufacture and marketing of specialty generic pharmaceuticals, it operates in a highly competitive market. The USPD competes with other companies that specialize in generic products and with the generic drug divisions of major international branded drug companies and encounters market entry resistance from branded drug manufacturers. (see "Risk Factors - Competition").

      Geographical Markets: The USPD sells substantially all of its products in the United States.

     Sales and Distribution: The USPD maintains a sales force of ten sales professionals to market the U.S. Pharmaceutical Division's products. The USPD supplements its sales effort through its use of selected independent sales representatives. In addition, the USPD's advanced telemarketing operation, which employs 75 sales personnel, markets and distributes products manufactured by third parties and, to a limited extent, the USPD. The USPD plans to increase the use of its telemarketing operations for the sale of its own products and intends to add approximately 50 sales personnel for this expanded activity. This business also provides certain custom marketing services, such as order processing, and distribution, to the pharmaceutical and certain other industries.


      Customers: The USPD has historically sold its products to pharmaceutical wholesalers, distributors, mass merchandising and retail chains, and to a lesser extent, grocery stores, hospitals and managed care providers. In response to the general trend of consolidation among pharmaceutical customers and greater amount of products sold through wholesalers, the USPD is placing an increased emphasis on marketing its product directly to managed care organizations, purchasing groups, mass merchandisers and chain drug stores to gain market share and enhance margins. (see "Regulation" and "Risk Factors - Competition").


International Pharmaceuticals Division ("IPD")

      Overview: The IPD develops, manufactures, and markets a broad range of pharmaceuticals for human use.


      Product  Lines:  The  IPD  manufactures  approximately  170
products   which   are   sold   in  approximately   450   product
presentations including tablets, ointments, creams, liquids, suppositories and injectable dosage forms.

      Prescription Pharmaceuticals: The IPD has a broad range of products with a concentration on prescription drug antibiotics, analgesics/antirheumatics, psychotropics, cardiovascular and oral health care products. The predominant number of these products are sold on a generic basis.

      OTC Products: The IPD also has a broad range of OTC products, such as those for skin care, gastrointestinal care and pain relief, and including such products as vitamins, fluoride tablets, adhesive bandages and surgical tapes. Substantially all of these products are sold on a branded basis.


           Facilities: The IPD maintains four manufacturing facilities all of which also house administrative offices and warehouse space. The IPD's plant in Lier, Norway, completed in 1992, includes many technologically advanced manufacturing applications and manufactures the Division's tablet, liquid and ointment products. The IPD's plant in Copenhagen, Denmark, which it shares with the FCD, manufactures sterile products. In addition to the Copenhagen and Lier facilities, the IPD also operates plants in Vennesla, Norway, for bandages and surgical tape products, and Jakarta, Indonesia, for tablets, ointments and liquids. The Jakarta plant has received regulatory approval to export certain products to Europe.

     In 1996 and 1997, the IPD implemented a production rationalization plan which included the transfer of all tablet, ointment and liquid production from Copenhagen to Lier and the transfer of all sterile production to the Copenhagen facility. It is expected that the transfer of production and the receipt of required regulatory approval for manufacturing at Lier will be substantially completed in 1998. There can be no assurance that the IPD will receive such approvals in a timely manner. In addition to increasing available capacity, the IPD has recognized, and expects to recognize further, manufacturing efficiencies from this reorganization, including the anticipated ability to produce the transferred products with approximately one-third of the employees.

          Competition: The pharmaceutical business in each area where the IPD operates is highly competitive. Many of the IPD's competitors are substantially larger and have greater financial, technical, and marketing resources than IPD. Most of the IPD's pharmaceutical products compete with one or more other products that contain the same active ingredient. In the Nordic countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of branded or patent protected pharmaceuticals. Generics are gaining market share because governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote generic pharmaceuticals in lieu of original formulations. However, this increased focus on the regulation of pharmaceutical prices may lead to increased competition and price pressure for suppliers of all types of pharmaceuticals, including branded generics.(See "Risk Factors - Government Regulations Affecting the Company"). The IPD's pharmaceutical products have also been encountering price pressures from "parallel imports". (i.e. imports of identical products from lower priced markets) under the European Union ("EU")laws of free movement of goods. (See "Risk Factors - Generic Pharmaceutical Industry").


      Geographic Markets: The principal geographical markets for the IPD's dosage-form pharmaceutical products are the Nordic and other Western European countries, Indonesia, and the Middle East.

     Sales and Distribution and Customers: Generic products have been predominantly marketed under brand names, but are increasingly marketed under generic names. Over-the-counter products are typically marketed under brand names with concentration on skin care, cavities prevention, pain relief and vitamins. The IPD employs a specialized sales force of approximately 350 persons, 150 of whom are in Indonesia, that markets and promotes products to doctors, dentists, hospitals, pharmacies, and consumers. In each of its international markets, the IPD uses wholesalers to distribute its pharmaceutical products.

Fine Chemicals Division ("FCD")

          Overview: The FCD develops, manufactures and markets bulk specialty antibiotics to the pharmaceutical industry for use in finished dose products sold in more than 50 countries and benefits from decades of experience in the use and development of fermentation and purification technology. The FCD develops, manufactures and sells active ingredients in bulk quantities for use in human pharmaceuticals produced by third parties and, to a limited extent, the Company. In addition, the FCD's fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products of the Company's animal health segment.


     Product Lines: The products of the FCD constitute the active substances in certain pharmaceuticals for the treatment of certain skin, throat, intestinal and systemic infections. These products include:
        Bacitracin, Zinc Bacitracin and Polymyxin, the most significant products for the FCD, as to which the Company is the world's largest manufacturer and supplier.
    Vancomycin, Amphotericin B and Colistin for use systemically and in specialized topical and surgical human applications.
    Other well-established bulk antibiotics, such as Gramicidin and Tyrothricin, which are contract manufactured for the division by a Danish company.

     In November, 1997 the Company purchased the Polymyxin business of Cultor Food Science, Inc. The sale to former customers of Cultor, will be undertaken by FCD's present marketing staff with product supplied from its existing Copenhagen manufacturing facility.


      Facilities: The FCD manufactures its products in plants in Oslo, Norway (which it shares with AHD) and Copenhagen, Denmark (which it shares with IPD). Both plants include fermentation and specialized recovery and purification equipment. Both facilities have been approved as a manufacturer of certain sterile and non-sterile bulk antibiotics by USFDA and by the health authorities of European countries. During 1997, in connection with an expansion of production capacity at the Copenhagen facility, USFDA approved the facility for Vancomycin manufacture. See
"Environmental" for a discussion of an administrative action related to the Oslo facility.


     Competition: The bulk antibiotic industry is highly competitive and includes a large number of companies which are larger than the Company. Sales are made to relatively few large customers with prices and quality as the determining sales factors. In the Company's opinion its fermentation expertise and established reputation provide it with a competitive advantage in these antibiotic products.


      Geographical Markets and Sales and Distribution: U.S. sales of FCD represent approximately 50% of the revenue from these products with significant additional sales in Europe, Asia and Latin America. The FCD distributes and sells its fine chemical products in the U.S. using its sales force of four professionals. Sales outside the U.S. are primarily through the use of local agents and distributors.


                          ANIMAL HEALTH

     The Animal Health segment is comprised of two operating divisions of the Company, namely the AHD and the AAHD. Each of these divisions is managed by a single senior management team.

Animal Health Division ("AHD")

      Overview:       The AHD develops, manufactures and  markets
feed additives and animal health products for animals raised for commercial food production worldwide.

      Product Lines: The AHD's principal animal health products are: (i) BMDT, a feed additive, which is used to promote growth and feed efficiency and prevent or treat diseases in poultry and swine; (ii) AlbacT, a feed additive for poultry, swine and calves;(iii) other feed additives which are commonly used in combination or sequentially with BMD including 3-Nitror, Histostatr, Zoamixr, anticoccidials, and chlortetracycline ("CTC"), a feed grade antibiotic; (iv) Deccoxr cattle and calf feed additives and(v) Vitamin D3, and other feed additives which are used for poultry and swine. Based upon its fermentation experience and a strong marketing presence, the AHD is the market leader in the manufacture and sale of bacitracin-based feed additives marketed under the brand names AlbacT and BMDT. In addition, the Company believes that it has a significant market share in several other feed additives including those sold under the Company's 3-Nitro brands.

     In September 1997, the AHD acquired the Deccox brand name and certain related assets from Rhone-Poulenc's Animal Nutrition Division. Under the agreement pursuant to which Deccox was acquired, Rhone-Poulenc will continue to manufacture this product for sale by the AHD for a period of 15 years. Deccox is used to prevent and control coccidiosis (a parasite that adversely affects growth). The acquisition of the Deccox brand has provided the AHD with its initial entry into the cattle and calf market. In addition to Deccox sales, this offers the opportunity to market to the cattle industry several of the AHD's established products which have historically been sold only in the swine and poultry markets.

      Facilities: With four decades of expertise in fermentation and manufacturing technologies, the AHD produces its products in three state-of-the-art manufacturing facilities.

      The AHD produces BMD at its Chicago Heights, Illinois facility, which includes a modern fermentation and recovery plant. The Albac product is manufactured at the Oslo facility shared with FCD. CTC is purchased from foreign suppliers and blended domestically at the AHD facility in Lowell, Arkansas and at independent blending facilities. The 3-Nitro product line is manufactured in accordance with a ten year agreement using AHD technology at an unrelated company's facility. The contract requires the AHD to purchase minimum yearly quantities on a cost plus basis. Blending of 3-Nitro is done at the AHD's Lowell plant.


      See "Environmental" for a discussion of an administrative action related to the Oslo facility.

       Competition: The animal health industry is highly competitive and includes a large number of companies with greater financial, technical, and marketing resources than the Company. These companies offer a wide range of products with various therapeutic and growth stimulating qualities. Due to the Company's strong market position in antibiotic feed additives and its experience in obtaining requisite FDA approvals for combination therapies, the Company believes it enjoys a competitive advantage in commercializing FDA-approved combination animal feed additives.

      Management believes that features of BMD and Albac have enhanced the AHD's competitive position in the animal health business. Generally, the USFDA does not permit animals to be sold for food production unless their feed has been free of additives that are absorbed into animal tissue for at least a 14 day period of time required by USFDA rules. BMD and Albac are not absorbed into animal tissue, and therefore need not be withdrawn from feed prior to the marketing of the food animals. This attribute of BMD and Albac allows producers to avoid the burden of removing these additives from feed in order to meet the USFDA requirement. Certain tests have also shown that BMD and Albac do not tend to produce resistance in bacteria, which is a negative characteristic of some competitive products. See "Risk Factors-Governmental Actions Affecting the Company" for a discussion of potential legislative action with respect to feed additives.


      Geographic Markets: The AHD presently sells a major portion of its products in the U.S. and Europe. However, with the opening of sales offices in Canada, Latin America, and the Far East, the AHD has expanded its international sales and plans further growth in the future.


     Sales and Distribution: Sales of the AHD's products in the U.S., Canada and Mexico are sold through a staff of 37 technically trained sales and technical service employees and distributors located throughout the U.S. Sales of the AHD's products outside North America are made primarily through the use of distributors and sales companies. The AHD has sales offices in Canada, Mexico, Singapore and the People's Republic of China and in 1997 added sales offices in Brazil and France. The AHD anticipates establishing additional foreign sales offices.

     Customers: Sales are made principally to commercial animal feed manufacturers and integrated swine and poultry producers. Although the AHD is not dependent on any one customer, the customer base for animal health products is in a consolidation phase. Therefore, as consolidation continues, the AHD could become more dependent on certain individual customers as such customers increase their size and market share.


Aquatic Animal Health Division ("AAHD")

      Overview: The Company believes AAHD is a leader in the development, manufacture and marketing of vaccines for use in immunizing farmed fish against disease. The Company believes AAHD has been, and expects to continue as, a leading innovator with respect to the research and development of vaccines to combat newly developing forms of aquatic disease.

      The AAHD's vaccines for fish are used by fish farms to control disease in densely populated, artificial growth environments. The Company believes that the market for vaccines will continue to grow along with the growth of fish farms as the worldwide demand for fish continues to increase beyond what can be supplied from the natural fish habitat.


       Product Lines: The AAHD is the leading supplier of injectable vaccines for farm raised salmon. In addition the AAHD is a pioneer in the development of injectable vaccines for trout, sea bass, catfish, yellow tail and other commercially important farm species.

      Facilities: The AAHD manufactures approximately two-thirds of its fish vaccine products at its manufacturing facility in Bellevue, Washington with the remaining one-third manufactured at AAHD's Overhalla, Norway facility. A contract manufacturer in Germany provides certain raw materials for vaccine production. The AAHD is in the process of obtaining required regulatory approval at its facility in Overhalla, Norway for the production of fish vaccines presently manufactured in Bellevue. See "Regulation" for a discussion of certain regulatory actions relating to the Bellevue facility.

      Competition: The Company has very few competitors in the aquatic animal health industry. However, the industry is subject to rapid technological change. Competitors could develop new techniques and products that would render the AAHD's products obsolete if the division was unable to quickly match the improvements.

      Geographical Market: The AAHD sells its products in Norway,
the  United  Kingdom,  Canada and the United  States.   In  1997,
approximately 62% of the revenues of the AAHD were generated from the Norwegian market.

      Sales and Distribution: The AAHD sells its aquatic animal health products through its own technically oriented sales staff of twelve people in Norway and the United States. In other markets, the AAHD operates through distributors. The AAHD sells its products to fish farms, usually under a contract which extends for at least one growing season. There are relatively few customers for the AAHD's products.


INFORMATION APPLICABLE TO ALL BUSINESS SEGMENTS

Research, Product Development and Technical Activities

     Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the Human Pharmaceuticals segment within the U.S., Norway and Denmark concentrate on the development of generic equivalents of established branded products as well as discovering creative uses of existing drugs for new treatments. The Company's research, product development and technical activities also focus on developing proprietary drug delivery systems and on improving existing delivery systems, fermentation technology and packaging and manufacturing techniques. In view of the substantial funds which are generally required to develop new chemical drug entities the Company does not anticipate undertaking such activities.

      The Company's technical development activities for the Animal Health segment involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for or variations of existing products and seeking related USFDA and analogous governmental approvals.

      Generally, research and development are conducted on a divisional basis. The Company conducts its technical product development activities at its facilities in Copenhagen, Denmark; Oslo, Norway; Baltimore, Maryland; Bellevue, Washington; and Chicago Heights, Illinois, as well as through independent research facilities in the U.S.

      Research and development expenses were approximately  $32.1 million, $34.3 million, and $32.8 million in 1997, 1996, and 1995, respectively.

Regulation

       General: The research, development, manufacturing and marketing of the Company's products are subject to extensive government regulation by either the USFDA or the USDA, as well as by the United States Drug Enforcement Agency (the "DEA"), Federal Trade Commission (the "FTC"), Consumer Product Safety Commission ("CSPC"),and by comparable authorities in the EU, Norway, Indonesia and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Association and, as such, has accepted all EU regulations with respect to pharmaceuticals. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in civil or criminal fines, recall or seizure of products, total or partial suspension of production and/or distribution, debarment of individuals or the Company from obtaining new generic drug approvals, refusal of the government to approve new products and criminal prosecution. Such government regulation substantially increases the cost of producing human pharmaceutical and animal health products.

      The evolving and complex nature of regulatory requirements, the broad authority and discretion of the USFDA and analogous foreign agencies, and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. As a result of actions taken by the Company to respond to the progressively more demanding regulatory environment in which it operates, the Company has spent, and will continue to spend, significant funds and management time on regulatory compliance.


     Product Marketing Authority: In the U.S., the FDA regulatory procedure applicable to the Company's generic pharmaceutical products depends on whether the branded drug is: (i)the subject of an approved New Drug Application ("NDA") which has been reviewed for both safety and effectiveness; or (ii) marketed under an NDA approved for safety only or without an NDA. If the drug to be offered as a generic version of a branded product is the subject of an NDA approved for both safety and effectiveness, the generic product must be the subject of an Abbreviated New Drug Application ("ANDA") and be approved by USFDA prior to marketing. Drug products which are generic copies of the other types of branded products may be marketed in accordance with either an USFDA enforcement policy or the over-the-counter drug review monograph process and currently are not subject to ANDA filings and approval prior to market introduction. While the Company believes that all of its current pharmaceutical products are legally marketed under the applicable USFDA procedure, the Company's marketing authority is subject to revocation by the agency. Certain of the Company's animal health products are regulated by the USDA. All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control. Those subject to a Waxman-Hatch Act ANDA also must contain bioequivalency data. Each product approval limits manufacturing to a specifically identified site. Supplemental filings for approval to transfer products from one manufacturing site to another also require review and approval.

       An EU Directive requires that medical products must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects and the conduct of such trials is subject to the standards codified in the EU guideline on Good Clinical Practice. In addition, the EU requires that such trials be preceded by adequate pharmacological and toxicological tests in animals and that clinical trials should use controls, be carried out double blind and capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample space. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where the Company conducts business.

       There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain such approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, results of operations and financial condition.

      Facility Approvals: The Company's manufacturing operations (in the U.S. as well as two of the Company's European facilities that manufacture products for export to the U.S.) are required to comply with Current Good Manufacturing Practices ("CGMP") as interpreted by the USFDA. CGMP encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. Consequently, continuing compliance with CGMP can be a particularly difficult and expensive part of regulatory compliance, especially since the USFDA and certain other analogous governmental agencies have increased the number of regular inspections to determine compliance. There are similar regulations in other countries where the Company has manufacturing operations. The EU requires that before a medicinal product can be manufactured and assembled, each person or company who carries out such an operation must hold a manufacturer's license, a product license must be held by the person responsible for the composition of the product, and the manufacture and assembly must be in accordance with the product license. There is also a Directive relating to Good Manufacturing Practice ("GMP") which makes compliance with the principles of GMP compulsory throughout the EU.

      The Company is making certain improvements to its aquatic animal health plant in Bellevue, Washington as a result of an inspection by United Kingdom regulatory authorities. The Company expects a reinspection by this agency in the spring of 1998. There can be no assurance that the action being taken by the Company will be satisfactory to the agency.


     Potential Liability for Current Products: Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from persons who believe they have been injured as a result of their use.

      Extended Protection for Branded Products: The Drug Price Competition and Patent Term Restoration Act of 1984 ("Waxman-Hatch Act") amended both the Patent Code and the Federal Food, Drug and Cosmetics Act (the "FDC Act"). The Waxman-Hatch Act codified and expanded application procedures for obtaining FDA approval for generic forms of brand-name pharmaceuticals which are off-patent or whose market exclusivity has expired. The Waxman-Hatch also provides market exclusivity provisions for innovator drug manufacturers which preclude the submission or delay the approval of a competing ANDA under certain conditions. One such provision allows a five year market exclusivity period for NDA involving new chemical compounds and a three year market exclusivity period for NDA's containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision authorizes the extension of patent terms for up to five years as compensation for reduction of the effective life of the patent as a result of time spent in testing for, and USFDA review of, an application for a drug approval. Patent terms may also be extended pursuant to the terms of the Uruguay Round Agreements Act ("URAA"). In addition, new legislation recently enacted by the U.S. Congress, the USFDA Modernization Act of 1997, will allow brand name manufacturers to seek six months of additional exclusivity when they have conducted pediatric studies on the drug. Therefore, the Company cannot predict the extent to which the Waxman-Hatch Act, the USFDA Modernization Act of 1997, or URAA could postpone launch of some of its new products.

      In Europe, certain Directives confer a similar market exclusivity in respect of proprietary medicines, irrespective of any patent protection. Before a generic manufacturer can present an abridged application for a marketing authorization, it must generally wait until the original proprietary drug has been on the market for a certain period (unless he has the consent of the person who submitted the original test data for the first marketing authorization, or can compile an adequate dossier of his own). In the case of high-technology products, this period is ten years and six years in respect of other medicinal products, subject to the option for member states to elect for an exclusivity period of ten years in respect of all products, or to dispense with the six-year period where that would offer protection beyond patent expiry.

      In addition to the exclusivity period, it is also possible in the EU to effectively extend the period of patent protection for a product which has a marketing authorization by means of a Supplementary Protection Certificate ("SPC"). An SPC comes into force on the expiry of the relevant patent and lasts for a period calculated with reference to the delay between the lodging of the patent and the granting of the first marketing authorization for the drug. This period of protection, subject to a maximum of five years, further delays the marketing of generic medicinal products.

       The Generic Drug Enforcement Act: The Generic Drug Enforcement Act of 1992, which amended the FDC Act, gives the FDA six ways to penalize anyone that engages in wrongdoing in connection with the development or submission of an ANDA. The USFDA can: (i) permanently or temporarily prohibit alleged wrongdoers from submitting or assisting in the submission of an ANDA; (ii) temporarily deny approval of, or suspend applications to market, particular generic drugs; (iii) suspend the distribution of all drugs approved or developed pursuant to an invalid ANDA; (iv) withdraw approval of an ANDA; (v) seek civil penalties against the alleged wrongdoer; and (vi) significantly delay the approval of any pending ANDA from the same party. The Company has never been the subject of an enforcement action under this or any similar statue.

      Controlled Substances Act: The Company also manufacturers and sells drug products which are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the DEA, a division of the Department of Justice. The Company is licensed by the DEA to manufacture and distribute certain controlled substances. The DEA has a dual mission-law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for non-compliance with the foregoing regulations, but there can be no assurance given that restrictions or fines will not be imposed upon the Company in the future.

       Health  Care  Reimbursement:  The  methods  and  level  of reimbursement for pharmaceutical products under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payors like insurance companies. Management believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have on the Company.

        Medicaid legislation requires all pharmaceutical manufacturers to rebate to individual states a percentage of the revenues that the manufacturers derive from Medicaid reimbursed pharmaceutical sales in those states. The required rebate for manufacturers of generic products is currently 11%.

      In many countries other than the U.S. in which the Company does business, the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. As a result, affected manufacturers, including the Company, have not always been able to recover cost increases or compensate for exchange rate fluctuations.

      In order to control expenditures on pharmaceuticals, most member states in EU regulate the pricing of such products and in some cases limits the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences between member states. There is also a Common External Tariff payable on import of medicinal products into the EU, though exemptions are available in respect of certain products which allows duty free importation. Where there is no tariff suspension in operation in respect of a medicinal product, an application can be made to import the product duty free but this is subject to review at European level to establish whether a member state would be able to produce the product in question instead. In addition, some products are subject to a governmental quota which restricts the amount which can be imported duty free.


Financial  Information About Foreign and Domestic Operations  and
Export Sales

      The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for approximately 45% of the Company's revenues in 1997. For certain financial information concerning foreign and domestic operations see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.


Environmental Matters

      The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

      The State of California has commenced an action against the Company in California Superior Court under the State's Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Drinking Water Act") alleging that it failed to include a warning to California users of two of its prescription drugs to the effect that said drugs are known to the State of California to cause cancer or reproductive toxicity. The State further alleges that by violating the Drinking Water Act, the Company is also in violation of the Unfair Competition Act (the "Competition Act"). The Company believes that prescription drugs fall under a "safe-harbor" regulation and the required notice is deemed to be given by giving the FDA mandated product warnings. On this basis, the Company intends to defend this action vigorously. The Company has reason to believe that many other drug manufacturers are relying upon the same exemption and therefore have not given the notice required by the Act in connection with the sale of prescription drugs. While the State's action does not request a specific monetary fine, the Company understands that the maximum fine for violation of each of the Drinking Water Act and the Competition Act is $2,500 for each day of violation subject to a four year statute of limitation. The Company has no reason to believe this matter will result in a material liability.

      The  Company  is  presently discussing  with  the  relevant
Norwegian authorities, the noxious air emissions at its Oslo plant. The Company anticipates the need for improvements at this plant; the cost of which has not yet been determined but is not believed to be material to the Company.

      In addition, the Company is a Potentially Responsible Party ("PRP") at one site subject to U.S. Superfund legislation. Superfund provides for joint and several liability for all PRP's. Based upon the Company's minor involvement at this Superfund site, and the identification of numerous PRP's who were larger site users, the Company does not believe that its ultimate liability for this site will be material to the Company.

      Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in 1998.

Employees

     As of December 31, 1997, the Company had approximately 2,600 employees, including 1,100 in the U.S. and 1,500 outside of the U.S.


Item 1A.  Executive Officers of the Registrant

      The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.
     Each of the Company's corporate officers has been elected to the indicated office or offices of the Registrant, to serve as such until the next annual election of officers of the Registrant (expected to occur May 8, 1998) and until their successor is elected, or until his or her earlier death, resignation or removal.

Name and Position                  Principal Business Experience
with the Company            Age    During the Past Five Years

E.W. Sissener               69     Chief Executive Officer since
Chairman, Director and             June 1994.  Member of the
Chief Executive Officer            Office of the Chief Executive
                                   of the Company July 1991 to
                                   May 1994.  Chairman of the
                                   Company since 1975.
                                   President, Alpharma AS since
                                   October 1994.  President of
                                   A.L. Industrier AS 1972 to
                                   1994. President, Apothekernes
                                   AS 1972 to 1994. Chairman of
                                   A.L. Industrier AS since
                                   November 1994.

Gert W. Munthe              41     Director of the Company since
President and Chief                June 1994.President and Chief
Operating Officer (as              Executive Officer of NetCom
of May 1, 1998)and                 GSM A.S., a Norwegian cellular
Director                           telecommunications company,
                                   1993 to 1998. Executive Vice
                                   President and division
                                   President of Hafslund Nycomed
                                   A.S., a Norwegian energy and
                                   pharmaceutical corporation,
                                   1988 to 1993. President of
                                   Nycomed (Imaging) A.S., a
                                   wholly owned subsidiary of
                                   Hafslund Nycomed A.S., 1991 to
                                   1993. Division President in
                                   charge of the energy business
                                   of Hafslund Nycomed A.S., 1988
                                   to 1991. Mr. Munthe is Mr.
                                   Sissener's son-in-law.

Jeffrey E. Smith            50     Chief Financial Officer and
Vice President, Finance            Vice President since May 1994.
and Chief Financial                Executive Vice President and
Officer                            Member of the Office of the
                                   Chief Executive July 1991 to
                                   May 1994.  Vice President,
                                   Finance of the Company from
                                   November 1984 to July 1991.

Diane M. Cady               43     Vice President, Investor
Vice President,                    Relations since November 1996.
Investor Relations                 Vice President, Investor
                                   Relations for Ply Gem
                                   Industries, Inc. 1987 to
                                   October 1996.

Albert N. Marchio, II       45     Treasurer of the Company since
Treasurer                          May 1992. Treasurer of Laura
                                   Ashley, Inc. 1990 to 1992.

John S. Towler              49     Controller of the Company
Controller                         since March 1989.

Robert F. Wrobel            53     Vice President and Chief Legal
Vice President and                 Officer since October of 1997.
Chief Legal Officer                Vice President and Associate
                                   General Counsel of Duracell
                                   Inc., 1994 to September 1997
                                   and Senior Vice President,
                                   General Counsel and Chief
                                   Administrative Officer of The
                                   Marley Company 1975 to 1993.

Thomas L. Anderson          49     President of the Company's
Vice President and                 U.S. Pharmaceuticals Division
President, U.S.                    since January 1997; President
Pharmaceuticals                    and Chief Operating Officer of
Division                           FoxMeyer Health Corporation
                                   May 1993 to February 1996;
                                   Executive Vice President and
                                   Chief Operating Officer of
                                   FoxMeyer Health Corporation
                                   July 1991 to April 1993.


Bruce Andrews, Vice         51     President of the Company's
President and President,           Animal Health Division since
Animal Health Division             May 1997. Consultant with
                                   Brakke Consulting, Inc. from
                                   1994 through May of 1997 and
                                   President of the Cyanamid
                                   North American Animal Health
                                   and Nutrition Division from
                                   1992 to 1994.

Thor Kristiansen            54     President of the Company's
Vice President and                 Fine Chemicals Division since
President, Fine                    October 1994; President,
Chemicals Division                 Biotechnical Division of
                                   Apothekernes Laboratorium A.S
                                   1986 to 1994.

Knut Moksnes                41     President of the Company's
Vice President and                 Aquatic Animal Health Division
President, Aquatic                 since October 1994; Managing
Animal Health Division             Director, Fish Health Division
                                   of Apothekernes Laboratorium
                                   A.S 1991 to 1994.

Ingrid Wiik                 53     President of the Company's
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

                                    FACILITY
                            LAND      SIZE
LOCATION        TITLE      (acres)    (sq.    USE
                                      ft.)
Fort Lee, NJ    Leased          --    37,000  Office - Alpharma
                                              corporate office
                                              and AHD
                                              Headquarters
Oslo, Norway    Leased          --   204,400  Manufacturing of
                                              AHD and FCD
                                              products, Alpharma
                                              corporate office
                                              and headquarters
                                              for IPD, FCD and
                                              AAHD.
Chicago         Owned           20   195,000  Manufacturing,
Heights, IL                                   warehouse, R&D and
                                              offices for AHD
Bellevue, WA    Leased          --    20,000  Manufacturing,
                                              warehouse,
                                              laboratory and
                                              offices for AAHD
Baltimore, MD   Owned           19   268,000  Manufacturing, and
                                              headquarters for
                                              USPD
Baltimore, MD   Leased          --    18,000  Research and
                                              Development for
                                              USPD
Columbia, MD    Leased          --   165,000  Central
                                              Distribution
                                              Center for USPD
Lincolnton, NC  Owned           13   138,000  Manufacturing and
                                              offices for USPD
Lowell, AK      Leased          --    68,000  Manufacturing,
                                              warehouse and
                                              offices for AHD
Niagara Falls,  Owned            2    30,000  Warehouse and
NY                                            offices of USPD

Lier, Norway    Owned           23   180,000  Manufacturing of
                                              IPD products,
                                              warehousing and
                                              offices
Overhalla,      Owned            1    12,900  Manufacturing of
Norway                                        vaccines,
                                              warehousing and
                                              offices for AAHD
Vennesla,       Owned            4    81,300  Manufacturing of
Norway                                        adhesive bandages
                                              and surgical
                                              tapes, warehousing
                                              and offices for
                                              IPD
Copenhagen,     Owned           10   425,000  Manufacturing,
Denmark                                       warehouse, R&D and
                                              offices for IPD
                                              and FCD
Jakarta,        Owned            5    80,000  Manufacturing,
Indonesia       building;                     warehouse, R&D and
                leased                        offices for IPD
                land

     The Company believes that its principal facilities described above are generally in good repair and condition and adequate and suitable for the products they produce.


Item 3.   Legal Proceedings

      The  Company is one of multiple defendants in  33  lawsuits filed in various US Federal District Courts alleging personal injuries resulting from the use of phentermine distributed by the Company and prescribed for use in combination with fenfluramine or dexfenfluramine manufactured and sold by other defendants ("Fen-Phen" lawsuits). None of the plaintiffs has specified the amount of his or her monetary demand, but a majority of the lawsuits allege serious injury. The Company has demanded defense and indemnification from the manufacturers from whom it has purchased phentermine and has filed claims against said manufacturers' insurance carriers and the Company's carriers. The Company does not expect that the Fen-Phen lawsuits will be material to the Company. It is possible that the Company could later be named as a defendant in some of the additional lawsuits already on file with respect to these drugs or in similar lawsuits which could be filed in the future.


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

     The Company is also subject to an action commenced by the State of California under the State's Safe Drinking Water and
Toxic Enforcement Act of 1986 (See "-Environmental Matters").


Item 4.    Submission of Matters to a Vote of Security Holders

               Not applicable.

                            PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters

Market Information

     The Company's Class A Common Stock is listed on the New York
Stock  Exchange ("NYSE").  Information concerning  the  1997  and
1996 sales prices of the Company's Class A Common Stock are set forth in the table below.

                              Stock Trading Price
                          1997                     1996
     Quarter         High      Low            High       Low

       First       $15.13     $11.38       $27.375     $22.00
     Second         $18.13    $13.50       $26.00      $19.125
        Third       $23.50    $15.25       $21.25      $14.625
     Fourth         $23.88    $21.25       $16.50      $10.625

      As of December 31, 1997 and March 2, 1998 the Company's stock closing price was $21.75 and $23.44, respectively.

     Warrants to purchase the Company's Class A Common Stock with an exercise price of $20.69 and expiring on January 3, 1999 commenced trading on the NYSE in October 1995. At December 31, 1997 and March 2, 1998, the closing price of the Company's warrants was $4.38 and $4.38, respectively.

Holders

     As of March 2, 1998, there were 968 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 98% of the outstanding Class A Common Stock as a nominee.

Dividends

       The   Company  has  declared  consecutive  quarterly  cash
dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 1997 and 1996 were $.045 per quarter or $.18 per year.

Item 6.   Selected Financial Data

      The following is a summary of selected financial data for the Company and its subsidiaries. Financial data for 1993 has been restated to reflect the 1994 combination with Alpharma Oslo as a pooling of interests. The data for each of the three years in the period ended December 31, 1997 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in
Item 8 of this Report. All amounts are in thousands, except per share data.

                              Years Ended December 31,
Income Statement Data (1)   1997     1996(4)   1995      1994(3)   1993

Total revenue            $500,288  $486,184  $520,882  $469,263  $402,675
Cost of sales             289,235   297,128   302,127   275,543   233,423

  Gross profit            211,053   189,056   218,755   193,720   169,252

Selling, general and
 administrative
 expenses                 164,155   185,136   166,274   177,742   139,038

 Operating income          46,898     3,920    52,481    15,978    30,214
Interest expense          (18,581)  (19,976)  (21,993)  (15,355)  (14,996)
Other income (expense),
     net                     (567)     (170)     (260)    1,113     1,880

 Income (loss) before
  income taxes and
  extraordinary item       27,750   (16,226)   30,228     1,736    17,098
Provision (benefit)
  for income taxes         10,342    (4,765)   11,411     3,439     6,969
 Income (loss) before
  extraordinary item     $ 17,408  $(11,461) $ 18,817  $ (1,703)   $10,129
 Net income (loss)(2)    $ 17,408  $(11,461) $ 18,817  $ (2,386)   $10,129

Average number of
 shares outstanding:
    Diluted               22,780    21,715    21,754    21,568    21,581
Earnings (loss) per share:
 Diluted
  Income (loss) before
   extraordinary item    $    .76  $   (.53) $    .87  $   (.08) $    .47
  Net income (loss)      $    .76  $   (.53) $    .87  $   (.11) $    .47

  Dividend per common
  share                  $    .18  $    .18  $    .18  $    .18  $    .18

(1) Includes results of operations from date of acquisition of the Wade Jones Company (July 1994) and the Lincolnton facility (March 1993).

(2) Net loss includes: 1994 - extraordinary item - loss on extinguishment of debt ($683).

(3) 1994 includes transaction costs relating to the combination with Alpharma Oslo and Management Actions which are included in cost of goods sold ($450) and selling, general and administrative ($24,200). Amounts net after tax of approximately $17,400 ($0.81 per share).

(4) 1996 includes Management Actions relating to production rationalizations and severance which are included in cost of goods sold ($1,100) and selling, general and administrative ($17,700). Amounts net after tax of approximately $12,600 ($0.58 per share).

                                 As of December 31,
Balance Sheet Data (1)     1997      1996      1995      1994      1993

Current assets           $273,677  $274,859  $282,886  $250,499  $202,913

Non-current assets        358,189   338,548   351,967   341,819   324,704

 Total assets           $631,866  $613,407  $634,853  $592,318  $527,617

Current liabilities      $133,926  $155,651  $169,283  $154,650  $139,205

Long-term debt,
  less current
  maturities              223,975   233,781   219,451   220,036   144,350

Deferred taxes and
  other non-current
  liabilities              35,492    37,933    40,929    36,344    40,129

Stockholders' equity(2)   238,473   186,042   205,190   181,288   203,933
  Total liabilities
  and equity             $631,866  $613,407  $634,853  $592,318  $527,617


(1)  Includes accounts from date of acquisition of the Wade Jones
     Company  (July  1994)  and  the Lincolnton  facility  (March
     1993).

(2) 1994 reflects acquisition of Alpharma Oslo accounted for as a pooling of interests with cash purchase price deducted from stockholders' equity.


Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Overview

      1997 was a year in which operations improved relative to 1996 and a number of transactions were accomplished which the Company believes will enhance its future growth prospects. Such transactions included:

       The Company raised $56.4 million by issuing Class B stock through a stock subscription ($20.4 million) and Class A stock through a rights offering ($36.0 million).

       The Animal Health Division ("AHD") acquired the worldwide decoquinate ("Deccoxr") product and business from a major pharmaceutical company. The product is an anticocidial feed additive which provides AHD with its first major product in the cattle industry.

       The Fine Chemicals Division ("FCD") purchased a worldwide polymyxin business which complements its existing polymyxin business.

       Both the U.S. Pharmaceuticals Division ("USPD") and the
       International Pharmaceuticals Division ("IPD") completed partnership alliances and marketing agreements to broaden their product lines.

      Results in 1996 included charges for Management Actions. In addition, operations were negatively affected by external market conditions in both industry segments. The factors which combined to produce a loss in 1996 and the status of these factors in 1997 are as follows:

  1996  charges  for  Management Actions  -  approximately  $12.6 million after tax.

         Rationalization  of  the  IPD's  selling  and  marketing
     organization  in  Scandinavia  resulting  in   charges   for
     severance. 1997 status - completed.

        Commencement of an IPD plan to transfer all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway resulting in charges for severance, asset write-offs and other exit costs. 1997 status - in process, completion expected in late 1998.

        Commencement of a USPD plan to accelerate the move of production from locations in New Jersey and New York to an existing plant in Lincolnton, North Carolina resulting in charges for severance, asset write-offs and other exit costs. 1997 status - completed, benefits realized due to more efficient production in the USPD.

        Rationalization of the AHD and USPD organizations to address current competitive conditions in their respective industries resulting in charges for severance and other termination benefits. 1997 status - completed.

 1996 External Factors.

        Fundamental shift in generic pharmaceutical industry distribution, purchasing and stocking patterns resulting in significantly lower sales and prices in the USPD. 1997 status - USPD sales increased marginally in a more orderly market; however there was continuing but significantly lessened pressure on pricing relative to 1996.

        Significant bad debt expense due to the bankruptcy of a major wholesaler to the USPD and collection difficulties in certain international markets. 1997 status - no major bankruptcies, but collection of certain accounts remains slow in certain international markets.

       High feed grain prices in the animal health industry which resulted in lower industry usage of feed additive products supplied by AHD and increased competition among feed additive suppliers. 1997 status - grain prices at more normal levels. Competitive conditions continue.

        Generally  increased competition in  all  industries  and
     markets  served  by the Company's operating divisions.  1997 status - all markets remain competitive.

Results of Operations

Comparison  of  Year  Ended  December  31,  1997  to  Year  Ended
December 31, 1996.

      For the year ended December 31, 1997 revenue was $500.3 million, an increase of $14.1 million (2.9%) compared to 1996. Operating income was $46.9 million, an increase of $43.0 million, compared to 1996. Net income was $17.4 million ($.76 per share) compared to a loss of $11.5 million ($.53 per share) in 1996.

      Net income in 1996 was reduced by approximately $12.6 million ($.58 per share) for severance related to a reorganization of the IPD sales and marketing function in the Nordic countries, charges and expenses resulting from production rationalization plans in the IPD and the USPD and additional Management Actions in the AHD. (See section "Management Actions.")

Revenues

      On an overall basis revenues increased in the Animal Health Segment ("AHS") and decreased in the Human Pharmaceuticals Segment ("HPS"). 1997 revenues compared to 1996 were reduced by over $20.0 million primarily in the HPS due to translation of sales in foreign currency into the U.S. dollar.

      Revenues in the HPS were marginally lower (.5%) than 1996. Revenues increased in the USPD due primarily to increased volume in a number of Rx and OTC products including products introduced in the past three years. The increased volume was partially offset by lower net selling prices resulting from the continuation of programs initiated by major wholesalers in the second half of 1996 which fundamentally shifted generic pharmaceutical industry distribution purchasing and stocking patterns. In IPD overall volume and pricing were up on a local currency basis. However, IPD revenues were lower primarily as a result of the effect of translation of sales in Scandinavian currencies into the U.S. dollar. A substantial majority of the translation effect was recognized in the IPD. For the year 1997 average exchange rates for Scandinavian currencies where IPD conducts a substantial portion of its business have declined by 10%-14% compared to 1996. Sales in the Fine Chemicals Division ("FCD") principally increased due to higher volume.

      Within the AHS, AHD revenues increased primarily due to increased volume of most major products, as well as the acquisition of the Deccox business in September 1997. Aquatic Animal Health Division ("AAHD") revenues increased compared to 1996 due primarily to increased sales in the Norwegian fish vaccine market resulting from both new product volume and increased market share of existing products.

Gross Profit

      On  a  consolidated  basis, gross  profit  increased  $22.0 million  and the gross margin percent increased to 42.2% in  1997 compared to 38.9% in 1996. Both segments increased their margin percentages and amounts relative to 1996.

      The increase in dollars and percent was the result of a number of factors. HPS gross profits accounted for approximately half of the increase in dollars and USPD accounted for the majority of HPS increase. USPD gross profits improved as a result of lower manufacturing costs in the aggregate (due to the transfer of production and closing of two marginal facilities as part of Management Actions in 1996) and increased production efficiencies in the two remaining core facilities. Offsetting savings in production costs were lower net selling prices in the UPSD. IPD had increased gross profits in local currencies but decreased in the aggregate when translated into U.S. dollars. FCD gross profits increased marginally compared to 1996.

      AHD gross profits increased due to increased volume (both existing products and Deccox) offset partially by somewhat lower pricing. AAHD gross profits increased due to higher margin products introduced in 1997.

Operating Expenses

      Operating expenses on a consolidated basis decreased $21.0 million or 11.3%. Included in operating expenses in 1996 were charges incurred for Management Actions totaling $17.7 million. See section "Management Actions". The following table compares operating expenses for the year with and without Management
Actions:

                                          1997         1996

  Operating expenses as reported        $164.2       $185.1

  Management actions - 1996              _____        (17.7)
                                        $164.2       $167.4

  As a % of revenues                      32.8%        34.4%

      The net reduction in operating expenses, after excluding Management Actions reflects a continued emphasis on cost control, the effect of currency translation on expenses incurred in foreign currencies, and a reduction of expenses resulting from prior year Management Actions which reduced payroll, offset by planned increases in certain expenses and increases in administrative expenses resulting from personnel changes, employee incentive programs, and litigation expenses.

Operating Income

      Operating income as reported in 1997 increased $43.0 million. The increase in gross profit due to increased sales and lower production costs, lower operating expenses, and the absence of charges for Management Actions all contributed to the increase.

      The Company believes the change in operating income from 1996 to 1997 can be approximated as follows:

                                                  Un-
($ in millions)                 HPS     AHS    allocated   Total

1996 Operating income (loss)  $(8.2)  $17.9    $(5.8)     $ 3.9

Add-back of 1996 Management
   Actions                    13.8      4.5       .5      18.8

     Sub-total                 5.6     22.4     (5.3)     22.7

Increase (decrease) in
  operating income due to:

  Volume increase, net         7.4      5.3               12.7
  Price decrease, net         (8.6)    (1.7)              (10.3)
  New products                 4.1      6.8               10.9
  Production and operating
     expenses - decrease
     (increase), net          13.6     (1.1)    (2.9)      9.6
  Translation and other        1.2       .1    ____        1.3

1997 Operating income (loss)  $23.3   $31.8    $(8.2)     $46.9

Interest Expense/Other/Taxes

      Interest  expense decreased $1.4 million due to lower  debt levels  (aided  by  the receipt, in 1997 of  approximately  $56.4 million of new equity) and generally lower interest rates in 1997.

      Other, net in 1997 was a $0.6 million loss compared to a $0.2 million loss in 1996. Foreign exchange transaction losses included in Other, net in 1997 and 1996 were approximately $0.7 million and $0.2 million, respectively. The loss in 1997 was primarily the result of the strengthening of the U.S. dollar during 1997.

     The provision for income taxes was 37.3% in 1997 compared to a benefit for income taxes (due to a pre-tax loss) of 29.4% in 1996. The difference between the statutory rate and the effective rate is the interaction of state income taxes and non-deductible costs which increase the rate partially offset by lower taxes in foreign jurisdictions.

Results of Operations

Comparison  of  Year  Ended  December  31,  1996  to  Year  Ended
December 31, 1995.

      Total revenue decreased $34.7 million (6.7%) in 1996 compared to 1995. Operating income in 1996 was $3.9 million, a decrease of $48.6 million, compared to 1995. The Company recorded a net loss in 1996 of $.53 per share compared to net income of $.87 per share in 1995. The net loss is attributable to charges for Management Actions (approximately $.58 per share net loss) and generally difficult operating conditions (See "Management Actions").

Revenues

     Revenues declined by $5.1 million (3.1%) in the AHS. The AHD revenues declined due to lower sales volume of BMDr and other feed additives primarily to the poultry market and price erosion due to competition. The decline in the sale of other feed additives to the poultry market is attributable mainly to the mutual termination of a distribution agreement with Merck AgVet. AAHD revenues were lower due to the introduction of competitive products in the Norwegian fish vaccine market and an overall reduction in Norwegian salmon production.

      Revenues in the HPS were $29.7 million lower primarily due to USPD revenues which declined approximately 12%, as a result of price and volume reductions in the base product line (principally cough and cold products) due to a fundamental shift in industry distribution, purchasing and stocking patterns including a substantial drop in sales to generic drug distributors. The declines were partially offset by increased sales of products introduced in 1994 and 1995 and sales of Minoxidil introduced in the second quarter of 1996. Revenues for IPD and FCD declined by 3.9% and 5.1%, respectively due to volume reductions and to a lesser extent currency translation offset partially by limited price increases.

Gross Profit

      On a consolidated basis, gross profit decreased $29.7 million and the gross margin percent was 38.9% in 1996 compared to 42.0% in 1995. The gross profit for the AHS declined due to the lower volume sold of BMD and high margin fish vaccines and generally lower pricing due to competition. The gross profit in the HPS declined over $20.0 million due principally to the USPD. The USPD was affected by lower sales volume, and significantly lower pricing across the product line due to changes in the generic pharmaceutical industry. Lower sales volume also affected gross profit by causing reduced production volume which increases production costs per unit. IPD and FCD also had lower gross margins due primarily to lower sales. In addition, 1996 includes $1.1 million primarily for accrued stay bonuses for production employees in facilities to be closed in both the USPD and IPD. (See "Management Actions.")

Operating Expenses

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

                                 1996         1995

Operating expenses
 as reported                   $185.1        $166.3

Management Actions
(described herein)              (17.7)           .2

Financial advisory fees          (1.0)

Bad debt expense related
  to the bankruptcy
  of a wholesaler                (2.0)       _____

Operating expenses
 as adjusted                   $164.4        $166.5

      The lack of growth in operating expenses, excluding the items described above, reflects an emphasis on cost control in response to difficult business conditions in a number of markets (including lower bonuses paid in 1996), a reduction of expenses resulting from prior year Management Actions which reduced payroll and generally flat selling and marketing expenses certain of which vary directly with sales.

Operating Income

     Operating income as reported declined $48.6 million.

      The Company believes the change in operating income from 1995 to 1996 can be approximated as follows:

                              HPS     AHS    Unallocated  Total

1995 Operating
  income (loss)              $26.1   $30.8    $(4.4)      $52.5

 Sales/gross profit
 (decrease) increase:
     Volume                  (21.0)  (7.0)                (28.0)
     Price                    (8.0)  (2.0)                (10.0)
     New products             12.0   4.0                   16.0
(Increase) Decrease in:
  Production and
    operating expenses        (2.9)  (3.8)      (.9)       (7.6)
  Management Actions         (14.4)  (4.1)      (.5)      (19.0)

1996 Operating
  income (loss)             $ (8.2)  $17.9    $(5.8)     $  3.9

Interest Expense/Taxes

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

Management Actions

      In December 1994, after the acquisition of Alpharma Oslo from A.L. Industrier A.S., the Company announced a number of Management Actions which included staff reductions and certain product line and facilities rationalizations as a first step toward realizing combination synergies and maximizing the overall position of the newly combined Company.

       In September 1995, the Company announced additional Management Actions which continued the process begun in December 1994. The actions included elimination of approximately 130 positions company-wide (77 employees were severed in 1995), further efforts toward consolidation of operations in USPD, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD and the sale in September of its minority equity position and certain other rights in a research and development company which was identified for disposal in December 1994.

      In the first quarter of 1996, the Company continued the rationalization process and announced the reorganization of the IPD sales and marketing organization in Scandinavia. The reorganization resulted in severing 30 personnel at a cost of $1.9 million. IPD estimates the annual expense reduction by 1997 from this action at over $1.0 million.

      In the second quarter of 1996, the Board of Directors approved an IPD production rationalization plan which includes the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer will be completed in 1998 and will result in a net reduction of approximately 100 employees. The rationalization plan resulted in a charge in the second quarter for severance for Copenhagen employees, an impairment write-off for certain buildings and machinery and equipment and other exit costs.

      In 1995, the Company announced a plan by USPD to move all suppositories and cream and ointment production from two locations to the Lincolnton, North Carolina location. In the second quarter of 1996, USPD prepared a plan to accelerate the previously approved plan for consolidation of the manufacturing operations within USPD. The Board of Directors approved the acceleration in May 1996.

      The acceleration plan included the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan provided for complete exit by early 1997 and resulted in a net reduction of over 150 employees. The acceleration plan resulted in a second quarter charge in 1996 for severance of employees, a write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs. In the third quarter of 1996, the Company sold its tablet business which was located in New Jersey and sub-leased the New Jersey location. The sale netted proceeds of approximately $0.5 million and resulted in the adjustment of certain accruals for exit costs made in the second quarter which contemplated the shut down of the facility.

     Because of the time necessary to complete the transfers, the production rationalization plans include stay bonus plans to keep the production work force intact until the transfer is complete. The stay bonus plans generally require the employee remain until their position is eliminated to earn a payment. The overall cost of these plans is estimated at $1.9 million and is being accrued over the periods necessary to achieve the shut downs. In the first quarter of 1997, the USPD stay bonus was paid upon completion of the transfer.

      In the second half of 1996, additional Management Actions included a reorganization at USPD which resulted in severing 15 employees and a reorganization of the AHD business practices and staffing levels which resulted in severing and/or early retirement of 33 employees and other exit costs.

      As a result of the 1996 reorganizations in USPD and AHD the Company believes annual payroll and payroll related costs of $2.5 million have been eliminated. The production rationalization plans have begun to benefit operations in 1997 for USPD and are expected to benefit operations in IPD in late 1998.

Inflation

      The effect of inflation on the Company's operations during 1997, 1996 and 1995 was not significant.

Liquidity and Capital Resources

      At December 31, 1997, stockholders' equity was $238.5 million compared to $186.0 million and $205.2 million at December 31, 1996, and 1995, respectively. The ratio of long-term debt to equity was .94:1, 1.26:1 and 1.07:1 at December 31, 1997, 1996
and 1995, respectively. The increase in stockholders' equity in 1997 primarily reflects net income in 1997 less dividends, the sale of $56.4 million in common stock in 1997 offset partially by a decrease in the translation adjustment ($18.9 million) due to the weakening of the Danish Krone, Norwegian Krone and the Indonesian Rupiah in 1997.

      Working capital at December 31, 1997 was $139.8 million compared to $119.2 million and $113.6 million at December 31, 1996 and 1995, respectively. The current ratio was 2.04:1 at December 31, 1997 compared to 1.77:1 and 1.67:1 at December 31, 1996 and 1995, respectively.

      Significant fluctuations included accounts receivable being higher in 1997 by $7.1 million resulting from substantially higher fourth quarter sales in the USPD and the European subsidiaries. Prior year accounts receivable included a tax refund receivable of $7.2 million recorded in 1996 due to the domestic tax loss incurred by the Company. The tax receivable was collected in 1997. Accrued expenses decreased due primarily to payments in 1997 of accruals for severance related to Management Actions set up in 1996.

      All working capital elements also decreased in 1997 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Danish Krone and Norwegian Krone, weakened versus the U.S. Dollar as compared to 1996 by approximately 15% and 14%, respectively. In addition, the Danish subsidiary has a subsidiary in Indonesia whose assets, liabilities and equity translated into substantially less Danish Krone and ultimately U.S. Dollars due to the devaluation in 1997 of the Indonesian Rupiah. The approximate decrease due to currency translation was: accounts receivable $5.9 million, inventory $6.6 million and accounts payable and accrued expenses $4.7 million.

      The Company presently has various capital expenditure programs under way and planned including the expansion of the
Lier, Norway facility. In 1997, the Company's capital expenditures were $27.8 million, and in 1998 the Company plans to spend a greater amount than in 1997.

      At December 31, 1997, the Company had $50.2 million available under existing short-term unused lines of credit and $11.0 million in cash. In addition, the Company has $5.5 million available in Europe under long-term lines of credit and $18.4 million available under an amended revolving credit facility. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs. A substantial portion of the Company's short-term and long-term debt is at variable interest rates. At December 31, 1997, the Company has entered into interest rate agreements to fix the interest rates for $54.6 million of the variable debt at 5.7% plus the required margin through October 1998. The Company is considering similar transactions to fix additional variable rate debt for specified periods to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into "plain vanilla" agreements to fix interest rates for existing debt if it is deemed prudent.

      In addition to investments for internal growth, the Company has intensified its pursuit of complementary acquisitions, particularly in human pharmaceuticals, that can provide new products and market opportunities as well as leverage existing assets. In order to accomplish any significant acquisition, it is likely that the Company will need to obtain additional financing in the form of equity related securities and/or borrowings. The Company is currently seeking between $159 million and $185 million of financing through a private placement of convertible subordinated notes including a commitment of A.L. Industrier to purchase at least $59 million of such convertible subordinated debt. Any new borrowings (other than pursuant to existing lines of credit) by the Company will require consent of the bank lenders under the Company's revolving credit facility who have approved the issuance of such convertible subordinated debt. The Company's outstanding warrants for the issuance of common stock expire on January 3, 1999, and the Company cannot predict whether such warrants will be exercised. If all such warrants were exercised the Company would issue 3,819,600 shares of Common Stock and receive approximately $79 million. Depending upon the timing and success of the Company's potential acquisitions and other corporate developments, the Company may seek additional debt or equity financing in the future and intends to seek refinancing of the indebtedness under its revolving credit agreement which matures in 2000.

Year 2000

      The Company has taken various actions to understand the nature and work required to make its systems year 2000 compliant. The Company continues to evaluate the estimated costs and has commenced portions of the work required to achieve compliance. While compliance has and will involve additional costs the Company believes, based on current information, it will achieve year 2000 compliance without a material adverse effect on its operations or financial position.

Recent Accounting Pronouncements

      In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," was issued and established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in the financial statements. This statement requires that all items that are recognized in equity under accounting standards be included as components of comprehensive income and be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 addresses disclosure issues; and, therefore, will not have any effect on the financial position or results of operations of the Company. The Company is in the process of evaluating the statement's implementation. This statement is effective for fiscal years beginning after December 15, 1997.

      Also in June 1997 SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" was issued. This Statement, which supersedes Statement 14, "Financial Reporting for Segments of a Business Enterprise," provides different criteria for public companies to apply in reporting information about segments by moving to the management approach to segment reporting. In addition, the statement has requirements relating to disclosure of products, services, customers, and the material countries in which the entity holds assets and reports revenues. This statement addresses disclosure issues and therefore will not have an effect in the Company's financial position or results of operations. The Statement is effective for periods beginning after December 15, 1997.

     In February 1998 SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued. This statement modifies financial statement disclosures related to pension and other postretirement plans, including standardization of disclosures for pension plans and other postretirement plans, permitting the aggregation of information regarding certain plans, additional disclosures related to the change in benefit obligations and the fair value of plan assets, and elimination of certain other disclosures. This statement addresses disclosure issues and therefore will not have an effect on the Company's financial position or results of operations, and is effective for periods beginning after December 15, 1997.
RISK FACTORS

     This report  includes  certain forward  looking  statements.
          Like any company subject to a competitive business environment, the Company cannot guarantee the results predicted in any of the Company's forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (but are not limited to) the following:
Competition

     All of the Company's businesses operate in highly competitive markets and many of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company.

      As a result, the Company may be at a disadvantage in its ability to develop new products to meet competitive demands. In addition, once a product is approved, the Company may not be able to market its product (or establish a favorable market price)as effectively as larger competitors.

      The U.S. generic pharmaceutical industry has historically been characterized by intense competition. As patents for brand-name products and other bases for market exclusivity expire, prices typically decline as generic competitors enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increase causing an intensifying of competitive pricing. The timing of these price decreases as to any particular product is unpredictable and can result in a significantly curtailed profitable generic product life cycle. In addition brand-name manufacturers frequently take actions to prevent or discourage the use of generic equivalents through marketing and regulatory activities and litigation. During 1997, some branded pharmaceutical companies appeared to increase their efforts to utilize state and federal legislative and regulatory forums to delay generic competition and limit the branded product market erosion that occurs once patent protection is lost for a branded product.

      Generic pharmaceutical market conditions in the U.S. were further exacerbated in the second half of 1996 by a fundamental shift in industry distribution, purchasing and stocking patterns resulting from increased importance of sales to major wholesalers and a concurrent reduction in sales to private label generic distributors. The Company believes that this trend continues to date. Programs initiated by major wholesalers have accelerated price declines and have had a negative effect on sales. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesaler's own marketing programs.

     The Company has been and will continue to be affected by the competitive and changing nature of this industry. Accordingly, because of competition, the significance of relatively few major customers (e.g. large wholesalers and chain stores), a rapidly changing market and uncertainty of timing of new product approvals, the sales volume, prices and profits of the Company's U.S. Pharmaceutical Division and its generic competitors are subject to unforeseen fluctuation.

      In addition, in Europe the Company is encountering price pressure from parallel imports (i.e., imports of identical products from lower priced markets under European Union ("EU") laws of free movement of goods) and general governmental initiatives to reduce drug prices. Parallel imports could lead to lower volume growth and both parallel imports and governmental cost containment could create downward pressure on prices in certain product and geographical market areas including the Nordic countries where the Company has significant sales.


Government Regulation

      The research, development, manufacturing and marketing of the Company's products are subject to extensive government regulation by either the USFDA, or the U.S. Department of Agriculture ("USDA"), as well as by the Drug Enforcement Administration ("DEA"), the Federal Trade Commission ("FTC"), the Consumer Product Safety Commission ("CPSC"), and by comparable authorities in the EU, Norway, Indonesia and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Association and, as such, has accepted all EU regulations with respect to pharmaceuticals. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in civil or criminal fines, recall or seizure of products, total or partial suspension of production and/or distribution, debarment of individuals or the Company from obtaining new generic drug approvals, refusal of the government to approve new products and criminal prosecution. Such government regulation substantially increases the cost of producing human pharmaceutical and animal health products.

      In the U.S., the USFDA has imposed stringent regulatory requirements relating to the operation of manufacturing plants. The Company's U.S. manufacturing facilities, as well as two of the Company's European plants that manufacture products for export to the U.S. and certain of its contract manufacturers, are affected in that they are required to comply with the U.S. manufacturing regulations. Failure to demonstrate compliance during periodic inspections could lead to a cessation or curtailment of plant operations. Similar regulatory requirements exist in the foreign countries where the Company or its contract manufacturers have facilities, and in certain countries where the Company sells its products, and non-compliance could lead to adverse events similar to those described above.

      The Company and its subsidiaries have filed applications to market pharmaceutical and animal health products with regulatory agencies both in the U.S. and internationally. The approval of these applications, and the timing of such approvals, can significantly affect future revenues and income. This is particularly important with respect to human pharmaceuticals where it is the Company's strategy to obtain regulatory approval to market a generic formulation as soon as third party's patent protection ends and prior to the price erosion normally caused by the entry of other generic competitors. There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain such approvals, or to obtain such approvals when expected, could have a material adverse affect on the Company's business, results of operations, and financial condition.

       The Company's animal health products, such as feed additives, could be affected by legislation or regulatory rulings reportedly under consideration in one or more countries restricting the sale of products containing antibiotics. Based upon public reports, the Company understands that the governments of certain European countries have banned the sale of certain of such products. The Company cannot predict whether such initiatives will ultimately affect its products. Any such restrictive legislation or regulation in Norway or the U.S. would have a significant effect on the Company's business.

     Regulatory compliance impacts operating expenses directly by requiring the addition of personnel, programs and capital and indirectly by adding activities without directly increasing efficiency. The costs both direct and indirect of regulatory compliance (which have increased in recent years) may continue to increase in the future.

      For a more detailed description of governmental regulations
see   "Information   Applicable  to  All  Business   Segments   -
Regulation".

Foreign Operations; Risk of Currency Fluctuation

      The Company's foreign operations are subject to various risks which are not present in domestic operations, including, in certain countries, currency exchange fluctuations and restrictions, restrictions on imports, government price controls, restrictions on the level of remittance of dividends, interest, royalties and other payments, the need for government approval of new operations, the continuation of existing operations and other corporate actions, political instability, the possibility of expropriation and uncertainty as to the enforceability of commercial rights, trademarks and other proprietary rights.

      The Company's Far East operations, particularly Indonesia where the Company has a manufacturing facility, are being affected by the wide currency fluctuations and decreased economic activity in many countries in such geographical areas. While the Company's present exposure to economic factors in the Far East is not material, the region is a key area for the Company's anticipated future growth.

      While  from time to time the Company may engage in  hedging
activities,   the   Company   cannot  predict   future   currency
fluctuations or future governmental regulatory actions or their impact on the Company.


Dependence on Single Sources of Raw Material Supply and  Contract
Manufacturers

     Raw materials used in certain products are currently sourced from single qualified suppliers, both foreign and domestic, and certain products sold by the Company are purchased from single contract manufacturers. Although the Company has not experienced difficulty to date in acquiring active raw materials, other materials for production development, or products purchased from contract manufacturers, there can be no assurance that supply interruptions will not occur in the future or that the Company will not have to obtain substitute materials or products, which would require additional product validations and regulatory submissions. Further, there can be no assurance that contract manufacturers that supply the Company will continue to do so. Any such interruption of supply could have a material adverse effect on the Company's ability to manufacture products, to sell products manufactured under contract or to obtain or maintain regulatory approval of such products.

Third Party Reimbursement Pricing Pressures

     The Company's commercial success in producing, marketing and selling generic products will depend, in part, on the availability of adequate reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to maintain its present product price levels. In addition, the market for the Company's products may be limited by actions of third-party payers. For example, many managed health care organizations are now controlling the pharmaceutical products for which reimbursement will be provided. The resulting competition among pharmaceutical companies to place their products on these approved lists has created a trend of downward pricing pressure in the industry. There can be no assurance that the Company's products will be included on the approved lists of managed care organizations or that downward pricing pressures in the industry generally will not negatively impact the Company's business, results of operations and financial condition.

Potential Liability for Current Products

      Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from persons who believe they have been injured as a result of their use. The Company's business, results of operations and financial condition could be materially adversely affected by the assertion of such a product liability claim.

Risks Associated with Potential Acquisitions

      The Company has intensified its search for acquisitions which will provide new product and market opportunities, leverage existing assets and add critical mass. The Company's human pharmaceutical divisions currently are actively evaluating various acquisition possibilities, including joint ventures and licensing arrangements. The Company cannot predict whether any acquisition which meets its criteria will be available on terms acceptable to the Company, that financing for any such acquisitions will be available on satisfactory terms, that the Company will be able to accomplish its strategic objectives as a result of any such acquisition or that any business or assets acquired by the Company will be integrated successfully into the Company's operations. Given other transactions in the pharmaceutical industry, and the values of potential acquisition targets, any such acquisitions could initially be dilutive to the Company's earnings and may add significant intangible assets and related goodwill amortization charges. Depending upon the timing and success of the Company's acquisition strategy and other corporate developments, the Company may seek additional debt or equity financing, resulting in additional leverage and dilution of ownership, respectively. There can be no assurance that the Company's acquisition strategy, or any other component of its strategy, will be successful.


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

Item 9.   Changes  in  and  Disagreements  With  Accountants   on
          Accounting and Financial Disclosure

     Not applicable.
                            PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 1998, which Proxy Statement will be filed on or prior to March 30, 1998, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  Executive Compensation

      The information to be set forth under the subcaption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 1998, which Proxy Statement will be filed on or prior to March 30, 1998, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

      The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 8, 1998, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to March 30, 1998.

      There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

      The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 8, 1998, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to March 30, 1998.

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

        10.1 $185,000,000 Credit Agreement among A.L. Laboratories, Inc.,(now known as Alpharma U.S. Inc.) as Borrower, Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated September 28, 1994, was filed as
Exhibit 10.1 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.1A  Amendment to the Credit Agreement dated February 26,
1997 between the Company and the Union Bank of Norway, as agent was filed as Exhibit 10.1A to the Company's 1996 Annual Report on Form 10K and is incorporated by reference.

      10.1B   Amendment to the Credit Agreement dated  April  10,
1997 between the Company and Union Bank of Norway, as agent was filed as Exhibit 10.a to the Company's March 31, 1997 quarterly report on Form 10Q and is incorporated by reference.

      Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 1997 will be furnished to the Commission upon request.

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

      10.6A   Amendment to Control Agreement dated  December  19,
1996  between  A.L. Industrier AS and the Company  was  filed  as
Exhibit 10.6A to the Company's 1996 Annual Report on Form 10-K and is incorporated by reference.

      10.7    The  Company's  1997  Incentive  Stock  Option  and
Appreciation Right Plan, as amended was filed as an Exhibit to the Company's 1996 Proxy Statement and is incorporated by reference.

      10.8   Employment agreement dated July 30, 1991 between the
Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

      10.9    Employment agreement between the Company and Thomas
Anderson dated January 13, 1997 was filed as Exhibit 10.9 to the Company's 1996 Annual Report on Form 10-K and is incorporated by reference.

     10.10  Employment Agreement between the Company and Bruce I.
Andrews dated April 7, 1997 was filed as Exhibit 10.b to the Company's March 31, 1997 quarterly report on Form 10-Q and is incorporated by reference.

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

      10.15 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Thor Kristiansen was filed as
Exhibit 10.14 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.16 Employment contract dated October 2, 1991 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Knut Moksnes was filed as
Exhibit 10.15 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.17 Agreement dated April 28, 1997 between D.E.Cohen and the Company is filed as an Exhibit to this report.

      10.18   Stock  Subscription and  Purchase  Agreement  dated
February 10, 1997 between the Company and A.L. Industrier was filed as Exhibit 10 on Form 8-K filed on February 19, 1997 and is incorporated by reference.

      10.18a  Amendment No. 1 to Stock Subscription and  Purchase
Agreement  dated  June  26, 1997, between the  Company  and  A.L.
Industrier AS was filed as an Exhibit to the Company's Form 8-K dated June 27, 1997 and is incorporated by reference.

      10.19 Note Purchase Agreement dated March 5, 1998 between the Company and A.L. Industrier AS is filed as an exhibit to this report.

      21      A list of the subsidiaries of the Registrant as  of
March 1, 1998 is filed as an exhibit to this Report.

      23      Consent  of  Coopers & Lybrand L.L.P.,  Independent
Accountants, is filed as an exhibit to this Report.

     27     Financial Data Schedule

      See exhibit index on Page E-1 for exhibits filed with this report.

Report on Form 8-K

      No  reports  on  Form 8-K was filed for the  quarter  ended
December 31, 1997.

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

March  9, 1998                ALPHARMA INC.
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


Date:  March 9, 1998                    /s/ Einar W. Sissener
                              Einar W. Sissener
                                   Chairman, Director and
                                   Chief Executive Officer



Date:  March 9, 1998                    /s/ Jeffrey E. Smith
                                   Jeffrey E. Smith
                                     Vice   President,   Finance   and
Chief Financial Officer
                                   (Principal accounting officer)




Date:  March 9, 1998                    /s/ I. Roy Cohen
                                   I. Roy Cohen
                                   Director and Chairman of the
                                   Executive Committee




Date:  March 9, 1998                    /s/ Thomas G. Gibian
                                   Thomas G. Gibian
                                   Director and Chairman of the
                                   Audit Committee



Date:  March   , 1998              __________________________
                                   Glen E. Hess
                                   Director



Date:  March 9, 1998                    /s/ Peter G. Tombros
                                   Peter G. Tombros
                                   Director and Chairman
                              of the Compensation Committee




Date:  March 9, 1998                    /s/ Erik G. Tandberg
                                   Erik G. Tandberg
                                   Director



Date:  March   , 1998              __________________________
                                   Gert Munthe
                                   Director


   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         ______________




                                                       Page

Consolidated Financial Statements:

  Report of Independent Accountants                         F-2

  Consolidated Balance Sheet at
     December 31, 1997 and 1996                        F-3

  Consolidated Statement of Operations for
     the years ended December 31, 1997,
     1996 and 1995                                     F-4

  Consolidated Statement of Stockholders'
     Equity for the years ended
     December 31, 1997, 1996 and 1995                F-5 to F-8

  Consolidated Statement of Cash Flows
     for the years ended December 31, 1997,
     1996 and 1995                                   F-9 to F-10

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                        COOPERS & LYBRAND L.L.P.
Parsippany, New Jersey
February 25, 1998

                 ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                               December 31,
                                            1997         1996
ASSETS
Current assets:
 Cash and cash equivalents              $ 10,997      $ 15,944
 Accounts receivable, net                127,637       120,551
 Inventories                             121,451       123,585
 Prepaid expenses and other
  current assets                          13,592        14,779

     Total current assets                273,677       274,859

Property, plant and equipment, net       199,560       209,803
Intangible assets, net                   149,816       119,918
Other assets and deferred charges          8,813         8,827

       Total assets                     $631,866      $613,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $ 10,872     $  4,966
 Short-term debt                          39,066        60,952
 Accounts payable                         27,659        30,557
 Accrued expenses                         51,139        57,731
 Accrued and deferred income taxes          5,190        1,445

     Total current liabilities           133,926       155,651

Long-term debt                           223,975       233,781
Deferred income taxes                     26,360        29,882
Other non-current liabilities              9,132         8,051

Stockholders' equity:
 Preferred stock, $1 par value,
   no shares issued
 Class A Common Stock, $.20
   par value, 16,118,606 and
   13,813,516 shares issued                3,224         2,762
 Class B Common Stock, $.20 par value,
  9,500,000 and 8,226,562 shares issued    1,900         1,646
 Additional paid-in capital              179,636       122,252
 Foreign currency translation adjustment (8,375)        10,491
 Retained earnings                        68,206        54,996
 Treasury stock, 275,382 and 274,786
  shares of Class A Common Stock,
  at cost                                (6,118)       (6,105)

     Total stockholders' equity          238,473       186,042
         Total liabilities and
           stockholders' equity         $631,866      $613,407


         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
              (In thousands, except per share data)

                                      Years Ended December 31,
                                     1997     1996       1995

Total revenue                     $500,288  $486,184   $520,882
  Cost of sales                    289,235  297,128     302,127

Gross profit                       211,053  189,056    218,755
  Selling, general and
    administrative expenses        164,155   185,136    166,274

Operating income                    46,898     3,920     52,481
  Interest expense                (18,581)  (19,976)   (21,993)
   Other income (expense), net       (567)    (170)       (260)

Income (loss) before
  income taxes                      27,750(16,226)      30,228
     Provision (benefit) for
      income taxes                  10,342 (4,765)       11,411

Net income (loss)                 $ 17,408 $(11,461)   $ 18,817

Average common shares outstanding:
  Basic                             22,695    21,715     21,631
  Diluted                           22,780    21,715     21,754

Earnings (loss) per common share:
  Basic                            $    .77   $  (.53) $    .87
  Diluted                          $    .76   $  (.53) $    .87

         See notes to consolidated financial statements.
                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (COMMON STOCK ACCOUNTS)
                        (In thousands, except share data)

                                              Class    Class
                                                A        B
                                             Common    Common
                                             Stock     Stock           Treasury Stock    Total
                                   Common                                                Common
                                   Shares         Par       Par         Shares           Stock
                                   Issued        Value     Value        Held       Cost    Accounts
Balance,  December  31,  1994      21,845,353    $2,724     $1,646     (248,920)   $(5,522)  $(1,152)

Purchase   of  treasury  stock                                          (14,097)      (300)     (300)
Exercise of stock options
  (Class A) and other                  44,025         9                                            9
Employee stock purchase plan           36,776         7                                            7
Balance,  December  31,  1995      21,926,154    $2,740     $1,646     (263,017)   $(5,822)  $(1,436)

Purchase   of  treasury  stock                                          (11,769)      (283)     (283)
Exercise of stock options
  (Class A) and other                  66,637        13                                           13
Employee stock purchase plan           47,287         9                                            9
Balance,  December  31,  1996      22,040,078    $2,762     $1,646     (274,786)   $(6,105)  $(1,697)

Purchase   of  treasury  stock                                             (596)       (13)      (13)
Exercise of stock options
  (Class A) and other                  63,300        14                                            14
Exercise of stock rights
  (Class A)                         2,201,837       440                                           440
Stock subscription by
  A.L. Industrier (Class B)         1,273,438                254                                 254
Employee stock purchase plan           39,953         8                                             8

Balance,  December  31,  1997      25,618,606    $3,224     $1,900     (275,382)   $(6,118)  $  (994)


                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                   Foreign                   Total
                                Common               Additional    Currency                  Stock-
                                Stock                  Paid-In     Translation    Retained   holders'
                                Accounts               Capital     Adjustment     Earnings   Equity
Balance, December 31, 1994      $(1,152)               $118,833      $  8,125     $55,482    $181,288

Net income - 1995                                                                  18,817      18,817
Dividends declared
  ($.18 per common share)                                                          (3,914)     (3,914)
Net foreign currency
  translation adjustment                                                7,759                   7,759
Tax benefit realized from
  stock option plan                                        137                                    137
Purchase of treasury stock         (300)                                                         (300)
Exercise of stock options
  (Class A)                           9                    578                                    587
Employee stock purchase plan          7                    809                                    816


Balance, December 31, 1995      $(1,436)               $120,357      $ 15,884      $70,385    $205,190

Net loss - 1996                                                                     (11,461)   (11,461)
Dividends declared
  ($.18 per common share)                                                            (3,928)    (3,928)
Net foreign currency
  translation adjustment                                               (5,393)                  (5,393)
Tax benefit realized from
  stock option plan                                        202                                     202
Purchase of treasury stock         (283)                                                          (283)
Exercise of stock options
  (Class A)                          13                    862                                     875
Employee stock purchase plan          9                    831                                     840


Balance, December 31, 1996      $(1,697)              $122,252       $ 10,491      $54,996    $186,042

Net income - 1997                                                                   17,408      17,408
Dividends declared
  ($.18 per common share)                                                           (4,198)     (4,198)
Net foreign currency
  translation adjustment                                              (18,866)                  (18,866)
Tax benefit realized from
  stock option plan                                       228                                       228
Purchase of treasury stock          (13)                                                            (13)
Exercise of stock options
  (Class A)                          14                   794                                       808
Exercise of stock rights
  (Class A)                         440                35,538                                     35,978
Stock subscription by
  A.L. Industrier (Class B)         254                20,125                                     20,379
Employee stock purchase plan          8                   699                                        707

Balance, December 31, 1997      $  (994)             $179,636        $ (8,375)     $68,206      $238,473

                 See notes to consolidated financial statement.
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)

                                                  Years     Ended
                                                    December 31,
                                             1997      1996       1995
Operating activities:
  Net income (loss)                       $17,408  $(11,461)    $18,817
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization            30,908     31,503     31,022
  Deferred income taxes                   (1,101)    (3,104)    1,054
  Noncurrent asset write-offs                 -        5,753        -
  Change in assets and liabilities, net
    of effects from business
    acquisitions:
     (Increase) decrease in accounts
        receivable                       (13,029)      9,204    (9,295)
     (Increase) in inventory              (2,121)    (5,876)   (10,468)
     (Increase) decrease in prepaid
        expenses and other current
        assets                            (1,013)      (595)    (1,462)
     Increase (decrease) in accounts
        payable and accrued expenses      (4,782)      3,346    4,462
     Increase (decrease) in accrued
        income taxes                        4,077    (4,523)     2,802
  Other, net                                  616        574     (104)
     Net cash provided by operating
       activities                          30,963     24,821   36,828

Investing activities:

  Capital expenditures                   (27,783) (30,874)     (24,836)
  Purchase of businesses
     and intangibles                     (44,029)        -      (3,500)
  Other                                     -         (348)        579

      Net cash used in investing
        activities                       (71,812)   (31,222)   (27,757)


                     Continued on next page.
         See notes to consolidated financial statements.

                 ALPHARMA INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                    (In thousands of dollars)



                                                  Years     Ended
                                                    December 31,
                                             1997       1996      1995
Financing activities:

  Net repayments
    under lines of credit               $(19,389)   $  (630) $    (296)
  Proceeds of long-term debt               27,506     24,213   9,000
  Reduction of long-term debt            (25,366)   (17,137)  (13,121)
  Dividends paid                          (4,198)    (3,928)    (3,914)
  Treasury stock acquired                    (13)      (283)      (300)
  Proceeds from issuance of stock
    (Class A)                              35,978          -          -
  Proceeds from issuance of stock
    (Class B)                              20,379          -          -
  Proceeds from employee stock option
    and stock purchase plan                 1,515      1,715      1,403
  Other, net                                  227        201        137
      Net cash provided by (used in)
        financing activities               36,639      4,151    (7,091)

Exchange rate changes:

  Effect of exchange rate changes
    on cash                               (1,606)      (627)    1,338
  Income tax effect of exchange rate
    changes on intercompany advances          869        470      (479)
Net cash flows from exchange rate
       changes                              (737)      (157)       859
Increase (decrease) in cash and cash
  equivalents                             (4,947)    (2,407)     2,839
Cash and cash equivalents at
  beginning of year                        15,944     18,351     15,512
Cash and cash equivalents at
  end of year                             $10,997    $15,944    $18,351



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

     In 1994 the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A.L. Industrier A.S ("A.L. Industrier") the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 37.5% of the total outstanding common stock. (See Note 16.)

     Upon  consummation of the acquisition of Alpharma Oslo,  the
Company   was   reorganized  on  a   global   basis   into   five
decentralized  divisions each operating under  either  the  Human
Pharmaceutical business or the Animal Health business.

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

     A.L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. (See Note 16.)

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

      Interest is capitalized as part of the acquisition cost  of major construction projects.  In 1997, 1996 and 1995, $407,  $572 and $318 of interest cost was capitalized, respectively.

      Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

          Buildings                 30-40 years
          Building improvements     10-30 years
          Machinery and equipment    2-20 years

     Intangible assets:

      Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The Company analyzes its intangible assets by division, based upon estimated future undiscounted cash flows. At December 31, 1997 and 1996 such analyses did not demonstrate any evidence of impairment. The following table is net of accumulated amortization of $50,514 and $42,982 for 1997 and 1996, respectively.

                                   1997      1996     Life
Excess of cost of acquired
businesses over the fair value
of the net assets acquired       $92,228     98,304    20 - 40

Technology, trademarks, NADAs
and   other                       57,588     21,614     6 - 20

                                $149,816   $119,918

     Foreign currency translation and transactions:

       The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are accumulated in a separate component of stockholders' equity. The foreign currency translation adjustment for 1997, 1996 and 1995 is net of $869, $470, and ($479), respectively, representing the foreign tax effects associated with intercompany advances to foreign subsidiaries.

     Foreign exchange contracts:

       The Company selectively enters into foreign exchange contracts to buy and sell certain cash flows in non-functional currencies and to hedge certain firm commitments due in foreign currencies. Foreign exchange contracts, other than hedges of firm commitments, are accounted for as foreign currency transactions and gains or losses are included in income. Gains and losses related to hedges of firm commitments are deferred and included in the basis of the transaction when it is completed.

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

       At December 31, 1997, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $44,800. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

     Accounting for Postretirement Benefits:

       The Company accounts for postretirement benefits in accordance with Statement of Financial Accounting Standards "SFAS" No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". The statement requires accrual accounting for these benefits over the service lives of the employees.

     Earnings Per Share:

     At year end 1997, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is based upon the weighted average number of common shares outstanding.

      Diluted earnings per share reflect the dilutive effect of stock options and the diluted effect of the warrants when appropriate. Such options and warrants did not have a dilutive effect in 1996. Prior periods have been restated to reflect the new standard.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

                                    1997       1996       1995
     (Shares in thousands)
Average shares outstanding-basic  22,695     21,715     21,631

Stock options                         85        -          123

Warrants                            -            -         -

Average shares
  outstanding - diluted           22,780     21,715     21,754

      Stock options outstanding in each year and weighted average exercise prices are included in Note 18. The amount of dilution attributable to the options determined by the treasury stock method will depend on the average market price of the Company's common stock each year. Warrants to purchase common stock are outstanding and do not have a dilutive effect in that the exercise price exceeded the average market price each year. The numerator for the calculation of both basic and diluted is net income (loss) for each year.

     Accounting for Stock Based Compensation:

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method of accounting for or, alternatively, disclosing the pro-forma effect of the fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure alternative. As a result, the adoption of this standard did not have any impact on reported results of operations and financial position.

3.   Management Actions - 1995 and 1996

     As a result of the acquisition of Alpharma Oslo (Note 1), in December 1994 the Board of Directors approved a plan and the Company announced Management Actions which included exiting certain businesses and product lines which did not fit into the Company's strategic direction, severing certain employees employed in the businesses or product lines to be exited or whose positions had become redundant as a result of the acquisition and the sale or exiting of certain support facilities which also became redundant as a result of the acquisition. The net after tax effect of the 1994 Management Actions described above was $14,500 ($ .67 per share). All of the Management Actions commenced in 1994 have been completed.

      In the third quarter of 1995, the Company announced additional Management Actions which continued the process begun in December 1994. The actions occurred in the third and fourth quarters of 1995 and included severance of certain employees company wide, further efforts toward consolidation of operations in the USPD, the utilization of substantial consulting resources focused primarily on accelerating the realization of certain combination benefits in the IPD and the sale in September of its minority equity position and certain other product rights in an R&D company which was identified for disposal in December of 1994.

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

      In May 1996, the Board of Directors approved a production rationalization plan which included the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer is expected to be completed in late 1998 and will result in the reduction of approximately 175 employees (primarily involved in production). The rationalization plan resulted in a charge in the second quarter of 1996 for severance for Copenhagen employees, an impairment write off for certain buildings and machinery and equipment and other exit costs.

     In addition in May 1996, the Board of Directors approved the
USPD   plan   to  accelerate  a  consolidation  of  manufacturing
operations within USPD.

     The plan included the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan provided for complete exit by early 1997 and resulted in a reduction of approximately 200 employees (i.e. all production, administration and support personnel at the plants). The acceleration plan resulted in a charge in the second quarter of 1996 for severance of employees, a write-off of leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and refurbishment costs for the facilities being exited.

      Due to the time necessary to achieve both transfers of production the Company, as part of the severance arrangements, instituted stay bonus plans. The overall cost of the stay bonus plans was estimated at $1,900, and is being accrued over the periods necessary to achieve shut down and transfer. The stay bonus plans generally require the employee to remain until their position is eliminated to earn the payment.

      In the second half of 1996 the USPD's Management Actions were adjusted for the sale of the Able tablet business. The sale of the Able tablet business and sub-lease of the Able facility (located in New Jersey) resulted in the Company reducing certain accruals which would have been incurred in closing the facility. The net reduction of the second quarter charge for the sale was $1,400 and included the net proceeds received on the sale of approximately $500. In addition in 1996 certain staff and executives at USPD headquarters were terminated (15 employees) resulting in severance of $782. In 1997 USPD completed the transfer of production, paid the stay bonus as accrued, and severed all identified employees.

      As a result of difficult market conditions experienced in 1996, the Company's AHD reviewed its business practices and staffing levels. As a result 33 salaried employees were terminated or elected an early retirement program. Concurrently office space was vacated resulting in a charge for the write off of leasehold improvements and lease payments required to terminate the lease. In addition, the AHD distribution business was reviewed and a number of minor products were discontinued.

      A  summary of 1996 charges and expenses resulting from  the
Management  Actions  which are included in  cost  of  goods  sold
($1,100),  and  selling,  general  and  administrative   expenses
($17,700)follows:

Pre-Tax
Amount       Description

$11,200 Severance and employee termination benefits for all 1996 employee related actions (approximately 450 employees are to be terminated; at December 31, 1997 approximately 355 employees were terminated).

   1,000 Stay bonus accrued, as earned as of December 31, 1996.

  4,175 Write off of building, leasehold improvements and machinery and equipment. (Net of sales proceeds of approximately $500 in the third quarter of 1996.)

    550 Accrual of the non cancelable term of the operating leases and estimated refurbishment costs for exited
             USPD facilities.

  1,875      Exit  costs for demolition of facilities,  clean  up
             costs and other.
 ______
$18,800

      The net after tax effect of the 1996 Management Actions was a loss of approximately $12,600 or ($.58 per share).

      A summary of the liabilities set up for severance and included in accrued expenses is as follows (including stay bonus):

                                       1995       1996
                                     Actions     Actions

      1995
       Accruals                      $1,748
       Payments                       (463)
       Translation and
         adjustments                    -

     Balance, December 31, 1995       1,285
      1996
       Accruals                         -       $11,338
       Payments                     (1,270)     (2,122)
       Translation and
         adjustments                    -           (2)

     Balance, December 31, 1996      $   15     $ 9,214
      1997
       Accruals - Stay bonus IPD        -            652
       Payments                          (15)     (5,980)
       Translation and
         adjustments                    -           (479)

     Balance, December 31, 1997      $  -       $ 3,407


4.   Business and Product Line Acquisitions:

      The following acquisitions were accounted for under the purchase method and the accompanying financial statements reflect results of operations from their respective acquisition dates.

      In November 1997, the Company acquired the worldwide polymyxin business from Cultor Food Science. Polymyxin is an antibiotic mainly used in topical ointments and creams as well as for eye treatments.

      The transaction includes product technology, registrations, customer information and inventories. The Company currently manufactures polymyxin in its Copenhagen facility and intends to manufacture its additional polymyxin requirements at this facility. The cost was approximately $16,500 which included approximately $500 of inventory. The balance of the purchase price has been allocated to intangible assets and will generally be amortized over 15 years. The purchase agreement also provides for a contingent payment and future royalties in the event that certain sales levels are achieved of a product presently being developed by an independent pharmaceutical company utilizing polymyxin supplied by the Company.

      In September 1997, the Company acquired the worldwide decoquinate business from Rhone-Poulenc Animal Nutrition of France (RPAN). Decoquinate is an anticoccidial feed additive used primarily in beef cattle and calves.

       The transaction includes all rights for decoquinate worldwide and the trademark Deccoxr that is registered in over 50 countries. The agreement also provides that RPAN will continue to manufacture decoquinate for Alpharma under a long term supply contract. The cost was approximately $27,550, which included approximately $1,850 of inventory. The balance of the purchase price has been allocated to intangible assets and will generally be amortized over 15 years.

      In August 1995, the Company acquired a company whose principal asset was a NADA for a feed additive used in the treatment and prevention of respiratory diseases in swine. The cost of $3,000 has been allocated to intangible assets ($1,500) and a covenant not to compete ($1,500) and will be amortized over 20 and 5 year periods, respectively.

5.   Accounts receivable, net:

     Accounts receivable consist of the following:

                                             December 31,
                                          1997          1996

     Accounts receivable, trade       $129,382      $113,577
     Federal and state income
      taxes receivable                    -            7,194
     Other                               3,460         4,139
                                       132,842       124,910
     Less allowances for doubtful
      accounts                           5,205         4,359
     Accounts receivable, net         $127,637      $120,551

      The allowance for doubtful accounts for the three years ended December 31, consisted of the following:

                             1997          1996         1995

Balance at January 1,     $4,359          $5,751       $4,897
Provision for doubtful
     accounts              2,111           3,572        2,166
Reductions for accounts
 written off               (789)          (4,589)      (1,117)
Translation and other      (476)            (375)        (195)
Balance at December 31,   $5,205          $4,359       $5,751

6.   Inventories:

     Inventories consist of the following:

                                         December 31,
                                      1997          1996

     Finished product               $ 68,525      $ 69,629
     Work-in-process                  20,009        17,126
     Raw materials                    32,917        36,830
                                    $121,451      $123,585

      At  December 31, 1997 and 1996, approximately  $48,700  and
$49,000 of inventories, respectively, are valued on a LIFO basis.
Such amounts are higher (lower) than the FIFO basis by $1,128 in 1997 and $(774) in 1996.

7.   Property, Plant and Equipment:

      Property, plant and equipment, at cost, consist of the following:

                                           December 31,
                                       1997         1996

     Land                            $  8,954     $10,221
     Buildings and building
       improvements                   100,017     104,463
     Machinery and equipment          219,566     222,911
     Construction in progress          16,197      12,011
                                      344,734     349,606
     Less, accumulated depreciation   145,174     139,803

                                     $199,560    $209,803

8.   Long-Term Debt:

     Long-term debt consists of the following:

                                          December 31,
                                       1997          1996
     U.S. Dollar Denominated:
     Revolving Credit Facility
       6.8% - 7.2%:
        Revolving credit             $161,575     $ 33,000
        Term loans                       -         130,150
     A/S Eksportfinans                  9,000        9,000
     Industrial Development Revenue
       Bonds:
         Baltimore County, Maryland
          (7.25%)                       5,155        5,705
          (6.875%)                      1,200        1,200
         Lincoln County, NC             5,000        5,500
     Other, U.S.                          758        1,390

     Denominated in Other Currencies:
      Mortgage notes payable (NOK)     38,099       30,911
      Bank and agency development
       loans (NOK)                     13,803       21,362
      Other, foreign                      257          529
                                      234,847      238,747
      Less, current maturities         10,872        4,966

                                     $223,975     $233,781

      In September 1994, the Company signed a $185,000 credit agreement ("1994 Credit Facility") with a consortium of banks arranged by the Union Bank of Norway and Den norske Bank A.S. The agreement provided for the refinancing of outstanding indebtedness, the acquisition of Alpharma Oslo (including related transaction costs, fees and expenses)(Note 1) and for general corporate purposes.

      The 1994 Credit Facility provided for (i) a seven year Term Loan with a maximum amount of $65,000; (ii) a five year Term Loan with a maximum amount of $72,000; and (iii) a revolving credit agreement of $48,000 with an initial term of four years and three months.

      The 1994 Credit Facility has several financial covenants, including an interest coverage ratio, minimum capital, and equity to asset ratio. In 1997, the Company and syndicate banks amended the 1994 Credit Facility providing for:

     (1) The conversion of Term Loans and the existing revolving credit agreement into an overall revolving $180,000 Credit Facility ("Revolving Credit Facility") with an initial expiration of August 28, 2000. The Revolving Credit Facility may be extended annually upon approval of the syndicate banks.

     (2) Interest on the facility will be at the Eurodollar rate with a margin of 1.125%.

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

      The Baltimore County Industrial Development Revenue Bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $10,740 collateralize the Baltimore County Industrial Revenue Bonds.

      In August 1994, the Company issued Industrial Development Revenue Bonds for $6,000 in connection with the expansion of the Lincolnton, North Carolina plant. The bonds require monthly interest payments at a floating rate (4.35% at December 31, 1997; 3.85% weighted average for 1997) approximating the current money market rate on tax exempt bonds and the payment by the Company of annual letter of credit, remarketing, trustee, and rating agency fees of 1.125%. The bonds require a yearly sinking fund redemption of $500 to August 2004 and $300 thereafter through August 2009. Plant and equipment with an approximate net book value of $5,316 serve as collateral for this loan.

      The  mortgage notes payable denominated in Norwegian Kroner
(NOK) include amounts originally issued in connection with the construction of a pharmaceutical facility in Lier, Norway and amounts issued in 1997 in connection with the expansion of the Lier facility ($7,150). Upon completion of the expansion in 1998 an additional $7,000 will be issued under this mortgage. The mortgage is collateralized by this facility (net book value $42,490) and the Oslo, Norway ("Skoyen") facility. (See Note 13.) The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 1997 and 1996 was 5.6% and 6.1%, respectively. The tranches are repayable in semiannual installments through 2021. Yearly amounts payable vary between $1,237 and $2,009.

      Mortgage notes payable also include amounts issued in 1997 ($5,356) to finance a new production unit at an Aquatic Animal Health facility in Overhalla, Norway. The mortgage has a 12 year term and an interest rate of 4.9%, is repayable in 10 equal installments in years 2000 - 2009, and is collateralized by the net book value of the facility ($7,630).

      Alpharma Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Such loans are collateralized by the Skoyen property and require semiannual payments in 1998 of $1,406 and a final payment of $8,301 in 1999. The weighted average interest rate of the loans at December 31, 1997 and 1996 was 5.0% and 6.1%, respectively. The banks and agencies have the option to extend payment in 1999.

      As of December 31, 1997, Alpharma Oslo had approximately $5,459 available in NOK in three year line of credit agreements with two banks. The credit lines require certain equity, cash flow and quick ratios, as defined, be maintained. Certain NOK loans have loan covenants which apply directly to Alpharma Oslo.

      Maturities of long-term debt during each of the next five years and thereafter are as follows:

          Year ending December 31,

                    1998           $  10,872
                    1999              12,659
                    2000             166,571
                    2001               4,981
                    2002               4,986
                    Thereafter             34,778
                                   $ 234,847


9.   Short-Term Debt:

     Short-term debt consists of the following:

                                  December 31,
                                1997      1996

               Domestic       $24,200    $41,760
               Foreign         14,866     19,192
                              $39,066    $60,952

       At December 31, 1997, the Company and its domestic subsidiaries have available a bank line of credit totaling $65,000. Borrowings under the line are made for periods generally less than three months and bear interest from 6.90% to 7.00% at December 31, 1997. At December 31, 1997, the amount of the unused lines totaled $40,800.

      At December 31, 1997, the Company's foreign subsidiaries have available lines of credit with various banks totaling $24,241 ($22,741 in Europe and $1,500 in the Far East). Drawings under these lines are made for periods generally less than three months and bear interest at December 31, 1997 at rates ranging from 4.00% to 6.28%. At December 31, 1997, the amount of the unused lines totaled $9,399 ($7,899 in Europe and $1,500 in the Far East).

     The weighted average interest rate on short-term debt during
the   years  1997,  1996  and  1995  was  5.9%,  6.2%  and  6.6%, respectively.

10.  Income Taxes:

      Domestic and foreign income (loss) before income taxes was $14,267, and $13,483, respectively in 1997, $(17,991) and $1,765, respectively in 1996, and $17,548 and $12,680, respectively in 1995. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:

                                    Years Ended December 31,
                                      1997     1996      1995
          Current:
            Federal                  $5,164 $(4,796)   $ 6,009
            Foreign                   5,184    3,367     3,074
            State                     1,095    (232)     1,274
                                    $11,443 $(1,661)    10,357

          Deferred:
            Federal                     439    (522)      (27)
            Foreign                 (1,295) (2,531)       958
            State                     (245)     (51)       123
                                    (1,101)  (3,104)     1,054
             Provision/(benefit)
              for income taxes      $10,342 $(4,765)   $11,411

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:

                                    Years Ended December 31,
                                    1997      1996      1995

Provision for income taxes at
  statutory rate                    35.0%     (35.0%)   35.0%
State income tax, net of federal
  tax benefit                        2.0%      (1.1%)    3.0%
Lower taxes on foreign
    earnings,   net                 (4.4%)     (2.7%)   (2.6%)
Tax credits                            -       (0.9%)   (1.3%)
Non-deductible costs, principally
  amortization of intangibles
  related to acquired companies      4.9%       8.5%     3.9%
Other                               (0.2%)      1.8%    (0.2%)
     Provision/(benefit)
      for income taxes              37.3%     (29.4%)   37.8%

      Deferred  tax  liabilities (assets) are  comprised  of  the following:
                                                 Year Ended
                                                December 31,
                                               1997     1996

Accelerated depreciation and amortization
    for   income  tax  purposes              $20,976   $23,949
Excess of book basis of acquired assets
  over tax bases                               8,391     8,815
Differences between inventory valuation
  methods used for book and tax purposes       3,306     3,410
Other                                            808     1,147
Gross   deferred   tax   liabilities          33,481    37,321

Accrued liabilities and other reserves        (7,178)   (8,791)
Pension liabilities                           (1,351)   (1,408)
Loss carryforwards                            (1,945)   (2,628)
Other                                         (2,118)   (2,796)
Gross   deferred   tax  assets               (12,592)  (15,623)

Deferred tax assets valuation allowance        1,945     2,628

     Net deferred tax liabilities            $22,834   $24,326

      As of December 31, 1997, the Company has state loss carryforwards in one state of approximately $15,198, which are available to offset future taxable income. These carryforwards will expire between the years 1999 and 2004. The Company also has foreign loss carryforwards in two countries as of December 31, 1997, of approximately $2,000, which are available to offset future taxable income, and have an unlimited carryforward period. The Company has recognized a deferred tax asset relating to these carryforwards; however, based on analysis of current information, which indicated that it is not likely that such state and foreign losses will be realized, a valuation allowance has been established for the entire amount of these carryforwards.

11.  Pension Plans:

Domestic:

      The Company maintains a qualified noncontributory, defined benefit pension plan covering the majority of its domestic employees. The benefits are based on years of service and the employee's compensation during the last five years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. The Plan assets are under a single custodian and a single investment manager. Plan assets are invested in equities, government securities and bonds.

      Net pension cost for 1997, 1996 and 1995 included the following components:

                                Years Ended December 31,
                                 1997     1996     1995

Service cost                   $1,179    $1,339   $1,049
Interest cost                   1,023      974      874
Actual return on plan assets   (2,392)   (1,499)  (1,434)
Net amortization and deferral   1,312       610      957
                               $1,122    $1,424   $1,446

      The following tables set forth the plan's funded status as of December 31, 1997 and 1996:

                                       1997          1996

Accumulated benefit obligation:
     Vested                          $ 7,441       $ 6,658
     Nonvested                         1,365         1,132
                                     $ 8,806       $ 7,790

Projected benefit obligation         $13,786       $11,457
Fair value of plan assets            (12,898)      (11,276)
Unrecognized net loss                 (1,803)       (1,344)
Unrecognized prior service cost          980         1,338
Unrecognized net transition
  obligation                            (184)         (214)

 Accrued (prepaid) pension costs     $  (119)      $   (39)

The assumptions used were as follows:

                                   1997      1996      1995

Weighted average discount rate     7.25%     7.75%     7.25%

Rate of increase in compensation
  rate                             4.0%       4.0%      4.0%

Expected long-term rate of return
  on plan assets                   9.0%       9.0%       8.0%


     In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to a few highly compensated employees. For 1997, 1996 and 1995 such pension expense was approximately $25, $61 and $65, respectively and the year end accrual at December 31, 1997 and 1996 was $197 and $208, respectively.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 15%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $1,200, $1,300 and $1,200 in 1997, 1996 and 1995, respectively.

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

Net pension cost for 1997, 1996 and 1995 included the following components:

                                   1997      1996      1995

Service cost                      $1,264    $1,302    $  954
Interest cost                      1,142     1,122       993
Actual return on plan assets       (953)   (1,032)     (456)
Net amortization and deferral        370       487      (66)
                                  $1,823    $1,879    $1,425

The following tables set forth the plans' funded status as of December 31, 1997 and 1996:

                           Assets Exceed        Accumulated
                            Accumulated           Benefits
                              Benefits         Exceed Assets
                          1997      1996       1997    1996
Accumulated benefit
  obligation:
    Vested              $10,582   $10,587    $1,530  $1,361
    Nonvested             2,404     1,530        -       -
                        $12,986  $ 12,117    $1,530   $1,361

Projected benefit
  obligation            $18,700   $16,871    $1,530   $1,361
Fair value of plan
  assets               (11,832)  (11,738)        -       -
Unrecognized net gain
  (loss)                (1,309)       970     (316)        8
Unrecognized prior
  service cost            (666)     (803)     (245)    (348)
Unrecognized net
  transition obligation (1,019)   (1,264)      (20)     (28)
Additional minimum
  liability                 -         -         582      368

Accrued pension costs   $ 3,874   $ 4,036    $1,531   $1,361

The assumptions used were as follows:

                                   1997      1996      1995

Weighted average discount rate     6.0%      7.0%      7.0%

Rate of increase in compensation
  rate                             3.5%      3.5%      3.5%

Expected long-term rate of return
  on plan assets                   6.0%      7.0%      7.0%

      The Company's Danish subsidiary, Dumex, has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,204, $2,250 and $2,400 in 1997, 1996 and 1995, respectively.

12.  Postretirement Benefits:

      The Company has an unfunded postretirement medical and nominal life insurance plan covering certain domestic employees who were eligible as of January 1, 1993. The plan will not be extended to any additional employees. Retired employees are required to contribute for coverage as if they were active employees.

     The transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 1997, 1996 and 1995 expense was 7.75%, 7.25%, and 8.5%, respectively. The discount rate used in determining the accumulated post retirement obligation as of December 31, 1997 and 1996 was 7.25% and 7.75%, respectively. The health care cost trend rate was 8.0% declining to 5.0% over a ten year period, remaining level thereafter.

      The  unfunded plan is recognized at December 31,  1997  and
1996 as follows:
                                                1997      1996
Accumulated postretirement benefit obligation

  Retirees                                    $1,767     $1,789
  Fully eligible active participants             -          -
  Other active participants                    1,244        958
                                               3,011      2,747
Unrecognized estimated net loss                (695)      (526)
Unrecognized transition obligation             (809)      (863)

  Accrued postretirement benefit cost         $1,507     $1,358

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
                                         1997    1996   1995

          Service cost                   $ 92    $120   $101
          Interest cost                   204     146    127
          Amortization of:
            Transition obligation          54      54     54
            Unrecognized loss              15      17     -
                                         $365    $337   $282

13.  Transactions With A. L. Industrier:

                                  Years Ended December 31,
                                   1997      1996     1995

Sales to and commissions received
  from A.L. Industrier           $3,107     $3,075   $3,353

Compensation received for
  management services rendered to
  A.L. Industrier                $  424     $  464   $  630

Inventory purchased from and
  commissions paid to A.L.
  Industrier                     $   34     $  200   $  214

      As of December 31, 1997 and 1996 there was a net current receivable of $742 and $764, respectively, from A.L. Industrier.

      The Company and A.L. Industrier have an administrative service agreement whereby the Company provides management services to A.L. Industrier. The agreement provides for payment equal to the direct and indirect cost of providing the services subject to a minimum amount. The agreement is automatically extended for one year each January 1, but may be terminated by either party upon six months notice.

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

      In 1997 A.L. Industrier purchased Class B common stock from the Company. (See Note 16.)

14.  Contingent Liabilities, Litigation and Commitments:

      The Company is one of multiple defendants in 33 lawsuits alleging personal injuries resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiff's has specified an amount of monetary damage. Because the Company has not manufacture, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. Based on an evaluation of the circumstances as now known, including but not solely limited to, 1) the fact that the Company did not manufacture phentermine,
2) it has a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

      The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

      In connection with a 1991 product line acquisition and the Decoquinate business purchased in 1997, the Company entered into manufacturing agreements which require the Company to purchase yearly minimum quantities of product on a cost-plus basis. If the minimum quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. In the case of the Decoquinate agreement there are contingent payments which may be required of either party upon early termination of the agreement depending on the circumstances of the termination.

15. Leases:

      Rental expense under operating leases for 1997, 1996 and 1995 was $5,825, $6,578 and $5,574, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

     Year Ending December 31,

                    1998          $ 5,044
                    1999            3,953
                    2000            3,508
                    2001            3,415
                    2002            3,165
                    Thereafter      7,221
                                  $26,306

16.  Stockholders' Equity:

      The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 1997) are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

      The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 40,000,000; and the number of authorized shares of Class B
Common Stock is 15,000,000.

      On February 10, 1997, the Company entered into a Stock Subscription and Purchase Agreement with A.L. Industrier. The agreement provided for the sale of 1,273,438 newly issued shares of Class B Common stock for $16.34 per share. The agreement also provided for the issuance of rights to the Class A shareholders to purchase one share of Class A Common stock for $16.34 per share for every six shares of Class A Common held. The agreement required that the Class B shares be purchased at the same time that the rights for the Class A Common stock would expire and total consideration for the Class B Common stock was agreed to be $20,808.

      On June 26, 1997, the Company and A.L. Industrier entered into Amendment No. 1 to the Subscription and Purchase Agreement whereby A.L. Industrier agreed to purchase the 1,273,438 Class B shares on June 27, 1997. The amendment provided that the price paid by A.L. Industrier would be adjusted to recognize the benefit to the Company of the A.L. Industrier purchase of the stock on June 27, 1997 instead of November 25, 1997 (the date the Class A rights expired). The sale of stock was completed for cash on June 27, 1997. Accordingly, stockholders' equity has increased by $20,379 to reflect the issuance of the Class B shares. A.L. Industrier is now the beneficial owner of 9,500,000 shares of Class B Common stock.

      On September 4, 1997, the Board of Directors distributed to the holders of its Class A Common Stock certain subscription rights. Each shareholder received one right for every six shares of Class A Stock held on the record date. Each right, entitled the holder to purchase one share of Class A Stock at a subscription price of $16.34 per share. The rights were listed and traded on the New York Stock Exchange. The rights were exercisable at the holder's option ending on November 25, 1997. As a result of the rights offering the Company issued 2,201,837 shares with net proceeds of $35,978. (Approximately 97% of the rights were exercised.)

      The Company has outstanding warrants to purchase 3,819,600 shares of Class A Common stock which expire on January 3, 1999. Pursuant to the warrant agreement, the issuance of the rights to the Class A shareholders of the Company changed both the exercise price and the number of shares of Class A common stock purchasable upon the exercise of each warrant. As a result of this Rights distribution, each warrant will now purchase 1.06 shares of Class A common stock of Alpharma Inc. (originally one share per warrant) at an exercise price of $20.69 per share (original exercise price of $21.945).

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

      At December 31, 1997 and 1996, the Company's had foreign currency contracts outstanding with a notional amount of approximately $4,700 and $8,100, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire by February 1998.

     In November 1995, the Company entered into two interest rate swap agreements with two members of the consortium of banks which were parties to the 1994 Credit Facility to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The swap agreements fix the interest rate at 5.655% plus 1.25% for a portion of the revolving credit facility ($54,600 at December 31, 1997) through October 1998. (See Note 8.)

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

18.  Stock Options and Employee Stock Purchase Plan:

       Under the Company's 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. The Plan was formerly named the 1983 Incentive Stock Option Plan, as amended. The restated plan, including an increase from 2,500,000 to 3,500,000 in the maximum number of Class A shares available for grant, was approved by the shareholders in May 1997. In addition, the Company has a Non-Employee Director Option Plan (the "Director Plan") which provides for the issue of up to 150,000 shares of Class A Common stock. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 1997 are options to purchase 5,775 shares with cash appreciation rights, 1,875 of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 1997 and 1996, options for 1,572,327 and 873,748 shares, respectively, were available for future grant.

The table below summarizes the activity of the Plan:

                                  Weighted               Weighted
                        Options    Average               Average
                          Out-    Exercise    Options    Exercise
                        standing    Price   Exercisabl    Price
                                                 e

Balance at
 December 31, 1994     671,575      $15.89   319,703
     Granted in 1995   308,500       18.67
     Canceled in 1995  (40,875)      18.41
     Exercised in 1995 (42,425)      13.11

Balance at
 December 31, 1995     896,775       16.85   383,278      15.49
     Granted in 1996    44,000       22.18
     Canceled in 1996  (36,000)      18.01
     Exercised in 1996 (66,437)      14.21

Balance at
 December 31, 1996     838,338       17.30   444,982      16.42
     Granted in
       1997 (1)        643,075       16.65

     Canceled in 1997  (107,347)     17.76
     Exercised in 1997 (63,100)      12.22

Balance at
 December 31, 1997     1,310,966     17.20   462,765      17.29

(1) Included in options outstanding at December 31, 1997 were 161,100 options granted in 1997 with exercise prices in excess of the fair market value of Class A stock on the date of grant. The weighted average exercise price of these options is $22.24. The weighted average exercise price of the remaining 481,975 options granted in 1997 is $14.76.

      The Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net income (loss) would have been reduced to the pro forma amounts for the years ended December 31, 1997, 1996 and 1995 as indicated below:

                                    1997       1996       1995
Net income (loss):
  As reported                     $17,408    $(11,461) $18,817
  Proforma                        $16,328    $(12,028) $18,496

Basic earnings (loss) per share:
  As reported                     $   .77    $ (.53)    $  .87
  Proforma                        $   .72    $ (.55)    $  .86

Diluted earnings (loss) per
share:
  As reported                     $   .76    $ (.53)    $  .87

  Proforma                        $   .72    $ (.55)    $  .85

      The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                        1997        1996

     Expected life (years)                4-5        4-5
     Expected future dividend
          yield (average)               1.25%        .85%
     Expected volatility                 0.40       0.40

      The risk-free interest rates for 1997, 1996 and 1995 were based upon U.S. Treasury instrument rates with maturity equal to expected term. The weighted average interest rate in 1997, 1996 and 1995 amounted to 6.39%, 6.00% and 5.96%, respectively. The weighted average fair value of options granted during the years ended December 31, 1997, 1996, and 1995 with exercise prices equal to fair market value on the date of grant were $5.53, $7.90 and $6.97, respectively. The weighted average fair value of options granted during the year ended December 31, 1997 with exercise prices in excess of fair market value at the date of grant was $3.27. No options with exercise prices in excess of fair market value at the date of grant were granted in 1996 or 1995.
      The following table summarizes information about stock options outstanding at December 31, 1997:

                    OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                   Weight-                Weight-
                                      ed                    ed
                 Number   Weighted Average                Average
                Outstand- Average   Exer-      Number      Exer-
   Range of      ing at   Remain-    cise   Exercisable    cise
   Exercise     12/31/97  ing Life  Price   at 12/31/97    Price
    Prices

$7.75-13.88      441,689    4.7    $13.39      84,739     $11.75

$14.50-18.75     520,177    4.8    $17.21     243,026     $16.97

$19.50-$27.13    349,100    4.6    $21.98     135,000     $21.32


$7.75-$27.13   1,310,966   4.7    $17.20     462,765     $17.29



      The Company has an Employee Stock Purchase Plan by which eligible employees of the Company and its domestic subsidiaries may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 25% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $137, $163 and $155 in 1997, 1996 and 1995, respectively.

19.  Supplemental Data:
                                       Years Ended December 31,
                                     1997      1996      1995
Research and development
 expense                          $32,068    $34,269   $32,815
Depreciation    expense            21,591     22,751    22,085
Amortization   expense              9,317      8,752     8,937
Interest cost incurred             18,988     20,549    22,311

Other income (expense), net:
       Interest   income              519        529       711
     Foreign exchange
       losses, net                   (726)      (195)     (854)
       Other,   net                  (360)      (504)     (117)
                                  $  (567)   $  (170)  $  (260)

   Supplemental cash flow information:

                                     1997      1996      1995
   Cash paid for interest
    (net of amount capitalized)    $19,193   $20,250   $19,812
   Cash paid for income taxes (net
     of refunds)                   $   221   $ 9,182   $ 8,223

   Supplemental schedule of
     noncash investing and
     financing activities:

   Fair value of assets acquired   $44,029             $ 3,500
   Cash paid                        44,029               3,500
   Liabilities assumed             $     0             $     0

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

                                                 Depre-
                                                 ciation
                                                  and
                                        Identi-  Amorti-   Capital
                    Total    Operating  fiable   zation    Expendi-
                   Revenue    Income(1) Assets   Expense    tures

1997
Business segments:
 Human
  Pharmaceuticals   $327,096  $23,330   $447,080  $21,462   $23,268
 Animal Health       173,687   31,782    167,532    8,643     3,398
 Unallocated             387   (8,397)    17,254      803     1,117
 Eliminations           (882)     183       -         -        -
                   $500,288  $46,898   $631,866  $30,908   $27,783

Geographic:

 United States      $312,309  $26,699   $365,651
 Europe and Other    224,791   21,696    266,215
 Eliminations        (36,812)  (1,497)      -
                   $500,288  $46,898   $631,866

1996
Business segments:
Human
 Pharmaceuticals   $328,724  $(8,216)   $446,528  $23,013  $15,747
Animal Health       158,254    17,924    137,867    7,771   12,783
Unallocated             698   (5,521)     29,012      719    2,344
Eliminations        (1,492)     (267)       -         -        -
                  $486,184    $3,920   $613,407  $31,503  $30,874

Geographic:
United States      $294,252  $(3,522)   $355,432
Europe and Other    221,872     8,133    257,975
Eliminations       (29,940)     (691)       -
                  $486,184    $3,920   $613,407

1995
Business segments:
 Human
  Pharmaceuticals   $358,392  $26,115   $476,738  $23,375   $15,708
 Animal Health       163,322   30,839    140,860    7,406     8,720
 Unallocated             407   (4,445)    17,255      241       408
 Eliminations         (1,239)     (28)      -        -         -
                   $520,882  $52,481   $634,853  $31,022   $24,836
Geographic:

 United States      $328,491  $32,799   $376,134
 Europe and Other    219,970   20,327    260,510
 Eliminations        (27,579)    (645)    (1,791)
                    $520,882  $52,481   $634,853


1. 1996 and 1995 operating income includes (income) and charges for management actions. The segments are impacted as follows:

                              1996         1995

Human Pharmaceuticals      $13,789       $(639)
Animal Health                4,542          480
Unallocated                    469            -
                           $18,800       $(159)


21.  Selected Quarterly Financial Data (unaudited):

                                    Quarter
                                                              Total
1997                 First     Second    Third     Fourth     Year

Total revenue       $121,424  $118,986  $125,240   $134,638  $500,288


Gross profit          48,122    51,440    51,559     59,932   211,053


Net income             2,260     3,470     5,257      6,421    17,408


Earnings per
    common  share:
(a)
 Basic
  Net income             .10       .16      .23         .27       .77

 Diluted
  Net income             .10       .16      .22         .26       .76


1996
Total revenue       $127,810  $121,219  $122,438   $114,717  $486,184


Gross profit          54,519    49,757    48,388     36,392   189,056


Net                    4,777    (4,502)       29    (11,765)  (11,461)
income(loss)(b)

Earnings per
common share:
 Basic
 Net income (loss)       .22      (.21)      .00      (.54)     (.53)

 Diluted
 Net income (loss)       .21      (.21)      .00       (.54)     (.53)




 (a) The sum of the earnings per share for the four quarters in 1997 does not equal the total for the year due to higher net income recognized in the third and fourth quarters combined with a higher number of shares outstanding during the second half of the year which does not have the same proportional effect on the total year calculation.

(b) The quarters of 1996 include management actions which reduced income as follows:

                                                     Loss per
                            Pre-tax     After-tax     share

    First quarter         $1,900         $1,200     $ (.05)
    Second quarter        12,100          7,500       (.34)
    Fourth quarter         4,800          3,900       (.18)
    Full year            $18,800        $12,600     $ (.58)