Form 10-Q
period 1998-03-31
ALPHARMA INC
filed 1998-05-13
CIK 730469

Page 1 of 17


                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
March 31, 1998

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 1, 1998:

     Class A Common Stock, $.20 par value -  15,880,038 shares;
     Class B Common Stock, $.20 par value --  9,500,000 shares.


                               ALPHARMA INC.

                                   INDEX



                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     March 31, 1998 and December 31, 1997                   3

     Consolidated Statement of Income for the
     Three Months Ended March 31, 1998 and 1997             4

     Consolidated Condensed Statement of Cash
     Flows for the Three Months Ended March 31,
     1998 and 1997                                          5

     Notes to Consolidated Condensed Financial
     Statements                                                 6-11


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     12-15



PART II.  OTHER INFORMATION

   Item 2.  Changes in the Rights of the Company's
            Securities Holders                                    16

   Item 6.  Reports on Form 8-K                              16

   Signatures                                                17


                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)
                                (Unaudited)


                                              March 31,     December 31,
                                                1998            1997
ASSETS
Current assets:
  Cash and cash equivalents                 $  10,499        $ 10,997
  Accounts receivable, net                    113,429         127,637
  Inventories                                 124,606         121,451
  Other                                        12,942          13,592
     Total current assets                     261,476         273,677

Property, plant and equipment, net            195,943         199,560
Intangible assets                             146,255         149,816
Other assets and deferred charges              12,776           8,813
          Total assets                       $616,450        $631,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt            $6,616        $ 10,872
  Short-term debt                               8,600          39,066
  Accounts payable and accrued liabilities     71,355          78,798
  Accrued and deferred income taxes             5,529           5,190
     Total current liabilities                 92,100         133,926

Long-term debt:
  Senior                                       59,499         223,975
  Convertible Subordinated Notes              192,850             -
Deferred income taxes                          25,926          26,360
Other non-current liabilities                   8,227           9,132

Stockholders' equity:
  Class A Common Stock                          3,231           3,224
  Class B Common Stock                          1,900           1,900
  Additional paid-in-capital                  180,328         179,636
  Accumulated other comprehensive
    loss                                     (13,959)         (8,375)
  Retained earnings                            72,466          68,206
  Treasury stock, at cost                     (6,118)         (6,118)
     Total stockholders' equity               237,848         238,473
          Total liabilities and
           stockholders' equity              $616,450        $631,866

               The accompanying notes are an integral part of the consolidated condensed financial statements.

                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                                (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                   1998       1997

     Total revenue                              $126,562    $121,424
        Cost of sales                             73,145      73,302
     Gross profit                                 53,417      48,122

        Selling, general and
          administrative expenses                 40,007      39,248

     Operating income                             13,410       8,874

        Interest expense                         (4,490)     (4,842)
        Other, net                                 (201)       (297)

     Income before provision for income taxes      8,719       3,735

        Provision for income taxes                 3,317       1,475

     Net income                                  $ 5,402    $  2,260

     Average common shares outstanding:
       Basic                                      25,350      21,766
       Diluted                                    25,713      21,781

     Earnings per common share:
       Basic                                     $   .21     $   .10
       Diluted                                   $   .21     $   .10

     Dividend per common share                   $  .045     $  .045



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)
                                                     Three Months Ended
                                                          March 31,
                                                        1998      1997
Operating Activities:
  Net income                                          $ 5,402    $ 2,260
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                        7,969    7,744
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
       Decrease in accounts receivable                  12,619    6,795
       (Increase) in inventory                          (4,751)    (131)
       (Decrease) in accounts payable
         and accrued expenses                           (6,260)  (9,945)
       Other , net                                        (879)   1,345
         Net cash provided by
         operating activities                          14,100     8,068

Investing Activities:
  Capital expenditures                                (6,364)    (4,606)
    Net cash used in investing
    activities                                        (6,364)    (4,606)

Financing Activities:
  Dividends paid                                      (1,142)    (980)
     Proceeds from sale of convertible
       subordinated debentures                       192,850        -
  Proceeds from other long-term debt                    -        1,506
  Reduction of senior long-term debt                (166,829)     (396)
   Net repayments under lines of credit              (30,028)    (8,663)
  Payments for debt issuance costs                    (3,750)       -
       Proceeds from issuance of common stock             699       201
     Net cash used in financing activities            (8,200)    (8,332)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                             (373)    (734)
  Income tax effect of exchange rate
    changes on intercompany advances                     339      537
     Net cash flows from exchange
            rate changes                                 (34)      (197)

Decrease in cash                                        (498)    (5,067)

Cash and cash equivalents at
  beginning of year                                   10,997     15,944
Cash and cash equivalents at
  end of period                                      $ 10,499    $10,877

           The accompanying notes are an integral part
       of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (In thousands of dollars)
                           (Unaudited)

1.   General

     The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1997 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   March 31,    December 31,
                                     1998          1997

     Finished product             $72,727       $ 68,525
     Work-in-process               19,006         20,009
     Raw materials                 32,873         32,917
                                 $124,606       $121,451
3.   Long-Term Debt

      In March 1998, the Company issued $125,000 of 5.75% Convertible Subordinated Notes (the "Notes") due 2005. The Notes may be converted into common stock at $28.594 at any time prior to maturity, subject to adjustment under certain conditions. The Company may redeem the Notes, in whole or in part, on or after April 6, 2001, at a premium plus accrued interest.

       Concurrently, A.L. Industrier A.S., the controlling stockholder of the company, purchased at par for cash $67,850 principal amount of a Convertible Subordinated Note (the
"Industrier Note"). The Note has substantially identical adjustment terms and interest rate.

      The Notes are convertible into Class A common stock and the Industrier Note is convertible into Class B common stock. If at least 75% of the Class A notes are converted into common stock

                 ALPHARMA INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (In thousands of dollars)
                           (Unaudited)

then the Industrier Note will be automatically converted into Class B common stock. Following registration under the Securities
Act of 1933, the Notes are expected to be listed on the NYSE.

      The net proceeds from the combined offering ($189,100 at March 31, 1998) were used to retire outstanding senior long-term debt.

Long-term debt consists of the following:

                                         March 31,  December 31,
                                            1998        1997
Senior debt:
 U.S. Dollar Denominated:
   Revolving  Credit  Facility  6.8%  -
7.2%:
       Revolving credit                  $   -      $161,575
  A/S Eksportfinans                         8,100      9,000
  Industrial Development Revenue Bonds:
       Baltimore County, Maryland
          (7.25%)                           5,155      5,155
          (6.875%)                          1,200      1,200
       Lincoln County, NC                   5,000      5,000
  Other, U.S.                                 688        758

 Denominated in Other Currencies:
  Mortgage notes payable (NOK)             36,529     38,099
     Bank    and   agency   development     9,225     13,803
loans(NOK)
  Other, foreign                              218        257

 Total senior debt                         66,115    234,847

Subordinated:
 5.75% Convertible Subordinated Notes
due 2005                                  125,000
 5.75% Convertible Subordinated
     Note due 2005 - Industrier Note       67,850         -

  Total subordinated debt                 192,850         -

  Total long-term debt                    258,965    234,847
  Less, current maturities                  6,616     10,872
                                         $252,349   $223,975


                 ALPHARMA INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (In thousands of dollars)
                           (Unaudited)

4.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)                      Three Months Ended
                                        March 31,     March 31,
                                           1998          1997

Average shares outstanding - basic       25,350         21,766
Stock options                               172             15
Warrants                                    191           -
Convertible debt                           -              -
Average shares outstanding - diluted     25,713         21,781

      The amount of dilution attributable to the options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period. Subordinated debt, convertible into 6,744,481 shares of common stock at $28.59 per share, was outstanding at March 31, 1998 but was not included in the computation of diluted EPS because the calculation of the assumed conversion was antidilutive for the three months ended March 31, 1998. The numerator for the calculation of both basic and diluted is net income for the period.

5.   Supplemental Cash Flow Information:

                                    Three Months Ended
                                   March 31,     March 31,
                                     1998         1997

     Cash paid for interest        $6,747         $5,095
     Cash paid for taxes           $1,948           $214

                 ALPHARMA INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    (In thousands of dollars)
                           (Unaudited)


6.        Reporting Comprehensive Income

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

      SFAS 130 requires foreign currency translation adjustments and certain other items, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $ 182 and $ 3,659 for the three months ended March 31, 1998 and 1997, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency transactions.

7.        Contingent Liabilities and Litigation

      The Company is one of multiple defendants in 50 lawsuits alleging personal injuries resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs has specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. Based on an evaluation of the circumstances as now known, including but not solely limited to, 1) the fact that the Company did not manufacture phentermine,
2) it has a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

      The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidation financial position or results of operations of the Company.


8.   Subsequent Event - Business Acquisition

      In May 1998, the Company acquired Arthur H. Cox and Co., Ltd. and certain Cox marketing subsidiaries ("Cox") from Hoechst AG for approximately $192 million in cash and the assumption of bank debt which will be repaid subsequent to the closing. Cox's main operations are located in the United Kingdom with distribution operations located in Scandinavia, the Netherlands and Belgium. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom.

      The Company financed the $192 million cash payment and related debt repayments from borrowings under its existing long-term revolving credit facility and short-term lines of credit which had been repaid in March with the proceeds of the convertible subordinated notes offering(see Note 3). To accomplish the acquisition the principal members of the bank syndicate, which are parties to the Company's Revolving Credit Facility, consented to a change until December 31, 1998 in the method of calculation of the financial convenant which specifies an equity to asset ratio of 30%. The change in calculation method allows the adding back of equity reductions due to foreign currency translation to equity.

      This acquisition will be accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed and the results of Cox's operations will be included in the Company's consolidated financial statements beginning on the acquisition date, May 8, 1998.

      Cox's  sales in its calendar years ended December 31,  1997 and  1996  converted into U.S. dollars at average exchange  rates for  the respective years were approximately $88 million and  $69 million, respectively.

      Due to the timing of the closing, balance sheet and income statement information for Cox as of March 31, 1998 is not presently available. The Company estimates the purchase of Cox will result in the following consolidated elements of financial position compared to March 31, 1998.


                                       Alpharma Inc.

(Dollar in millions)                Pre-          Post
                                 Acquisition   Acquisition

     Total assets                 $ 616.5        $ 840.0

     Long-term debt               $ 252.3        $ 432.0


     Stockholders' equity         $ 237.8        $ 237.8

      Audited financial statements for Cox and formal pro-forma statements will be presented as required in a Form 8-K filing to be completed in the second quarter.
Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Results of Operations - Three Months Ended March 31, 1998

      Total revenue increased $5.1 million (4.2%) in the three months ended March 31, 1998 compared to 1997. Operating income in 1998 was $13.4 million, an increase of $4.5 million, compared to 1997. Net income was $5.4 million ($.21 per share diluted) compared to $2.3 million ($.10 per share diluted) in 1997.

      Revenues increased in both the business segments in which the company operates, Human Pharmaceuticals and Animal Health. The increase in revenues was reduced by over $8.0 million due to translation of sales in foreign currency into the U.S. dollar.

     Within the Human Pharmaceutical Segment ("HPS"), Fine Chemicals Division ("FCD") revenues increased primarily due to increased volume including volume related to the polymyxin business purchased in the fourth quarter of 1997. Revenues increased in the U.S. Pharmaceutical Division ("USPD") as a result of increased net prices, due to lower sales deductions, relative to 1997. Volume of products introduced since 1996 increased and was offset by volume declines of certain other products. In the International Pharmaceutical Division ("IPD"), revenues decreased as a result of the effect of translation of sales in Scandinavian currencies into the U.S. dollar being partially offset by increased volume.

     Within the Animal Health Segment ("AHS"), Animal Health division ("AHD") revenues were higher due to sales of Deccox products (acquired in September of 1997) and generally higher prices in base products partially offset by lower volume in certain products and the effect of translation of sales in foreign currencies into the U.S. dollar. Revenues in the Aquatic Animal Health division increased mainly due to the introduction of a new product.

     On a consolidated basis, gross profit increased $5.3 million and the gross margin percent increased to 42.2 % in 1998 compared to 39.6% in 1997.

       The increase resulted from higher net sales prices particularly in the USPD and AHD which directly increased margins as well as increased volume in all divisions only partially offset by decreases due mainly to translation effects primarily in the IPD.

      Operating expenses on a consolidated basis increased $.8 million. Operating expenses increased mainly due to higher selling and marketing expenses for new and existing products with such increase being partially offset by the effects of currency translation.

      Operating income increased $4.5 million as a result of increased volume including products acquired in 1997 and to a lesser extent higher net prices partially offset by an increase in operating expenses.

      Interest expense decreased $.4 million due to generally lower debt balances in 1998 compared to 1997.

      Other, net in 1998 was a $.2 million loss compared to $.3 million loss in 1997. Foreign exchange transaction losses in 1998 and 1997 were approximately $.2 million and $.4 million, respectively. The losses in both periods were primarily the result of the continued strengthening of the U.S. dollar.

Financial Condition

           Working capital at March 31, 1998 was $169.4 million compared to $139.8 million at December 31, 1997. The current ratio was 2.84 to 1 at March 31, 1998 compared to 2.04 to 1 at year end. Long-term debt to stockholders' equity was 1.06:1 at March 31, 1998 compared to .94:1 at December 31, 1997.

      All balance sheet captions decreased as of March 31, 1998 compared to December 1997 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone and Danish Krone, depreciated versus the U.S. Dollar in the three months of 1998 by approximately 4% and 3%, respectively. In addition, the Company's operations in Indonesia were negatively affected due to the continued decline of the Rupiah versus the U.S. Dollar. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $1.6 million, inventories $1.6 million, accounts payable and accrued expenses $1.2 million, and total stockholders' equity $5.6 million. The $5.6 million decrease in stockholder's equity represents accumulated other comprehensive loss for the three months ended March 31, 1998 resulting from the continued strengthening of the U.S. dollar.

      In order to provide flexibility to make acquisitions, in March 1998, the Company completed an offering of Convertible Subordinated Notes with net proceeds of approximately $189.1 million. The proceeds were initially used to pay down long term debt under the Revolving Credit Facility and existing lines of credit. In early May, the Company completed the acquisition of Arthur H. Cox and Co., Ltd. and certain Cox European marketing subsidiaries ("Cox"). Cox is a major generic pharmaceutical company located in and with principal operations in the United Kingdom. The purchase price which was paid in cash and repayment of existing debt of Cox total approximately $200.0 million. The purchase and repayment were financed with the existing Revolving Credit Facility ($180.0 million) and existing short-term lines of credit.

     As a result of the acquisition, the Company's pro-forma post-acquisition long-term debt to equity ratio at March 31, 1998 is approximately 1.82:1 vs the actual ratio at March 31, 1998 of 1.06:1. To accomplish the acquisition the principal members of the bank syndicate, which are parties to the Company's Revolving Credit Facility, consented to a change until December 31, 1998 in the method of calculation of the convenant which requires the equity to asset ratio to be 30%. The change permitted the Company to meet the required ratio.

       The Company is considering additional complementary acquisitions that can provide new products and market opportunities as well as leverage existing assets. In order to complete such acquisitions the Company will require additional financing of a long-term nature which will require the consent of its existing lenders or additional equity financing. There is no assurance that any acquisition or the required acquisition financing will be available on terms suitable to the Company. Regarding potential equity financing, the Company's outstanding warrants for the issuance of common stock expire on January 3, 1999, and the Company cannot predict whether such warrants will be exercised. If all such warrants were exercised the Company would issue 3,819,600 shares of Common Stock at an exercise price of $20.69 and receive approximately $79.0 million.

___________

Statements made in this Form 10Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 1997.


                  PART II.  OTHER INFORMATION


Item  2.    CHANGES  IN  THE RIGHTS OF THE  COMPANY'S  SECURITIES
HOLDERS

The Company in order to complete the acquisition of Arthur H. Cox and Co., Ltd. in May 1998 requested and received consents from the banks which are parties to the $180,000,000 Revolving Credit Facility to change the method of calculation of the equity to assets ratio until December 31, 1998. The change in calculation method allowed the adding back of equity reductions due to foreign currency translation to equity.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      (10a) Employment Agreement dated March 13, 1998 between the
Company and Gert Munthe.


(b) Reports on Form 8-K

      On April 10, 1998, the Company filed a report on Form 8-K dated March 30, 1998 reporting Items 5. and 9. "Other Events and
Sales of Equity Securities Pursuant to Regulation S."

      The  events  reported  were  the  issuance  of  Convertible
Subordinated   Notes  concurrently  with  the   issuance   of   a
convertible subordinated note to its principal stockholder,  A.L.
Industrier.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)



Date: May 13, 1998            /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer