Form 10-Q
period 1998-06-30
ALPHARMA INC
filed 1998-08-11
CIK 730469

Page 3 of 22




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
June 30, 1998

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 1998:

    Class A Common Stock, $.20 par value -- 15,912,251 shares.
    Class B Common Stock, $.20 par value --  9,500,000 shares.



                          ALPHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     June 30, 1998 and December 31, 1997                        3

     Consolidated Statement of Operations for the
     Three and Six Months Ended June 30, 1998
     and 1997                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Six Months Ended June 30,
     1998 and 1997                                         5

     Notes to Consolidated Condensed Financial
      Statements                                          6-12


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   13-19

PART II.  OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote
            of Security Holders                            20

   Item   6.   Exhibits and reports on Form 8-K            20

Signatures                                                 22

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)

                                         June 30,     December 31,
                                          1998           1997
 ASSETS
Current assets:
  Cash and cash equivalents              $ 18,221      $10,997
  Accounts receivable, net                 130,255     127,637
  Inventories                              143,222     121,451
  Other                                     13,465      13,592
     Total current assets                  305,163     273,677

Property, plant and equipment, net         232,280     199,560
Intangible assets                          304,414       149,816
Other assets and deferred charges           12,836       8,813
          Total assets                    $854,693     $631,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $  6,470     $ 10,872
  Short-term debt                           26,523       39,066
  Accounts payable and accrued liabilities  92,633      78,798
  Accrued and deferred income taxes         14,442       5,190
     Total current liabilities             140,068     133,926

Long-term debt:
     Senior                                244,531      223,975
     Convertible Subordinated Notes        192,850          --
Deferred income taxes                       29,290       26,360
Other non-current liabilities                8,610       9,132

Stockholders' equity:
   Class A Common Stock                      3,238       3,224
   Class B Common Stock                      1,900       1,900
   Additional paid-in-capital              180,987     179,636
   Accumulated other comprehensive
     loss                                 (14,290)     (8,375)
   Retained earnings                        73,627      68,206
   Treasury stock, at cost                 (6,118)      (6,118)
     Total stockholders' equity            239,344     238,473

          Total liabilities and
           stockholders' equity           $854,693    $631,866

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   (In thousands, except per share data)
                                (Unaudited)

                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                                1998       1997        1998        1997

Total revenue               $139,513    $118,986     $266,075   $240,410
Cost of sales                 80,351      67,546      153,496    140,848
Gross profit                  59,162      51,440      112,579     99,562
   Selling, general and
     administrative expenses  47,826      41,500       87,833     80,748

Operating income              11,336       9,940       24,746     18,814

   Interest expense          (6,489)     (4,490)     (10,979)    (9,332)
   Other income (expense),
      net                        383         130        182        (167)
Income before provision
 for income taxes              5,230       5,580       13,949      9,315
   Provision for income
      taxes                    2,925       2,110        6,242      3,585
Net  income                 $  2,305      $ 3,470    $   7,707   $ 5,730

Average common shares
 outstanding:
   Basic                        25,384      21,826       25,367      21,796
Diluted                       25,793      21,868       25,757     21,824
Earnings per common share:

  Basic                     $  0.09     $   .16      $   0.30   $   0.26

  Diluted                   $  0.09     $   .16     $   0.30   $   0.26
Dividends per common share  $  0.045    $  0.045     $   0.09  $   0.09

                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)
                                                 Six Months Ended
                                                   June 30,
                                               1998             1997
Operating Activities:
  Net income                                $ 7,707         $  5,730
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization             17,327            15,123
   Purchased in-process research &
    development                               2,081                -
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
     Decrease in accounts receivable         14,216            17,117
     (Increase) in inventory                 (3,788)           (9,771)
     (Decrease) in accounts
       payable and accrued expenses          (3,198)          (11,810)
     Other, net                                 893               545
       Net cash provided by
         operating activities                35,238            16,934

Investing Activities:
  Capital expenditures                      (13,652)           (11,697)
  Purchase of Cox, net of cash acquired    (197,044)              -
    Net cash used in investing activities  (210,696)           (11,697)

Financing Activities:
  Dividends paid                             (2,286)            (2,018)
  Proceeds from sale of convertible
   subordinated debentures                  192,850                -
  Proceeds from senior long-term debt       187,522               1,506
  Reduction of senior long-term debt       (180,494)             (2,031)
  Net repayment under lines of credit       (12,074)            (28,469)
  Payments for debt issuance costs           (4,105)               -
  Proceeds from issuance of common stock      1,365              20,872
          Net cash provided by (used in)
            financing activities            182,778             (10,140)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                    (189)             (1,270)
  Income tax effect of exchange rate
    changes on intercompany advances             93                 734
     Net cash flows from exchange
               rate changes                     (96)               (536)

Increase (decrease) in cash                   7,224              (5,439)
Cash and cash equivalents at
  beginning of year                          10,997              15,944
Cash and cash equivalents at
  end of period                             $18,221             $10,505

             The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

       The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1997 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   June 30,    December 31,
                                     1998          1997

     Finished product              $78,452      $ 68,525
     Work-in-process                22,898        20,009
     Raw materials                  41,872        32,917
                                  $143,222      $121,451

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

       The Notes are convertible into Class A common stock. The Industrier Note is automatically convertible into Class B common stock if at least 75% of the Class A notes are converted into common stock.

      The net proceeds from the combined offering of $189,100 were used to retire outstanding senior long-term debt. The Revolving Credit Facility was used in the second quarter, along with an amount of short term debt, to finance the acquisition of Cox Pharmaceuticals. (See note 4.)

Long-term debt consists of the following:

                                          June 30,  December 31,
                                            1998        1997
Senior debt:
 U.S. Dollar Denominated:
   Revolving  Credit  Facility  6.8%  -
7.2%:
       Revolving credit                  $180,000   $161,575
  A/S Eksportfinans                         9,000      9,000
  Industrial Development Revenue Bonds     10,765     11,355
  Other, U.S.                                 624        758

 Denominated in Other Currencies           50,612     52,159

 Total senior debt                        251,001    234,847

Subordinated:
 5.75% Convertible Subordinated Notes
due 2005                                  125,000
 5.75% Convertible Subordinated
     Note due 2005 - Industrier Note      67,850          -

  Total subordinated debt                 192,850         -

  Total long-term debt                    443,851    234,847
  Less, current maturities                 6,470      10,872
                                         $437,381   $223,975


4.   Business Acquisition

      On May 7, 1998, the Company acquired all of the capital stock of Cox Investments Ltd. and its wholly owned subsidiary, Arthur H. Cox and Co., Ltd. and all of the capital stock of certain related marketing subsidiaries ("Cox") from Hoechst AG for approximately $192 million in cash, the assumption of bank debt which was repaid subsequent to the closing, and a further purchase price adjustment equal to an increase in net assets of Cox from January 1, 1998 to the date of acquisition. The total purchase price including the purchase price adjustment and direct costs of acquisition was approximately $198 million. Cox's main operations are located in the United Kingdom with distribution operations located in Scandinavia, the Netherlands and Belgium. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom.

      The Company financed the $198 million purchase price and related debt repayments from borrowings under its existing long-term Revolving Credit Facility and short-term lines of credit which had been repaid in March with the proceeds of the convertible subordinated notes offering(see Note 3). To accomplish the acquisition the principal members of the bank syndicate, which are parties to the Company's Revolving Credit Facility, consented to a change until December 31, 1998 in the method of calculation of the financial convenant which specifies an equity to asset ratio of 30%. The change in calculation method allows the adding back of equity reductions due to foreign currency translation to equity.

      The acquisition was accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed and the results of Cox's operations is included in the Company's consolidated financial statements beginning on the acquisition date, May 7, 1998. The Company is amortizing the acquired goodwill over 35 years using the straight line method.

      The non-recurring charges related to the acquisition of Cox included in the second quarter of 1998 are summarized below. The charge for in process R & D is not tax benefited; therefore the computed tax benefit is below the expected rate.

     Inventory write-up  $1,300 (Included in cost of sales)
     In process R&D       2,100 (Included in selling, general
     Severance              200   and administrative expenses)
                          3,600
        Tax benefit        (470)
                         $3,130 ($.12 per share)

     The following pro forma information on results of operations for the periods presented assumes the purchase of Cox as if the companies had combined at the beginning of each of the respective periods:

                            Pro Forma             Pro Forma
                       Three Months Ended     Six Months Ended
                            June 30,              June 30,
                        1998*       1997      1998*       1997

Revenues              $149,400   $140,394   $299,202   $282,245
Net income              $5,264    $1,987      $9,476    $2,498
Basic EPS                $0.21     $0.09      $0.37      $0.11
Diluted EPS              $0.20     $0.09      $0.37      $0.11

* 1998 excludes actual non-recurring charges related to the acquisition of $ 3,130 after tax or $ .12 per share.

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)   Three Months Ended     Six Months Ended
                        June 30,  June 30,   June 30,   June 30,
                          1998      1997       1998       1997

Average shares
 outstanding - basic    25,384    21,826     25,367     21,796
Stock options              174        42        171         28
Warrants                   235      -           219       -
Convertible debt           -         -          -         -
Average shares
 outstanding - diluted  25,793    21,868     25,757     21,824



      The amount of dilution attributable to the options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period. Subordinated debt, convertible into 6,744,481 shares of common stock at $28.59 per share, was outstanding at June 30, 1998 but was not included in the computation of diluted EPS because the calculation by the if-converted method was antidilutive for the three and six months ended June 30, 1998. The numerator for the calculation of both basic and diluted is net income for all periods.


6.   Supplemental Cash Flow Information:

                                       Six Months Ended
                                    June 30,       June 30,
                                      1998           1997

Cash paid for interest               $9,710         $9,537
Cash paid for income taxes
  (net of refunds)                   $3,043       $(3,157)



Detail of Cox Acquisition:
Fair value of assets               $230,740            -
Liabilities                          33,229            -
Cash paid                           197,511            -
Less cash acquired                      467            -
Net cash paid for Cox acquisition  $197,044            -


7.   Reporting Comprehensive Income

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

      SFAS 130 requires foreign currency translation adjustments and certain other items, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $1,792 and ($6,514) for the six months ended June 30, 1998 and 1997, respectively. Total comprehensive income (loss) amounted to approximately $1,974 and ($2,855) for the three months ended June 30, 1998 and 1997, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency transactions.

8.   Contingent Liabilities and Litigation

      The Company is one of multiple defendants in approximately 50 lawsuits alleging personal injuries resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs has specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. Based on an evaluation of the circumstances as now known, including but not solely limited to, 1) the fact that the Company did not manufacture phentermine, 2) it has a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

      The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidation financial position or results of operations of the Company.


9.        Recent Accounting Pronouncements

      In  June  1998,  the Financial Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      The Company has not yet determined the impact that the adoption of FAS 133 will have on its earnings or statement of financial position.




Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Acquisition of Cox

      In May of 1998, the Company acquired all the capital stock of Cox Investments Ltd. and its wholly owned subsidiary, Arthur
H. Cox and Co. Ltd., and all of the capital stock of certain related marketing subsidiaries ("Cox") for a total purchase price including direct costs of acquisition of approximately $198 million. Cox's main operations (which primarily consists of a manufacturing plant, warehousing facilities and a sales organization) are located in the United Kingdom with distribution and sales operations located in Scandinavia, the Netherlands and Belgium. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom.

      The Company financed the $198 million purchase price and related debt repayments from borrowings under its existing long-term Revolving Credit Facility and short-term lines of credit. The $180 million Revolving Credit Facility ("RCF") was used to fund the principal portion of the purchase price. At the end of March 1998, the Company repaid approximately $162 million borrowings under the RCF with the proceeds from the issuance of convertible subordinated notes. Such repayment created the capacity under the RCF to incur the borrowings used to finance the acquisition of Cox.

      The acquisition was accounted in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed and the results of operations are included from the date of acquisition.

      The purchase of Cox had a significant effect on the results of operations of the Company for the three and six month periods ended June 30, 1998. Cox is included in the Human Pharmaceutical Segment as part of the International Pharmaceutical Division ("IPD").

      For the approximate two month period, Cox contributed sales of $14.8 million and operating income, exclusive of one-time acquisition charges, of $1.2 million. Interest expense increased by approximately $2.0 million reflecting the financing of the acquisition primarily with long-term debt. The Company estimates the net after tax dilution of Cox on operations was approximately $ .03 per share.

      One time acquisition charges required by generally accepted accounted principles and recorded in the second quarter included the write-up of inventory and write-off on the sale of the inventory of $1.3 million, a write-off of in process research and development ("R&D") of $2.1 million and severance of certain employees of the IPD of $0.2 million. Because in process R&D is not tax benefited the one time charges were $3.1 million after tax or $.12 per share.

     The balance sheet of the Company as of June 30, 1998 is also significantly affected by the acquisition.

     Increases in major categories resulting from the acquisition were:
                                                  ($ in millions)

          Current assets                              $40
          Property, plant and equipment                 36
          Intangible assets                            159
                                                      $235

          Short term debt                              $28
          Other current liabilities                     27
          Long term debt                               180
                                                      $235

Results of Operations - Six Months Ended June 30, 1998

      Total revenue increased $25.7 million (10.7%) in the six months ended June 30, 1998 compared to 1997. Operating income in 1998 was $24.7 million, an increase of $5.9 million, compared to 1997. Net income was $7.7 million ($.30 per share diluted) compared to $5.7 million ($.26 per share diluted) in 1997. Net income in 1998 included charges relating to the acquisition of Cox which reduced net income by $3.1 million ($.12 per share).

      Revenues increased in both the business segments in which the company operates, Human Pharmaceuticals and Animal Health. The increase in revenues was reduced by over $14.0 million due to translation of sales in foreign currency into the U.S. dollar.

     Within the Human Pharmaceutical Segment ("HPS"), Fine Chemicals Division ("FCD") revenues increased primarily due to increased volume of vancomycin and polymyxin, including volume related to the polymyxin business purchased in the fourth quarter of 1997. Revenues increased in the U.S. Pharmaceutical Division ("USPD") as a result of increased net prices, due to lower sales deductions relative to 1997. Volume of products introduced since 1996 increased and was partially offset by volume declines of certain other products. In the IPD, revenues increased as a result of increased volume and sales of Cox, offset partially by the effect of translation of sales in Scandinavian currencies into the U.S. dollar.

     Within the Animal Health Segment ("AHS"), Animal Health division ("AHD") revenues were higher due to sales of Deccox products (acquired in September of 1997) and generally higher prices in base products partially offset by lower volume in certain products and the effect of translation of sales in foreign currencies into the U.S. dollar. Revenues in the Aquatic Animal Health division increased mainly due to the introduction of two new products.

      On a consolidated basis, gross profit increased $13.0 million and the gross margin percent increased to 42.3% in 1998 compared to 41.4% in 1997. The increase resulted from higher net sales prices particularly in the USPD and AHD which directly increased margins as well as increased volume in all divisions only partially offset by decreases due mainly to currency translation effects primarily in the IPD. Gross profit in 1998 was reduced by the one time charge for inventory of $1.3 million associated with the Cox acquisition.

      Operating expenses on a consolidated basis increased $7.1 million. Operating expenses increased mainly due to higher selling and marketing expenses for new and existing products, normal operating expenses related to Cox, and acquisition charges of $2.3 million related to Cox with such increase being partially offset by the effects of currency translation.

      Operating income increased $5.9 million as a result of increased volume including products acquired in 1997, normal operating income earned by Cox and to a lesser extent higher net prices partially offset by an increase in operating expenses which include one-time Cox acquisition expenses of $3.6 million.

      Interest  expense increased $1.6 million due  to  increased debt  balances  in  the second quarter of 1998 compared  to  1997 primarily related to Cox acquisition.

      Other, net in 1998 was a $.2 million income compared to $.2 million loss in 1997. Foreign exchange transaction losses in 1998 and 1997 were approximately $.5 million and $.4 million, respectively. The losses in both periods were primarily the result of the continued strengthening of the U.S. dollar. Other, net in 1998 also included income from property sales of approximately $.7 million.

      On a year to date basis the effective tax rate is 44.8% in 1998 compared to 38.5% in 1997. The primary reason for the rate increase is the recording of a charge for in process R&D in the second quarter of 1998 which is not tax benefited.

Results of Operations - Three Months Ended June 30, 1998

      Total revenue increased $20.5 million (17.3%) in the three months ended June 30, 1998 compared to 1997. Operating income in 1998 was $11.3 million, an increase of $1.4 million, compared to 1997. Net income was $2.3 million ($.09 per share diluted) compared to $3.5 million ($.16 per share diluted) in 1997. The second quarter of 1998 includes Cox acquisition related charges which lowered operating income by $3.6 million, and net income by $3.1 million ($.12 per share diluted).

      Revenues increased in both the business segments in which the company operates, Human Pharmaceuticals and Animal Health. The increase in revenues was reduced by over $5.0 million due to translation of sales in foreign currency into the U.S. dollar.

     Within the HPS, IPD revenues increased due to the Cox acquisition offset partially by the effect of translation of sales in Scandinavian currencies into the U.S. dollar. FCD revenues increased primarily due to increased volume of vancomycin and polymyxin, including volume related to the polymyxin business purchased in the fourth quarter of 1997. Revenues increased in the USPD mainly as a result of increased volume of products introduced since 1996.

     Within the AHS, AHD revenues were higher due to sales of Deccox products (acquired in September of 1997) and generally higher prices in base products partially offset by lower volume in certain products and the effect of translation of sales in foreign currencies into the U.S. dollar. Revenues in the Aquatic Animal Health division increased mainly due to the introduction of two new products.

     On a consolidated basis, gross profit increased $7.7 million and the gross margin percent was 42.4% in 1998 compared to 43.2% in 1997. The 1998 gross profit, in both dollars and percent, was negatively impacted by the inventory write up and write off related to the Cox acquisition. Without the $1.3 million charge the gross profit percent would have been 43.3%.

      The increase in gross profit dollars resulted from higher volume in all divisions including the effect of the Cox acquisition only partially offset by decreases due mainly to translation effects primarily in the IPD and the inventory write up related to Cox which was expensed in the second quarter.

      Operating expenses on a consolidated basis increased $6.3 million mainly due to higher selling and marketing and R&D expenses, Cox operating expenses and one time Cox acquisition charges with such increase being partially offset by the effects of currency translation.

      Operating income increased $1.4 million as a result of increased sales volume and the inclusion of Cox operations from May 1998 partially offset by an increase in operating expenses and the $3.6 million of one time acquisition charges.

      Interest expense increased $2.0 million due to higher debt balances in 1998 compared to 1997 resulting from the Cox acquisition.

      Other, net in 1998 was a $.4 million income compared to $.1 million income in 1997. Foreign exchange transaction losses in 1998 and 1997 were approximately $.3 million and $0.0 million, respectively. The loss in 1998 was primarily the result of the continued strengthening of the U.S. dollar. Other, net in 1998 includes income from property sales of $.7 million.

      For the second quarter the effective tax rate is 55.9% in 1998 compared to 37.8% in 1997. The primary reason for the increase is the recording of a charge for in process R&D in the second quarter of 1998 which is not tax benefited.

Financial Condition

           Working capital at June 30, 1998 was $165.1 million compared to $139.8 million at December 31, 1997. The current ratio was 2.18 to 1 at June 30, 1998 compared to 2.04 to 1 at year end. Long-term debt to stockholders' equity was 1.83:1 at June 30, 1998 compared to .94:1 at December 31, 1997. The primary difference in the ratios at June 30, 1998 compared to December 31, 1997 is the acquisition of Cox. (See section "Acquisition of Cox").

     To accomplish the acquisition the principal members of the bank syndicate, which are parties to the Company's Revolving Credit Facility, consented to a change until December 31, 1998 in the method of calculation of the convenant which requires the equity to asset ratio to be 30% (the "Waiver"). The change permitted the Company to meet the required ratio. The Company has a commitment, subject to agreement on final documentation, to amend and restate the existing Revolving Credit Facility to provide the financial and convenant flexibility which will make a further extension of the Waiver unnecessary.

     In addition, all balance sheet captions decreased as of June 30, 1998 compared to December 1997 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone and Danish Krone, depreciated versus the U.S. Dollar in the six months of 1998 by approximately 4% and 1%, respectively. In addition, the Company's operations in Indonesia were negatively affected due to the continued decline of the Rupiah versus the U.S. Dollar. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $0.9 million, inventories $1.0 million, accounts payable and accrued expenses $0.6 million, and total stockholders' equity $5.9 million. The $5.9 million decrease in stockholder's equity represents accumulated other comprehensive loss for the six months ended June 30, 1998 resulting from the continued strengthening of the U.S. dollar.

       The Company is considering additional complementary acquisitions that can provide new products and market opportunities as well as leverage existing assets. In order to complete such acquisitions the Company will require additional financing of a long-term nature which will require the consent of its existing lenders or additional equity financing. There is no assurance that any acquisition or the required acquisition financing will be available on terms suitable to the Company. Regarding potential equity financing, the Company's outstanding warrants for the issuance of common stock expire on January 3, 1999. The Company is considering an offering in the fourth quarter of 1998 to exchange its Class A Common Stock for the outstanding warrants based on the difference between the exercise price of the warrants and the then current market price for the stock plus a premium. No final decision as to this warrant offer has yet been made. However, if such offer is made, the Company would not receive the approximately $ 79.0 million due if the warrants were exercised.

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

(a)       Alpharma Inc. annual meeting was held on May 8, 1998.

(b) Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

                                           Votes
     Class A Directors               For          Withheld

     Thomas G. Gibian             13,968,639       585,698
     Peter G. Tombros             13,969,992       584,345
     Erik Hornnaess               13,970,801       583,536

     Class B Directors

     I.   Roy Cohen                     9,500,000             0
     Glen E. Hess                  9,500,000             0
     Gert W. Munthe                9,500,000             0
     Einar W. Sissener             9,500,000             0
     Erik G. Tandberg              9,500,000             0
     Oyvin A. Broymer              9,500,000             0

(c) An Amendment to the Company's 1997 Incentive Stock Option and Appreciation Right Plan, as amended, was approved by a vote of:

                     For          20,966,330
                     Against       1,777,509
                     Abstain          41,288
                     No Vote       1,269,210


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


(b)  Reports on Form 8-K

(1)  On May 22, 1998, the Company filed a report on Form 8-K
     dated May 7, 1998   reporting the acquisition of all of the
     capital stock of Cox Investments Ltd. and its wholly owned subsidiary, Arthur H. Cox and Co. Ltd. ("Cox") from Hoechst AG. The financial statements of Cox and required pro forma financials were not available at that time.

(2)  On  July 21, 1998, the Company filed a report on Form  8-K/A
     dated  May  7,  1998  reporting  Item  2.  "Acquisition   or
     Disposition of Assets".

     The  event reported was the acquisition of Cox from  Hoechst
     AG. The Form 8-K/A included the audited financial statements of Cox and required pro forma financials.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)









Date:  August 11, 1998        /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer