Form 10-Q
period 1998-09-30
ALPHARMA INC
filed 1998-10-30
CIK 730469

Page 19 of 23



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
September 30, 1998

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

                       YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 23, 1998.

     Class A Common Stock, $.20 par value - 15,988,433 shares;
     Class B Common Stock, $.20 par value -  9,500,000 shares


                         ALPHARMA INC.

                             INDEX




                                                       Page No.

PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     September 30, 1998 and December 31, 1997               3

     Consolidated Statement of Income for the
     Three and Nine Months Ended September 30,
     1998 and 1997                                           4

     Consolidated Condensed Statement of Cash
     Flows for the Nine Months Ended September 30,
     1998 and 1997                                           5

     Notes to Consolidated Condensed Financial
     Statements                                              6-12


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                      13-22


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                 23

  Signatures                                               23

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)

                                    September 30,   December 31,
                                        1998           1997
ASSETS
Current assets:
  Cash and cash equivalents           $ 15,853       $ 10,997
  Accounts receivable, net             151,400        127,637
  Inventories                          140,077        121,451
Other                                   13,070         13,592
      Total current assets             320,400        273,677

Property, plant and equipment, net     238,013        199,560
Intangible assets                      307,680        149,816
Other assets and deferred charges       12,770          8,813
      Total assets                    $878,863       $631,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt   $  6,180       $ 10,872
  Short-term debt                       16,552         39,066
  Accounts payable and accrued
      liabilities                      100,999         78,798
  Accrued and deferred income taxes     19,173          5,190
      Total current liabilities        142,904        133,926

  Long-term debt:
      Senior                           244,838        223,975
      Convertible subordinated notes   192,850           -
  Deferred income taxes                 29,925         26,360
  Other non-current liabilities          9,284          9,132

Stockholders' equity:
  Class A Common Stock                   3,252          3,224
  Class B Common Stock                   1,900          1,900
  Additional paid-in-capital           182,290        179,636
  Accumulated other comprehensive
      loss                             (2,293)        (8,375)
  Retained earnings                     80,031         68,206
  Treasury stock, at cost              (6,118)        (6,118)

      Total stockholders' equity       259,062        238,473
        Total liabilities and
          stockholders' equity        $878,863       $631,866

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                              ALPHARMA INC.
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                              (Unaudited)


                             Three Months Ended    Nine Months Ended
                               September 30,         September 30,

                               1998      1997       1998      1997

Total revenue               $164,337   $125,240   $430,412  $365,650

  Cost of sales              97,642     73,681    251,138   214,529

Gross profit                 66,695     51,559    179,274   151,121

  Selling, general and
   administrative expense    46,801     38,577    134,634   119,325

Operating income             19,894     12,982    44,640    31,796

  Interest expense          (7,454)    (4,303)    (18,433)  (13,635)

  Other income (expense),     (377)       (271)     (195)      (438)
net

Income before provision for
 income taxes                12,063      8,408    26,012    17,723

  Provision for income        4,512      3,151     10,754     6,736
taxes

Net income                  $  7,551   $  5,257   $ 15,258  $ 10,987

Earnings per common share:
  Basic                      $   .30   $   .23    $   .60   $   .50
  Diluted                    $   .28   $   .22    $   .59   $   .49

Dividends per common share   $ .045    $  .045    $  .135   $  .135








               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                    ALPHARMA INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (In thousands of dollars)
                              (Unaudited)
                                                 Nine Months Ended
                                                 September 30,
                                               1998             1997
Operating Activities:
  Net income                                $ 15,258      $  10,987
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization                27,250        22,713
   Purchased in-process research & development   2,081           -
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
     (Increase)decrease in accounts receivable  (3,699)        1,701
     (Increase)decrease in inventories           2,299        (4,828)
     Increase(decrease) in accounts
       payable and accrued expenses              3,094       (4,382)
     Other, net                                  5,964        2,417
       Net cash provided by
         operating activities                   52,247      28,608

Investing Activities:
  Capital expenditures                         (20,347)    (19,119)
  Purchase of Cox, net of cash acquired       (197,044)      -
 Purchase of business and intangibles            -        (27,201)
    Net cash used in investing activities     (217,391)   (46,320)

Financing Activities:
  Dividends paid                               (3,433)     (3,058)
  Proceeds from sale of convertible
   subordinated debentures                    192,850         -
  Proceeds from senior long-term debt         187,522      27,505
  Reduction of senior long-term debt         (182,494)     (6,906)
  Net repayment under lines of credit         (22,649)    (19,408)
  Payments for debt issuance costs             (4,175)       -
  Proceeds from issuance of common stock        2,682      21,355
          Net cash provided by
            financing activities              170,303   19,488

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                       498   (1,400)
  Income tax effect of exchange rate
    changes on intercompany advances            (801)      828
     Net cash flows from exchange
               rate changes                     (303)     (572)

Increase in cash                               4,856     1,204
Cash and cash equivalents at
  beginning of year                           10,997      15,944
Cash and cash equivalents at
  end of period                             $ 15,853     $17,148



             The accompanying notes are an integral part of the consolidated condensed financial statements.

1.   General

     The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1997 Annual Report on Form 10-K. The reported results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                 September 30,  December 31,
                                     1998           1997

     Finished product            $ 73,723       $ 68,525
     Work-in-process               27,316         20,009
     Raw materials                 39,038         32,917
                                 $140,077        $121,451

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