Form 10-Q/A
period 1998-09-30
ALPHARMA INC
filed 1998-10-30
CIK 730469

Page 7 of 23



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

Long-term debt consists of the following:
                                          September  December  31,
                                           30,1998   1997
Senior debt:
 U.S. Dollar Denominated:
   Revolving  Credit  Facility  6.8%  -
7.2%:
       Revolving credit                  $180,000     $161,575
  A/S Eksportfinans                         9,000        9,000
  Industrial Development Revenue Bonds     10,265       11,355
  Other, U.S.                                 562          758

 Denominated in Other Currencies          51,191        52,159

 Total senior debt                        251,018      234,847

Subordinated:
 5.75% Convertible Subordinated Notes
due 2005                                  125,000         -
 5.75% Convertible Subordinated
     Note due 2005 - Industrier Note      67,850           -

  Total subordinated debt                 192,850          -

  Total long-term debt                    443,868      234,847
  Less, current maturities                 6,180        10,872
                                         $437,688     $223,975


4.   Business Acquisition - Cox

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

      The Company financed the $198 million purchase price and related debt repayments from borrowings under its existing long-term Revolving Credit Facility and short-term lines of credit which had been repaid in March, 1998 with the proceeds of the convertible subordinated notes offering(see Note 3). To accomplish the acquisition the principal members of the bank syndicate, which are parties to the Company's Revolving Credit Facility, consented to a change until December 31, 1998 in the method of calculation of the financial convenant which specifies an equity to asset ratio of 30%. The change in calculation method allows the adding back of equity reductions due to foreign currency translation to equity.

      The acquisition was accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed and the results of Cox's operations is included in the Company's consolidated financial statements beginning on the acquisition date, May 7, 1998. The Company is amortizing the acquired goodwill over 35 years using the straight line method.

      The non-recurring charges related to the acquisition of Cox included in the second quarter of 1998 are summarized below. The charge for in process research and development ("R&D") is not tax benefited; therefore the computed tax benefit is below the expected rate.

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
                         $3,130 ($.12 per share)

     The following pro forma information on results of operations for the periods presented assumes the purchase of Cox as if the companies had combined at the beginning of each of the respective periods:

                           Pro Forma             Pro Forma
                      Three Months Ended     Nine Months Ended
                         September 30,        September 30,
                             1997            1998*       1997

Revenues                   $149,140       $463,715    $431,227
Net income                   $5,158       $16,395      $7,852
Basic EPS                     $0.22         $0.65       $0.35
Diluted EPS                   $0.22         $0.63       $0.35

* 1998 excludes actual non-recurring charges related to the acquisition of $ 3,130 after tax or $ .12 per share.

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, rights, warrants and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:

(Shares in thousands)   Three Months Ended    Nine Months Ended
                           September 30,       September 30,
                          1998      1997       1998       1997
Average shares
 outstanding - basic    25,437    23,081     25,391     22,144
Stock options              244       136        194         66
Rights                    -          371       -            11
Warrants                   552        -         359       -
Convertible debt         6,744        -         -         -
Average shares
 outstanding - diluted  32,977    23,588     25,944     22,221

      The amount of dilution attributable to the options, rights, and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period. Subordinated debt, convertible into 6,744,481 shares of common stock at $28.59 per share, was outstanding at September 30, 1998 and was included in the computation of diluted EPS using the if-converted method for the three months ended September 30, 1998. The if-converted method was antidilutive for the nine months ended September 30, 1998 and therefore the shares attributable to the subordinated debt were not included in the diluted EPS calculation.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income for the nine months ended September 30, 1998. The numerator for the three months ended September 30, 1998 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes.


      A reconciliation of net income for the numerator of the diluted EPS calculations is as follows:

                         Three Months Ended   Nine Months Ended
                           September 30,        September 30,
                           1998      1997      1998       1997

Net income, as reported  $7,551    $5,257    $15,258    $10,987
Net income effect of
  convertible debt        1,812       -        -          -
Adjusted net income for
  diluted EPS purposes   $9,363    $5,257    $15,258    $10,987


6.        Stockholders' Equity

      On October 21, 1998 the Company announced that its Board of Directors had approved an offer by the Company to its Warrantholders to exchange all of the Company's outstanding warrants for shares of its Class A Common Stock. There are 3,596,254 outstanding Warrants, each of which represents the right to purchase 1.061 shares of Class A Common Stock at an exercise price of $20.69 per share. The Warrants expire January 3, 1999 and trade on the New York Stock Exchange.

      Under the transaction, the Company is offering to issue to each warrantholder a number of Class A shares in exchange for each Warrant pursuant to an exchange formula based upon the market prices of the shares during the offer. The number of shares to be issued for each Warrant pursuant to the Offer (Exchange Formula) is the result of dividing (i) the sum of $1 plus the Warrant Spread by (ii) the Average Market Price. "Warrant Spread" means 1.061 times the result of subtracting $20.69 from the Average Market Price. The "Average Market Price" will be the arithmetic average (rounded to the nearest cent) of the closing prices on each of the ten consecutive days the Shares trade on the New York Stock Exchange commencing with the first day following the filing of the Company's Form 10-Q Report for the period ended September 30, 1998.


7.   Supplemental Cash Flow Information:

                                       Nine Months Ended
                                   September 30,  September 30,
                                      1998           1997

Cash paid for interest              $14,310        $13,815
Cash paid for income taxes
  (net of refunds)                  $ 3,640       $(2,888)


Detail of Cox Acquisition:
Fair value of assets               $230,740            -
Liabilities                          33,229            -
Cash paid                           197,511            -
Less cash acquired                      467            -
Net cash paid for Cox acquisition  $197,044            -


8.   Reporting Comprehensive Income

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity.

      SFAS 130 requires foreign currency translation adjustments and certain other items, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to $21,340 and $(2,501) for the nine months ended September 30, 1998 and 1997, respectively. Total comprehensive income (loss) amounted to $19,548 and $4,013 for the three months ended September 30, 1998 and 1997, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

9.   Contingent Liabilities and Litigation

      The Company is one of multiple defendants in approximately 75 lawsuits alleging personal injuries resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs has specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. Based on an evaluation of the circumstances as now known, including but not solely limited to, 1) the fact that the Company did not manufacture phentermine, 2) it has a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

      The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidation financial position or results of operations of the Company.


10.  Recent Accounting Pronouncements

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

      The purchase of Cox had a significant effect on the results of operations of the Company for the three and nine month periods ended September 30, 1998. Cox is included in the Human Pharmaceutical Segment as part of the International Pharmaceutical Division ("IPD").

      For the approximate five month period since acquisition in 1998, Cox contributed sales of $38.6 million and operating income, exclusive of one-time acquisition charges, of $3.4 million. Operating income is reduced by the amortization of goodwill totaling approximately $1.8 million. Interest expense increased by approximately $5.0 million reflecting the financing of the acquisition primarily with long-term debt. The Company estimates the net after tax dilution of Cox, exclusive of one time charges, was approximately $0.07 per share.

       For the three months ended September 30, 1998, Cox contributed sales of $24.5 million and operating income of $2.2 million. Interest expense increased by approximately $3.1 million reflecting the financing of the acquisition. The Company estimates the net after tax dilution of Cox was approximately $0.04 per share.

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

     The balance sheet of the Company as of September 30, 1998 is also significantly affected by the acquisition.

     Increases in major categories resulting from the acquisition were:
                                                  ($ in millions)

          Current assets                              $40
          Property, plant and equipment                 34
          Intangible assets                            161
                                                      $235

          Short term debt                              $28
          Other current liabilities                     27
          Long term debt                               180
                                                      $235

Results of Operations - Nine Months Ended September 30, 1998

      Total revenue increased $64.8 million (17.7%) in the nine months ended September 30, 1998 compared to 1997. Operating income in 1998 was $44.6 million, an increase of $12.8 million, compared to 1997. Net income was $15.3 million ($.59 per share diluted) compared to $11.0 million ($.49 per share diluted) in 1997. Net income in 1998 included charges relating to the acquisition of Cox which reduced net income by $3.1 million ($.12 per share).

      Revenues increased in both the business segments in which the company operates, Human Pharmaceuticals and Animal Health. The increase in revenues was reduced by over $18.0 million due to changes in exchange rates used in translating sales in foreign currency into the U.S. dollar.

     Within the Human Pharmaceutical Segment ("HPS"), Fine Chemicals Division ("FCD") revenues increased primarily due to increased volume of vancomycin and polymyxin, including volume related to the polymyxin business purchased in the fourth quarter of 1997. Revenues increased in the U.S. Pharmaceutical Division ("USPD") primarily as a result of higher volume of products introduced since 1996. In the IPD, revenues increased mainly due to the sales of Cox supplemented by volume increases in other products offset partially by the effect of translation of sales in Indonesian and Scandinavian currencies into the U.S. dollar.

     Within the Animal Health Segment ("AHS"), Animal Health division ("AHD") revenues were higher due to sales of Deccox products (acquired in September of 1997) and generally higher prices in base products partially offset by lower volume in certain products and the effect of translation of sales in foreign currencies into the U.S. dollar. Revenues in the Aquatic Animal Health division increased mainly due to the introduction of two new products partially offset by lower volume in certain other products.

      On a consolidated basis, gross profit increased $28.2 million and the gross margin percent increased to 41.7% in 1998 compared to 41.3% in 1997. The increase in gross profit dollars resulted from sales of new and acquired products introduced particularly in the USPD and AHD, increased volume in most divisions and the inclusion of Cox offset partially by decreases due mainly to currency translation effects primarily in the IPD. Gross profit in 1998 was reduced by the one time charge for inventory of $1.3 million associated with the Cox acquisition.

      Operating expenses on a consolidated basis increased $15.3 million. Operating expenses increased mainly due to higher selling and marketing expenses for new and existing products, normal operating expenses related to Cox, and acquisition charges of $2.3 million related to Cox with such increase being partially offset by the effects of currency translation.

      Operating income increased $12.8 million primarily as a result of new and acquired products, increased net volume and to a lesser extent higher net prices partially offset by an increase in operating expenses which include one-time Cox acquisition expenses of $3.6 million.

      Interest expense increased $4.8 million due to increased debt balances since May 7, 1998 compared to 1997 primarily related to the Cox acquisition.

      Other, net in 1998 was a $.2 million loss compared to $.4 million loss in 1997. Foreign exchange transaction losses in 1998 and 1997 were approximately $1.1 million and $.6 million, respectively. The loss in 1998 was primarily the result of the weakening currencies of the Company's subsidiaries in Mexico and Brazil versus the U.S. dollar. The loss in 1997 was primarily the result of the strengthening of the U.S. dollar versus the Scandinavian currencies.

      On a year to date basis the effective tax rate is 41.3% in 1998 compared to 38.0% in 1997. The primary reason for the rate increase is the recording of a charge related to the Cox acquisition for in process R&D in the second quarter of 1998 which is not tax benefited.

Results of Operations - Three Months Ended September 30, 1998

      Total revenue increased $39.1 million (31.2%) in the three months ended September 30, 1998 compared to 1997. Operating income in 1998 was $19.9 million, an increase of $6.9 million, compared to 1997. Net income was $7.6 million ($.28 per share diluted) compared to $5.3 million ($.22 per share diluted) in 1997.

      Revenues increased in both the business segments in which the company operates, Human Pharmaceuticals and Animal Health. The increase in revenues was reduced by almost $5.0 million due to translation of sales in foreign currency into the U.S. dollar.

     Within the HPS, IPD revenues increased due to the Cox acquisition offset partially by the effect of translation of sales in Indonesian and Scandinavian currencies into the U.S. dollar. FCD revenues increased primarily due to increased volume of vancomycin and polymyxin, including volume related to the polymyxin business purchased in the fourth quarter of 1997. Revenues increased in the USPD mainly as a result of increased volume of products introduced since 1996 and generally higher volume in certain other products offset partially by lower net sales prices in certain products. Third quarter volume of the USPD is generally increased due to seasonal expectations of increased demand by consumers for cough/cold products. If such demand does not occur, fourth quarter volume could be negatively effected.

     Within the AHS, AHD revenues were higher primarily due to sales of Deccox products (acquired in September of 1997). Revenues in the Aquatic Animal Health division increased mainly due to the introduction of two new products partially offset by decreased volume in certain other products.

      On a consolidated basis, gross profit increased $15.1 million. The increase in gross profit dollars resulted from new and acquired product revenues in all divisions including the effect of the Cox acquisition only partially offset by decreases due mainly to translation effects primarily in the IPD. The gross margin percent was 40.6% in 1998 compared to 41.2% in 1997. The gross margin percentage was negatively impacted by the increased percentage of sales and gross profit compared to the prior quarter of the Company's generic pharmaceutical divisions USPD and IPD (including Cox) which generate lower gross margin percents than the overall Company average.

      Operating  expenses on a consolidated basis increased  $8.2 million mainly due to higher selling and marketing, R&D expenses and Cox operating expenses.

      Operating income increased $6.9 million as a result of  new product  sales and the inclusion of Cox operations from May  1998 partially offset by an increase in operating expenses and the effects of currency translation.

      Interest expense increased $3.2 million due to higher debt balances in 1998 compared to 1997 resulting from the Cox acquisition.

      Other, net in 1998 was a $.4 million loss compared to $.3 million loss in 1997. Foreign exchange transaction losses in 1998 and 1997 were approximately $.6 million and $.3 million, respectively. The loss in 1998 was primarily the result of the weakening currencies in the Company's subsidiaries in Mexico and Brazil versus the U.S. dollar. The loss in 1997 was primarily the result of the strengthening of the U.S. dollar versus the Scandinavian currencies.

Year 2000

General

     The Year 2000 (Y2K) issue is primarily the result of certain computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000. As a result, the Company along with all other business and governmental entities, is at risk for possible miscalculations of a financial nature and systems failures which may cause disruptions in its operations. The Company can be affected by the Y2K readiness of its systems or the systems of the many other entities with which it interfaces, directly or indirectly.

     The Company began its program to address its potential Y2K issues in late 1996 and has organized its activities to prepare for Y2K at the division level. The divisions have focused their efforts on three areas: (1) information systems software and hardware; (2) manufacturing facilities and related equipment; (i.e. embedded technology) and (3) third-party relationships (i.e. customers, suppliers, and other). Information system and hardware Y2K efforts are being coordinated by an IT steering committee composed of divisional personnel.

     The   Company  and  the  divisions'  have  organized   their
activities and are monitoring their progress in each area by the following four phases:

     Phase 1:  Awareness/Assessment  -  identify,  quantify   and
               prioritize business and financial risks by area.

     Phase 2:  Budget/Plan/Timetable - prepare a  plan  including
               costs   and  target  dates  to  address  phase   1
               exposures.

     Phase 3: Implementation - execute the plan prepared in phase 2.

     Phase 4:  Testing/Validation  -  test   and   validate   the
               implemented plans to insure the Y2K exposure has been eliminated or mitigated.

State of Readiness

     The company summarizes its divisions' state of readiness at September 30, 1998 as follows:

Information Systems and Hardware

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   80 - 100%            4th Quarter 1998
2                   70 - 100%            1ST Quarter 1999
3                   50 -  75%            2nd Quarter 1999
4                   25 -  75%            3rd Quarter 1999


Embedded Factory Systems

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   80 -100%             4th Quarter 1998
2                   50 - 90%             1ST Quarter 1999
3                   25 - 50%             2nd Quarter 1999
4                   25 - 60%             3rd Quarter 1999

Third Party Relationships

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   50 - 100% (a)        1st Quarter 1999(a)
2                   40 - 60%  (a)        1st Quarter 1999(a)
3                   (a) (b)              (a) (b)
4                   (a) (b)              (a) (b)


(a) Refers to significant identified risks - (e.g. customers, suppliers of raw materials and providers of services) does not include exposures that relate to interruption of utility or government provided services.

(b) Awaiting completion of vendor response and follow-up due diligence to Y2K readiness surveys.


Cost

     The Company expects the costs directly associated with its Y2K efforts to be between $3.0 and $4.0 million of which approximately $1.0 has been spent to date. The cost estimates do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

Risks

     The   Company   has  identified  the  following  significant
reasonably possible Y2K problems and is considering related contingency plans.

     The inability of significant sole source suppliers of raw materials or active ingredients to provide an uninterrupted supply of material necessary for the manufacture of Company products. Since various drug regulations will make the establishment of alternative supply sources difficult, the Company is considering building inventory levels of critical materials prior to December 31, 1999.

     The failure to properly interface caused by noncompliance of
significant  customer operated electronic ordering systems.   The
Company is considering plans to manually process orders until these systems become compliant.

     The shutdown or malfunctioning of Company manufacturing equipment. The Company will advance internal clocks to the year 2000 on certain key equipment during scheduled plant shutdowns in 1999 to determine the effect on operations and develop plans, as necessary, for manual operations or third party contract manufacturing.

     Based on the assessment efforts to date, the Company does not believe that the Y2K issue will have a material adverse effect on its financial condition or results of operation. The Company believes that any effect of the Year 2000 issue will be mitigated because of the Company's divisional operating structure which is diverse both geographically and with respect to customer and supplier relationships. Therefore, the adverse effect of most individual failures should be isolated to an individual product, customer or Company facility. However, there can be no assurance that the systems of third-parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     The Company's Y2K program is an ongoing process that may uncover additional exposures and all estimates of costs and completion are subject to change as the process continues.


Financial Condition

           Working capital at September 30, 1998 was $177.5 million compared to $139.8 million at December 31, 1997. The current ratio was 2.24 to 1 at September 30, 1998 compared to
2.04 to 1 at year end. Long-term debt to stockholders' equity was 1.69:1 at September 30, 1998 compared to .94:1 at December 31, 1997. The primary difference in the ratios at September 30, 1998 compared to December 31, 1997 is the acquisition of Cox. (See section "Acquisition of Cox").

      In addition, most balance sheet captions increased as of September 30, 1998 compared to December 1997 in U.S. Dollars as the functional currencies of two of the Company's principal foreign subsidiaries, the Danish Krone and British Pound, appreciated versus the U.S. Dollar in the nine months of 1998 by approximately 6% and 3%, respectively. Conversely, the Company's operations in Indonesia were negatively affected due to the continued decline of the Rupiah versus the U.S. Dollar. The net increases do impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $2.3 million, inventories $1.9 million, accounts payable and accrued expenses $1.5 million, and total stockholders' equity $6.1 million. The $6.1 million increase in stockholder's equity represents accumulated other comprehensive income for the nine months ended September 30, 1998 resulting from the weakening of the U.S. dollar at quarter end.

     To accomplish the acquisition of Cox the principal members of the bank syndicate, which are parties to the Company's Revolving Credit Facility, consented to a change until December 31, 1998 in the method of calculation of the covenant which requires the equity to asset ratio to be 30% (the "Waiver"). The change permitted the Company to meet the required ratio. The Company has a commitment with its principal banks, subject to agreement on final documentation, to replace the existing Revolving Credit Facility and certain existing short-term lines of credit to provide the financial and covenant flexibility which will make a further extension of the Waiver unnecessary. The commitment provides for extended maturity of the bank indebtedness and increased interest costs.

      The acquisition of Cox increased the leverage of the Company, as evidenced by the long-term debt to stockholders' equity ratio noted above and total long-term indebtedness of $437.7 million at September 30, 1998 compared to $224.0 million at December 31, 1997. The degree to which the Company is leveraged could have important consequences to the Company, including the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes may be limited or impaired; (ii) the Company's operating flexibility with respect to certain matters is limited by covenants contained in the credit agreements, which limit the ability of the Company's operating subsidiaries to incur additional indebtedness and contingent liabilities, grant liens, pay dividends, make investments, prepay other indebtedness or engage in certain asset sales, acquisitions, joint ventures, mergers and consolidations; and
(iii) the Company's degree of leverage may make it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and may reduce its flexibility in responding to changing business and economic conditions. In addition, the Company believes that it has greater leverage on its balance sheet than many of its competitors.

     The Company is maintaining its search for acquisitions which will provide new product and market opportunities, leverage existing assets and add critical mass. The Company is actively evaluating various acquisition possibilities, including joint ventures and licensing arrangements. In order to complete such acquisitions the Company may require additional financing of a long-term nature which may require the consent of its existing lenders or additional equity financing. There is no assurance that any acquisition or the required acquisition financing will be available on terms suitable to the Company. Given other transactions in the pharmaceutical industry, and the values of potential acquisition targets, the Cox acquisition is, and any future acquisitions could initially be, dilutive to the Company's earnings and may add significant intangible assets and related goodwill amortization charges. Depending upon the timing and success of the Company's acquisition strategy and other corporate developments, the Company may seek additional debt or equity financing, resulting in additional leverage and dilution of ownership, respectively.

       Regarding potential equity financing, the Company's outstanding warrants for the issuance of common stock expire on January 3, 1999. In October 1998 the Company made a tender offer to exchange all of the Company's outstanding warrants for shares of its Class A Common Stock based on the difference between the exercise price of the warrants and the average market price over a 10 day period plus a $1 premium. The offer, if accepted, will result in the issuance of Class A Common Stock. The number of shares of stock to be issued cannot be predicted due to its dependence on the average market price and level of acceptance. To the extent such offer is accepted, the Company will not receive that portion of the $79.0 million due if the warrants were exercised.

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


Part II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits none.

(b)  Reports on Form 8-K

(1) On July 21, 1998, the Company filed a report on Form 8-K/A dated May 7, 1998 reporting Item 2. "Acquisition or Disposition of Assets".

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

                              Alpharma Inc.
                              (Registrant)









Date:      October 30, 1998        /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer