Form 10-K
period 1998-12-31
ALPHARMA INC
filed 1999-03-26
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10 - K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended               Commission File No.
1-8593
     December 31, 1998
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

      Subordinated Convertible Notes    New York Stock Exchange


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

The  aggregate market value of the voting stock of the Registrant
(Class  A Common Stock, $.20 par value) as of March 10, 1999  was
$734,958,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 10, 1999 was:

  Class A Common Stock, $.20 par value - 17,763,347 shares;
   Class B Common Stock, $.20 par value - 9,500,000 shares.

              DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of
Shareholders  to  be  held on June 10, 1999 are  incorporated  by
reference   into  Part  III  of  this  report.   Other  documents
incorporated by reference are listed in the Exhibit index.
                             PART I

Item 1.   Business

GENERAL

      The Company is a multinational pharmaceutical company that develops, manufactures and markets specialty human pharmaceutical and animal health products. The Company manufactures and markets approximately 600 pharmaceutical products for human use and 40 animal health products. The Company conducts business in more than 60 countries and has approximately 3,000 employees at 38 sites in 22 countries. For the year ended December 31, 1998, the Company generated revenue and operating income of over $600 million and $65 million, respectively.


Formation

      The Company was originally organized as A.L. Laboratories, Inc., a wholly owned subsidiary of Apothekernes Laboratorium A.S., a Norwegian healthcare company (the predecessor company to A.L. Industrier). In 1994, the Company acquired the complementary human pharmaceutical and animal health business of its parent company and subsequently changed its name to Alpharma Inc. to operate worldwide as one corporate entity (the "Combination Transaction").


Controlling Stockholder

      A.L. Industrier beneficially owns all of the outstanding shares of the Company's Class B Common Stock, or 35.2% of the Company's total common stock outstanding at December 31, 1998. The Class B Common Stock bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. Mr. Einar Sissener, Chairman of the Board of the Company and a controlling stockholder of A.L. Industrier, and members of his immediate family, also beneficially own 346,668 shares of the Company's Class A Common Stock. (See "Purchase of Outstanding Warrants"). As a result, A.L. Industrier, and ultimately Mr. Sissener, can control the Company. In addition, A.L. Industrier may, under certain circumstances, convert the Company's Class B Notes into 2,372,896 shares of the Company's Class B Common Stock (see "Convertible Subordinated Note Offering").


Convertible Subordinated Note Offering

      On March 30, 1998, the Company sold $125,000,000 and $67,850,000 of Convertible Subordinated Notes convertible at $28.59375 per share into shares of the Company's Class A and Class B Common Stock, respectively (the "Class A and Class B Notes"). A.L. Industrier purchased all of the Class B Notes. The Class A Notes were sold to unaffiliated parties and, substantially all of the Class A Notes have been registered with the Securities and Exchange Commission and listed on the New York Stock Exchange. The Class B Notes are automatically convertible into Class B Common Stock on or after March 30, 2001 if at least 75% of the Class A Notes have been converted into Class A Common Stock.

Purchase of Outstanding Warrants

In connection with the Combination Transaction, the Company issued warrants which allowed the holders to purchase 3,819,600 shares of the Company's Class A Common Stock at an exercise price of $20.69 with an expiration date of January 3, 1999 (the "Warrants"). On October 21, 1998, the Company offered to exchange the Warrants for newly issued shares of the Company's Class A Common Stock based upon an exchange formula which approximated $1.00 plus the "spread" between the $20.69 warrant exercise price and the market price of the Company's stock for the ten days immediately after the Company filed its Form 10-Q for the quarter ended September 30, 1998. Based upon this formula, 3,345,921 warrants to purchase shares were tendered to the Company for which 1,230,448 shares of the Company's Class A Common Stock were issued. Of this amount, 346,668 shares were issued to Mr. Sissener, members of his immediate family or other entities under his control. This is Mr. Sissener's initial ownership of Class A Common Stock. Additionally, warrants for 237,680 shares were exercised prior to January 3, 1999 in accordance with the original warrant terms.


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


Financial Information About Industry Segments

      The Company operates in the human pharmaceutical and animal health industries. It has five business segments within these industries. The table that follows shows how much each of these segments contributed to revenues and operating income in the past three years.


($ in Millions)             REVENUES          OPERATING INCOME
                                                   (lOSS)
                      1998   1997    1996   1998    1997   1996

U.S. Pharmaceutical
Division              178.8  155.4   152.3   11.1    4.1   (19.2)


International
Pharmaceuticals
 Division             193.1  134.1   142.0   8.0     11.0    2.5


Fine Chemicals        53.0   38.7    36.0   17.5    9.4     8.5
Division

Animal Health         166.3  158.4   146.0   37.8    32.0   21.0
Division

Aquatic Animal Health
Division              19.0   15.3    12.2   3.6     2.8    (.3)



       For   additional  financial  information  concerning   the
Company's business segments see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this
Report.


NARRATIVE DESCRIPTION OF BUSINESS

Human Pharmaceuticals

   The Company's human pharmaceuticals business is comprised of the U.S. Pharmaceuticals Division, International Pharmaceuticals Division and Fine Chemicals Division. Each of these Divisions is managed by a separate senior management team. The Company's human pharmaceutical business had sales of approximately $424.9 million in 1998, before elimination of intercompany sales, with operating profit of approximately $36.6 million.



U.S. Pharmaceuticals Division ("USPD")

   The U.S. Pharmaceuticals Division develops, manufactures, and markets specialty generic prescription and over-the-counter ("OTC") pharmaceuticals for human use. With approximately 170 products, the Division is a market leader in generic liquid and topical pharmaceuticals with what the Company believes to be the broadest portfolio of manufactured products in the generic industry. In addition, the Company believes it is the only major U.S. generic prescription drug manufacturer with a substantial presence in generic OTC pharmaceuticals. With approximately 60 OTC products, the Company is increasing its presence as a significant supplier to major retailers. The Company believes that its broad product lines gives the Company a competitive advantage by providing large customers the ability to buy a significant line of products from a single source.

   Generic  pharmaceuticals  are  the  chemical  and  therapeutic equivalents of brand-name drugs. Although typically less expensive, they are required to meet the same governmental standards as brand-name drugs and most must receive approval from the FDA prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired.

   Sales of generic pharmaceuticals have continued to increase. The Company has identified four reasons for this trend: (i) laws permitting and/or requiring pharmacists to substitute generics for brand-name drugs; (ii) pressure from managed care and third party payors to encourage health care providers and consumers to contain costs; (iii) increased acceptance of generic drugs by physicians, pharmacists, and consumers; and (iv) an increase in the number of formerly patented drugs which have become available to off-patent competition.


          Product Lines. The Company's U.S. Pharmaceutical Division (excluding its telemarketing operation) manufactures and/or markets approximately 170 generic products, primarily in liquid, cream and ointment, respiratory and suppository dosage forms. Each product represents a different chemical entity. These products are sold in over 300 product presentations under the "Alpharma", "Barre" or "NMC" labels and private labels.


          Liquid Pharmaceuticals. The U.S. Pharmaceuticals Division is the leading U.S. manufacturer of generic pharmaceutical products in liquid form with approximately 110 products. The experience and technical know-how of the Division enables it to formulate therapeutic equivalent drugs in liquid forms and to refine product characteristics such as taste, texture, appearance and fragrance.

           Cough and cold remedies constitute a significant portion of the Division's liquid pharmaceuticals business. This business is seasonal in nature, and sales volume is higher in the fall and winter months and is affected, from year to year, by the incidence of colds, respiratory diseases, and influenza.

            Creams,   Lotions   and   Ointments.   The   Division
     manufactures approximately 50 cream, lotion and ointment products for topical use. Most of these creams, lotions and ointments are sold only by prescription.

           Suppositories, Aerosols and Other Specialty Generic Products. The Division also manufactures five suppository products and markets certain other specialty generic products, including two aerosols and two nebulizer products.


     In 1998, the Company continued the strategy of entering into third party alliances to market certain of its U.S. pharmaceutical products under licenses to third parties or under third party brands. In addition, in February of 1999, the Company reached an agreement with Ascent Pediatrics, Inc. to lend that entity a maximum of $40 million; $12 million of which can be used for working capital purposes with the remainder to be used to execute projects reasonably designed for intermediate term growth. The Company also received an option to purchase all of the capital stock of Ascent in 2002 for approximately 12.2 times Ascent's 2001 operating earnings. Except for $4 million of the aforesaid loan presently advanced, the Ascent transaction is subject to the approval of a majority of Ascent's stockholders. Ascent would add a branded pediatric product line to the U.S. Pharmaceuticals Division along with a strong direct sales force dedicated to the pediatric market.

     Facilities. The Company maintains two manufacturing facilities for its U.S. pharmaceutical operations, a research and development center, three telemarketing facilities and an automated central distribution center. The Division's largest manufacturing facility is located in Baltimore, Maryland and is designed to manufacture high volumes of liquid pharmaceuticals. The Company's facility in Lincolnton, North Carolina manufactures creams, ointments and suppositories. Pursuant to the Company's plan to reduce manufacturing costs and improve efficiencies, the Company closed two facilities in New York and New Jersey and transferred the operations conducted at those facilities to its facility in Lincolnton. The Company's Lincolnton facility's production was increased and its operations have become more efficient as a result of production consolidation plans announced in May 1996.

     Competition. Although the Company is a market leader in the U.S. in the manufacture and marketing of specialty generic pharmaceuticals, it operates in a highly competitive market. The Company competes with other companies that specialize in generic products and with the generic drug divisions of major international branded drug companies and encounters market entry resistance from branded drug manufacturers.

     Sales and Distribution. The Company maintains a sales force of approximately ten sales professionals to market the U.S. Pharmaceutical Division's products. The Company supplements its sales effort through its use of selected independent sales representatives. In addition, the Company's advanced telemarketing operation, which employs approximately 75 sales personnel, markets and distributes products manufactured by third parties and, to a limited extent, the Division. The Company has recently increased the use of its telemarketing operations for the sale of its own products by adding a third facility for this expanded activity. This business also provides certain custom marketing services, such as order processing, and distribution, to the pharmaceutical and certain other industries.

     Customers. The Company has historically sold its U.S. pharmaceutical products to pharmaceutical wholesalers, distributors, mass merchandising and retail chains, and, to a lesser extent, grocery stores, hospitals and managed care providers. In response to the general trend of consolidation among pharmaceutical customers and greater amount of products sold through wholesalers, the Company is placing an increased emphasis on marketing its products directly to managed care organizations, purchasing groups, mass merchandisers and chain drug stores to gain market share and enhance margins.


International Pharmaceuticals Division ("IPD")

   The Company's International Pharmaceuticals Division develops, manufactures, and markets a broad range of pharmaceuticals for human use. The Company believes that it has a leading market position for branded generic pharmaceuticals in the Nordic countries, the United Kingdom, and the Netherlands with a strong presence in Indonesia.

   Product Lines. The International Pharmaceuticals Division manufactures approximately 290 products which are sold in approximately 670 product presentations including tablets, ointments, creams, liquids, suppositories and injectable dosage forms.

  Prescription Pharmaceuticals. The Division has a broad range of products with a concentration on prescription drug
antibiotics,       analgesics/antirheumatics,      psychotropics,
cardiovascular and oral healthcare products. The predominant number of these products are sold on a generic basis.


  OTC Products. The Division also has a broad range of OTC products, such as those for skin care, gastrointestinal care and pain relief, and including such products as vitamins, fluoride tablets, adhesive bandages and surgical tapes. Substantially all of these products are sold on a branded basis.

  On May 7, 1998, the Company acquired a substantial generic pharmaceutical presence in the United Kingdom through the purchase of all of the capital stock of Arthur H. Cox and Co. Ltd. ("Cox") from Hoechst AG for a total purchase price including direct costs of acquisition of approximately $198 million in cash. Cox's main operations (which consist primarily of a manufacturing plant, warehousing facilities and a sales organization) are located in Barnstaple, England. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom and the Netherlands.

  In addition, in November, 1998, the Company acquired, in a substantially smaller transaction, a generic pharmaceutical product line in Germany. All of the products purchased in this transaction are manufactured under contract by third parties.

  The Company intends to continue the operations of Cox and the acquired German generic product line to achieve benefits from leveraging these new activities with the other European businesses of the International Pharmaceutical Division. In addition, the Company plans to expand the scope of the acquired operations by adding to the acquired product base certain other pharmaceutical products of the Company. The Company is continuing to review market expansion opportunities in Europe.

  Facilities. The Company maintains five manufacturing facilities for its international pharmaceutical products, all of which also house administrative offices and warehouse space. The Company's plants in Lier, Norway and Barnstaple, England, include many technologically advanced applications for the manufacturing of tablet, liquid and ointment products. The Company's plant in Copenhagen, Denmark, which it shares with the Fine Chemical Division, manufactures sterile products. In addition to the Barnstaple, Copenhagen and Lier facilities, the Company also operates plants in Vennesla, Norway, for bandages and surgical tape products, and Jakarta, Indonesia, for tablets, ointments and liquids. The Jakarta plant has received regulatory approval to export certain products to Europe.

  In 1998, the Company substantially completed the implementation of a production rationalization plan which commenced in 1996 and included the transfer of all tablet, ointment and liquid production from Copenhagen to Lier and the transfer of sterile production from Norway to the Copenhagen facility. In addition to increasing available capacity, the Company expects to recognize manufacturing efficiencies from this reorganization.

     Competition. The Division operates in geographic areas that are highly competitive. Many of the Company's competitors in this area are substantially larger and have greater financial, technical, and marketing resources than the Company. Most of the Company's international pharmaceutical products compete with one or more other products that contain the same active ingredient. In the Nordic countries and certain other European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent protected pharmaceuticals. Generics are gaining market share because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote generic pharmaceuticals in lieu of original formulations. This increased focus on pharmaceutical prices may lead to increased competition and price pressure for suppliers of all types of pharmaceuticals, including branded generics(see "Risk Factors-Government Regulations Affecting the Company"). The Company's international pharmaceutical products have also been encountering price pressures from "parallel imports" (i.e.,imports of identical products from lower priced markets under EU laws of free movement of goods). (See "Risk Factors-Generic Pharmaceutical Industry").

     Geographic Markets. The principal geographic markets for the
Division's  pharmaceutical  products  are  the  United   Kingdom,
Netherlands, the Nordic and other Western European countries, Indonesia, and the Middle East.

      Sales and Distribution and Customers. Depending on the characteristics of each geographic market, generic products are predominantly marketed under either brand or generic names. OTC products are typically marketed under brand names with concentration on skin care, tooth cavity prevention, pain relief and vitamins. The Division employs a specialized sales force of approximately 310 persons, 150 of whom are in Indonesia, that markets and promotes products to doctors, dentists, hospitals, pharmacies and consumers. In each of its international markets, the Company uses wholesalers to distribute its pharmaceutical products.


Fine Chemicals Division ("FCD")

     The Company's Fine Chemicals Division develops, manufactures and markets bulk antibiotics to the pharmaceutical industry for use in finished dose products sold in more than 50 countries and benefits from over four decades of experience in the use of and development of fermentation and purification technology. The Division develops, manufactures and sells active ingredients in bulk quantities for use in human and veterinary pharmaceuticals produced by third parties and, to a limited extent, the Company. In addition, the Company's fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products of the Company's animal health business.

       Product Lines. The Company's fine chemical products constitute the active substances in certain pharmaceuticals for the treatment of certain skin, throat, intestinal and systemic infections. The Company is the world's leading producer of bacitracin, bacitracin zinc and polymixin, and is a leading producer of vancomycin; all of which are important pharmaceutical grade antibiotics. The Company also manufactures other
antibiotics  such  as  amphotericin  B  and  colistin   for   use
systemically and in specialized topical and surgical human applications. The Company has substantially expanded its production capacity and sales of vancomycin through the 1997 approval to sell vancomycin in the U.S., expanded capacity at its Copenhagen facility, and the December 1998 acquisition of a facility in Budapest, Hungary.

      Facilities. The Company manufactures its fine chemical products in its plants in Oslo, Norway (which also manufactures products for the Animal Health Division), Copenhagen, Denmark (which it shares with the International Pharmaceuticals Division)and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. The Budapest facility is presently undergoing a material upgrade in manufacturing processes and capacity. All these facilities have been approved as a manufacturer of certain sterile and non-sterile bulk antibiotics by the FDA and by the health authorities of certain European countries. (See "Environmental" for a discussion of an administrative action related to the Budapest facility)

  Competition. The bulk antibiotic industry is highly competitive and many of the Company's competitors in this area are substantially larger and have greater financial, technical, and marketing resources than the Company. Sales are made to relatively few large customers with prices and quality as the determining sales factors. The Company believes its fermentation and purification expertise and established reputation provide it with a competitive advantage in these antibiotic products.

   Geographic Markets and Sales and Distribution. U.S. sales of fine chemical products represent approximately 50% of the revenue from these products with significant additional sales in Europe, Asia and Latin America. The Company distributes and sells its fine chemical products in the U.S. using its sales force of two professionals. Sales outside the U.S. are primarily through the use of local agents and distributors.


Animal Health

   The animal health business is comprised of the Animal Health Division and the Aquatic Animal Health Division. Each of these divisions is managed by a separate senior management team. In 1998, the Company had animal health product sales of approximately $185.3 million, before elimination of intercompany sales, with operating profit of approximately $41.4 million.

Animal Health Division ("AHD")

   The Company develops, manufactures and markets feed additive and animal health products for animals raised for commercial food production worldwide. The Company believes that its animal health business is a leading manufacturer and marketer of feed additives to the worldwide poultry and swine industries.

   Product Lines. The Company's principal animal health products are: (i) BMDT, a bacitracin based feed additive used to promote growth and feed efficiency and prevent or treat diseases in poultry and swine; (ii) Albac(TM), a bacitracin based feed additive to promote growth and prevent or treat diseases in poultry, swine and calves; (iii) 3-Nitro(R), Histostat(TM), Zoamix(R), anticoccidials, and chloromax ("CTC"), feed grade antibiotics, all of which are commonly used in combination or sequentially with BMD; (iv) Deccox cattle and calf feed additives; and (v) Vitamin D3, a feed additive used for poultry and swine. Based upon its fermentation experience and a strong marketing presence, the Company is the market leader in the manufacture and sale of bacitracin-based feed additives which are marketed under the brand names Albac and BMD. (See "Risk Factors Governmental Actions Affecting the Company" for a discussion of certain legislative action affecting the sales of Albac.) In addition, the Company believes that it has a significant market share with several other of its feed additives, including those sold under the Company's 3-Nitro brands.

  In 1997, the Company acquired the Deccox brand name and certain related assets from Rhone-Poulenc's Animal Nutrition Division. Under the agreement pursuant to which Deccox was acquired, Rhone-Poulenc will continue to manufacture this product for sale by the Company for a period of 15 years. Deccox is used to prevent and control coccidiosis (a parasite that adversely affects growth)in cattle. The acquisition of the Deccox brand has provided the Company with its initial entry into the cattle and calf market. In addition to Deccox sales, this has offered the opportunity to market to the cattle industry several of the Company's established products which have historically been sold only in the swine and poultry markets.

   The Company believes that the number of products it has approved to be used in combination with other products is a significant competitive advantage. FDA regulations require animal health products to be approved for use in combination with other products in animal feeds. Therefore, it is generally difficult to gain market acceptance for new products unless such products are approved for use with other existing products. The approval for use of a new product in combination with other products generally requires the cooperation of the manufacturer of such other products. When seeking such cooperation from other manufacturers, the Company believes it is a competitive advantage to have products with which other manufacturers desire to obtain combination approval. To date, the Company has been successful in its ability to obtain the cooperation of third parties in seeking combination approval for its products. There can be no assurance, however, that the Company will continue to obtain such cooperation from others. Presently, the Company has a total of 271 combination approvals in the U.S.

   The Company believes that features of BMD have enhanced the Company's competitive position in the animal health business. Generally, FDA regulations do not permit animals to be sold for food production unless their feed has been free of additives that are absorbed into animal tissue for at least a 14-day period of time required by FDA rules. BMD is not absorbed into animal tissue, and therefore need not be withdrawn from feed prior to the marketing of the food animals. This attribute of BMD allows producers to avoid the burden of removing these additives from feed in order to meet the FDA requirement.

   Facilities. The Company produces its animal health products in state-of-the-art manufacturing facilities. The Animal Health Division produces BMD at its Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo facility shared with the Fine Chemicals Division. CTC is purchased from foreign suppliers and blended domestically at the Company's facility in Lowell, Arkansas and at independent blending facilities. The 3-Nitro product line is manufactured in accordance with a ten year agreement using the Company's technology at an unrelated company's facility. The contract requires the Company to purchase minimum yearly quantities on a cost plus basis. Blending of 3-Nitro is done at the Company's Lowell plant. (See "Environmental" for a discussion of an administrative action related to the Oslo facility").

   Competition. The animal health industry is highly competitive and includes a large number of companies with greater financial, technical, and marketing resources than the Company. These companies offer a wide range of products with various therapeutic and production enhancing qualities. Due to the Company's strong market position in antibiotic feed additives and its experience in obtaining requisite FDA approvals for combination therapies, the Company believes it enjoys a competitive advantage in commercializing FDA-approved combination animal feed additives.

  Geographic Markets. The Company presently sells a major portion of its animal health products in the U.S. and Europe. With the opening of sales offices in Canada, Latin America, and the Far East, the Animal Health Division has expanded its international sales capability consistent with its strategy for internal growth.

  Sales and Distribution. The Company's animal health products in the U.S., Canada and Mexico are sold through a staff of technically trained sales and technical service employees and distributors located throughout the U.S. In January of 1999, the Company combined its wholly-owned U.S. distribution company with two similar third party distribution businesses to form a joint venture 50% owned by the Company. It is anticipated that approximately 50% of the Company's U.S. animal health sales will be made through this joint venture. Sales of the Animal Health Division's products outside North America are made primarily through the use of distributors and sales companies. The Company has sales offices in Norway, Canada, Mexico, Singapore and the People's Republic of China and in 1997 added sales offices in Brazil and France and, in 1998, added a sales office in Belgium. The Company anticipates establishing additional foreign sales offices.

  Customers. Sales are made principally to commercial animal feed manufacturers and integrated swine and poultry producers. Although the Division is not dependent on any one customer, the customer base for animal health products is in a consolidation phase. Therefore, as consolidation continues, the Company may become more dependent on certain individual customers as such customers increase their size and market share.


Aquatic Animal Health Division ("AAHD")

   The Company believes it is a leader in the development, manufacture and marketing of vaccines for use in immunizing farmed fish against disease. The Company believes it has been, and expects to continue as, a leading innovator with respect to the research and development of vaccines to combat newly developing forms of aquatic disease.

   The Company's vaccines for fish are used by fish farms to control disease in densely populated, artificial growth environments. The Company believes that the market for vaccines will continue to grow along with the growth of fish farms as the worldwide demand for fish continues to increase beyond what can be supplied from the natural fish habitat.

   Product Lines. The Aquatic Animal Health Division is the leading supplier of injectable vaccines for farm raised salmon. In addition the Division is a pioneer in the development of vaccines for trout, sea bass, sea bream, catfish, yellowtail and other commercially important farm species.

   Facilities. The Company manufactures its fish vaccine products in Bellevue, Washington and at its Overhalla, Norway facility. A contract manufacturer in Germany provides certain raw materials for vaccine production.

   Competition. The Company has few competitors in the aquatic animal health industry. However, the industry is subject to rapid technological change. Competitors could develop new techniques and products that would render the Company's aquatic animal health products obsolete if the Company was unable to match the improvements quickly. In this regard, the Company is presently developing a new salmon vaccine to meet the market perception that a competing product may provide better disease protection.

  Geographic Markets. The Company sells its aquatic animal health products in Norway, the United Kingdom, Canada and the U.S.

   Sales and Distribution. The Company sells its aquatic animal health products through its own technically oriented sales staff of twelve people in Norway and the U.S. In other markets, the Company operates through distributors. The Company sells its products to fish farms, usually under a contract which extends for at least one growing season. There are relatively few customers for the Division's products.


Information Applicable to all Business Segments

Research, Product Development and Technical Activities

     Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the Human Pharmaceuticals segment within the U.S., Norway and Denmark concentrate on the development of generic equivalents of established branded products as well as discovering creative uses of existing drugs for new treatments. The Company's research, product development and technical activities also focus on developing proprietary drug delivery systems and on improving existing delivery systems, fermentation technology and packaging and manufacturing techniques. In view of the substantial funds which are generally required to develop new chemical drug entities, the Company does not anticipate undertaking such activities.

   The Company's technical development activities for the Animal Health segment involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for or variations of existing products and seeking related FDA and analogous governmental approvals.

    Generally, research and development are conducted on a divisional basis. The Company conducts its technical product development activities at its facilities in Copenhagen, Denmark; Oslo, Norway; Baltimore, Maryland; Bellevue, Washington; and Chicago Heights, Illinois, as well as through independent research facilities in the U.S. and Norway.

   Research and development expenses were approximately $36.0 million, $32.1 million, and $34.3 million in 1998, 1997, and 1996, respectively. In 1998, the Company received approximately 100 governmental product, market and manufacturing approvals.



Government Regulation

  General. The research, development, manufacturing and marketing of the Company's products are subject to extensive government regulation by either the FDA or the USDA, as well as by the DEA, FTC, CPSC, and by comparable authorities in the EU, Norway, Indonesia and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Association and, as such, has accepted all EU regulations with respect to pharmaceuticals except in the area of feed antibiotics. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in civil or criminal fines, recall or seizure of products, total or partial suspension of production and/or distribution, debarment of individuals or the Company from obtaining new generic drug approvals, refusal of the government to approve new products and criminal prosecution. Such government regulation substantially increases the cost of producing human pharmaceutical and animal health products.

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

   Product Marketing Authority. In the U.S., the FDA regulatory procedure applicable to the Company's generic pharmaceutical products depends on whether the branded drug is: (i) the subject of an approved New Drug Application ("NDA") which has been reviewed for both safety and effectiveness; (ii) marketed under an NDA approved for safety only; (iii)marketed without an NDA or
(iv) marketed pursuant to over-the-counter ("OTC") monograph regulations. If the drug to be offered as a generic version of a branded product is the subject of an NDA approved for both safety and effectiveness, the generic product must be the subject of an Abbreviated New Drug Application ("ANDA") and be approved by FDA prior to marketing. Drug products which are generic copies of the other types of branded products may be marketed in accordance with either an FDA enforcement policy or the over-the-counter drug review monograph process and currently are not subject to ANDA filings and approval prior to market introduction. While the Company believes that all of its current pharmaceutical products are legally marketed under the applicable FDA procedure, the Company's marketing authority is subject to revocation by the agency. All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control. Those subject to a Waxman-Hatch Act ANDA also must contain bioequivalency data. Each product approval limits manufacturing to a specifically identified site. Supplemental filings for approval to transfer products from one manufacturing site to another also require review and approval.

   Certain of the Company's animal health products are regulated by the FDA, as described above, while other animal health products are regulated by the USDA. An EU Directive requires that medical products must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects and the conduct of such trials is subject to the standards codified in the EU guideline on Good Clinical Practice. In addition, the EU requires that such trials be preceded by adequate pharmacological and toxicological tests in animals and that clinical trials should use controls, be carried out double blind and capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample size. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where the Company conducts business. There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain such approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, results of operations and financial condition.

   Facility Approvals. The Company's manufacturing operations (in the U.S. as well as three of the Company's European facilities that manufacture products for export to the U.S.) are required to comply with Current Good Manufacturing Practices ("CGMP") as interpreted by the FDA and EU regulations. CGMP encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. Consequently, continuing compliance with CGMP can be a particularly difficult and expensive part of regulatory compliance, especially since the FDA and certain other analogous governmental agencies have increased the number of regular
inspections   to   determine  compliance.   There   are   similar
regulations in other countries where the Company has manufacturing operations. The EU requires that before a medicinal product can be manufactured and assembled, each person or company who carries out such an operation must hold a manufacturer's license, a product license must be held by the person responsible for the composition of the product, and the manufacture and assembly must be in accordance with the product license. There is also a Directive relating to Good Manufacturing Practice ("GMP") which makes compliance with the principles of GMP compulsory throughout the EU.


  Potential Liability for Current Products. Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from persons who believe they have been injured as a result of their use.

   Extended Protection for Branded Products. The Drug Price Competition and Patent Term Restoration Act of 1984 ("Waxman-Hatch Act") amended both the Patent Code and the Federal Food, Drug, and Cosmetic Act (the "FDC Act"). The Waxman-Hatch Act codified and expanded application procedures for obtaining FDA approval for generic forms of brand-name pharmaceuticals which are off-patent and/or whose market exclusivity has expired. The Waxman-Hatch Act also provides patent extension and market exclusivity provisions for innovator drug manufacturers which preclude the submission or delay the approval of a competing ANDA under certain conditions. One such provision allows a five year market exclusivity period for NDAs involving new chemical compounds and a three year market exclusivity period for NDAs containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision authorizes the extension of patent terms for up to five years as compensation for reduction of the effective life of the patent as a result of time spent in testing for, and FDA review of, an application for a drug approval. Patent terms may also be extended pursuant to the terms of the Uruguay Round Agreements Act ("URAA")or by future legislation. In addition, the FDA Modernization Act of 1997 allows brand name manufacturers to seek six months of additional exclusivity when they have conducted pediatric studies on the drug. Therefore, the Company cannot predict the extent to which the Waxman-Hatch Act, the FDA Modernization Act of 1997, the URAA or future legislation could postpone launch of some of its new products.

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

   The Generic Drug Enforcement Act. The Generic Drug Enforcement Act of 1992, which amended the FDC Act, gives the FDA six ways to penalize anyone that engages in wrongdoing in connection with the development or submission of an ANDA. The FDA can: (i)
permanently or temporarily prohibit alleged wrongdoers from submitting or assisting in the submission of an ANDA; (ii) temporarily deny approval of, or suspend applications to market, particular generic drugs; (iii) suspend the distribution of all drugs approved or developed pursuant to an invalid ANDA; (iv) withdraw approval of an ANDA; (v) seek civil penalties against the alleged wrongdoer; and (vi) significantly delay the approval of any pending ANDA from the same party. The Company has never been the subject of an enforcement action under this or any similar statute but there can be no assurance that restrictions or fines will not be imposed upon the Company in the future.

   Controlled Substances Act. The Company also manufacturers and sells drug products which are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the DEA, a division of the Department of Justice. The Company is licensed by the DEA to manufacture and distribute certain controlled substances. The DEA has a dual mission-law enforcement and regulation.  The  former deals with the illicit  aspects  of  the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for non-compliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed upon the Company in the future.

    Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payors like insurance companies. Management believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have on the Company.

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

   In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences between member states. There is also a Common External Tariff payable on import of medicinal products into the EU, though exemptions are available in respect of certain products which allows duty free importation. Where there is no tariff suspension in operation in respect of a medicinal product, an application can be made to import the product duty free but this is subject to review at European level to establish whether a member state would be able to produce the product in question instead. In addition, some products are subject to a governmental quota which restricts the amount which can be imported duty free.


Financial  Information About Foreign and Domestic Operations  and
Export Sales

      The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for approximately 44% of the Company's revenues in 1998. For certain financial information concerning foreign and domestic operations see Note 20 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.


Environmental Matters

   The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

   The State of California has commenced an action against the Company in the California Superior Court under the State's Safe Drinking Water and Toxic Enforcement Act of 1986 (the "Drinking Water Act") alleging that it failed to include a warning to California users of two of its prescription drugs to the effect that said drugs are known to the State of California to cause cancer or reproductive toxicity. The State further alleges that by violating the Drinking Water Act, the Company is also in violation of the Unfair Competition Act (the "Competition Act"). The Company believes that prescription drugs fall under a "safe-harbor" regulation and the required notice is deemed to be given by giving the FDA mandated product warnings. On this basis, the Company intends to defend this action vigorously. The Company has reason to believe that many other drug manufacturers are relying upon the same regulation and therefore have not given any notice beyond that required by the FDA in connection with the sale of prescription drugs. While the State's action does not request a specific monetary fine, the Company understands that the maximum fine for violation of each of the Drinking Water Act and the Competition Act is $5,000 for each day of violation subject to a four year statute of limitation. The Company believes that this matter will not result in a material liability.

   The Company is presently engaged in administrative proceedings with respect to the air emissions and noise levels at its Oslo plant and soil and acquifier contamination of its Budapest plant. The Company anticipates the need for improvements at both plants; the cost of which has not yet been determined but is not believed to be material to the Company. Certain costs incurred at the Budapest facility are subject to reimbursement obligations of the previous owner.

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

   Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in 1999.

Employees

     As of December 31, 1998, the Company had approximately 3,000 employees, including 1,100 in the U.S. and 1,900 outside of the U.S.


Item 1A.  Executive Officers of the Registrant

      The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

     Each of the Company's corporate officers has been elected to the indicated office or offices of the Registrant, to serve as such until the next annual election of officers of the Registrant (expected to occur June 10, 1999) and until their successor is elected, or until his or her earlier death, resignation or removal.

Name and Position                  Principal  Business Experience
with the Company            Age    During the Past Five Years

E.W. Sissener               70     Chief Executive Officer since
Chairman,  Director   and          June 1994.  Member of the
Chief Executive Officer            Office of the Chief Executive
                                   of the Company July 1991 to
                                   May 1994.  Chairman of the
                                   Company since 1975.
                                   President, Alpharma AS since
                                   October 1994. President,
                                   Apothekernes AS (now AL
                                   Industrier AS) 1972 to 1994.
                                   Chairman of A.L. Industrier AS
                                   since November 1994.

Gert W. Munthe              42     President since May 1998 and
President,  Director  and          Director of the Company since
Chief Operating Officer            June 1994.President and Chief
                                   Executive Officer of NetCom
                                   GSM A.S., a Norwegian cellular
                                   telecommunications company,
                                   1993 to 1998. Executive Vice
                                   President and division
                                   President of Hafslund Nycomed
                                   A.S., a Norwegian energy and
                                   pharmaceutical corporation,
                                   1988 to 1993. President of
                                   Nycomed (Imaging) A.S., a
                                   wholly owned subsidiary of
                                   Hafslund Nycomed A.S., 1991 to
                                   1993. Division President in
                                   charge of the energy business
                                   of Hafslund Nycomed A.S., 1988
                                   to 1991. Mr. Munthe is Mr.
                                   Sissener's son-in-law.

Jeffrey E. Smith            51     Chief Financial Officer and
Vice President, Finance            Vice President since May 1994.
and Chief Financial                Executive Vice President and
Officer                            Member of the Office of the
                                   Chief Executive July 1991 to
                                   May 1994.  Vice President,
                                   Finance of the Company from
                                   November 1984 to July 1991.

Robert F. Wrobel            54     Vice President and Chief Legal
Vice President and Chief           Officer since October of 1997.
Legal Officer                      Vice President and Associate
                                   General Counsel of Duracell
                                   Inc., 1994 to September 1997
                                   and Senior Vice President,
                                   General Counsel and Chief
                                   Administrative Officer of The
                                   Marley Company 1975 to 1993.

Diane M. Cady               44     Vice President, Investor
Vice President, Investor           Relations since November 1996.
Relations                          Vice President, Investor
                                   Relations for Ply Gem
                                   Industries, Inc. 1987 to
                                   October 1996.

Albert N. Marchio, II       46     Treasurer of the Company since
Vice President and                 May 1992. Treasurer of Laura
Treasurer                          Ashley, Inc. 1990 to 1992.

John S. Towler              50     Controller of the Company
Vice President and                 since March 1989.
Controller

Thomas L. Anderson          50     President of the Company's
Vice President and                 U.S. Pharmaceuticals Division
President, U.S.                    since January 1997; President
Pharmaceuticals Division           and Chief Operating Officer of
                                   FoxMeyer Health Corporation
                                   May 1993 to February 1996;
                                   Executive Vice President and
                                   Chief Operating Officer of
                                   FoxMeyer Health Corporation
                                   July 1991 to April 1993.


Bruce Andrews, Vice         52     President of the Company's
President and President,           Animal Health Division since
Animal Health Division             May 1997. Consultant with
                                   Brakke Consulting, Inc. from
                                   1996 through May of 1997,
                                   President of Lifelearn, Inc.
                                   in 1995, and President of the
                                   Cyanamid North American Animal
                                   Health and Nutrition Division
                                   from 1992 to 1994.

Thor Kristiansen            55     President of the Company's
Vice President and                 Fine Chemicals Division since
President, Fine Chemicals          October 1994; President,
Division                           Biotechnical Division of
                                   Apothekernes Laboratorium A.S
                                   1986 to 1994.

Knut Moksnes                48     President of the Company's
Vice President and                 Aquatic Animal Health Division
President, Aquatic Animal          since October 1994; Managing
Health Division                    Director, Fish Health Division
                                   of Apothekernes Laboratorium
                                   A.S 1991 to 1994.

Ingrid Wiik                 54     President of the Company's
Vice President and                 International Pharmaceuticals
President, International           Division since October 1994;
Pharmaceuticals Division           President, Pharmaceutical
                                   Division of Apothekernes
                                   Laboratorium A.S 1986 to 1994.


Item 2.   Properties

Manufacturing and Facilities

   The Company's corporate offices and principal production and technical development facilities are located in the U.S., the United Kingdom, Denmark, Norway and Indonesia. The Company also owns or leases offices and warehouses in the U.S., Sweden, Holland, Finland and elsewhere.

                          Facility
Location         Status     Size    Use
                          (sq.ft.)

Fort Lee, NJ    Leased     37,000   Offices-Alpharma corporate
                                    and AHD headquarters
Oslo, Norway    Leased    204,400   Manufacturing of AHD and FCD
                                    products, Alpharma corporate
                                    offices and headquarters for
                                    IPD,FCD and AAHD
Baltimore, MD   Owned     268,000   Manufacturing and offices for
                                    USPD
Baltimore, MD   Leased     18,000   Research and development for
                                    USPD
Bellevue, WA    Leased     20,000   Warehousing, laboratory and
                                    offices for AAHD
Chicago         Owned     195,000   Manufacturing,warehousing,res
Heights, IL.                        earch and development and
                                    offices for AHD
Columbia, MD    Leased    165,000   Distribution center for USPD
Lincolnton, NC  Owned     138,000   Manufacturing and offices for
                                    USPD
Lowell, AR      Leased     68,000   Manufacturing,warehousing and
                                    offices for AHD
Niagara Falls,  Owned      30,000   Warehousing and offices for
NY                                  USPD
Barnstaple,Engl Owned     250,000   Manufacturing, warehousing
and                                 and offices for IPD
Budapest,Hungar Owned     175,000   Manufacturing,warehousing and
y..                                 offices for FCD
Copenhagen,Denm Owned     345,000   Manufacturing,warehousing,
ark                                 research and development and
                                    offices for IPD and FCD
Jakarta,Indones Owned      80,000   Manufacturing, warehousing,
ia.                                 research and development and
                                    offices for IPD
Lier,Norway. .  Owned     180,000   Manufacturing,warehousing and
 .                                   offices for IPD
Overhalla,Norwa Owned      39,500   Manufacturing,warehousing and
y..                                 offices for AAHD
Vennesla,Norway Owned      81,300   Manufacturing, warehousing
 . .                                 and offices for IPD

The Company believes that its principal facilities described above are generally in good repair and condition and adequate and suitable for the products they produce.


Item 3. Legal Proceedings

   The Company is one of multiple defendants in 80 lawsuits filed in various US Federal District Courts and several State Courts alleging personal injuries and two class actions requesting medical monitoring resulting from the use of phentermine distributed by the Company and prescribed for use in combination with fenfluramine or dexfenfluramine manufactured and sold by other defendants ("Fen-Phen" lawsuits). None of the plaintiffs has specified the amount of his or her monetary demand, but a majority of the lawsuits allege serious injury. The Company has demanded defense and indemnification from the manufacturers from whom it has purchased phentermine and has filed claims against said manufacturers' insurance carriers and the Company's carriers. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The plaintiff in 34 of these lawsuits has agreed to dismiss the Company without prejudice but such dismissals must be approved by the Court. The Company does not expect that the Fen-Phen lawsuits will be material to the Company. It is possible that the Company could later be named as a defendant in some of the additional lawsuits already on file with respect to these drugs or in similar lawsuits which could be filed in the future.


     The Company has received written notice of a claim alleging that it is violating certain third party U.S. patents in the area of electronic reading devices and offering to enter into licensing discussions. While the Company has not completed its analysis of either the validity or applicability of said patents, several material Company manufacturing facilities do use devices and machinery within the general technical area covered by these third party patents. Based upon factors considered reasonable as of this date, the Company has no reason to anticipate that this matter will result in liability material to the Company.


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


      The Company is also subject to an action commenced by the State of California under the State's Safe Drinking Water and
Toxic Enforcement Act of 1986. (See "Environmental Matters").

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.


                            PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters

Market Information

     The Company's Class A Common Stock is listed on the New York
Stock Exchange ("NYSE"). Information concerning the 1998 and 1997 sales prices of the Company's Class A Common Stock is set forth in the table below.

                              Stock Trading Price
                          1998                     1997
     Quarter         High      Low            High       Low

   First           $24.31    $18.94        $15.13      $11.38
   Second          $23.00    $19.75        $18.13      $13.50
   Third           $26.31    $21.44        $23.50      $15.25
   Fourth          $36.94    $22.56        $23.88      $21.25
      As of December 31, 1998 and March 10, 1999 the Company's stock closing price was $35.31 and $41.38, respectively.

Holders

      As of March 10, 1999, there were 1,609 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97% of the outstanding Class A Common Stock as a nominee.

Dividends

       The   Company  has  declared  consecutive  quarterly  cash
dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 1998 and 1997 were $.045 per quarter or $.18 per year.

Item 6.   Selected Financial Data

      The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 1998 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

Income Statement Data
                                   Years Ended December 31,
                        1998(4)    1997     1996(3)    1995    1994(2)

Total revenue           $604,584  $500,288 $486,184  $520,882   $469,263


Cost of sales           351,324  289,235   297,128   302,127   275,543

 Gross profit           253,260  211,053   189,056   218,755   193,720

Selling, general and
 administrative expense 188,264  164,155   185,136   166,274   177,742

Operating income         64,996    46,898    3,920     52,481    15,978

Interest expense        (25,613)  (18,581) (19,976)  (21,993) (15,355)


Other income
 (expense), net           (400)      (567)    (170)     (260)   1,113

Income (loss) before
 income taxes and
 extraordinary item     38,983    27,750    (16,226)  30,228    1,736

Provision (benefit)
 for income taxes        14,772   10,342     (4,765)  11,411    3,439

Income (loss) before
 extraordinary item     $24,211 $ 17,408   $(11,461)  18,817   $(1,703)

Net income (loss) (1)   $24,211 $ 17,408   $(11,461)  18,817   $(2,386)

Average number of
 shares outstanding:
  Diluted                26,279   22,780     21,715    21,754    21,568

Earnings (loss) per
 share: Diluted
  Income (loss)
   before
extraordinary           $   .92  $   .76   $  (.53)  $   .87   $  (.08)
   item
  Net income (loss)     $   .92  $   .76   $  (.53)  $   .87   $  (.11)

 Dividend per common
  share                 $   .18  $   .18   $   .18   $   .18   $   .18




(1) Net loss includes: 1994 - extraordinary item - loss on extinguishment of debt ($683).

(2) 1994 includes transaction costs relating to the combination with Alpharma Oslo and Management Actions which are included in cost of goods sold ($450) and selling, general and administrative ($24,200). Amounts net after tax of approximately $17,400 ($0.81 per share).

(3) 1996 includes Management Actions relating to production rationalizations and severance which are included in cost of
     goods       sold   ($1,100)   and   selling,   general   and
     administrative ($17,700). Amounts net after tax of approximately $12,600 ($0.58 per share).

(4) 1998 includes results of operations from date of acquisition of Cox Pharmaceuticals (May 1998) and non-recurring charges related to the Cox acquisition which are included in cost of sales ($1,300) and selling, general and administrative ($2,300). Charges, net after tax, were approximately $3,130 ($0.12 per share).

                                 As of December 31,
Balance Sheet Data         1998(1)             1997      1996      1995
1994

Current assets           $335,484  $273,677  $274,859  $282,886  $250,499
Non-current assets        573,452   358,189   338,548   351,967   341,819

 Total assets           $908,936  $631,866  $613,407  $634,853  $592,318
Current liabilities      $170,437  $133,926  $155,651  $169,283  $154,650
Long-term debt, less
  current maturities      429,034   223,975   233,781   219,451   220,036
Deferred taxes and
  other non-current
  liabilities              42,186    35,492    37,933    40,929    36,344
Stockholders' equity      267,279   238,473   186,042   205,190   181,288
  Total liabilities
  and equity             $908,936  $631,866  $613,407  $634,853  $592,318
(1)  Includes   accounts   from  date  of  acquisition   of   Cox
     Pharmaceuticals (May 1998).


Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Overview

      1998 and 1997 were years in which operations improved relative to the preceding year. Both years included a number of significant transactions which the Company believes will enhance future growth. Such transactions include:

1998

         In  March  the Company issued $192.8 million  of  5.75%
       Convertible Subordinated Notes due in 2005.

         In  May  the  Company's  International  Pharmaceuticals
       Division  ("IPD") purchased the Cox Generic Pharmaceutical
       business   ("Cox")  conducted  primarily  in  the   United
       Kingdom for approximately $198.0 million.

         In November the Company's IPD purchased a generic pharmaceutical product line in Germany for $13.3 million.

         In November the Company acquired pursuant to a tender offer approximately 93% of the outstanding warrants which were to have expired on January 3, 1999 with common stock with a market value of approximately $37.0 million. Subsequent to December 31, 1998 the majority of the remaining warrants were exercised for $4.4 million in cash.

         In  December  the  Company's  Fine  Chemicals  Division
       ("FCD") purchased a fine chemical manufacturing plant in Budapest, Hungary for $8.4 million.

         During the year the Company commenced negotiations (completed in January 1999) to replace its Revolving Credit Facility and existing domestic short term credit lines with a comprehensive syndicated facility which provides for increased borrowing capacity of up to $300.0 million.

1997
         The Company raised $56.4 million by issuing Class B stock through a stock subscription ($20.4 million) and Class A stock through a rights offering ($36.0 million).

         The Animal Health Division ("AHD") acquired the worldwide decoquinate ("Deccoxr") product and business from a major pharmaceutical company. The product is an anticocidial feed additive which provides AHD with its first major product in the cattle industry.

          The FCD purchased a worldwide polymyxin business which complements its existing polymyxin business.

         Both the U.S. Pharmaceuticals Division ("USPD") and the IPD completed partnership alliances and marketing agreements to broaden their product lines.

1996

      Results in 1996 included charges for Management Actions. In addition, operations were negatively affected by external market conditions. The factors which combined to produce a loss in 1996 and the status of these factors in 1997/1998 are as follows:

  1996  charges  for  Management Actions  -  approximately  $12.6 million after tax.

         Rationalization  of  the  IPD's  selling  and  marketing
     organization  in  Scandinavia  resulting  in   charges   for
     severance. Rationalization completed in 1997.

        Commencement of an IPD plan to transfer all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway resulting in charges for severance, asset write-offs and other exit costs. Transfer completed in late 1998.

        Commencement of a USPD plan to accelerate the move of production from locations in New Jersey and New York to an existing plant in Lincolnton, North Carolina resulting in charges for severance, asset write-offs and other exit costs. Completed in 1997, benefits realized in 1997 and 1998 due to more efficient production in the USPD.

        Rationalization of the AHD and USPD organizations to address current competitive conditions in their respective industries resulting in charges for severance and other termination benefits. Rationalization completed in 1997.

 1996 External Factors.

        Fundamental shift in generic pharmaceutical industry distribution, purchasing and stocking patterns resulting in significantly lower sales and prices in the USPD. USPD sales have increased in both 1997 and 1998 in a more orderly market; however, there is continuing but significantly lessened pressure on pricing relative to 1996.

        Significant bad debt expense due to the bankruptcy of a major wholesaler to the USPD and collection difficulties in certain international markets. No major bankruptcies occurred in 1997 and 1998, but collection of certain accounts remains slow in certain international markets.

       High feed grain prices in the animal health industry which resulted in lower industry usage of feed additive products supplied by AHD and increased competition among feed additive suppliers. Grain prices were at more normal levels in 1997 and 1998. Competitive conditions continue.


Results of Operations

      Comparison  of year ended December 31, 1998 to  year  ended
December 31, 1997.

      For the year ended December 31, 1998 revenue was $604.6 million, an increase of $104.3 million (20.8%) compared to 1997. Operating income was $65.0 million, an increase of $18.1 million, compared to 1997. Net income was $24.2 million ($.92 per share) compared to a net income of $17.4 million ($.76 per share) in 1997. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced net income by $3.1 million ($.12 per share).

                       Acquisition of Cox

      All comparisons of 1998 results to 1997 are affected by Cox which was acquired in May of 1998 for a total purchase price including direct costs of acquisition of approximately $198 million. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox's main operations (which primarily consist of a manufacturing plant, warehousing facilities and a sales organization) are located in the United Kingdom with distribution and sales operations located in Scandinavia and the Netherlands. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom. Exports account for approximately 10% of its sales.

      The Company financed the $198 million purchase price and related debt repayments from borrowings under its then existing long-term Revolving Credit Facility and short-term lines of credit. The $180 million Revolving Credit Facility ("RCF") was used to fund the principal portion of the purchase price. At the end of March 1998, the Company repaid approximately $162 million of borrowings under the RCF with the proceeds from the issuance of $193 million of convertible subordinated notes. Such repayment created the capacity under the RCF to incur the borrowings used to finance the acquisition of Cox.

      The acquisition was accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed and the results of operations are included from the date of acquisition.

      The purchase of Cox had a significant effect on the results of operations of the Company for the year ended December 31, 1998. Cox is included in IPD.

     For the approximate eight month period included in 1998, Cox contributed sales of $62.1 million and operating income, exclusive of non-recurring acquisition related charges, of $5.2 million. Operating income is reduced by the amortization of goodwill totaling approximately $3.0 million. Interest expense increased by approximately $8.0 million reflecting the financing of the acquisition primarily with long-term debt.

     Acquisition charges required by generally accepted accounted principles and recorded in the second quarter of 1998 included the write-up of inventory to fair value and related write-off on the sale of the inventory of $1.3 million, a write-off of in-process research and development ("R&D") of $2.1 million and severance of certain employees of the IPD of $0.2 million. Because in-process R&D is not tax benefited the one-time charges were $3.1 million after tax or $.12 per share.

                            Revenues

      Revenues increased $104.3 million in 1998 despite currency translation of international sales into U.S. dollars which reduced reported sales by over $20.0 million. Increases in revenues and major components of change for each division in 1998 compared to 1997 are as follows:

      Revenues in IPD increased by $59.0 million due to the Cox acquisition ($62.1 million), increased volume for existing and other new and other acquired products ($14.0 million) offset by translation of IPD sales in local currencies into the U.S. dollar ($17.1 million). Revenues in USPD increased $23.4 million due primarily to volume increases in existing and new products and revenue from licensing activities offset slightly by lower net pricing. FCD revenues increased $14.4 million due mainly to volume increases in vancomycin and polymyxin. AHD revenues increased $7.9 million due primarily to sales of the Deccox product line acquired in 1997. Aquatic Animal Health Division ("AAHD") sales increased $3.7 million due principally to increased sales of AlphaMax, a treatment for salmon lice.

                          Gross Profit

     On a consolidated basis gross profit increased $42.2 million with margins at 41.9% in 1998 compared to 42.2% in 1997. Included in 1998 results is the non-recurring charge of $1.3 million related to the write-up and subsequent sale of acquired Cox inventory. Without the charge overall gross profit percentages would be essentially the same for both years. Gross profit dollars were positively affected by volume increases for existing and new products in all divisions and the acquisition of Cox offset by increased costs incurred by IPD in the transfer of production from Copenhagen to Lier and currency translation effects primarily in IPD. On an overall basis pricing had a minor positive effect.

                       Operating Expenses

      Operating expenses increased by $24.1 million in 1998 on a consolidated basis. Included in 1998 operating expenses is a charge for in-process R&D of $2.1 million and IPD employee severance of $.2 million resulting from the Cox acquisition.
Operating  expenses  in  1998  were  30.8%  of  revenues   (31.1%
including the Cox acquisition charges) compared to 32.8% of revenues in 1997. Operating expenses increased primarily due to the acquisition of Cox including goodwill amortization, increased selling and marketing expenses due to higher revenues, increased general and administrative expenses due to targeted increases in staffing and increased incentive programs offset slightly by translation of costs incurred in foreign currencies.

                        Operating Income

      Operating  income  as reported in 1998 increased  by  $18.1 million. The Company believes the change in operating income can be approximated as follows:

($ in millions)      IPD   USPD    FCD    AHD   AAHD  Unalloc  Total
                                                         .

1997 Operating
 income             $11.0   4.1    9.4   32.0   2.8   (12.4)   $46.9
Acquisition
 charges - Cox      (3.6)    -      -      -     -      -      (3.6)
Cox operating        5.2   -      -      -     -      -        5.2
income
Net margin
 improvement due
to  volume, new
products and price   5.9  10.5    7.7    9.8   3.0    -       36.9
(Increase) in
 production and
 operating
expenses,
 net                (7.1)  (3.5)  (.1)   (4.1) (1.9)   (.6)   (17.3)
Translation and
 other              (3.4)   -      .5     .1   (.3)     -     (3.1)

1998 Operating       $8.0  11.1   17.5   37.8   3.6   (13.0)   $65.0
 income


                  Interest Expense/Other/Taxes

      Interest expense increased in 1998 by $7.0 million due primarily to the acquisition of Cox. Lower interest rates and positive cash flow from operations which lowered debt levels required for operations relative to 1997, offset a portion of the increased interest from acquisitions.

     The provision for income taxes was 37.9% in 1998 compared to 37.3% in 1997. The slight increase in 1998 results from a 1.7% rate increase due to the write-off of in-process R&D which is not tax benefited, a .7% rate increase due to non-deductible goodwill resulting from the Cox acquisition offset partially by higher tax credits and lower statutory tax rates on foreign earnings.


Results of Operations

Comparison  of  Year  Ended  December  31,  1997  to  Year  Ended
December 31, 1996.

      For the year ended December 31, 1997 revenue was $500.3 million, an increase of $14.1 million (2.9%) compared to 1996. Operating income was $46.9 million, an increase of $43.0 million, compared to 1996. Net income was $17.4 million ($.76 per share) compared to a net loss of $11.5 million ($.53 per share) in 1996.

      Net income in 1996 was reduced by approximately $12.6 million ($.58 per share) for severance related to a reorganization of the IPD sales and marketing function in the Nordic countries, charges and expenses resulting from production rationalization plans in the IPD and the USPD and additional Management Actions in the AHD. (See section "Management Actions.")

                            Revenues

      On an overall basis revenues increased $14.1 million. 1997 revenues compared to 1996 were reduced by over $20.0 million due to translation of sales in foreign currency into the U.S. dollar.
Revenue changes by division are as follows:

     Revenues increased by $3.1 million in the USPD due primarily to increased volume in a number of Rx and OTC products including products introduced in the past three years. The increased volume was partially offset by lower net selling prices resulting from the continuation of programs initiated by major wholesalers in the second half of 1996 which fundamentally shifted generic pharmaceutical industry distribution purchasing and stocking patterns. In IPD overall volume and pricing were up on a local currency basis. However, IPD revenues were lower by $7.9 million primarily as a result of the effect of translation of sales in Scandinavian currencies into the U.S. dollar. A substantial majority of the translation effect was recognized in the IPD. For the year 1997 average exchange rates for Scandinavian currencies where IPD conducts a substantial portion of its business had declined by 10%-14% compared to 1996. Sales in the FCD increased by $2.6 million principally due to higher volume.

      AHD  revenues  increased  $12.4 million  primarily  due  to increased volume of most major products, as well as the acquisition of the Deccox business in September 1997. AAHD revenues increased $3.0 million compared to 1996 due primarily to increased sales in the Norwegian fish vaccine market resulting from both new product volume and increased market share of existing products.

                          Gross Profit

      On  a  consolidated  basis, gross  profit  increased  $22.0 million  and the gross margin percent increased to 42.2% in  1997 compared to 38.9% in 1996.

      The increase in dollars and percent was the result of a number of factors. USPD gross profits accounted for the majority of the increase and improved as a result of lower manufacturing costs in the aggregate (due to the transfer of production and closing of two marginal facilities as part of Management Actions in 1996) and increased production efficiencies in the two remaining core facilities. Offsetting savings in production costs were lower net selling prices in the UPSD. IPD had increased gross profits in local currencies but decreased in the aggregate when translated into U.S. dollars. FCD gross profits increased marginally compared to 1996.

      AHD gross profits increased due to increased volume (both existing products and Deccox) offset partially by somewhat lower pricing. AAHD gross profits increased due to higher margin products introduced in 1997.

                       Operating Expenses

      Operating expenses on a consolidated basis decreased $21.0 million or 11.3%. Included in operating expenses in 1996 were charges incurred for Management Actions totaling $17.7 million. (See section "Management Actions"). The following table compares operating expenses for the year with and without Management
Actions:

  ($ in millions)                         1997         1996

  Operating expenses as reported        $164.2       $185.1

  Management actions - 1996                -          (17.7)
                                        $164.2       $167.4

  As a % of revenues                      32.8%        34.4%

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

      The Company believes the change in operating income from 1996 to 1997 can be approximated as follows:


($ in millions)      IPD   USPD    FCD    AHD   AAHD  Unalloc  Total
                                                         .

1996 Operating
 income(loss)        $2.5  (19.2)   8.5   21.0  (.3)    (8.6)   $3.9
Add back 1996
 management           8.1   5.7     -     4.5    -       .5    18.8
actions
     Sub-total       10.6  (13.5)   8.5   25.5  (.3)   (8.1)   22.7
Net margin change
 due to volume,
new products and
price                 3.9  (3.3)   3.8    6.6   3.8     -      14.8
(Increase)decrease
 in production and
 operating expenses,
 net                 (3.1)   20.8  (2.9)  (.4)   (.4)   (4.0)   10.0
Translation and
 other               (.4)      .1     -    .3    (.3)    (.3)   (.6)

1997 Operating
 income             $11.0   4.1    9.4   32.0   2.8   (12.4)   $46.9

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


Management Actions

      In December 1994, after the acquisition of Alpharma Oslo from A.L. Industrier, and continuing to some degree in 1995 the Company announced a number of Management Actions which included staff reductions and certain product line and facilities rationalizations as a first step toward realizing combination synergies and maximizing the overall position of the newly combined Company.

      In the first quarter of 1996, the Company announced the reorganization of the IPD sales and marketing organization in Scandinavia. The reorganization resulted in severing 30 personnel at a cost of $1.9 million. IPD estimates the annual expense reduction by 1997 from this action at over $1.0 million.

      In the second quarter of 1996, the Board of Directors approved an IPD production rationalization plan which included the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer was completed in late 1998 and resulted in a net reduction of approximately 100 employees. The rationalization plan resulted in a charge in the second quarter of 1996 for severance for Copenhagen employees, an impairment write-off for certain buildings and machinery and equipment and other exit costs.

      In 1995, the Company announced a plan by USPD to move all suppositories and cream and ointment production from two locations to the Lincolnton, North Carolina location. In the second quarter of 1996, USPD prepared a plan to accelerate the previously approved plan for consolidation of the manufacturing operations within USPD. The Board of Directors approved the acceleration in May 1996.

      The acceleration plan included the discontinuing of all activities in two USPD manufacturing facilities in New York and New Jersey and the transfer of all pharmaceutical production from those sites to the facility in Lincolnton, North Carolina. The plan provided for complete exit by early 1997 and resulted in a net reduction of over 150 employees. The acceleration plan resulted in a second quarter charge in 1996 for severance of employees, a write-off for leasehold improvements and machinery and equipment and significant exit costs including estimated remaining lease costs and facility refurbishment costs. In the third quarter of 1996, the Company sold its tablet business which was located in New Jersey and sub-leased the New Jersey location. The sale provided net proceeds of approximately $0.5 million and resulted in the adjustment of certain accruals for exit costs made in the second quarter which contemplated the shut down of the facility.

      In the second half of 1996, additional Management Actions included a reorganization at USPD which resulted in severing 15 employees and a reorganization of the AHD business practices and staffing levels which resulted in severing and/or early retirement of 33 employees and other exit costs.

      As a result of the 1996 reorganizations in USPD and AHD the Company believes annual payroll and payroll related costs of $2.5 million were eliminated. The production rationalization plans have benefited operations in 1997 and 1998 for USPD and are expected to begin to benefit operations in IPD in 1999.

      The Company believes the dynamic nature of its business may present additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, similar management actions may be considered in the future and could be material to the results of operations in the quarter they are announced.

Inflation

      The effect of inflation on the Company's operations during 1998, 1997 and 1996 was not significant.

Liquidity and Capital Resources

      At December 31, 1998, stockholders' equity was $267.3 million compared to $238.5 million and $186.0 million at December 31, 1997, and 1996, respectively. The ratio of long-term debt to equity was 1.61:1, 0.94:1 and 1.26:1 at December 31, 1998, 1997
and 1996, respectively. The increase in stockholders' equity in 1998 primarily reflects net income in 1998 less dividends and the issuance of common stock in 1998 through the exercise of stock options and purchases under the employee stock purchase plan. The increase in long-term debt from 1997 to 1998 was due primarily to the acquisition of Cox in May 1998.

      Working capital at December 31, 1998 was $165.0 million compared to $139.8 million and $119.2 million at December 31, 1997 and 1996, respectively. The current ratio was 1.97:1 at December 31, 1998 compared to 2.04:1 and 1.77:1 at December 31, 1997 and 1996, respectively.

      The Cox acquisition substantially increased the following balance sheet captions: accounts receivable ($17.7 million), inventory ($17.1 million), property, plant and equipment ($33.9 million), intangible assets ($160.0 million), and accounts payable and accrued expenses ($17.7 million). Additionally at year end accounts receivable increased by over $22.0 million due to significantly higher fourth quarter 1998 sales relative to 1997.

      The Company presently has various capital expenditure programs under way and planned including the expansion of the newly acquired FCD facility in Budapest, Hungary. In 1998, the Company's capital expenditures were $31.4 million, and in 1999 the Company plans to spend a greater amount than in 1998.

      In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which UPSD will provide up to $40 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12 million of the proceeds of the Loans can be used for general corporate purposes, with $28 million of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. While exact timing cannot be predicted, it is expected the $40.0 million will be advanced in the next two years.

      At December 31, 1998, the Company had $65.8 million available under existing short-term unused lines of credit and $14.4 million in cash. In January 1999, the Company replaced its prior $180.0 million revolving credit facility and domestic short term lines of credit with a $300.0 million credit facility ("1999 Credit Facility"). In addition, European short term credit lines were set at $30.0 million. The 1999 Credit Facility provides for a $100.0 million six year term loan and a $200.0 million revolving credit facility with an initial five year term with two possible one year extensions. The 1999 Credit Facility extends the maturities under prior agreements and allows the Company additional financing flexibility. Comparing year end debt amounts for the prior Revolving Credit, domestic short term debt and the A/S Eksportfinans loan (all of which were refinanced in the first quarter 1999), to the 1999 Credit Facility the Company has approximately $95.0 million available. Comparing the 1999 European line of credit to the year end short term debt balance, the Company has over $10.0 million available. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs.

      A substantial portion of the Company's short-term and long-term debt is at variable interest rates. During 1999, the Company will consider entering into interest rate agreements to fix interest rates for all or a portion of its variable debt to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into "plain vanilla" agreements to fix interest rates for existing debt if it is deemed prudent.

      In addition to investments for internal growth, the Company has continued its pursuit of complementary acquisitions or alliances, particularly in human pharmaceuticals, that can provide new products and market opportunities as well as leverage existing assets. In order to accomplish any significant acquisition, it is likely that the Company will need to obtain additional financing in the form of equity related securities and/or borrowings. Any significant new borrowings require the Company meet the debt covenants included in the 1999 Credit Facility which provide for varying interest rates based on the ratio of total debt to EBITDA.

Year 2000

General

      The Year 2000 ("Y2K") issue is primarily the result of certain computer programs and embedded computer chips being unable to distinguish between the year 1900 and 2000. As a result, the Company along with all other business and governmental entities, is at risk for possible miscalculations of a financial nature and systems failures which may cause disruptions in its operations. The Company can be affected by the Y2K readiness of its systems or the systems of the many other entities with which it interfaces, directly or indirectly.

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

       The   Company  and  the  divisions  have  organized  their
activities and are monitoring their progress in each area by the following four phases:

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

State of Readiness

     The Company summarizes its divisions' state of readiness at December 31, 1998 as follows:

Information Systems and Hardware

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   100%                 Completed
2                   95 - 100%            1st Quarter 1999
3                   70 -  80%            2nd Quarter 1999
4                   50 -  90%            3rd Quarter 1999


Embedded Factory Systems

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   90 - 100%            1st Quarter 1999
2                   85 - 100%            1st Quarter 1999
3                   35 -  85%            3rd Quarter 1999
4                   35 -  85%            3rd Quarter 1999

Third Party Relationships

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   50 - 100% (a)        2nd Quarter 1999(a)
2                   55 -  90%  (a)       2nd Quarter 1999(a)
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


Cost

     The Company expects the costs directly associated with its Y2K efforts to be between $3.0 and $4.0 million of which approximately $1.3 has been spent to date. The cost estimates do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

Risks

     The   Company   has  identified  the  following  significant
reasonably possible Y2K problems and is considering related contingency plans.

      Possible problem: the inability of significant sole source suppliers of raw materials or active ingredients to provide an uninterrupted supply of material necessary for the manufacture of Company products. Since various drug regulations will make the establishment of alternative supply sources difficult, the Company is considering building inventory levels of critical materials prior to December 31, 1999.

     Possible problem: the failure to properly interface caused by noncompliance of significant customer operated electronic ordering systems. The Company is considering plans to manually process orders until these systems become compliant.

     Possible problem: the shutdown or malfunctioning of Company manufacturing equipment. The Company will advance internal clocks to the year 2000 on certain key equipment during scheduled plant shutdowns in 1999 to determine the effect on operations and develop plans, as necessary, for manual operations or third party contract manufacturing.

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

Derivative Financial Instruments-Market Risk and Risk Management
Policies

      The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company's risk management practice includes the selective use, on a limited basis, of forward foreign currency exchange contracts and interest rate agreements. Such instruments are used for purposes other than trading.

     Foreign currency exchange rate movements create fluctuations in U.S. dollar reported amounts of foreign subsidiaries whose local currencies are their respective functional currencies. The Company has not used foreign currency derivative instruments to manage translation fluctuations. The Company and its respective subsidiaries primarily use forward foreign exchange contracts to hedge certain cash flows denominated in currencies other than the subsidiary's functional currency. Such cash flows are normally represented by actual receivables and payables and anticipated receivables and payables for which there is a firm commitment.

      At December 31, 1998 the Company had forward foreign exchange contracts with a notional amount of $17,300. The fair market value of such contracts is essentially the same as the notional amount. All contracts expire in the first quarter of 1999. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be approximately $1.0 million and generally would be offset by the change in value of the hedged receivable or payable.

      At December 31, 1998 the Company has no interest rate agreements outstanding. The Company is considering entering into interest rate agreements in 1999 to fix the interest rate on a portion of its long term debt.

Recent Accounting Pronouncements

      In  June  1998,  the Financial Accounting  Standards  Board
(FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

                      Government Regulation

      The research, development, manufacturing and marketing of the Company's products are subject to extensive government regulation. Government regulation includes inspection of and controls over testing, manufacturing, safety, efficacy, labeling, record keeping, sale and distribution of pharmaceutical products. The U.S. and other governments regularly review manufacturing operations. Noncompliance with applicable requirements can result in fines, recall or seizure of products, suspension of production and debarment of individuals or the Company from obtaining new drug approvals. Such government regulation substantially increases the cost of manufacturing and selling the Company's products.

      The Company has filed applications to market its products with regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly affect future revenues and income, particularly with respect to human pharmaceuticals at the end of third parties patent protection. There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain approvals, or timing of approvals when expected, could have a material adverse effect on the Company's business.

      The use of bacitracin zinc, a feed antibiotic growth promoter, is being banned for use in livestock feeds in the European Union, effective 1st July, 1999. The Company is attempting to reverse or limit this action, that affects its Albac product, by political and legal means. Although no assurance of success can be given, it is the Company's belief that strong scientific evidence exists to refute the EU action. In addition, certain other countries have enacted or are considering a similar ban. If the loss of Albac sales is limited to the European Union and those countries that have already taken similar action, the Company does not anticipate a material adverse effect. If either (a) other countries more important to the Company's sales of bacitracin based products should ban the product or (b) the European Union should act to prevent the importation of meat products from countries that allow the use of bacitracin based products, such actions could depending on their scope, be materially adverse to the Company. The Company cannot predict whether the present bacitracin zinc ban will be expanded.

                 Risks Associated with Leverage

      As of December 31, 1998, the Company had total outstanding long-term indebtedness of approximately $429.0 million, or approximately 62% of the Company's total capitalization. After refinancing of its long-term debt in January 1999 the Company may incur approximately $105.0 million additional indebtedness through borrowings under its credit agreements, subject to the satisfaction of certain financial conditions. The Company's leverage could have important consequences, including the following: (i) the ability to obtain additional financing may be limited; (ii) the operating flexibility is limited by covenants contained in the credit agreements, and (iii) the degree of leverage makes it more vulnerable to economic downturns, may limit its ability to pursue other business opportunities and reduces its flexibility. In addition, the Company believes that it has greater leverage on its balance sheet than many of its competitors.

               Risks Associated with Acquisitions

     The Company maintains its search for acquisitions which will provide new product and market opportunities, leverage existing assets and add critical mass. The Company is actively evaluating various acquisition possibilities. Based on current acquisition prices in the pharmaceutical industry, acquisitions could initially be dilutive to the Company's earnings and add significant intangible assets and related goodwill amortization charges. The Company's acquisition strategy will require additional debt or equity financing, resulting in additional leverage and dilution of ownership, respectively. There can be no assurance that the Company's acquisition strategy will be successful.

        Foreign Operations; Risk of Currency Fluctuation

      The Company's foreign operations are subject to various risks which are not present in domestic operations, including, in certain countries, currency exchange fluctuations and restrictions, political instability, and uncertainty as to the enforceability of, and government control over, commercial rights.

      The Company's Far East operations, particularly Indonesia where the Company has a manufacturing facility, are being affected by the wide currency fluctuations and decreased economic activity in the Far East and by the social and political unrest in Indonesia. While the Company's present exposure to economic factors in the Far East is not material, the region is an important area for anticipated future growth.

      Products in many countries recognized to be susceptible to significant foreign currency risk are generally sold for U.S. dollars which eliminates the direct currency risk but can create a risk of collectibility if the local currency devalues significantly.

                  Fluctuating Operating Results

     The Company has experienced in the past, and will experience in the future, variations in revenues and net income as a result of many factors, including acquisitions, delays in the introduction of new products, the level of expenses, management actions and the general conditions of the pharmaceutical and animal health industry.

                           Competition

       All   of  the  Company's  businesses  operate  in   highly
competitive markets and many of the Company's competitors are substantially larger and have greater financial, technical and marketing resources than the Company. As a result, the Company may be at a disadvantage in its ability to develop and market new products to meet competitive demands.

      The U.S. generic pharmaceutical industry has historically been characterized by intense competition. As patents and other basis for market exclusivity expire, prices typically decline as generic competitors enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increase. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition brand-name manufacturers frequently take actions to prevent or discourage the use of generic equivalents through marketing and regulatory activities and litigation.

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

      The factors which have adversely affected the U.S. generic pharmaceutical industry may also affect some or all of the markets in which the International Pharmaceutical Division operates. In addition, in Europe the Company is encountering price pressure from parallel imports (i.e., imports of identical products from lower priced markets under EU laws of free movement of goods) and general governmental initiatives to reduce drug prices. Parallel imports could lead to lower volume growth. Both parallel imports and governmental cost containment could create downward pressure on prices in certain product and geographical market areas including the Nordic countries where the Company has significant sales.

     The Company has been and will continue to be affected by the competitive and changing nature of this industry. Accordingly, because of competition, the significance of relatively few major customers (e.g., large wholesalers and chain stores), a rapidly changing market and uncertainty of timing of new product approvals, the sales volume, prices and profits of the Company's U.S. and International Pharmaceutical Divisions and its generic competitors are subject to unforeseen fluctuation.


Dependence on Single Sources of Raw Material Supply and Contract
                          Manufacturers

      Raw materials and certain products are currently sourced from single domestic or foreign suppliers. Although the Company has not experienced difficulty to date, there can be no assurance that supply interruptions will not occur in the future or that the Company will not have to obtain substitute materials or products, which would require additional regulatory approvals. Further, there can be no assurance that third parties that supply the Company will continue to do so. Any interruption of supply could have a material adverse effect on the Company.

           Third Party Reimbursement Pricing Pressures

      The Company's commercial success with respect to generic products will depend, in part, on the availability of adequate reimbursement from third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. There can be no assurance that reimbursement will be available to enable the Company to maintain its present product price levels. In addition, the market for the Company's products may be limited by actions of third-party payers. For example, many managed health care organizations are now controlling the pharmaceutical products which will be approved for reimbursement. The competition to place products on these approved lists has created a trend of downward pricing pressure in the industry. There can be no assurance that the Company's products will be included on the approved lists of managed care organizations or that downward pricing pressures in the industry generally will not negatively impact the Company's business.

            Potential Liability for Current Products

      Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases these studies have resulted in the removal of products from the market and have given rise to claims for damages from previous users. The Company's business could be materially adversely affected by the assertion of such product liability claims.

  Relationship of the Company and A.L. Industrier; Controlling
               Stockholder; Conflicts of Interest

      A.L. Industrier, ("Industrier") as the beneficial owner of 100% of the outstanding shares of the Class B Stock, is presently entitled to elect two-thirds of the members of the Company's Board of Directors and to cast more than 50% of the votes generally entitled to be cast on matters presented to the Company's stockholders. Secondly, Industrier controls the Company and its policies. Mr. Sissener, Chairman and Chief Executive Officer of the Company, controls a majority of Industrier's outstanding shares and thus may be deemed the indirect controlling stockholder of the Company. Industrier's ownership of the Class B Stock has the effect of preventing hostile takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over current market prices.
Industrier also beneficially owns a convertible note of the Company in the principal amount of $67.9 million, which may convert upon the occurrence of certain events after April 6, 2001 into 2,373,896 shares of Class B Stock. In addition, Mr. Sissener and his family hold 346,668 shares of Class A Common Stock.

      E.W. Sissener, Chairman and Chief Executive Officer of the Company, is also Chairman of Industrier and controls Industrier. Gert Munthe, President and Chief Operating Officer of the Company, is a director of Industrier. The Company and Industrier engage in various transactions from time to time, and conflicts of interest are present with respect to the terms of such transactions. The Company believes that contractual arrangements with Industrier are no less favorable to the Company than other third party contracts that are negotiated on an arm's length basis. All contractual arrangements between the Company and Industrier are subject to approval by, or ratification of, the Audit Committee of the Board of Directors of the Company consisting of directors who are unaffiliated with Industrier.

                            Year 2000

     See previous section included in Item 7.


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


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1999, which Proxy Statement will be filed on or prior to April 15, 1999, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  Executive Compensation

      The information to be set forth under the subcaption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 10, 1999, which Proxy Statement will be filed on or prior to April 15, 1999, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

      The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on June 10, 1999, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 1999.

      There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

      The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on June 10, 1999, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 1999.

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

      10.2    $300,000,000 Credit Agreement among  Alpharma  U.S.
Inc. as Borrower, Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated January 20, 1999, is filed as an Exhibit to this report.

      10.3 Purchase Agreement, dated as of March 25, 1998, by and among the Company, SBC Warburg Dillion Read Inc., CIBC Oppenheimer Corp. and Cowen Company was filed as Exhibit 1.1 of the Company's Form 8-K, dated as of March 30, 1998 and is incorporated by reference.

      10.4 Indenture, dated as of March 30, 1998, by amd among the Company and First Union National Bank, as trustee, with respect to the 5 _% Convertible Subordinated Notes due 2005 was filed as Exhibit 4.1 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

      10.5 Note Purchase Agreement dated March 5, 1998 and Amendment No. 1 thereto dated March 25, 1998 by and between the Company and A.L. Industrier A.S. was filed as Exhibit 1.2 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

      Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 1997 will be furnished to the Commission upon request.

      10.6 Parent Guaranty, made by the Company in favor of Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated September 28, 1994 was filed as Exhibit
10.2 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.7 Parent Guaranty, made by the Company in favor of Union Bank of Norway, as agent and arranger, and Den norske Bank
AS, as co-arranger, dated January 20, 1999 is filed as an Exhibit to this report.

      10.8 Restructuring Agreement, dated as of May 16, 1994, between the Company and Apothekernes Laboratorium A.S (now known as A.L. Industrier AS) was filed as Exhibit A to the Definitive Proxy Statement dated August 22, 1994 and is incorporated herein by reference.

      10.9 Employment Agreement dated January 1, 1987, as amended December 12, 1989, between I. Roy Cohen and the Company and A.L. Laboratories, Inc. was filed as Exhibit 10.3 to the Company's 1989 Annual Report on Form 10-K and is incorporated herein by reference.

      10.10 Control Agreement dated February 7, 1986 between Apothekernes Laboratorium A.S (now known as A.L. Industrier AS) and the Company was filed as Exhibit 10.10 to the Company's 1985 Annual Report on Form 10-K and is incorporated herein by reference.

      10.11 Amendment to Control Agreement dated October 3, 1994 between A.L. Industrier AS (formerly known as Apothekernes Laboratorium A.S) and the Company was filed as Exhibit 10.6 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.12   Amendment to Control Agreement dated  December  19,
1996  between  A.L. Industrier AS and the Company  was  filed  as
Exhibit 10.6A to the Company's 1996 Annual Report on Form 10-K and is incorporated by reference.

      10.13   The  Company's  1997  Incentive  Stock  Option  and
Appreciation Right Plan, as amended was filed as an Exhibit to the Company's 1996 Proxy Statement and is incorporated by reference.

      10.14  Employment agreement dated July 30, 1991 between the
Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

      10.15   Employment agreement between the Company and Thomas
Anderson dated January 13, 1997 was filed as Exhibit 10.9 to the Company's 1996 Annual Report on Form 10-K and is incorporated by reference.

     10.16  Employment Agreement between the Company and Bruce I.
Andrews dated April 7, 1997 was filed as Exhibit 10.b to the Company's March 31, 1997 quarterly report on Form 10-Q and is incorporated by reference.

      10.17 Lease Agreement between A.L. Industrier AS, as landlord, and Alpharma AS, as tenant, dated October 3, 1994 was filed as Exhibit 10.10 to the Company's 1994 Annual Report on
Form 10-K and is incorporated by reference.

       10.18   Administrative  Services  Agreement  between  A.L.
Industrier AS and Alpharma AS dated October 3, 1994 was filed  as
Exhibit 10.11 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

     10.19  Employment agreement dated March 14, 1996 between the
Company and Einar W. Sissener was filed as Exhibit 10.13 to the Company's 1995 Annual Report on Form 10-K and is incorporated by reference.

      10.20 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Ingrid Wiik was filed as Exhibit
10.13 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.21 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Thor Kristiansen was filed as
Exhibit 10.14 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.22 Employment contract dated October 2, 1991 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Knut Moksnes was filed as
Exhibit 10.15 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.23  Agreement dated April 28, 1997 between D.E.Cohen and the  Company  was  filed as Exhibit 10.17 to the  Company's  1997
Annual Report on Form 10-K and is incorporated by reference.

      10.24   Stock  Subscription and  Purchase  Agreement  dated
February 10, 1997 between the Company and A.L. Industrier was filed as Exhibit 10 on Form 8-K filed on February 19, 1997 and is incorporated herein by reference.

      10.24a Amendment No. 1 to Stock Subscription and Purchase Agreement dated June 26, 1997, between the Company and A.L. Industrier AS was filed as an Exhibit to the Company's Form 8-K dated June 27, 1997 and is incorporated herein by reference.

     10.25  Employment Agreement dated March 13, 1998 between the
Company and Gert W. Munthe was filed as Exhibit 10a to the Company's March 31, 1998 Quarterly Report on Form 10-Q and is incorporated by reference.

     10.26  Master Agreement dated as of February 16, 1999 by and among Ascent, USPD and the Company and was filed as Exhibit  99.1 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.26a Depositary Agreement dated as of February 16, 1999 by and among Ascent, USPD the Company and State Street Bank and
Trust Company was filed as Exhibit 99.2 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

      10.26b Loan Agreement dated as of February 16, 1999 by  and among  Ascent, USPD and the Company was filed as Exhibit 99.3  of
the   Company's  Form  8-K  dated  February  23,  1999   and   is
incorporated by reference.

      10.26c Guaranty Agreement dated as of February 16, 1999  by and  between Ascent and the Company was filed as Exhibit 99.4  of
the   Company's  Form  8-K  dated  February  23,  1999   and   is
incorporated by reference.

      10.26d  Registration Rights Agreement dated as of  February
16, 1999 by and between Ascent and USPD was filed as Exhibit 99.5 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.26e Subordination Agreement dated as of February 16, 1999 by and among Ascent, USPD and the purchasers named therein was filed as Exhibit 99.6 of the Company's Form 8-K dated February
23, 1999 and is incorporated by reference.

      10.27 Agreement for the sale and purchase of the issued share capital of Cox Investments Limited, dated April 30, 1998 between Hoechst AG, Alpharma (U.K.) Limited, and Alpharma Inc. was filed as Exhibit 2.1 of the Company's Form 8-K, dated as of May 7, 1998 and is incorporated by reference.

      21      A list of the subsidiaries of the Registrant as  of
March 1, 1999 is filed as an Exhibit to this Report.

     23     Consent of PricewaterhouseCoopers L.L.P., Independent
Accountants, is filed as an Exhibit to this Report.

     27     Financial Data Schedule


Report on Form 8-K

      On February 23, 1999 the Company filed a report on Form 8-K dated February 16, 1999 reporting Item 5, "Other Events". The event reported was a loan agreement between the Company and Ascent Pediatrics, Inc.

Undertakings

      For purposes of complying with the amendments to the rules governing Registration Statements under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 (No. 33-60495, effective July 13, 1990) and Form S-3 (File Nos. 333-57501 and 333-70229):

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

March 25, 1999                ALPHARMA INC.
                              Registrant


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


Date:  March 25, 1999              /s/ Einar W. Sissener
                              Einar W. Sissener
                                   Chairman, Director and
                                   Chief Executive Officer



Date:       March 25, 1999              /s/ Gert W. Munthe
                                   Gert W. Munthe
                                   Director, President and
                                   Chief Operating Officer



Date:  March 25, 1999              /s/ Jeffrey E. Smith
                                   Jeffrey E. Smith
                                     Vice   President,   Finance   and
Chief Financial Officer
                                   (Principal accounting officer)




Date:  March 25, 1999              /s/ I. Roy Cohen
                                   I. Roy Cohen
                                   Director and Chairman of the
                                   Executive Committee




Date:  March 25, 1999              /s/ Thomas G. Gibian
                                   Thomas G. Gibian
                                   Director and Chairman of the
                                   Audit Committee



Date:  March 25, 1999              /s/ Glen E. Hess
                                   Glen E. Hess
                                   Director



Date:  March 25, 1999              /s/ Peter G. Tombros
                                   Peter G. Tombros
                                   Director and Chairman
                              of the Compensation Committee




Date:  March 25, 1999              /s/ Erik G. Tandberg
                                   Erik G. Tandberg
                                   Director



Date:       March 25, 1999              /s/Oyvin Broymer
                                  Oyvin Broymer
                                   Director



Date:       March 25, 1999              /s/ Erik Hornnaess
                                   Erik Hornnaess
                                   Director


   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         ______________




                                                       Page

Consolidated Financial Statements:

  Report of Independent Accountants                         F-2

  Consolidated Balance Sheet at
     December 31, 1998 and 1997                        F-3

  Consolidated Statement of Operations for
     the years ended December 31, 1998,
     1997 and 1996                                     F-4

  Consolidated Statement of Stockholders'
     Equity for the years ended
     December 31, 1998, 1997 and 1996                F-5 to F-6

  Consolidated Statement of Cash Flows
     for the years ended December 31, 1998,
     1997 and 1996                                   F-7 to F-8

  Notes to Consolidated Financial Statements         F-9 to F-42

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
               REPORT OF INDEPENDENT ACCOUNTANTS







To the Stockholders and
 Board of Directors of
 Alpharma Inc.:


In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey
February 24, 1999

                 ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                                December 31,
                                            1998         1997
ASSETS
Current assets:
 Cash and cash equivalents              $ 14,414      $ 10,997
 Accounts receivable, net                169,744       127,637
 Inventories                             138,318       121,451
 Prepaid expenses and other
  current assets                          13,008        13,592

     Total current assets                335,484       273,677

Property, plant and equipment, net       244,132       199,560
Intangible assets, net                   315,709       149,816
Other assets and deferred charges         13,611         8,813

       Total assets                     $908,936      $631,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt       $ 12,053     $ 10,872
 Short-term debt                          41,921        39,066
 Accounts payable                         41,083        27,659
 Accrued expenses                         64,596        51,139
 Accrued and deferred income taxes         10,784        5,190

     Total current liabilities           170,437       133,926

Long-term debt:
 Senior                                  236,184       223,975
 Convertible subordinated notes,
   including $67,850 to related party    192,850           -
Deferred income taxes                     31,846        26,360
Other non-current liabilities             10,340         9,132

Stockholders' equity:
 Preferred stock, $1 par value,
   no shares issued                          -             -
 Class A Common Stock, $.20
   par value, 17,755,249 and
   16,118,606 shares issued                3,551         3,224
 Class B Common Stock, $.20 par value,
  9,500,000 shares issued                  1,900         1,900
 Additional paid-in capital              219,306       179,636
 Accumulated other comprehensive loss    (7,943)       (8,375)
 Retained earnings                        56,649        68,206
 Treasury stock, at cost                 (6,184)       (6,118)

     Total stockholders' equity          267,279       238,473
      Total liabilities and
stockholders' equity                    $908,936      $631,866

         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF OPERATIONS
              (In thousands, except per share data)

                                      Years Ended December 31,
                                     1998     1997       1996

Total revenue                     $604,584  $500,288   $486,184
  Cost of sales                    351,324   289,235    297,128

Gross profit                       253,260   211,053    189,056
  Selling, general and
    administrative expenses        188,264   164,155    185,136

Operating income                    64,996    46,898      3,920
  Interest expense                (25,613)  (18,581)   (19,976)
  Other income (expense), net        (400)     (567)      (170)

Income (loss) before
  income taxes                      38,983    27,750   (16,226)
     Provision (benefit) for
      income taxes                  14,772    10,342     (4,765)

Net income (loss)                  $24,211  $ 17,408  $(11,461)

Earnings (loss) per common share:
   Basic                          $   .95  $    .77  $   (.53)
Diluted                           $   .92  $    .76  $   (.53)

         See notes to consolidated financial statements.

                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                  Accumulated
                                                     Other                             Total
                                      Additional  Comprehen-                          Stock-
                             Common    Paid-In    sive Income  Retained   Treasury    holders
                             Stock     Capital      (Loss)     Earnings    Stock      Equity

Balance, December 31, 1995  $4,386    $120,357    $15,884      $70,385   $(5,822)    $205,190
Comprehensive
income(loss):
Net loss - 1996                                                (11,461)              (11,461)
Currency translation
 adjustment                                       (5,393)                             (5,393)
 Total comprehensive loss                                                            (16,854)
Dividends declared
 ($.18 per common share)                                       (3,928)               (3,928)
Tax benefit realized from
 stock option plan                        202                                            202
Purchase of treasury stock                                                 (283)       (283)
Exercise of stock options
 (Class A) and other            13        862                                            875
Employee stock purchase
 plan                            9        831                                            840
Balance, December 31, 1996  $4,408    $122,252    $10,491      $54,996   $(6,105)    $186,042
Comprehensive
income(loss):
Net income - 1997                                              17,408                 17,408
Currency translation
 adjustment                                       (18,866)                           (18,866)
 Total comprehensive loss                                                             (1,458)
Dividends declared
 ($.18 per common share)                                       (4,198)               (4,198)
Tax benefit realized from
 stock option plan                        228                                            228
Purchase of treasury stock                                                  (13)        (13)
Exercise of stock options
 (Class A) and other            14        794                                            808
Exercise of stock rights
 (Class A)                     440     35,538                                         35,978
Stock subscription by
 A.L. Industrier (Class B)     254     20,125                                         20,379
Employee stock purchase
 plan                            8        699                                            707
Balance, December 31, 1997  $5,124    $179,636    $(8,375)     $68,206   $(6,118)    $238,473
Comprehensive
income(loss):
Net income - 1998                                              24,211                 24,211
Currency translation
 adjustment                                           432                                432
 Total comprehensive
  income                                                                              24,643
Dividends declared
 ($.18 per common share)                                       (4,651)               (4,651)
Tax benefit realized from
 stock option plan                      1,415                                          1,415
Purchase of treasury stock                                                  (66)        (66)
Exercise of stock options
 (Class A) and other            68      5,687                                          5,755
Exercise of warrants            48      4,910                                          4,958
Stock subscription
 receivable for warrant
 exercises                    (47)    (4,869)                                        (4,916)
Stock issued in tender
 offer for warrants            246     30,871                  (31,117)
Employee stock purchase
 plan                           12      1,656                                          1,668
Balance, December 31, 1998  $5,451    $219,306    $(7,943)     $56,649   $(6,184)    $267,279
                       See notes to consolidated financial statements.

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)

                                                  Years     Ended
December 31,
                                             1998      1997       1996
Operating activities:
  Net income (loss)                       $24,211    $17,408  $(11,461)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization            38,120     30,908     31,503
  Deferred income taxes                       493    (1,101)    (3,104)
  Noncurrent asset write-offs                 -          -        5,753
  Purchased in-process research and
    development                             2,081        -          -
  Change in assets and liabilities, net
    of effects from business
    acquisitions:
      (Increase) decrease in accounts
        receivable                       (22,487)   (13,029)      9,204
      Decrease (increase) in inventory      3,212    (2,121)    (5,876)
    (Increase) in prepaid expenses
        and other current assets            (686)    (1,013)      (595)
    Increase(decrease) in accounts
        payable and accrued expenses        8,189    (4,782)      3,346
    Increase (decrease) in accrued
        income taxes                        3,641      4,077    (4,523)
      Other, net                            (119)        616        574
     Net cash provided by operating
       activities                          56,655     30,963     24,821

Investing activities:

  Capital expenditures                   (31,378)   (27,783)   (30,874)
  Purchase of Cox, net of cash acquired (197,354)        -          -
  Purchase of other businesses
     and intangibles, net of cash
     acquired                            (23,315)   (44,029)        -
  Other                                     -           -         (348)

      Net cash used in investing
        activities                      (252,047)   (71,812)   (31,222)

                     Continued on next page.
         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                    (In thousands of dollars)



                                                  Years     Ended
December 31,
                                             1998       1997      1996
Financing activities:

  Net advances (repayments)
    under lines of credit                 $ 2,542  $(19,389)   $  (630)
  Proceeds of senior long-term debt       187,522     27,506     24,213
  Reduction of senior long-term debt    (183,751)   (25,366)   (17,137)
  Dividends paid                          (4,651)    (4,198)    (3,928)
  Proceeds from sale of convertible
    subordinated notes                    192,850        -            -
  Proceeds from exercise of stock
    rights                                    -       56,357          -
  Payment for debt issuance costs         (4,175)        -            -
  Proceeds from employee stock option
    and stock purchase plan                 7,427      1,515      1,715
  Other, net                                1,387        214       (82)
      Net cash provided by
        financing activities              199,151     36,639      4,151

Exchange rate changes:

  Effect of exchange rate changes
    on cash                                   397    (1,606)      (627)
  Income tax effect of exchange rate
    changes on intercompany advances        (739)        869        470
      Net cash flows from exchange
       rate changes                         (342)      (737)      (157)
Increase (decrease) in cash and cash
  equivalents                               3,417    (4,947)    (2,407)
Cash and cash equivalents at
  beginning of year                        10,997     15,944     18,351
Cash and cash equivalents at
  end of year                             $14,414    $10,997    $15,944



         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands, except share data)


1.   The Company:

      Alpharma  Inc.  and  Subsidiaries,  (the  "Company")  is  a
multinational    pharmaceutical    company    which     develops,
manufactures and markets specialty generic and proprietary human pharmaceutical and animal health products.

     In 1994 the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A.L. Industrier A.S ("A.L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 35.2% of the total outstanding common stock. A.L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. (See Note 16.)

     Upon consummation of the acquisition of Alpharma Oslo, the Company was reorganized on a global basis within its Human Pharmaceutical and Animal Health businesses into five decentralized divisions each of which has a president and operates in a distinct business and/or geographic area.

      Divisions in the Human Pharmaceutical business include: the U.S. Pharmaceuticals Division ("USPD"), the International Pharmaceuticals Division ("IPD") and the Fine Chemicals Division ("FCD"). The USPD's principal products are generic liquid and topical pharmaceuticals sold primarily to wholesalers, distributors and merchandising chains. The IPD's principal products are dosage form pharmaceuticals sold primarily in Scandinavia, the United Kingdom and western Europe as well as Indonesia and certain middle eastern countries. The FCD's principal products are bulk pharmaceutical antibiotics sold to the pharmaceutical industry in the U.S. and worldwide for use as active substances in a number of finished pharmaceuticals.

      Divisions in the Animal Health business include: the Animal Health Division ("AHD") and the Aquatic Animal Health Division ("AAHD"). The AHD's principal products are feed additive and other animal health products for animals raised for commercial food production (principally poultry, cattle and swine) in the U.S. and worldwide. The AAHD manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 20 for segment and geographic information.)


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

      Interest is capitalized as part of the acquisition cost  of major construction projects.  In 1998, 1997 and 1996, $744,  $407 and $572 of interest cost was capitalized, respectively.

      Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

          Buildings                 30-40 years
          Building improvements     10-30 years
          Machinery and equipment    2-20 years

Intangible assets:

      Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The following table is net of accumulated amortization of $63,014 and $50,514 at December 31, 1998 and 1997,
respectively.

                                   1998      1997     Life
Excess of cost of acquired
businesses over the fair value
of the net assets acquired       $247,869   $92,228    20 - 40

Technology, trademarks, NADAs
and   other                       67,840     57,588     6 - 20

                                 $315,709  $149,816

Foreign currency translation and transactions:

       The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 1998, 1997 and 1996 is net of $(739), $869, and $470, respectively, representing the foreign tax effects associated with intercompany advances to foreign subsidiaries.

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

       At December 31, 1998, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $51,000. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

Accounting for stock based compensation:

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method of accounting for or, alternatively, disclosing the pro-forma effect of the fair value method of accounting for stock-based compensation plans. The Company has adopted the disclosure alternative. As a result, the adoption of this standard had no impact on the Company's consolidated results of operations, financial position or cash flows.

Comprehensive income:

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established new rules which require the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's consolidated results of operations, financial position or cash flows.

      SFAS 130 requires foreign currency translation adjustments and certain other items, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income (loss). The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments. Total comprehensive income (loss) for the years ended 1998, 1997 and 1996 is included in the Statement of Stockholders' Equity.

Segment information:

      In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

Accounting for pensions and postretirement benefits:

      In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. Restatement of disclosures for earlier periods provided for comparative purposes was required. The adoption of SFAS 132 has no impact on the Company's consolidated results of operations, financial position or cash flows.


Recent accounting pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3.   Management Actions -  1996

      In 1996, the IPD took actions designed to strengthen the competitive nature of the division by lowering costs. In the first quarter of 1996, IPD severed approximately 30 sales, marketing and other personnel based primarily in the Nordic countries and incurred termination related costs of approximately $1,900. The termination costs are included in selling, general and administrative expenses.

      In May 1996, the Board of Directors approved a production rationalization plan which included the transfer of all tablet, ointment and liquid production from Copenhagen, Denmark to Lier, Norway. The full transfer was completed in late 1998 and resulted in the reduction of approximately 175 employees (primarily involved in production). The rationalization plan resulted in a charge in the second quarter of 1996 for severance for Copenhagen employees, an impairment write off for certain buildings and machinery and equipment and other exit costs.

     In addition in May 1996, the Board of Directors approved the
USPD   plan   to  accelerate  a  consolidation  of  manufacturing
operations within the USPD.

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

      Due to the time necessary to achieve both transfers of production the Company, as part of the severance arrangements, instituted stay bonus plans. The overall cost of the stay bonus plans was approximately $1,900, and was accrued over the periods necessary to achieve shut down and transfer. The stay bonus plans generally required the employee to remain until their position is eliminated to earn the payment.

      In the second half of 1996 the USPD's Management Actions were adjusted for the sale of the Able tablet business. The sale of the Able tablet business and sub-lease of the Able facility (located in New Jersey) resulted in the Company reducing certain accruals which would have been incurred in closing the facility. The net reduction of the second quarter charge for the sale was $1,400 and included the net proceeds received on the sale of approximately $500. In addition in 1996 certain staff and executives at USPD headquarters were terminated (15 employees) resulting in severance of $782. In 1997 the USPD completed the transfer of production, paid the stay bonus as accrued, and severed all identified employees.

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

      A  summary of 1996 charges and expenses resulting from  the
Management  Actions  which are included in  cost  of  goods  sold
($1,100),  and  selling,  general  and  administrative   expenses
($17,700)follows:

Pre-Tax
Amount       Description
$11,200      Severance and employee termination benefits for  all
             1996  employee  related actions  (approximately  450
             employees were to be terminated; at December 31, 1998, 446 employees were terminated).

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

  1,875      Exit  costs for demolition of facilities,  clean  up
             costs and other.
 ______
$18,800

      The net after tax effect of the 1996 Management Actions was a loss of approximately $12,600 or ($.58 per share).

      A summary of the liabilities set up for severance and included in accrued expenses is as follows (including stay bonus):

      1996
       Accruals                            $11,338
       Payments                            (2,122)
       Translation and
         adjustments                           (2)

     Balance, December 31, 1996            $ 9,214
      1997
       Accruals - Stay bonus IPD                652
       Payments                              (5,980)
       Translation and adjustments             (479)

     Balance, December 31, 1997            $ 3,407
     1998
       Payments                            (3,007)
       Translation and adjustments              78
     Balance, December 31, 1998             $   478


4.   Business and Product Line Acquisitions:

      The following acquisitions were accounted for under the purchase method and the accompanying financial statements reflect results of operations from their respective acquisition dates.

Cox:

      On May 7, 1998, the Company acquired all of the capital stock of Cox Investments Ltd. and its wholly owned subsidiary, Arthur H. Cox and Co., Ltd. and all of the capital stock of certain related marketing subsidiaries ("Cox") from Hoechst AG for approximately $192,000 in cash, the assumption of bank debt which was repaid subsequent to the closing, and a further purchase price adjustment equal to an increase in net assets of Cox from January 1, 1998 to the date of acquisition. The total purchase price including the purchase price adjustment and direct costs of the acquisition was approximately $198,000. Cox's operations are included in IPD and are located primarily in the United Kingdom with distribution operations located in Scandinavia and the Netherlands. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom.

     The Company financed the $198,000 purchase price and related debt repayments from borrowings under its existing long-term Revolving Credit Facility and short-term lines of credit which had been repaid in March 1998 with the proceeds of the convertible subordinated notes offering. To accomplish the acquisition the principal members of the bank syndicate, which were parties to the Company's Revolving Credit Facility, consented to a change until December 31, 1998 in the method of calculating certain financial convenants. The Revolving Credit Facility was replaced in January 1999 with a new credit facility which contains updated financial covenants. (See Note 9.)

      The acquisition was accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed and the results of Cox's operations are included in the Company's consolidated financial statements beginning on the acquisition date, May 7, 1998. The Company is amortizing the acquired goodwill (approximately $160,000) over 35 years using the straight line method.

      The non-recurring charges related to the acquisition of Cox included in the second quarter of 1998 are summarized below. The charge for in-process research and development ("R&D") is not tax benefited; therefore the computed tax benefit is below the expected rate. The valuation of purchased in-process R&D was based on the cost approach for 12 generic products at varying stages of development at the acquisition date.

     Inventory write-up  $1,300 (Included in cost of sales)
     In-process R&D       2,100 (Included in selling, general
     Severance of existing       and administrative expenses)
       employees             200
                          3,600
        Tax benefit        (470)
                         $3,130 ($.12 per share)

     The following pro forma information on results of operations for the periods presented assumes the purchase of Cox as if the companies had combined at the beginning of each of the respective periods:

                                    Pro Forma
                                    Year Ended
                                   December 31,
                                   (Unaudited)
                                1998*        1997


        Revenues              $637,139    $590,450
        Net income            $26,868     $13,311
        Basic EPS               $1.05       $0.59
        Diluted EPS             $1.02       $0.58

* 1998 excludes actual non-recurring charges related to the acquisition of $ 3,130 after tax or $ .12 per share.

Other Acquisitions:

       In December 1998, the Company acquired SKW Biotech, a part of SKW Trostberg AG, in Budapest, Hungary. The purchase included an antibiotic fermentation and purification plant in Budapest on a 300,000 square foot site. SKW Biotech is included in the FCD and currently produces vancomycin. The cost of approximately $8,400 was preliminarily allocated to goodwill and property, plant and equipment. A final purchase allocation will be completed in 1999.

        In November 1998, the Company acquired the Siga product line in Germany from Hexal AG. The branded product line, "Siga", is included in the IPD and consists of over 20 products. The acquisition consisted of product registrations and trademarks; no personnel or plants were part of the transaction. The cost of approximately $13,300 has been allocated to intangible assets and will be amortized over 15 years.

      In November 1997, the Company acquired the worldwide polymyxin business from Cultor Food Science. Polymyxin is an antibiotic mainly used in topical ointments and creams. The transaction included product technology, registrations, customer information and inventories. The Company's FCD manufactures polymyxin in its Copenhagen facility and has manufactured its additional polymyxin requirements at this facility. The cost was approximately $16,500 which included approximately $500 of inventory. The balance of the purchase price has been allocated to intangible assets and will generally be amortized over 15 years. The purchase agreement also provides for a contingent payment and future royalties in the event that certain sales levels are achieved of a product presently being developed by an independent pharmaceutical company utilizing polymyxin supplied by the Company.

      In September 1997, the Company acquired the worldwide decoquinate business from Rhone-Poulenc Animal Nutrition of France (RPAN). Decoquinate is an anticoccidial feed additive used primarily in beef cattle and calves. The transaction included all rights for decoquinate worldwide and the trademark Deccoxr that is registered in over 50 countries. The agreement also provides that RPAN will continue to manufacture decoquinate for the AHD under a long term supply contract. The cost was approximately $27,550, which included approximately $1,850 of inventory. The balance of the purchase price has been allocated to intangible assets and will generally be amortized over 15 years.

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

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:

     (Shares in thousands)        For the years ended
                                      December 31,
                               1998      1997       1996
     Average shares
      outstanding - basic     25,567    22,695     21,715
     Stock options               222        85         -
     Rights                      -        -         -
     Warrants                    490      -         -
     Convertible debt           -         -          -
     Average shares
      outstanding - diluted   26,279    22,780     21,715

      The amount of dilution attributable to the options, rights, and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period. Subordinated debt, convertible into 6,744,481 shares of common stock at $28.59 per share, was outstanding at December 31, 1998 and was included in the computation of diluted EPS using the if-converted method for the three month periods ended September 30, and December 31, 1998. The if-converted method was antidilutive for the year ended December 31, 1998 and therefore the shares attributable to the subordinated debt were not included in the diluted EPS calculation.

      The numerator for the calculation of basic and diluted EPS is net income for all periods. The numerator for the three month periods ended September 30, and December 31, 1998 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes.


6.   Accounts Receivable, Net:

     Accounts receivable consist of the following:

                                             December 31,
                                          1998          1997

     Accounts receivable, trade       $171,073        $129,382
     Other                               4,941           3,460
                                       176,014         132,842
     Less allowances for doubtful
      accounts                           6,270           5,205
                                      $169,744        $127,637

      The allowance for doubtful accounts for the three years ended December 31, consisted of the following:

                             1998          1997         1996

Balance at January 1,     $5,205         $4,359            $5,751
Provision for doubtful
     accounts              1,032          2,111             3,572
Reductions for accounts
 written off               (175)           (789)           (4,589)
Translation and other        208           (476)             (375)
Balance at December 31,   $6,270         $5,205            $4,359

7.   Inventories:

     Inventories consist of the following:

                                         December 31,
                                      1998          1997

     Finished product               $ 68,834      $ 68,525
     Work-in-process                  25,751        20,009
     Raw materials                    43,733        32,917
                                    $138,318      $121,451

      At  December 31, 1998 and 1997, approximately  $41,900  and
$48,700 of inventories, respectively, are valued on a LIFO basis.
LIFO inventory is approximately equal to FIFO in 1998 and 1997.

8.   Property, Plant and Equipment, Net:

       Property,  plant  and  equipment,  net,  consist  of   the
following:
                                           December 31,
                                       1998         1997

     Land                            $ 10,603    $  8,954
     Buildings and building
       improvements                   120,357     100,017
     Machinery and equipment          259,988     219,566
     Construction in progress          20,199      16,197
                                      411,147     344,734
     Less, accumulated depreciation   167,015     145,174

                                     $244,132    $199,560

9.   Long-Term Debt:

Long-term debt consists of the following:
                                                 December 31,
                                               1998          1997
Senior debt:
 U.S. Dollar Denominated:
  Revolving Credit Facility 6.6% - 7.0%   $180,000       $161,575
  A/S Eksportfinans                          7,200          9,000
  Industrial Development Revenue Bonds:
   Baltimore County, Maryland
     (7.25%)                                 4,565          5,155
     (6.875%)                                1,200          1,200
   Lincoln County, NC                        4,500          5,000
  Other, U.S.                                  504            758

 Denominated in Other Currencies:
       Mortgage notes payable (NOK)         42,224         38,099
  Bank and agency development loans          7,991         13,803
(NOK)
  Other, foreign                                53            257

 Total senior debt                         248,237        234,847

Subordinated debt:
 5.75% Convertible Subordinated Notes
  due 2005                                 125,000            -
 5.75% Convertible Subordinated
     Note due 2005 - Industrier Note       67,850            -
Total subordinated debt                    192,850            -
  Total long-term debt                     441,087        234,847
  Less, current maturities                 12,053          10,872
                                          $429,034       $223,975

      In January 1999, the Company signed a $300,000 credit agreement ("1999 Credit Facility") with a consortium of banks arranged by the Union Bank of Norway, Den norske Bank A.S., and Summit Bank. The agreement replaced the prior revolving credit facility and the current U.S. short-term facilities and increased overall credit availability. The prior revolving credit was repaid in February 1999 by drawing on the 1999 Credit Facility.

      The 1999 Credit Facility provides for (i) a $100,000 six year Term Loan; and (ii) a revolving credit agreement of $200,000 with an initial term of five years with two possible one year extensions.

      The 1999 Credit Facility has several financial covenants, including an interest coverage ratio, total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and equity to asset ratio.

      Interest on the facility will be at the LIBOR rate with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA.

      In December 1995, the Company's Danish subsidiary, A/S Dumex, borrowed $9,000 from A/S Eksportfinans with credit support provided by Union Bank of Norway and Bikuben Girobank A/S ("Bikuben") to finance an expansion of its Vancomycin manufacturing facility in Copenhagen. The term of the loan was seven years. Interest for the loan was fixed at 6.59%, including the cost of the credit support provided via guarantee by Union Bank of Norway and Bikuben. The loan was repaid in February 1999 from proceeds received under the 1999 Credit Facility.

      The Baltimore County Industrial Development Revenue Bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $13,605 collateralize this obligation.

      In August 1994, the Company issued Industrial Development Revenue Bonds for $6,000 in connection with the expansion of the Lincolnton, North Carolina plant. The bonds require monthly interest payments at a floating rate (4.15% at December 31, 1998; 3.56% weighted average for 1998) approximating the current money market rate on tax exempt bonds and the payment by the Company of annual letter of credit, remarketing, trustee, and rating agency fees of 1.125%. The bonds require a yearly sinking fund redemption of $500 to August 2004 and $300 thereafter through August 2009. Plant and equipment with an approximate net book value of $5,166 serve as collateral for this loan.

      The  mortgage notes payable denominated in Norwegian Kroner
(NOK) include amounts originally issued in connection with the construction of a pharmaceutical facility in Lier, Norway and amounts issued in 1997 and 1998 in connection with the expansion of the Lier facility ($14,700). The mortgage is collateralized by this facility (net book value $44,985) and the Oslo, Norway ("Skoyen") facility. (See Note 13.) The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 1998 and 1997 was 6.8% and 5.6%, respectively. The tranches are repayable in semiannual installments through 2021. Yearly amounts payable vary between $1,237 and $2,009.

      Mortgage notes payable also include amounts issued in 1997 ($5,356) to finance a new production unit at an Aquatic Animal Health facility in Overhalla, Norway. The mortgage has a 12 year term and an interest rate of 4.9%, is repayable in 10 equal installments in years 2001 - 2009, and is collateralized by the net book value of the facility ($7,367).

      Alpharma Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Such loans are collateralized by the Skoyen property and require payments in 1999 of $7,322 and final payments of $669 in 2000. The weighted average interest rate of the loans at December 31, 1998 and 1997 was 7.4% and 5.0%, respectively. The banks and agencies have the option to extend payment in 1999.

      In March 1998, the Company issued $125,000 of 5.75% Convertible Subordinated Notes (the "Notes") due 2005. The Notes may be converted into common stock at $28.594 at any time prior to maturity, subject to adjustment under certain conditions. The Company may redeem the Notes, in whole or in part, on or after April 6, 2001, at a premium plus accrued interest.

      Concurrently, A.L. Industrier, the controlling stockholder of the Company, purchased at par for cash $67,850 principal amount of a Convertible Subordinated Note (the "Industrier Note"). The Industrier Note has substantially identical adjustment terms and interest rate as the Notes.

      The  Notes  are convertible into Class A common stock.  The
Industrier Note is automatically convertible into Class B common stock if at least 75% of the Class A notes are converted into common stock.

     The net proceeds from the combined offering of $189,100 were used initially to retire outstanding senior long-term debt. The Revolving Credit Facility was used in the second quarter of 1998, along with an amount of short term debt, to finance the acquisition of Cox Pharmaceuticals. (See Note 4.)

      Maturities of long-term debt during each of the next five years and thereafter as of December 31, 1998 are as follows
(amounts are presented as reported and on a proforma basis reflecting the 1999 Credit Facility):

     Year ending December 31,


                            As Reported        Proforma

          1999                  $ 12,053          $ 10,253
          2000                   185,089             8,289
          2001                     4,949            18,149
          2002                     4,947            18,147
          2003                     3,184            18,184
          Thereafter             230,865           368,065
                                $441,087          $441,087

10.  Short-Term Debt:

     Short-term debt consists of the following:
                                  December 31,
                                1998       1997

               Domestic       $17,275    $24,200
               Foreign         24,646     14,866
                              $41,921    $39,066

       At December 31, 1998, the Company and its domestic subsidiaries have available bank lines of credit totaling $65,500. Borrowings under the lines are made for periods generally less than three months and bear interest from 6.60% to 6.75% at December 31, 1998. At December 31, 1998, the amount of the unused lines totaled $48,225. In January 1999 the lines were refinanced into the 1999 Credit Facility. (See Note 9.)

      At December 31, 1998, the Company's foreign subsidiaries have available lines of credit with various banks totaling $42,222 ($40,722 in Europe and $1,500 in the Far East). Drawings under these lines are made for periods generally less than three months and bear interest at December 31, 1998 at rates ranging from 4.00% to 9.50%. At December 31, 1998, the amount of the unused lines totaled $17,576 ($16,076 in Europe and $1,500 in the Far East).

     The weighted average interest rate on short-term debt during
the   years  1998,  1997  and  1996  was  6.4%,  5.9%  and  6.2%, respectively.

11.  Income Taxes:

      Domestic and foreign income (loss) before income taxes was $28,296, and $10,687, respectively in 1998, $14,267 and $13,483, respectively in 1997, and $(17,991) and $1,765, respectively in 1996. Taxes on income of foreign subsidiaries are provided at the
tax   rates   applicable   to  their   respective   foreign   tax
jurisdictions.  The provision for income taxes  consists  of  the following:
                                    Years Ended December 31,
                                      1998     1997      1996
          Current:
            Federal                  $8,373   $5,164  $(4,796)
            Foreign                   4,224    5,184     3,367
            State                     1,682    1,095     (232)
                                     14,279   11,443   (1,661)
          Deferred:
            Federal                   (351)      439     (522)
            Foreign                     930  (1,295)   (2,531)
            State                      (86)    (245)      (51)
                                        493  (1,101)   (3,104)
             Provision/(benefit)
              for income taxes      $14,772  $10,342  $(4,765)

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:

                                    Years Ended December 31,
                                    1998      1997      1996

Statutory U.S. federal rate         35.0%     35.0%     (35.0%)
State income tax, net of federal
  tax benefit                        2.6%      2.0%      (1.1%)
Lower taxes on foreign
    earnings,   net                 (5.2%)    (4.4%)     (2.7%)
Tax credits                         (1.2%)       -       (0.9%)
Non-deductible costs, principally
  amortization of intangibles
  related to acquired companies      5.6%      4.9%       8.5%
Non-deductible in-process R&D        1.7%       -          -
Other,   net                        (0.6%)    (0.2%)      1.8%
Effective rate                      37.9%      37.3%     (29.4%)

      Deferred  tax  liabilities (assets) are  comprised  of  the following:
                                                 Year Ended
                                                December 31,
                                               1998     1997

Accelerated depreciation and amortization
    for   income  tax  purposes              $23,956   $20,976
Excess of book basis of acquired assets
  over tax bases                              11,488     8,391
Differences between inventory valuation
  methods used for book and tax purposes       2,219     3,306
Other                                            623       808
  Gross deferred tax liabilities              38,286    33,481

Accrued liabilities and other reserves        (4,418)   (7,178)
Pension liabilities                           (1,496)   (1,351)
Loss carryforwards                            (1,890)   (1,945)
Deferred income                                 (581)      -
Other                                         (1,792)   (2,118)
  Gross deferred tax assets                  (10,177)  (12,592)

Deferred tax assets valuation allowance        1,890     1,945

     Net deferred tax liabilities            $29,999   $22,834

      As of December 31, 1998, the Company has state loss carryforwards in one state of approximately $16,100, which are available to offset future taxable income. These carryforwards will expire between the years 1999 and 2005. The Company also has foreign loss carryforwards in five countries as of December 31, 1998, of approximately $2,000, which are available to offset future taxable income, and have carryforward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these carryforwards; however, based on analysis of current information, which indicated that it is not likely that such state and foreign losses will be realized, a valuation allowance has been established for the entire amount of these carryforwards.

12.  Pension Plans and Postretirement Benefits:

Domestic:

      The Company maintains a qualified noncontributory, defined benefit pension plan covering the majority of its domestic employees. The benefits are based on years of service and the employee's highest consecutive five years compensation during the last ten years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. The plan assets are under a single custodian and a single investment manager. Plan assets are invested in equities, government securities and bonds. In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to certain employees.

      The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan will not be extended to any additional employees. Retired employees are required to contribute for coverage as if they were active employees.

      The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 1998, 1997 and 1996 expense was 7.25%, 7.75%, and 7.25%, respectively. The health care cost trend rate was 6.5% declining to 5.0% over a ten year period, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.

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
                                                  Postretirement
                               Pension Benefits   Benefits
Change in benefit obligation     1998     1997     1998    1997
Benefit obligation at
  beginning of year            $13,973  $11,691   $3,011  $2,747
Service cost                    1,235    1,192       85       92
Interest cost                   1,035    1,035      167      204
Plan participants'
  contributions                   -        -         23       20
Amendments                         32     272     (533)      -
Actuarial (gain) loss             882    1,703       70      184
Benefits paid                    (530)  (1,920)    (190)   (236)
Benefit obligation at end of
  year                         16,627   13,973    2,633    3,011

    Change in plan assets
Fair value of plan assets at
  beginning of year            12,897   11,276      -        -
Actual return on plan assets    4,051    2,340      -        -
Employer contribution           1,200    1,201      -        -
Benefits paid                   (530)   (1,920)     -         -
Fair value of plan assets at
  end of year                  17,618   12,897      -         -

Funded status                     991   (1,076)   (2,633) (3,011)
Unrecognized net actuarial
  (gain)loss                    (144)    1,750      744      695
Unrecognized net transition
  obligation                      155      184      258      809
Unrecognized prior service
  cost                          (823)     (936)     -         -
Prepaid (accrued) benefit      $  179   $  (78) $(1,631)  $(1,507)
cost

                                                  Postretirement
                               Pension Benefits   Benefits
                                 1998     1997     1998    1997
Weighted-average assumptions
  as of December 31
Discount rate                  6.75%    7.25%     6.75%   7.25%
Expected   return   on   plan  9.25%    9.00%      N/A     N/A
assets
Rate of compensation increase  4.00%    4.00%      N/A     N/A


                                              Postretirement
                      Pension Benefits        Benefits
                       1998    1997    1996   1998  1997    1996
Components of net
 periodic benefit
cost
Service cost          $1,235  $1,192  $1,380  $85    $92   $120
Interest cost         1,035   1,035     991   167    204   146
Expected return on
 plan assets          (1,274) (1,056) (946)    -      -     -
Net amortization of
 transition              30     30       30    18     54    54
obligation
Amortization of
prior                  (81)   (82)     (99)    -      -     -
 service cost
Recognized net
 actuarial              (2)     28      129    21     15    17
(gain)loss
Special termination
 benefits                 -      -        -      -      -   492
Net periodic benefit
 cost                 $  943  $1,147  $1,485  $291  $365   $829


       The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $288, $177 and $0 respectively as of December 31, 1998 and $187, $104 and $0 as of December 31, 1997.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 15%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $1,200, $1,200 and $1,300 in 1998, 1997 and 1996, respectively.

Europe:

      Certain of the Company's European subsidiaries have various defined benefit plans, both contributory and noncontributory, which are available to a majority of employees. Pension plan contributions from the Company and the participants are paid to independent trustees and invested in fixed income and equity securities in accordance with local practices.

      Certain subsidiaries also have direct pension arrangements with a limited number of employees. These pension commitments are paid out of general assets and the obligations are accrued but not prefunded.

                                    1998         1997
Change in benefit obligation:
Benefit obligation at
  beginning of year               $20,230      $18,232
Service cost                        2,003      1,264
Interest cost                       1,763      1,142
Plan participants' contribution       234      -
Actuarial (gain)/loss               3,859      2,503
Acquisition                        16,787      -
Benefits paid                       (622)      (594)
Translation adjustment              (620)      (2,317)
Benefit obligation at end
  of year                          43,634      20,230

Change in plan assets:
Fair value of plan assets at
  beginning of year                11,832      11,738
Actual return on plan assets        1,818      951
Acquisition                        14,700      -
Employer contribution               1,347      1,111
Plan participants' contributions      234      -
Benefits paid                       (548)      (518)
Translation adjustment              (321)      (1,450)
Fair value of plan assets at
  end of year                      29,062      11,832

Funded status                    (14,572)      (8,398)
Unrecognized net actuarial
  loss                              2,155      1,625
Unrecognized transitional
  obligation                        6,793      1,039
Unrecognized prior service
  cost                                777      911
Additional minimum liability       (452)         (582)
 Prepaid (accrued) benefit cost  $(5,299)      $(5,405)


                                   1998       1997
Weighted-average assumptions:
Discount rate                     6.4%       6.0%
Expected return on plan assets    7.3%       7.0%
Rate of compensation increase     4.5%       3.5%


                                  1998      1997      1996
Components of net periodic
benefit cost:
Service cost                    $2,003    $1,264    $1,302
Interest cost                    1,763     1,142     1,122
Expected return on plan assets  (1,478)     (793)     (774)
Amortization of transition
 obligation                         35        102     112
Amortization of prior service
 cost                              101        107     118
Recognized net actuarial
 loss                               40       -         -
Net periodic benefit cost       $2,464    $1,822    $1,880

      The Company's Danish subsidiary, Dumex, has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,059, $2,204 and $2,250 in 1998, 1997 and 1996, respectively.

13.  Transactions with A. L. Industrier:

                                  Years Ended December 31,
                                   1998      1997     1996

Sales to and commissions received
  from A.L. Industrier           $2,722    $3,107     $3,075

Compensation received for
  management services rendered to
  A.L. Industrier                $  397    $  424     $  464

Inventory purchased from and
  commissions paid to A.L.
  Industrier                     $   32    $   34     $  200

Interest incurred on
 Industrier Note                 $2,937    $  -       $   -

      In March 1998, A.L. Industrier purchased a convertible subordinated note issued by the Company in the amount of $67,850. (See Note 9.) As of December 31, 1998 and 1997 there was a net current receivable (payable) of $(98) and $742, respectively, from A.L. Industrier.

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

      In connection with the agreement to purchase Alpharma Oslo, A.L. Industrier retained the ownership of the Skoyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The agreement also permits the Company to use the Skoyen facility as collateral on existing debt until October 1999. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20 year term and is renewable at the then fair rental value at the option of the Company for four consecutive five year terms.


14.  Contingent Liabilities, Litigation and Commitments:

      The Company is one of multiple defendants in 80 lawsuits alleging personal injuries and two class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The plaintiff in 34 of these lawsuits has agreed to dismiss the Company without prejudice but such dismissals must be approved by the Court. Based on an evaluation of the circumstances as now known, including but not solely limited to,
1) the fact that the Company did not manufacture phentermine, 2) it had a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

     Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. While no assurance of success can be given, the Company is actively pursuing initiatives based on scientific evidence available for the product, to limit the effects of this ban. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, an expansion of the ban to further countries where the Company has material sales of bacitracin based products could be material to the financial condition and results of operations of the Company.

      The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

      In connection with a 1991 product line acquisition and the Decoquinate business purchased in 1997, the Company entered into manufacturing agreements which require the Company to purchase yearly minimum quantities of product on a cost-plus basis. If the minimum quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. The Company has purchased required minimums in 1998. In the case of the Decoquinate agreement there are contingent payments which may be required of either party upon early termination of the agreement depending on the circumstances of the termination.

15. Leases:

      Rental expense under operating leases for 1998, 1997 and 1996 was $6,665, $5,825 and $6,578, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

     Year Ending December 31,

                    1999          $ 5,280
                    2000            4,159
                    2001            3,868
                    2002            3,435
                    2003            2,907
                    Thereafter      3,865
                                  $23,514

16.  Stockholders' Equity:

      The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 1998) are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

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

      On June 26, 1997, the Company and A.L. Industrier entered into Amendment No. 1 to the Subscription and Purchase Agreement whereby A.L. Industrier agreed to purchase the 1,273,438 Class B shares on June 27, 1997. The amendment provided that the price paid by A.L. Industrier would be adjusted to recognize the benefit to the Company of the A.L. Industrier purchase of the stock on June 27, 1997 instead of November 25, 1997 (the date the Class A rights expired). The sale of stock was completed for cash on June 27, 1997. Accordingly, stockholders' equity increased in 1997 by $20,379 to reflect the issuance of the Class B shares. A.L. Industrier is the beneficial owner of 9,500,000 shares of Class B Common stock.

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

      In October 1994, the Company issued approximately 3,600,000 warrants which were a portion of the consideration paid for Alpharma Oslo. The Company was required to account for the acquisition of Alpharma Oslo as a transfer and exchange between companies under common control. Accordingly, the accounts of Alpharma were combined with the Company at historical cost in a manner similar to a pooling-of-interests and the Company's financial statements were restated. At the acquisition date, the consideration paid for Alpharma Oslo was reflected as a decrease to stockholders' equity net of the estimated value ascribed to the warrants. The estimated value of the warrants ($6,552 or $1.82 per warrant) was added to additional paid in capital and deducted from retained earnings.

      On October 21, 1998 the Company announced that its Board of Directors had approved an offer by the Company to its warrantholders to exchange all of the Company's outstanding warrants for shares of its Class A Common Stock. There were 3,596,254 outstanding warrants, each of which represented the right to purchase 1.061 shares of Class A Common Stock at an exercise price of $20.69 per share. The warrants expired January 3, 1999.

      Under the transaction, the Company offered to issue to each warrantholder a number of Class A shares in exchange for each warrant pursuant to an exchange formula based upon the market prices of the shares during the offer. The number of shares issued for each warrant tendered was .3678 and, in total, 1,230,448 shares were issued in exchange for 3,345,921 warrants tendered (93% of the warrants outstanding). The excess of the fair market value of the warrants tendered over the estimated value in 1994 of $31,117 was added to additional paid-in-capital and Class A Common stock and deducted from retained earnings to reflect the fair value of the Class A stock issued.

      At December 31, 1998 the holders of 223,211 untendered warrants gave irrevocable notice of their intention to exercise their warrants by paying $20.69 per share. The subscription amount for the exercised but unpaid for warrants are shown in stockholders equity at year end with the subscribed amount ($4,916) deducted. The subscription proceeds were received in January 1999. Less than 1% of the original warrant issue was untendered or unexercised.

A summary of activity in common and treasury stock follows:

Class A Common Stock Issued
                               1998         1997          1996

 Balance, January 1        16,118,606   13,813,516    13,699,592
Exercise of stock options
 and other                 339,860          63,300    66,637
Exercise of stock rights   -             2,201,837    -
Exercise of warrants, net  2,124              -       -
Stock issued in tender
 offer for warrants        1,230,448          -       -
Employee stock purchase
 plan                          64,211       39,953        47,287
 Balance, December 31      17,755,249   16,118,606    13,813,516

Class B Common Stock Issued
                               1998         1997          1996

 Balance, January 1        9,500,000     8,226,562    8,226,562
Stock subscription by
 A.L. Industrier                 -       1,273,438         -
 Balance, December 31      9,500,000     9,500,000    8,226,562

Treasury Stock (Class A)
                               1998         1997          1996

 Balance, January 1        275,382         274,786    263,017
Purchases                    1,952             596     11,769
  Balance, December 31     277,334         275,382    274,786


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

      At December 31, 1998 and 1997, the Company's had foreign currency contracts outstanding with a notional amount of approximately $17,300 and $4,700, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 1999 and the unrealized gains and losses are not material.

     In November 1995, the Company entered into two interest rate swap agreements with two members of the consortium of banks which were parties to the Revolving Credit Facility to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The swap agreements fixed the interest rate at 5.655% plus 1.25% for a portion of the revolving credit facility ($54,600) through October 1998. (See Note 9.)

      Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

      The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the Convertible Subordinated Notes issued in 1998 approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The estimated fair value based on the bid price of the Convertible Subordinated Notes at December 31, 1998 was $264,928 compared to a carrying amount of $192,850.

18.  Stock Options and Employee Stock Purchase Plan:

       Under the Company's 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. An increase from 3,500,000 to 4,500,000 in the maximum number of Class A shares available for grant was approved by the shareholders in May 1998. In addition, the Company has a Non-Employee Director Option Plan (the "Director Plan") which provides for the issue of up to 150,000 shares of Class A Common stock. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 1998 are options to purchase 12,250 shares with cash appreciation rights, 4,338 of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 1998 and 1997, options for 1,663,799 and 1,572,327 shares, respectively, were available for future grant.

The table below summarizes the activity of the Plan:

                                   Weighted              Weighted
                        Options    Average               Average
                          Out-     Exercise   Options    Exercise
                        standing    Price   Exercisabl    Price
                                                 e

Balance at
 December 31, 1995      896,775    $16.85    383,278     $15.49
  Granted in 1996        44,000    $22.18
  Canceled in 1996     (36,000)    $18.01
  Exercised in 1996    (66,437)    $14.21

Balance at
 December 31, 1996      838,338    $17.30    444,982     $16.42
  Granted in 1997(1)    643,075    $16.65
  Canceled in 1997     (107,347)   $17.76
  Exercised in 1997    (63,100)    $12.22

Balance at
 December 31, 1997     1,310,966   $17.20    462,765     $17.29
  Granted in 1998(2)    989,500    $25.14
  Canceled in 1998     (80,972)    $18.34
  Exercised in 1998    (344,160)   $17.01

Balance at
 December 31, 1998     1,875,334   $21.38    854,514     $23.09


(1) Included in options outstanding at December 31, 1997 were 161,100 options granted in 1997 with exercise prices in excess of the fair market value of Class A stock on the date of grant. The weighted average exercise price of these options is $22.24. The weighted average exercise price of the remaining 481,975 options granted in 1997 is $14.76.

(2) Included in options outstanding at December 31, 1998 were 383,900 options granted in 1998 with exercise prices in excess of the fair market value of Class A stock on the date of grant. The weighted average exercise price of these options is $30.09. The weighted average exercise price of the remaining 605,600 options granted in 1998 is $22.01.

      The Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net income (loss) would have been reduced to the pro forma amounts for the years ended December 31, 1998, 1997 and 1996 as indicated below:

                                    1998       1997       1996
Net income (loss):
  As reported                     $24,211    $17,408   $(11,461)
  Proforma                        $22,427    $16,328   $(12,028)

Basic earnings (loss) per share:
  As reported                     $   .95    $  .77     $  (.53)
  Proforma                        $   .88    $  .72     $  (.55)

Diluted earnings (loss) per
share:
  As reported                     $   .92    $   .76    $  (.53)
  Proforma                        $   .85    $   .72    $  (.55)

      The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                      1998      1997     1996

     Expected life (years)              1-5      4-5      4-5
     Expected future dividend
          yield (average)             .81%     1.25%      .85%
     Expected volatility              0.35      0.40     0.40

      The risk-free interest rates for 1998, 1997 and 1996 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 1998, 1997 and 1996 amounted to 5.6%, 6.4% and 6.0%, respectively. The weighted average fair value of options granted during the years ended December 31, 1998, 1997, and 1996 with exercise prices equal to fair market value on the date of grant were $8.36, $5.53 and $7.90, respectively. The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 with exercise prices in excess of fair market value at the date of grant were $1.26 and $3.27. No options with exercise prices in excess of fair market value at the date of grant were granted in 1996.
      The following table summarizes information about stock options outstanding at December 31, 1998:

                    OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                   Weight-                Weight-
                                      ed                    ed
                 Number   Weighted Average                Average
                Outstand- Average   Exer-      Number      Exer-
   Range of      ing at   Remain-    cise   Exercisable    cise
   Exercise     12/31/98  ing Life  Price   at 12/31/98    Price
    Prices

$8.75 - $18.75   641,484    4.0    $15.39     346,850     $15.89
$19.50 - $22.13  674,350    6.1    $21.89      72,250     $20.99
$22.20 - $30.09  559,500    2.6    $27.64     435,414     $29.17

$8.75 - $30.09 1,875,334   4.3    $21.38     854,514     $23.09


      The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 25% of the employee's contribution. As of the second quarter of 1998 the Company increased the match to 50% of the employee contributions. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $513, $137 and $163 in 1998, 1997 and 1996, respectively.


19.  Supplemental Data:
                                       Years Ended December 31,
                                     1998      1997      1996
Research and development
 expense                         $36,034*     $32,068  $34,269
Depreciation   expense           $22,941      $21,591  $22,751
Amortization  expense            $15,179      $ 9,317  $ 8,752
Interest cost incurred           $26,357      $18,988  $20,549

Other income (expense), net:
      Interest income            $   757      $    519   $529
     Foreign exchange
       losses, net                  (895)        (726)    (195)
       Other,  net                  (262)        (360)    (504)
                                 $  (400)     $  (567) $  (170)


* Includes write-off of purchased in-process R&D related to Cox acquisition. (See Note 4.)

Supplemental cash flow information:

                                     1998      1997      1996
   Cash paid for interest
    (net of amount capitalized)    $25,078   $19,193   $20,250
   Cash paid for income taxes (net
     of refunds)                   $10,175   $   221   $ 9,182

   Supplemental schedule of
     noncash investing and
     financing activities:

   Fair value of assets acquired $255,121   $44,029       -
   Liabilities                     33,950        -         -
   Cash paid                      221,171     44,029      -
   Less cash acquired                 502        -         -

   Net cash paid                 $220,669   $44,029    $  -


20.   Information  Concerning Business  Segments  and  Geographic
Operations:

      In 1998 the Company adopted SFAS 131. The Company's reportable segments are the five decentralized divisions described in Note 1, (i.e. IPD, FCD, USPD, AHD, and AAHD). Each division has a president and operates in distinct business and/or geographic area. Prior years segment data has been restated to present the required information.

      The accounting policies of the segments are generally the same as those described in the "Summary of Significant Accounting Policies." Segment data includes immaterial intersegment revenues. No customer accounts for more than 10% of consolidated revenues.

      The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated. Eliminations include intersegment sales. Geographic revenues represent sales to third parties by country in which the selling legal entity is domiciled. Operating assets directly attributable to business segments are included in identifiable assets (i.e. sum of accounts receivable, inventories, net property, plant and equipment and net intangible assets). Cash, prepaid expenses, and other corporate and non allocated assets are included in unallocated. For geographic reporting long lived assets include net property, plant and equipment and net intangibles.

                                                    Depre-
                                                    ciation
                                         Identi-    and       Captial
                    Total     Operating  fiable     Amorti-   Expendi-
                    Revenue   Income(a)  Assets     zation    tures
1998
Business segments:
 IPD                $193,106  $ 7,971(b) $379,217   $11,460   $14,913
 USPD                178,785   11,061    209,243      8,063     6,807
 FCD                  53,048   17,526     85,409      5,301     3,643
 AHD                 166,343   37,800    151,000      8,578     2,864
 AAHD                 18,963    3,623     19,850      1,044       815
 Unallocated            -     (12,695)    64,217      3,674     2,336
 Eliminations        (5,661)    (290)       -          -         -
                    $604,584  $64,996    $908,936   $38,120   $31,378

1997
Business segments:
 IPD                $134,075  $10,975    $134,679   $ 6,525   $16,430
 USPD                155,381    4,057    211,096      8,355     4,703
 FCD                  38,664    9,442     74,672      4,634     1,621
 AHD                 158,428   32,023    139,367      7,279     3,028
 AAHD                 15,283    2,764     19,494      1,110       151
 Unallocated            -     (12,225)    52,558      3,005     1,850
 Eliminations        (1,543)     (138)      -         -          -
                    $500,288  $46,898    $631,866   $30,908   $27,783

1996
Business segments:
 IPD                $141,976   $2,521    $137,051   $ 7,638   $ 5,985
 USPD                152,317  (19,241)   206,310      9,493     3,727
 FCD                  36,032    8,538     68,361      4,691     4,931
 AHD                 146,005   20,993    119,001      6,631     6,778
 AAHD                 12,241    (302)     20,121        721     6,082
 Unallocated            -     (8,268)     62,563      2,329     3,371
 Eliminations        (2,387)     (321)      -         -          -
                    $486,184   $3,920    $613,407   $31,503   $30,874


(a) 1998 operating income includes one-time charges related to the acquisition of Cox Pharmaceuticals and 1996 operating income includes charges for management actions. The segments are impacted as follows:

                                     1998          1996

        IPD                       $3,600          $8,051
        USPD                         -             5,738
        AHD                          -            4,542
        Unallocated                  -               469
                                  $3,600         $18,800


(b) Goodwill amortization in IPD related to the Cox acquisition in 1998 amounted to approximately $3,000.

Geographic
                                                    Long-lived
                          Revenues             Identifiable Assets
                  1998      1997     1996     1998    1997      1996

United States   $338,487  $294,772 $280,277 $196,745 $205,188  $190,111
Norway           86,019    91,760   89,329  85,719     86,384    87,400
Denmark          52,565    53,624   55,867  57,144     55,795    48,626
United Kingdom   73,258     8,961    6,680  196,669     -         -
Other foreign
 (primarily
 Europe)         54,255    51,171   54,031    23,564    2,009     3,584
               $604,584  $500,288 $486,184  $559,841 $349,376  $329,721


21.  Selected Quarterly Financial Data (unaudited):

                                    Quarter
                                                                Total
                     First      Second     Third     Fourth     Year

1998
Total revenue       $126,562  $139,513    $164,337  $174,172  $604,584

Gross profit         $53,417   $59,162     $66,695  $73,986   $253,260

Net income          $5,402    $2,305(a)     $7,551   $8,953   $24,211

Earnings per
common share(b)

 Basic                  $.21     $.09         $.30     $.34      $.95
 Diluted                $.21     $.09         $.28     $.32      $.92

1997
Total revenue       $121,424  $118,986    $125,240  $134,638  $500,288

Gross profit         $48,122   $51,440     $51,559   $59,932  $211,053

Net income            $2,260    $3,470      $5,257    $6,421   $17,408

Earnings per
  common share(c)

 Basic                  $.10      $.16        $.23      $.27      $.77

 Diluted                $.10      $.16        $.22      $.26      $.76



(a) The second quarter of 1998 results include non-recurring charges of $3,600 pre-tax ($3,130 after tax) or $.12 per share related to the acquisition of Cox Pharmaceuticals. (See
    Note 4.)

(b) The sum of the earnings per share for the four quarters in 1998 does not equal the total for the year due to higher dilution in the third and fourth quarter calculations from the effect of the convertible debt using the if-converted method. The convertible debt was anti-dilutive for the year and therefore not included in the full year calculation.

(c) The sum of the earnings per share for the four quarters in 1997 does not equal the total for the year due to higher net income recognized in the third and fourth quarters combined with a higher number of shares outstanding during the second half of the year which does not have the same proportional effect on the total year calculation.


22.  Subsequent Events

New bank credit facility:

     In January 1999, the Company signed a $300,000 credit agreement with a consortium of banks. (See Note 9.)

Merger of Wade Jones distribution business:

In January 1999, the AHD contributed the distribution business of its Wade Jones Company ("WJ") into a partnership with G&M Animal
Health Distributors and T&H Distributors. The WJ distribution business which was merged had annual sales of approximately
$30,000 and assets (primarily accounts receivable and inventory) of less than $10,000. WJ will own 50% of the new entity, WYNCO
LLC ("WYNCO").

    WYNCO is a regional distributor of animal health products and services primarily to integrated poultry and swine producers and independent dealers operating in the Central South West and Eastern regions of the U.S. WYNCO will be the exclusive distributor for the Company's animal health products. Manufacturing and premixing operations at Wade Jones will remain part of the Company.

Strategic alliance with Ascent Pediatrics:

    On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company will provide up to $40,000 in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent.

     In addition, Ascent and the Company have entered into an agreement under which the Company will have the option during the first half of 2002 to acquire all of the then outstanding shares of Ascent for cash at a price to be determined by a formula based on Ascent's operating income.

     The transactions are subject to the approval of Ascent's stockholders at a meeting expected to be held during the second quarter of 1999.