Form 10-Q
period 1999-03-31
ALPHARMA INC
filed 1999-05-12
CIK 730469

Page 1 of 22


                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
March 31, 1999

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 30, 1999:

     Class A Common Stock, $.20 par value -- 18,004,928 shares;
     Class B Common Stock, $.20 par value --  9,500,000 shares.


                               ALPHARMA INC.

                                   INDEX



                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     March 31, 1999 and December 31, 1998                   3

     Consolidated Statement of Income for the
     Three Months Ended March 31, 1999 and 1998             4

     Consolidated Condensed Statement of Cash
     Flows for the Three Months Ended March 31,
     1999 and 1998                                          5

     Notes to Consolidated Condensed Financial
     Statements                                                 6-13


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     14-20



PART II.  OTHER INFORMATION


   Item 6.  Exhibits and Reports on Form 8-K                 21

   Signatures                                                22


                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)
                                (Unaudited)


                                              March 31,     December 31,
                                                1999            1998
ASSETS
Current assets:
  Cash and cash equivalents                 $  11,266        $ 14,414
  Accounts receivable, net                    145,844         169,744
  Inventories                                 140,492         138,318
  Prepaid expenses and other
   current assets                              12,226          13,008

     Total current assets                     309,828         335,484

Property, plant and equipment, net            237,694         244,132
Intangible assets, net                        304,098         315,709
Other assets and deferred charges              23,731          13,611
          Total assets                       $875,351        $908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt          $  9,852        $ 12,053
  Short-term debt                              17,769          41,921
  Accounts payable and accrued expenses       101,201         105,679
  Accrued and deferred income taxes             6,660          10,784
     Total current liabilities                135,482         170,437

Long-term debt:
  Senior                                      236,484         236,184
  Convertible subordinated notes,
     including $67,850 to related party       192,850         192,850
Deferred income taxes                          31,180          31,846
Other non-current liabilities                   9,178          10,340

Stockholders' equity:
  Class A Common Stock                          3,640           3,551
  Class B Common Stock                          1,900           1,900
  Additional paid-in-capital                  230,228         219,306
  Accumulated other comprehensive
    loss                                     (22,245)         (7,943)
  Retained earnings                            62,838          56,649
  Treasury stock, at cost                     (6,184)         (6,184)
     Total stockholders' equity               270,177         267,279
          Total liabilities and
           stockholders' equity              $875,351        $908,936

               The accompanying notes are an integral part of the consolidated condensed financial statements.

                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                                (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                                   1999       1998

     Total revenue                              $156,759    $126,562
        Cost of sales                             88,367      73,145
     Gross profit                                 68,392      53,417

        Selling, general and
          administrative expenses                 50,071      40,007

     Operating income                             18,321      13,410

        Interest expense                         (7,466)     (4,490)
        Other, net                                   943       (201)

     Income before provision for income taxes     11,798       8,719

        Provision for income taxes                 4,362       3,317
     Net income                                   $7,436     $ 5,402

     Earnings per common share:
       Basic                                     $  0.27     $  0.21
       Diluted                                   $  0.27     $  0.21

     Dividend per common share                   $  .045     $  .045



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)
                                                   Three Months Ended
                                                        March 31,
                                                     1999         1998
Operating Activities:
  Net income                                           $7,436    $5,402
  Adjustments to reconcile net
   income to net cash provided
   by operating activities, principally
   depreciation and amortization                       10,582    7,969
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
       Decrease in accounts receivable                17,605    12,619
       (Increase) in inventory                        (6,968)   (4,751)
       (Decrease) in accounts payable,
         accrued expenses and taxes payable           (3,634)    (5,679)
       Other, net                                       (877)    (1,460)
         Net cash provided by
         operating activities                          24,144    14,100

Investing Activities:
  Capital expenditures                                (6,739)    (6,364)
       Loan to Ascent Pediatric                       (4,000)   -
    Net cash used in investing
    activities                                       (10,739)    (6,364)

Financing Activities:
  Dividends paid                                      (1,247)    (1,142)
     Proceeds from sale of convertible
       subordinated debentures                          -       192,850
  Proceeds from senior long-term debt                187,000     -
  Reduction of senior long-term debt                (187,673)  (166,829)
   Net repayments under lines of credit              (22,777)   (30,028)
  Payments for debt issuance costs                    (3,104)    (3,750)
       Proceeds from issuance of common stock          11,011       699
     Net cash used in financing activities          (16,790)     (8,200)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                             (824)      (373)
  Income tax effect of exchange rate
    changes on intercompany advances                   1,061        339
     Net cash flows from exchange
            rate changes                                 237         (34)

Decrease in cash                                      (3,148)       (498)

Cash and cash equivalents at
  beginning of year                                   14,414      10,997
Cash and cash equivalents at
  end of period                                       $ 11,266   $ 10,499

           The accompanying notes are an integral part of the consolidated condensed financial statements.

1.   General

     The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1998 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   March 31,    December 31,
                                     1999          1998

     Finished product             $77,969       $ 68,834
     Work-in-process               28,835         25,751
     Raw materials                 33,688         43,733
                                 $140,492       $138,318

3.   Long-Term Debt

      In January 1999, the Company signed a $300,000 credit agreement ("1999 Credit Facility") with a consortium of banks arranged by the Union Bank of Norway, Den norske Bank A.S., and Summit Bank. The agreement replaced the prior revolving credit facility and a U.S. short-term credit facility and increased overall credit availability. The prior revolving credit facility was repaid in February 1999 by drawing on the 1999 Credit Facility.

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

      Interest on the facility will be at the LIBOR rate with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA.


Long-term debt consists of the following:
                                            March 31,   December 31,
                                               1999          1998
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility (6.6%)   $187,000          -
       Prior Revolving Credit Facility
    (6.6 - 7.0%)                             -           $180,000
  A/S Eksportfinans                          -              7,200
  Industrial Development Revenue Bonds:
   Baltimore County, Maryland
     (7.25%)                                 4,565          4,565
     (6.875%)                                1,200          1,200
   Lincoln County, NC                        4,500          4,500
  Other, U.S.                                  265            504

 Denominated in Other Currencies:
       Mortgage notes payable (NOK)         41,067         42,224
  Bank and agency development loans          7,719          7,991
(NOK)
  Other, foreign                                20             53
 Total senior debt                         246,336        248,237

Subordinated debt:
 5.75% Convertible Subordinated Notes
      due 2005                             125,000         125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note     67,850          67,850
 Total subordinated debt                   192,850         192,850

  Total long-term debt                     439,186        441,087
  Less, current maturities                   9,852         12,053
                                          $429,334       $429,034


4.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)                      Three Months Ended
                                         March 31,     March 31,
                                           1999          1998

Average shares outstanding - basic       27,255         25,350
Stock options                               430            172
Warrants                                   -               191
Convertible debt                           -               -
Average shares outstanding - diluted     27,685         25,713

      The amount of dilution attributable to the options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period. Subordinated debt, convertible into 6,744,481 shares of common stock at $28.59 per share, was outstanding at March 31, 1999 and 1998 but was not included in the computation of diluted EPS because the calculation of the assumed conversion was antidilutive for the three months ended March 31, 1999 and 1998. The numerator for the calculation of both basic and diluted is net income for the period.

5.   Supplemental Data

                                         Three Months Ended
                                        March 31,     March 31,
                                         1999           1998
Other income (expense), net:
 Interest income                       $  186           $  80
 Foreign exchange losses, net           (297)           (208)
 Amortization of debt costs             (279)           (75)
 Litigation settlement                  1,000           -
 Income from joint venture
       carried at equity                  300           -
 Other, net                                33                2
                                       $  943           $ (201)

Supplemental cash flow information:

Cash paid for interest (net amount
 capitalized)                          $3,521        $6,747
Cash paid for income taxes (net of
 refunds)                              $5,648      $1,948


6.        Reporting Comprehensive Income

      As  of  January 1, 1998, the Company adopted  Statement  of
Financial  Accounting  Standards No. 130 (SFAS  130),  "Reporting
Comprehensive Income."

      SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $6,866 and $182 for the three months ended March 31, 1999 and 1998, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

7.        Contingent Liabilities and Litigation

      The Company is one of multiple defendants in 80 lawsuits alleging personal injuries and seven class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The plaintiff in 34 of these lawsuits has agreed to dismiss the Company without prejudice but such dismissals must be approved by the Court. Based on an evaluation of the circumstances as now known, including but not solely limited to,
1) the fact that the Company did not manufacture phentermine, 2) it had a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

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


8.   Business Acquisition

      On May 7, 1998, the Company acquired all of the capital stock of Cox Investments Ltd. and its wholly owned subsidiary, Arthur H. Cox and Co., Ltd. and all of the capital stock of certain related marketing subsidiaries ("Cox") from Hoechst AG for a total purchase price including direct costs of the acquisition of approximately $198,000. Cox's operations are included in IPD and are located primarily in the United Kingdom with distribution operations located in Scandinavia and the Netherlands. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams.

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

     The following pro forma information on results of operations for the period presented assumes the purchase of Cox as if the companies had combined at the beginning of 1998:

                               Pro Forma
                           Three Months Ended
                              March 31,1998
                               (Unaudited)

        Revenues              $149,500
        Net income              $4,150
        Basic EPS                $0.16
        Diluted EPS              $0.16



9.   Business Segment Information

      The Company's reportable segments are five decentralized divisions (i.e. International Pharmaceuticals Division ("IPD"), Fine Chemicals Division ("FCD"), U.S. Pharmaceuticals Division ("USPD"), Animal Health Division ("AHD") and Aquatic Animal Health Division ("AAHD"). Each division has a president and operates in distinct business and/or geographic area. Segment data includes immaterial intersegment revenues which are eliminated in the consolidated accounts.

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated.


                           Three Months Ended March 31,
                     1999        1998         1999       1998
                          Revenues                 Income

IPD               $60,145      $35,362      $5,457
                                                        $1,980
USPD               39,436       37,041       2,121         720
FCD                15,433       12,281       5,754
                                                         3,591
AHD                40,471       38,947       9,350
                                                         8,285
AAHD                2,112        3,718       (920)         (3)
Unallocated and
 eliminations       (838)        (787)     (2,498)      (1,364)
                  $156,759    $126,562
Interest expense                           (7,466)      (4,490)
  Pretax income                            $11,798     $ 8,719


10.  Strategic Alliances

Joint Venture:

      In January 1999, the AHD contributed the distribution business of its Wade Jones Company ("WJ") into a partnership with G&M Animal Health Distributors and T&H Distributors. The WJ distribution business which was merged had annual sales of approximately $30,000 and assets (primarily accounts receivable and inventory) of less than $10,000. The Company owns 50% of the new entity, WYNCO LLC ("WYNCO"). The Company accounts for its interest in WYNCO under the equity method.

      WYNCO is a regional distributor of animal health products and services primarily to integrated poultry and swine producers and independent dealers operating in the Central South West and Eastern regions of the U.S. WYNCO is the exclusive distributor for the Company's animal health products. Manufacturing and premixing operations at WJ remain part of the Company.

Ascent Loan Agreement and Option:

      On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company will provide up to $40,000 in loans to Ascent to be
evidenced  by  7 1/2%  convertible  subordinated  notes  due   2005.
Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. As of March 31, 1999, the Company has advanced $4,000 to Ascent under the agreement.

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

11.  Subsequent Event

      In  April  1999,  the Company's IPD purchased  the  generic pharmaceutical  business  Jumer  Laboratories  SARL  and  related companies of the Cherqui group in Paris, France. The Cherqui group generated revenues in 1998 of approximately $10.0 million. The acquisition consisted of products, trademarks and registrations and will be accounted for in accordance with the purchase method.

12.  Recent Accounting Pronouncements

      In  June  1998,  the Financial Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999
(January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.




Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Overview

     Operations in the first quarter of 1999 improved relative to
the  comparable  quarter  in  1998  and  included  a  number   of
significant transactions which we believe will enhance future growth. Such transactions include:

1999

    In   January,   the  Company  contributed  the  distribution
     business of our Wade Jones subsidiary into a joint venture with two similar third-party distribution businesses. The new entity, which is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S., is 50% owned by Alpharma.

    In January, the Company completed negotiations to replace its revolving credit facility and existing domestic short term credit lines with a comprehensive syndicated facility which provides for increased borrowing capacity of up to $300.0 million.

    In  February,  USPD  entered into an agreement  with  Ascent
     Pediatrics, Inc., a branded pediatric pharmaceutical company, under which USPD will provide up to $40 million in loans in the form of convertible debenture to Ascent. In addition, the Company will have the option to acquire Ascent in 2002 for a price based on Ascent's operating income. These transactions are subject to the approval of Ascent's stockholders.

    In April, IPD purchased a French generic pharmaceutical business. The cash required to acquire the business and repay existing loans was approximately $26.0 million.


Results of Operations - Three Months Ended March 31, 1999

      Total revenue increased $30.2 million (23.9%) in the three months ended March 31, 1999 compared to 1998. Operating income in 1999 was $18.3 million, an increase of $4.9 million, compared to 1998. Net income was $7.4 million ($.27 per share diluted) compared to $5.4 million ($.21 per share diluted) in 1998.

      Revenues increased in the Human Pharmaceuticals business by $30.4 million and were approximately the same in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment. Changes in revenue and major components of change for each division in the three month period ended March 31, 1999 compared to March 31, 1998 are as follows:

      Revenues in IPD increased by $24.8 million due primarily to the Cox acquisition in 1998 ($26.7 million) and the introduction of new products offset partially by lower volume in certain markets. Revenues in FCD increased by $3.2 million due mainly to volume increases in vancomycin and polymyxin. USPD revenues increased $2.4 million due to volume increases in new products and revenue from licensing activities offset partially by lower net pricing. AHD revenues increased $1.5 million due to increased volume in the poultry and cattle markets offset partially by sales previously recorded by Wade Jones company now being recorded by Wynco, the company's joint venture distribution company.(i.e. Wynco joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were $1.6 million lower due to market developments which resulted in lower vaccine volume in the Norwegian salmon market.

      On  a  consolidated  basis, gross  profit  increased  $15.0 million  and the gross margin percent increased to 43.6% in  1999 compared to 42.2% in 1998.

      A major portion of the increase in dollars results from the Cox acquisition. Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in AHD and FCD and sales of new products and licensing activities in IPD and USPD.

      Partially offsetting increases were volume decreases in certain IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

      Operating expenses increased $10.1 million and represented 31.9% of revenues in 1999 compared to 31.6% in 1998. Approximately half of the increase is attributable to the Cox acquisition. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, and annual increases in compensation including increased incentive programs.

       Operating income increased $4.9 million (36.6%). IPD accounted for $3.5 million of the increase primarily due to Cox operating income. Increases were recorded by AHD due primarily to increased volume, by USPD due to new products and licensing activities, and by FCD due to increased volume. Increases in certain operating expenses and lower AAHD income due to market developments offset increased operating income to some extent.

      Interest expense increased in 1999 by $3.0 million due primarily to debt incurred to finance the acquisition of Cox and other 1998 acquisitions offset partially by increased cash flow in 1999 which lowered overall debt levels relative to year end 1998.

      Other, net was $.9 million income in 1999 compared to ($.2)
million   expense  in  1998.  1999  included  patent   litigation
settlement income of $1.0 million and equity income from the Wynco joint venture of $.3 million.

Management Actions

      The dynamic nature of our business gives rise, from time to time, to additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Management is continuously reviewing these opportunities and may take actions in the future which could be material to the results of operations in the quarter they are announced.

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

State of Readiness

     The Company summarizes its divisions' state of readiness at March 31, 1999 as follows:

Information Systems and Hardware

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   100%                 Completed
2                   100%                 Completed
3                   70 -  80%            2nd Quarter 1999
4                   50 -  90%            3rd Quarter 1999


Embedded Factory Systems

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   100%                 Completed
2                   100%                 Completed
3                   50 -  85%            3rd Quarter 1999
4                   50 -  85%            3rd Quarter 1999

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


Cost

     The Company expects the costs directly associated with its Y2K efforts to be between $3.0 and $4.0 million of which approximately $2.0 million has been spent to date. The cost estimates do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

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


Financial Condition

           Working capital at March 31, 1999 was $174.3 million compared to $165.0 million at December 31, 1998. The current ratio was 2.29 to 1 at March 31, 1999 compared to 1.97 to 1 at year end. Long-term debt to stockholders' equity was 1.59:1 at March 31, 1999 compared to 1.61:1 at December 31, 1998.

      All balance sheet captions decreased as of March 31, 1999 compared to December 1998 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone and British Pound, depreciated versus the U.S. Dollar in the three months of 1999 by approximately 2%, 8% and 3%, respectively. In addition, the Company's operations in Indonesia and Brazil were negatively affected due to the decline of their currencies versus the U.S. Dollar. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $3.1 million, inventories $2.7 million, accounts payable and accrued expenses $2.3 million, and total stockholders' equity $14.3 million. The $14.3 million decrease in stockholder's equity represents accumulated other comprehensive loss for the three months ended March 31, 1999 resulting from the strengthening of the U.S. dollar.

      In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD will provide up to $40 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12 million of the proceeds of the loans can be used for general corporate purposes, with $28 million of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. While exact timing cannot be predicted, it is expected the $40.0 million will be advanced in the next two years. As of March 31, 1999, $4.0 million has been advanced and in the third and fourth quarters of 1999 additional amounts are expected to be advanced. The outstanding loan and future loans to Ascent are subject to a normal risk of collectibility. In addition, the Company may be required to recognize losses to the extent Ascent has accumulated losses in excess of its stockholders' equity and indebtedness subordinate to our loan. The Company can limit loans to Ascent in certain circumstances.

     At March 31, 1999, the Company had $11.3 million in cash and approximately $125.0 million available under existing European lines of credit and its $300.0 million credit facility. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs and smaller acquisitions.

     In April 1999, the Company acquired a generic pharmaceutical business in France. The cash required to acquire the business and repay existing loans totaled $26.0 million and was funded through existing credit lines.

     The Company expects to continue its pursuit of complementary acquisitions or alliances, particularly in human pharmaceuticals, that can provide new products and market opportunities as well as leverage existing assets. In order to accomplish any significant acquisition, it is likely that the Company will need to obtain additional financing in the form of equity related securities and/or borrowings. Any significant new borrowing require the Company meet the debt covenants included in the 1999 Credit Facility which provide for varying interest rates based on the ratio of total debt to EBITDA.

      The Company is evaluating and actively pursuing a number of acquisitions but has not reached any definitive agreements or understandings. To provide financing flexibility for possible acquisitions the Company is presently planning a convertible debenture issue of approximately $170.0 million in the second quarter of 1999. One of the possible acquisitions could require the use of a substantial portion of the planned financing.
___________

Statements made in this Form 10Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 1998.


                  PART II.  OTHER INFORMATION





Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     None.

(b) Reports on Form 8-K

     On February 23, 1999, the Company filed a report on Form 8-K dated February 16, 1999 reporting Item 5. "Other Events".

      The event reported was a loan agreement between the Company and Ascent Pediatrics, Inc.




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)



Date: May 12, 1999            /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer