Form 10-Q
period 1999-06-30
ALPHARMA INC
filed 1999-08-09
CIK 730469

Page 2 of 29




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
June 30, 1999

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 30, 1999:

    Class A Common Stock, $.20 par value -  18,048,159 shares.
    Class B Common Stock, $.20 par value --  9,500,000 shares.



                          ALPHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     June 30, 1999 and December 31, 1998                        3

     Consolidated Statement of Income for the
     Three and Six Months Ended June 30, 1999
     and 1998                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Six Months Ended June 30,
     1999 and 1998                                         5

     Notes to Consolidated Condensed Financial
      Statements                                               6-16


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   17-26

PART II.  OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote
            of Security Holders                            27

  Item   6.  Exhibits   and   reports on Form 8-K          28

 Signatures                                                29

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)

                                            June 30,   December 31,
                                               1999            1998
___ ASSETS
Current assets:
  Cash and cash equivalents             $   22,516    $ 14,414
  Accounts receivable, net                 172,470     169,744
  Inventories                              152,917     138,318
  Prepaid expenses and other                13,067      13,008
     Total current assets                  360,970     335,484

Property, plant and equipment, net         237,784     244,132
Intangible assets, net                     473,227       315,709
Other assets and deferred charges           36,010      13,611
          Total assets                  $1,107,991     $908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt     $    9,258     $ 12,053
  Short-term debt                           46,917       41,921
  Accounts payable and accrued liabilities 128,508     105,679
  Accrued and deferred income taxes          7,972      10,784
     Total current liabilities             192,655     170,437

Long-term debt:
 Senior                                    237,923      236,184
 Convertible subordinated notes,
   including $67,850 to related party      363,362      192,850
Deferred income taxes                       31,424       31,846
Other non-current liabilities               11,776      10,340

Stockholders' equity:
   Class A Common Stock                      3,662       3,551
   Class B Common Stock                      1,900       1,900
   Additional paid-in-capital              233,626     219,306
   Accumulated other comprehensive
     loss                                 (31,522)     (7,943)
   Retained earnings                        69,369      56,649
   Treasury stock, at cost                 (6,184)      (6,184)
     Total stockholders' equity            270,851     267,279

          Total liabilities and
           stockholders' equity         $1,107,991    $908,936

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)



                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                                1999       1998        1999            1998

Total revenue               $163,839    $139,513     $320,598   $266,075
   Cost of sales               90,028     80,351      178,395    153,496
Gross profit                  73,811      59,162      142,203    112,579
   Selling, general and
     administrative expenses  52,743      47,826      102,814     87,833

Operating income              21,068      11,336       39,389     24,746

   Interest expense          (8,857)     (6,489)     (16,323)   (10,979)
   Other, net                   (22)         383          921        182
Income before provision
 for income taxes             12,189       5,230       23,987     13,949
   Provision for income
      taxes                    4,417       2,925        8,779      6,242
Net  income                 $  7,772     $ 2,305    $  15,208    $ 7,707


Earnings per common share:

  Basic                     $   0.28     $  0.09     $   0.56   $   0.30
  Diluted                   $   0.28     $  0.09    $   0.55   $   0.30
Dividends per common share  $  0.045     $ 0.045     $   0.09  $   0.09



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)
                                                 Six Months Ended
                                                   June 30,
                                                     1999        1998
Operating Activities:
  Net income                                        $ 15,208  $  7,707
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization                      21,893    17,327
   Purchased in-process research & development                   2,081
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
     Decrease in accounts receivable                     8,628   14,216
     (Increase) in inventory                          (18,314)   (3,788)
     (Decrease) in accounts payable,
       accrued expenses and taxes payable              (3,560)   (3,198)
     Other, net                                        1,259         893
       Net cash provided by
         operating activities                         25,114      35,238

Investing Activities:
  Capital expenditures                                (15,050)   (13,652)
  Loan to Ascent Pediatrics                             (4,000)          --
  Purchase of businesses, net of cash acquired       (173,626)   (197,044)
    Net cash used in investing activities            (192,676)   (210,696)

Financing Activities:
  Dividends paid                                       (2,488)   (2,286)
  Proceeds from sale of convertible
   subordinated debentures                             170,000   192,850
  Proceeds from senior long-term debt                  277,000   187,522
  Reduction of senior long-term debt                 (278,858)   (180,494)
  Net advances (repayment) under lines of credit        4,020    (12,074)
  Payments for debt issuance costs                     (8,445)   (4,105)
  Proceeds from issuance of common stock               14,431     1,365
          Net cash provided by financing activities   175,660    182,778

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                            (1,519)     (189)
  Income tax effect of exchange rate
    changes on intercompany advances                    1,523        93
     Net cash flows from exchange
               rate changes                                4        (96)

Increase (decrease) in cash                              8,102    7,224
Cash and cash equivalents at
  beginning of year                                     14,414      10,997
Cash and cash equivalents at
  end of period                                       $ 22,516   $  18,221

             The accompanying notes are an integral part of the consolidated condensed financial statements.

1.   General

       The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1998 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   June 30,    December 31,
                                     1999          1998

     Finished product             $88,965       $ 68,834
     Work-in-process               27,951         25,751
     Raw materials                 36,001         43,733
                                 $152,917       $138,318

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

       Interest on the facility will be at the LIBOR rate with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. Margins can increase based on the ratio of equity to total assets.

       Primarily as a result of the Company's acquisition of the Isis Group, the equity to total asset ratio at June 30, 1999 was 24.5%. The ratio falling below 25% requires a prospective increase in the margin on debt outstanding under the 1999 Credit Agreement of .75% (2.25% aggregate margin) and requires the Company to achieve a minimum 25% ratio within six months.

       In   June  1999,  the  Company  issued  $170,000  principal   amount
of   3.0%   Convertible  Senior  Subordinated  Notes  due  2006  (the   "06
Notes").   The  06  Notes  will  pay  cash  interest  of  3%   per   annum,
calculated   on   the   initial  principal  amount  of   the   Notes.   The
Notes  will  mature  on  June  1,  2006 at  a  price  of  134.104%  of  the initial principal amount. The payment of the principal amount of the Notes at maturity (or earlier, if the Notes are redeemed by the Company prior to maturity), together with cash interest paid over the term of the Notes, will yield investors 6.875% per annum. The interest accrued but which will not be paid prior to maturity (3.875% per annum) is reflected as long-term debt in the accounts of the Company. The 06 Notes are redeemable by the Company after June 16, 2002.

       The   Notes   are  convertible  at  any  time  prior  to   maturity,
unless previously redeemed, into 31.1429 shares of the Company's Class A Common stock per one thousand dollars of initial
principal   amount  of  06  Notes.  This  ratio  results  in   an   initial
conversion price of $32.11 per share. The number of shares into which a 06 Note is convertible will not be adjusted for the accretion of principal or for accrued interest.

       The net proceeds from the offering of approximately $164,000 were used to retire outstanding senior long-term debt principally outstanding under the 1999 Credit Facility. This created the capacity under the 1999 Credit Facility to finance the acquisition of Isis Pharma in the second quarter. (See Note 4.)


Long-term debt consists of the following:
                                            June 30,    December 31,
                                               1999          1998
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility           $190,000         -
   (6.5 - 6.6%)
       Prior Revolving Credit Facility                   $180,000
       (6.6 - 7.0%)                           -
  A/S Eksportfinans                           -             7,200
  Industrial Development Revenue Bonds:
   Baltimore County, Maryland
     (7.25%)                                  3,930         4,565
     (6.875%)                                 1,200         1,200
   Lincoln County, NC                         4,500         4,500
  Other, U.S.                                   232           504

 Denominated in Other Currencies:
       Mortgage notes payable (NOK)          40,208        42,224
  Bank and agency development loans           7,094         7,991
(NOK)
  Other, foreign                                17             53
 Total senior debt                          247,181       248,237

Subordinated debt:
 5.75% Convertible Subordinated Notes
      due 2005
                                            125,000        125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note      67,850         67,850
    3% Convertible Senior Subordinated
       Notes due 2006 (6.875% yield),
       including interest accretion         170,512           -

 Total subordinated debt                    363,362        192,850

  Total long-term debt                      610,543       441,087
  Less, current maturities                   9,258         12,053
                                           $601,285      $429,034
4.   Business Acquisitions

Cox:

      On May 7, 1998, the Company's IPD acquired all of the capital stock of Cox Investments Ltd. and its wholly owned subsidiary, Arthur H. Cox and Co., Ltd. and all of the capital stock of certain related marketing subsidiaries ("Cox") from Hoechst AG for a total purchase price including direct costs of the acquisition of approximately $198,000. Cox's operations are included in IPD and are located primarily in the United Kingdom with distribution operations located in Scandinavia and the Netherlands. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams.

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

Jumer:

      On April 16, 1999, the Company's IPD acquired the generic pharmaceutical business Jumer Laboratories SARL and related companies of the Cherqui group ("Jumer") in Paris, France for approximately $26.4 million, which includes the assumption of debt which was repaid subsequent to closing. The acquisition consisted of products, trademarks and registrations.

      The acquisition was accounted for in accordance with the purchase method. The preliminary fair value of the assets acquired and liabilities assumed and the results of Jumer's operations is included in the Company's consolidated financial statements beginning on the acquisition date, April 16, 1999. The Company is amortizing the acquired intangibles and goodwill based on preliminary estimates of lives generally over an average of 15 years using the straight line method.

Isis:

      On June 18, 1999, the Company's IPD acquired all of the capital stock of Isis Pharma GmbH and its subsidiary, Isis Puren ("Isis") from Schwarz Pharma AG for approximately $153 million in cash, and a further purchase price adjustment equal to any increase (or decrease) in the net assets of Isis from January 1, 1999 to the date of acquisition. Isis operates a generic and branded pharmaceutical business in Germany. The acquisition consisted of personnel (approximately 200 employees; 140 of whom are in the sales force) and product registrations and trademarks. No plant, property or manufacturing equipment were part of the acquisition.

      The Company financed the $153 million purchase price under its 1999 Credit Facility. On June 2, 1999, the Company repaid borrowings under the 1999 Credit Facility with a substantial portion of the proceeds from the issuance of the 06 Notes. Such repayment created the capacity under the 1999 Credit Facility to incur the borrowings used to finance the acquisition of Isis.

      The acquisition was accounted for in accordance with the purchase method. The preliminary fair value of the assets acquired and liabilities assumed and the results of Isis operations are included in the Company's consolidated financial statements beginning on June 15, 1999. The Company is amortizing the acquired intangibles and goodwill based on preliminary estimates of lives over an average of approximately 18 years using the straight line method.

Proforma Information:

     The following pro forma information on results of operations assumes the purchase of all businesses discussed above as if the companies had combined at the beginning of each period presented:

                             Proforma            Proforma
                        Three Months Ended   Six Months Ended
                             June 30,            June 30,
                          1999      1998*     1999      1998*

Revenue                 $180,900  $174,600  $356,100  $346,700
Net income              $8,500     $7,100   $15,300   $12,500
Basic EPS                $0.31      $0.28     $0.56     $0.49
Diluted EPS              $0.30      $0.28     $0.55     $0.49

*   Excludes   actual  non-recurring  charges  related   to   the
acquisition of Cox of $3,130 after tax or $0.12 per share.

      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and an increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of each respective period, or of future results of operations of the consolidated entities.

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)   Three Months Ended   Six Months Ended
                        June 30,  June 30,  June 30,  June 30,
                          1999      1998      1999      1998

Average shares
outstanding - basic     27,503     25,384    27,379    25,367
Stock options              353        174       380       171
Warrants                 -            235     -           219
Convertible debt         6,744        -        -          -
Average shares
outstanding - diluted   34,600     25,793    27,759    25,757

      The amount of dilution attributable to the options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period.

      Subordinated debt, convertible into 6,744,481 shares of common stock at $28.59 per share, was included in the computation of diluted EPS for the three months ended June 30, 1999. The calculation of the assumed conversion was antidilutive for all other periods presented. In addition the 06 Notes, convertible into 5,294,301 shares of common stock at $32.11 per share, were not included in the computation of diluted EPS because the calculation of the assumed conversion was antidilutive for all periods presented.

      The numerator for the calculation of both basic and diluted is net income for all periods presented except the three months ended June 30, 1999. A reconciliation of net income for basic to diluted is as follows:

                              Three Months     Six Months Ended
                                  Ended
                              June     June      June     June
                              30,       30,      30,      30,
                              1999     1998      1999     1998

Net income - basic          $7,772    $2,305   $15,208  $7,707
Adjustments under if -
  converted method, net of   1,870      -        -         -
tax
Adjusted net income -       $9,642    $2,305   $15,208  $7,707
diluted



6.   Supplemental Data

                              Three Months     Six Months Ended
                                  Ended
                              June     June      June     June
                              30,       30,      30,      30,
                              1999     1998      1999     1998
Other income (expense),
net:
 Interest income               258      188      444      268
 Foreign exchange losses,       29    (280)    (268)    (488)
net
 Amortization of debt costs  (367)    (218)    (657)    (293)
 Litigation settlement          -        -     1,000       -
 Income from joint venture
       carried at equity       348       -       648       -
 Gain (loss) on sale of
assets                        (56)      681     (56)      681
 Other, net                  (234)       12    (190)       14
                            $ (22)    $ 383    $ 921    $ 182




                            Six Months Ended
                              June     June
                              30,       30,
                              1999     1998
Supplemental cash flow
information:

Cash paid for interest (net
of                          $13,226   $9,710
 amount capitalized)
Cash paid for income taxes
 (net of refunds)           $ 7,660   $3,043

Detail of Businesses
Acquired:
 Fair value of assets       $213,087  $230,740
 Liabilities                 38,558     33,229
 Cash paid                  174,529    197,511
 Less cash acquired             903       467
 Net cash paid for
  acquisitions              $173,626  $197,044


7.   Reporting Comprehensive Income

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(1,505) and $1,974 for the three months ended June 30, 1999 and 1998, respectively. Total comprehensive income
(loss) amounted to approximately $(8,371) and $1,792 for the six months ended June 30, 1999 and 1998. The only components of accumulated other comprehensive income (loss) for the Company are foreign currency translation adjustments.

8.   Contingent Liabilities and Litigation

      The Company is one of multiple defendants in 72 lawsuits (after the dismissal in the second quarter of 1999 of 8 lawsuits) alleging personal injuries and seven class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The plaintiff in 34 of these lawsuits has agreed to dismiss the Company without prejudice but such dismissals must be approved by the Court. Based on an evaluation of the circumstances as now known, including but not solely limited to:
1) the fact that the Company did not manufacture phentermine, 2) it had a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

     Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. The Company's request for a court injunction to prevent the imposition of the ban was rejected. The Company is continuing to actively pursue other initiatives, based on scientific evidence available for the product, to limit the effects of this ban although an assurance of success cannot be given. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, an expansion of the ban to further countries where the Company has material sales of bacitracin based products could be material to the financial condition and results of operations of the Company.

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


                            Three Months Ended June 30,
                     1999        1998         1999       1998
                          Revenues                 Income

IPD               $68,055      $47,095      $7,565       $420
USPD               42,315       39,122       2,322       1,621
FCD                16,019       13,612       6,192       4,847
AHD                35,103       38,633       9,151       8,648
AAHD                2,522        2,293       (920)        (309)
Unallocated and
 eliminations        (175)     (1,242)     (3,264)      (3,508)
                  $163,839    $139,513
Interest expense                            (8,857)     (6,489)
  Pretax income                            $ 12,189    $ 5,230


                            Six Months Ended June 30,
                     1999        1998         1999       1998
                          Revenues                 Income

IPD               $128,200     $82,457     $13,022       $2,400
USPD               81,751       76,163       4,443        2,341
FCD                31,452       25,893      11,946        8,438
AHD                75,574       77,580      18,501       16,933
AAHD                4,634        6,011     (1,840)         (312)
Unallocated and
 eliminations      (1,013)     (2,029)     (5,762)       (4,872)
                  $320,598    $266,075
Interest expense                           (16,323)     (10,979)
  Pretax income                            $ 23,987    $ 13,949


      At December 31, 1998 IPD identifiable assets were $379,217.
Due   primarily  to  the  acquisitions  of  Jumer  and  Isis  the identifiable  assets  of IPD at June 30, 1999  are  approximately
$579,000.

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

Ascent Loan Agreement and Option:

      On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company may provide up to $40,000 in loans to Ascent to be
evidenced  by  7 1/2%  convertible  subordinated  notes  due   2005.
Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. As of June 30, 1999, the Company had advanced $4,000 to Ascent under the agreement. Subsequently, the Company advanced $1,500 to Ascent in July 1999.

      In addition, Ascent and the Company have entered into an agreement under which the Company will have the option during the first half of 2002 to acquire all of the then outstanding shares of Ascent for cash at a price to be determined by a formula based on Ascent's operating income.

       The   above   transactions  were  approved   by   Ascent's
stockholders in July of 1999.

11.  Recent Accounting Pronouncements

      In  June  1998,  the Financial Accounting  Standards  Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended in 1999, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

      SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.



12.  Subsequent Events

      In July 1999, the Company made the decision to rationalize Aquatic Animal Health production capacity by closing its Bellevue, Washington plant and severing all 21 employees. The plant is expected to be closed and all employees terminated by the end of 1999.

     The plant closing will require a charge for severance, lease costs and other exit activities in the third quarter of 1999 (presently estimated at between $2,000 and $3,000 pre-tax). The closing plan and charge will be finalized by the end of the third quarter of 1999.





Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Overview

     Operations in the first six months of 1999 improved relative to the comparable period in 1998 and included a number of significant transactions which we believe will enhance future flexibility and growth. Such transactions include:

     In January, the Company contributed the distribution business of our Wade Jones subsidiary into a joint venture with two similar third-party distribution businesses. The new entity, WYNCO, which is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S., is 50% owned by Alpharma.

     In January, the Company replaced its revolving credit facility and existing domestic short term credit lines with a $300.0 million comprehensive syndicated facility which provides for increased borrowing capacity.

     In February, USPD entered into an agreement with Ascent Pediatrics, Inc., a branded pediatric pharmaceutical company, under which USPD may provide up to $40 million in loans subject to Ascent meeting agreed terms and conditions. In addition, the Company will have the option to acquire Ascent in 2002 for a price based on Ascent's operating income. These transactions were approved by Ascent's stockholders in July of 1999.

     In  April,  the  Company's IPD purchased  a  French  generic pharmaceutical  business. The cash required to  acquire  the business  and  repay existing loans was approximately  $26.4 million.

     In June, the Company issued $170.0 million of 3% Convertible
     Senior Subordinated Notes due in 2006.

     In June, the Company's IPD acquired the Isis Pharma Group, a
     German generic pharmaceutical business. The cash required to acquire the business was approximately $153.0 million.

Results of Operations - Six Months Ended June 30, 1999

      Total revenue increased $54.5 million (20.5%) in the six months ended June 30, 1999 compared to 1998. Operating income in 1999 was $39.4 million, an increase of $14.6 million, compared to 1998. Net income was $15.2 million ($.55 per share diluted) compared to $7.7 million ($.30 per share diluted) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced income by $3.1 million ($.12 per share).

      Revenues increased in the Human Pharmaceuticals business by $56.9 million and were $3.4 million lower in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment. Changes in revenue and major components of change for each division in the six month period ended June 30, 1999 compared to June 30, 1998 are as follows:

      Revenues in IPD increased by $45.7 million due primarily to the acquisitions in 1998 and 1999 ($40.8 million aggregate increase due mainly to the Cox acquisition). The introduction of new products and limited pricing improvements which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Revenues in FCD increased by $5.6 million due mainly to volume increases in vancomycin and amphotericin. USPD revenues increased $5.6 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. AHD revenues decreased $2.0 million due to increased volume in the poultry and cattle markets being offset entirely by sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company. (i.e. WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were $1.4 million lower due to market developments which resulted in lower vaccine volume in the Norwegian salmon market.

      On  a  consolidated  basis, gross  profit  increased  $29.6 million  and the gross margin percent increased to 44.4% in  1999 compared to 42.3% in 1998. Gross profit in 1998 was reduced by a $1.3 million charge related to the acquisition of Cox.

      A major portion of the increase in dollars was recorded in IPD and results from the 1998 and 1999 acquisitions (particularly
Cox). Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in AHD and FCD and sales of new products and licensing activities in IPD and USPD.

      Partially offsetting increases were volume decreases in certain IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

      Operating expenses increased $15.0 million and represented 32.1% of revenues in 1999 compared to 33.0% in 1998. A portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, and annual increases in compensation including incentive programs. Operating expenses in 1998 include a write off of in-process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

      Operating income increased $14.6 million (59.2%). IPD accounted for $10.6 million of the increase primarily due to 1998 and 1999 acquisitions, the absence of 1998 acquisition charges related to Cox, positive pricing and new product sales. Increased operating income was recorded by AHD due primarily to increased volume, by USPD due to higher volume and licensing activities net of pricing reductions, and by FCD due to increased volume. Increases in certain operating expenses and lower AAHD income due to market developments offset increased operating income to some extent.

      Interest expense increased in 1999 by $5.3 million due primarily to debt incurred to finance the acquisitions of Cox and other 1998 and 1999 acquisitions.

      Other, net was $.9 million income in 1999 compared to $.2 million income in 1998. Other, net in 1999 includes patent litigation settlement income of $1.0 million and equity income from the WYNCO joint venture of $.6 million. 1998 included gains on property sales of $.7 million.

Results of Operations -  Three Months Ended June 30, 1999

      Total revenue increased $24.3 million (17.4%) in the three months ended June 30, 1999 compared to 1998. Operating income in 1999 was $21.1 million, an increase of $9.7 million, compared to 1998. Net income was $7.8 million ($.28 per share diluted) compared to $2.3 million ($.09 per share diluted) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced income by $3.1 million ($.12 per share).

      Revenues increased in the Human Pharmaceuticals business by $26.6 million and declined by $3.3 million in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment. Changes in revenue and major components of change for each division in the three month period ended June 30, 1999 compared to June 30, 1998 are as follows:

      Revenues in IPD increased by $21.0 million due primarily to the acquisitions in 1998 and 1999 ($15.5 million primarily due to
Cox), the introduction of new products and selected price increases. Revenues in FCD increased by $2.4 million due mainly to volume increases in vancomycin and amphotericin. USPD revenues increased $3.2 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. AHD revenues decreased $3.5 million due to sales previously recorded by Wade Jones company now being recorded by Wynco, the company's joint venture distribution company. (i.e. Wynco joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AHD revenues in core product lines increased in volume partially offsetting the reduction due to the establishment of the joint venture. AAHD sales were approximately the same in a seasonally slow second quarter of both years.

      On a consolidated basis, gross profit increased $14.6 million and the gross margin percent increased to 45.1% in 1999 compared to 42.4% in 1998. The second quarter of 1998 was negatively effected by the $1.3 million charge related to the Cox acquisition and the gross margin percent without the charges was 43.3%.

      A major portion of the increase in dollars was recorded by IPD and is mainly attributable to the 1998 and 1999 acquisitions (primarily Cox). Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in USPD, AHD and FCD and sales of new products and licensing activities in IPD and USPD.

      Partially offsetting increases were volume decreases in certain IPD markets, and lower net pricing primarily in USPD.

      Operating expenses increased $4.9 million and represented 32.2% of revenues in 1999 compared to 34.3% in 1998. The increase results mainly from operating expenses including amortization of intangible assets related to 1998 and 1999 acquisitions. Charges for in-process R&D and severance related to the Cox acquisition of $2.3 million are included in the 1998 amounts.

      Operating income increased $9.7 million. On a comparable basis without the charge in the second quarter of 1998 related to Cox operating income increased $6.1 million (41.1%). Not including the Cox charges IPD operating income increased $3.5 million due to 1998 and 1999 acquisitions, increased pricing and new product sales. Increases were recorded by AHD due primarily to increased volume, by USPD due to volume increases exceeding price declines and by FCD due to increased volume. AAHD operating income declined due to unfavorable market developments.

      Interest expense increased in 1999 by $2.4 million due primarily to debt incurred to finance the acquisition of Cox and other 1998 and 1999 acquisitions.

Taxes

      The effective tax rate for the three and six months ended June 30, 1999 was 36.2% and 36.6% compared to 55.9% and 44.7% in the comparable periods in 1998. The primary reason for the higher rate in 1998 was the charge related to the acquisition of Cox included a $2.1 million expense for in-process research and development which is not tax benefited.

Management Actions

      The dynamic nature of our business gives rise, from time to time, to additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Management is continuously reviewing these opportunities and may take actions in the future which could be material to the results of operations in the quarter they are announced.

      In this regard, the AAHD in July 1999 concluded a study of production capacity and recommended that the AAHD's Bellevue
Washington facility be closed by the end of 1999. The proposal was approved by executive management and 21 affected employees were informed in July 1999. The action will require charges in the third quarter of 1999 for severance, lease costs and other exit activities. The plan will be finalized in the third quarter. The charges are presently estimated to be in a range of $2.0 to $3.0 million before tax.

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

State of Readiness

     The Company summarizes its divisions' state of readiness at June 30, 1999 as follows:

Information Systems and Hardware

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   100%                 Completed
2                   100%                 Completed
3                   90 - 100%            3rd Quarter 1999
4                   80 - 95%             3rd Quarter 1999


Embedded Factory Systems

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   100%                 Completed
2                   100%                 Completed
3                   75 -100%             3rd Quarter 1999
4                   75 -100%             3rd Quarter 1999

Third Party Relationships

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   100% (a)             Completed (a)
2                   90 - 100%  (a)       3rd Quarter 1999(a)
3                   85 - 90% (a) (b)     3rd Quarter 1999(a,b)
4                   75 - 85%(a) (b)      3rd Quarter 1999(a,b)


(a) Refers to significant identified risks - (e.g. customers, suppliers of raw materials and providers of services) does not include exposures that relate to interruption of utility or government provided services.

(b) Awaiting completion of vendor response and follow-up due diligence to Y2K readiness surveys.


Cost

     The Company expects the costs directly associated with its Y2K efforts to be between $2.5 and $3.0 million of which approximately $2.0 million has been spent to date. The cost estimates do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

Risks

     The   Company   had  previously  identified  the   following
significant reasonably possible Y2K problems:

       Possible problem: the inability of significant sole source suppliers of raw materials or active ingredients to provide an uninterrupted supply of material necessary for the manufacture of Company products.

       Possible problem: the failure to properly interface caused by noncompliance of significant customer operated electronic ordering systems.

       Possible  problem:  the  shutdown  or  malfunctioning   of
       Company manufacturing equipment.

     Since these possible problems were initially identified, risk remediation progress has, in the opinion of the Company, reduced the likelihood of these Y2K risks:

       Sole   source  suppliers:  substantially  all  major  sole
       source suppliers were certified by Company inspection or have self certified as Y2K compliant as of June 30, 1999.

       E-Commerce risk: the Company has been advised by a third party engaged to review this area that it is Y2K compliant with respect to E-Commerce as of June 30, 1999.

       Shutdown of manufacturing equipment: plants were tested during vacation shutdowns and no significant Y2K problems were identified as a result of the testing.

     Based on the assessment and remediation efforts to date, which are substantially complete, the Company does not believe that the Y2K issue will have a material adverse effect on its financial condition or results of operation. The Company believes that any effect of the Year 2000 issue will be mitigated because of the Company's divisional operating structure, which is diverse both geographically and with respect to customer and supplier relationships. Therefore, the adverse effect of most individual failures should be isolated to an individual product, customer or Company facility. However, there can be no assurance that the systems of third parties on which the Company relies will be converted in a timely manner, or that a failure to properly convert by another company would not have a material adverse effect on the Company.

     The Company's Y2K program is an ongoing process that may uncover additional exposures and all estimates of costs and completion are subject to change as the process continues.

Financial Condition

          Working capital at June 30, 1999 was $168.3 million compared to $165.0 million at December 31, 1998. The current ratio was
1.87 to 1 at June 30, 1999 compared to 1.97 to 1 at year end. Long-term debt to stockholders' equity was 2.22:1 at June 30, 1999 compared to 1.61:1 at December 31, 1998.

      The change in the Company's long-term debt to equity ratio was primarily the result of the issuance of $170 million 3%
Convertible Senior Subordinated Notes in the second quarter of 1999 to provide the financing to purchase the Isis Pharma Group, a German generic pharmaceutical business for approximately $153.0 million.

      All balance sheet captions decreased as of June 30, 1999 compared to December 1998 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone and British Pound, depreciated versus the U.S. Dollar in the six months of 1999 by approximately 3%, 13% and 5%, respectively. In addition, the Company's operations in Brazil were negatively affected due to the decline of its currency versus the U.S. Dollar. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $5.0 million, inventories $4.2 million, accounts payable and accrued expenses $4.0 million, and total stockholders' equity $23.6 million. The $23.6 million decrease in stockholder's equity represents accumulated other comprehensive loss for the six months ended June 30, 1999 resulting from the strengthening of the U.S. dollar.

      In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD may provide up to $40 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12 million of the proceeds of the loans can be used for general corporate purposes, with $28 million of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. The exact timing and/or ultimate amount of loans to be provided cannot be predicted with certainly. As of July 30, 1999, $5.5 million has been advanced and in the third and fourth quarters of 1999 additional amounts are expected to be advanced. The outstanding loan and future loans to Ascent are subject to a normal risk of collectibility. In addition, the Company may be required to recognize losses to the extent Ascent has accumulated losses in excess of its stockholders' equity and indebtedness subordinate to our loan. The Company can limit loans to Ascent in certain circumstances.

     In addition, the Company has signed a technology license and option agreement and asset purchase agreement for an animal health product which may require up to a $20 million expenditure in 1999 subject to fulfillment of all conditions necessary to closing. Additional amounts will be required in future years if the product is successfully introduced in a number of markets.

      At June 30, 1999, the Company had $22.5 million in cash and approximately $93.0 million available under existing lines of credit. In January 1999, the Company replaced its prior $180.0 million revolving credit facility and domestic short term lines of credit with a $300.0 million credit facility. In addition, European short term credit lines were set at $30.0 million. The credit facility provides for a $100.0 million six-year term loan and a $200.0 million revolving credit facility with an initial five-year term with two possible one-year extensions. The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to asset ratio. Interest on borrowings under the facility is at LIBOR with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA and margins can increase based on the equity to asset ratio. We believe that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover our currently planned operating needs and firm commitments in 1999.

     The Company expects to continue its pursuit of complementary acquisitions or alliances, both in human pharmaceuticals and animal health that can provide new products and market opportunities as well as leverage existing assets. In order to accomplish any individually significant acquisition or combination of acquisitions, it is likely that the Company will need to obtain additional financing in the form of equity related securities and/or borrowings. Any significant new borrowings require the Company meet the debt covenants included in the 1999 Credit Facility, which provide for varying interest rates based on the ratio of total debt to EBITDA and equity to total assets.

      In this regard, the Company's acquisition of the Isis Group resulted in an equity to total asset ratio at June 30, 1999 of 24.5%. The ratio falling below 25% requires a prospective increase in the margin on debt outstanding under the 1999 Credit Agreement of .75% and requires the Company to achieve a minimum 25% ratio within six months.

      The ratio can be improved by decreasing total assets and/or increasing equity. In fact, at June 30, 1999 in the aggregate either a $6.3 million increase in equity or a $25.0 million decrease in assets would have resulted in a 25% ratio. Based on current operating plans and growth objectives it is likely that assets will be increased in the next six months and currently forecasted income will not increase equity at a sufficient rate to meet the ratio because of the increase in assets.
Additionally, equity is increased or decreased by currency movements which can increase or decrease the ratio. For example, had the actual currency rates as of July 31, 1999 been applied to June 30, 1999 accounts, the Company would have met the 25% ratio. The Company is considering all options, including a possible equity offering, to meet the ratio. The Company believes it will be successful in reaching the required 25% ratio.
___________

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

(a)       Alpharma Inc. annual meeting was held on June 10, 1999.

(b) Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

                                           Votes
     Class A Directors               For          Withheld

     Thomas G. Gibian             15,898,939        92,604
     Peter G. Tombros             15,899,713        91,830
     Erik Hornnaess               15,899,711        91,832

     Class B Directors

     I.   Roy Cohen                     9,500,000             0
     Glen E. Hess                  9,500,000             0
     Gert W. Munthe                9,500,000             0
     Einar W. Sissener             9,500,000             0
     Erik G. Tandberg              9,500,000             0
     Oyvin A. Broymer              9,500,000             0

(c)  An  Amendment to Article IV of the Company's Certificate  of
     Incorporation, was approved by a vote of:

                     For          24,826,804
                     Against         587,459
                     Abstain          77,280
                     No Vote               0

(d)  An  Amendment  to  the Company's Non-Employee  Stock  Option
     Plan, as amended, was approved by a vote of:

                     For          21,847,041
                     Against       3,616,560
                     Abstain          27,942
                     No Vote               0


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


(b)  Reports on Form 8-K


     On June 16, 1999, the Company filed a report on Form 8-K dated June 2, 1999 reporting Item 5. "Other Events". The event reported was the issuance of Convertible Senior Subordinated
Notes due 2006.

     On July 2, 1999, the Company filed a report on Form 8-K dated June 18, 1999 reporting Item 2. "Acquisition or Disposition of Assets". The event reported was the acquisition of all the capital stock of Isis Pharma GmbH and its subsidiary, Isis Puren ("Isis"). The financial statements of Isis and required pro forma financials were not available at that time.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)









Date:  August  9, 1999       /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer