Form 10-Q/A
period 1999-06-30
ALPHARMA INC
filed 1999-08-27
CIK 730469

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No.1
                                       To

Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934

For quarter ended                           Commission file number 1-8593
June 30, 1999

                                  Alpharma Inc.
                                  -------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  22-2095212
          --------                                  ----------
   (State of Incorporation)             (I.R.S. Employer Identification No.)

                One Executive Drive, Fort Lee, New Jersey       07024
                -----------------------------------------       -----
                (Address of principal executive offices)       zip code

                                 (201) 947-7774
                                 --------------
               (Registrant's Telephone Number Including Area Code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.


                             YES    X         NO
                                  -----          -----


         Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 30, 1999:

    Class A Common Stock, $.20 par value - 18,048,159 shares.
    Class B Common Stock, $.20 par value -- 9,500,000 shares.

================================================================================

                                  ALPHARMA INC.
                                      INDEX

                                 --------------

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of
         June 30, 1999 and December 31, 1998                               3

         Consolidated Statement of Income for the
         Three and Six Months Ended June 30, 1999
         and 1998                                                          4

         Consolidated Condensed Statement of Cash
         Flows for the Six Months Ended June 30,
         1999 and 1998                                                     5

         Notes to Consolidated Condensed Financial
         Statements                                                       6-16

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                                   17-29

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote
            of Security Holders                                            30

   Item 6.  Exhibits and reports on Form 8-K                               31

         Signatures                                                        32

                         ALPHARMA INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                            (In thousands of dollars)
                                   (Unaudited)

                                                     June 30,    December 31,
                                                       1999         1998
                                                    ----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                         $   22,516      $ 14,414
  Accounts receivable, net                             172,470       169,744
  Inventories                                          152,917       138,318
  Prepaid expenses and other                            13,067        13,008
                                                    ----------      --------
         Total current assets                          360,970       335,484

Property, plant and equipment, net                     237,784       244,132
Intangible assets, net                                 473,227       315,709
Other assets and deferred charges                       36,010        13,611
                                                    ----------      --------
                  Total assets                      $1,107,991      $908,936
                                                    ==========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                 $    9,258      $ 12,053
  Short-term debt                                       46,917        41,921
  Accounts payable and accrued liabilities             128,508       105,679
  Accrued and deferred income taxes                      7,972        10,784
                                                    ----------      --------
         Total current liabilities                     192,655       170,437

Long-term debt:
    Senior                                             237,923       236,184
    Convertible subordinated notes,
       including $67,850 to related party              363,362       192,850
Deferred income taxes                                   31,424        31,846
Other non-current liabilities                           11,776        10,340

Stockholders' equity:
   Class A Common Stock                                  3,662         3,551
   Class B Common Stock                                  1,900         1,900
   Additional paid-in-capital                          233,626       219,306
   Accumulated other comprehensive
     loss                                              (31,522)       (7,943)
   Retained earnings                                    69,369        56,649
   Treasury stock, at cost                              (6,184)       (6,184)
                                                    ----------      --------
         Total stockholders' equity                    270,851       267,279
                                                    ----------      --------

                  Total liabilities and
                   stockholders' equity             $1,107,991      $908,936
                                                    ==========      ========



   The accompanying notes are an integral part of the consolidated condensed financial statements.

                        ALPHARMA INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                              Three Months Ended                   Six Months Ended
                                                   June 30,                            June 30,
                                            -----------------------            -------------------------
                                              1999           1998                1999             1998
                                              ----           ----                ----             ----
Total revenue                               $163,839       $139,513            $320,598         $266,075

      Cost of sales                           90,028         80,351             178,395          153,496
                                            --------       --------            --------         --------
Gross profit                                  73,811         59,162             142,203          112,579

   Selling, general and
     administrative expenses                  52,743         47,826             102,814           87,833
                                            --------       --------            --------         --------

Operating income                              21,068         11,336              39,389           24,746

   Interest expense                           (8,857)        (6,489)            (16,323)         (10,979)

   Other, net                                    (22)           383                 921              182
                                            --------       --------            --------         --------

Income before provision
 for income taxes                             12,189          5,230              23,987           13,949

   Provision for income
          taxes                                4,417          2,925               8,779            6,242
                                            --------       --------            --------         --------

Net income                                  $  7,772       $  2,305            $ 15,208         $  7,707
                                            ========       ========            ========         ========


Earnings per common share:

  Basic                                     $   0.28       $   0.09            $   0.56         $   0.30
                                            ========       ========            ========         ========
  Diluted                                   $   0.28       $   0.09            $   0.55         $   0.30
                                            ========       ========            ========         ========
Dividends per common share                  $  0.045       $  0.045            $   0.09         $   0.09
                                            ========       ========            ========         ========


                   The accompanying notes are an integral part
              of the consolidated condensed financial statements.

                        ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                           (In thousands of dollars)
                                  (Unaudited)

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ---------------------
                                                                          1999             1998
                                                                        -------          -------
Operating Activities:
  Net income                                                          $  15,208        $   7,707
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization                                         21,893           17,327
   Purchased in-process research & development                                             2,081
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
      Decrease in accounts receivable                                     8,628           14,216
      (Increase) in inventory                                           (18,314)          (3,788)
      (Decrease) in accounts payable,
        accrued expenses and taxes payable                               (3,560)          (3,198)
      Other, net                                                          1,259              893
                                                                      ---------        ---------
           Net cash provided by operating activities                     25,114           35,238
                                                                      ---------        ---------

Investing Activities:
  Capital expenditures                                                  (15,050)         (13,652)
  Loan to Ascent Pediatrics                                              (4,000)              --
  Purchase of businesses, net of cash acquired                         (173,626)        (197,044)
                                                                      ---------        ---------
    Net cash used in investing activities                              (192,676)        (210,696)
                                                                      ---------        ---------

Financing Activities:
  Dividends paid                                                         (2,488)          (2,286)
  Proceeds from sale of convertible
   subordinated debentures                                              170,000          192,850
  Proceeds from senior long-term debt                                   277,000          187,522
  Reduction of senior long-term debt                                   (278,858)        (180,494)
  Net advances (repayment) under lines of credit                          4,020          (12,074)
  Payments for debt issuance costs                                       (8,445)          (4,105)
  Proceeds from issuance of common stock                                 14,431            1,365
                                                                      ---------        ---------
         Net cash provided by financing activities                      175,660          182,778
                                                                      ---------        ---------

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                                              (1,519)            (189)
  Income tax effect of exchange rate
    changes on intercompany advances                                      1,523               93
                                                                      ---------        ---------
         Net cash flows from exchange
                  rate changes                                                4              (96)
                                                                      ---------        ---------

Increase (decrease) in cash                                               8,102            7,224
Cash and cash equivalents at
  beginning of year                                                      14,414           10,997
                                                                      ---------        ---------
Cash and cash equivalents at
  end of period                                                       $  22,516        $  18,221
                                                                      ---------        ---------

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

2.       Inventories

         Inventories consist of the following:

                                                              June 30,               December 31,
                                                                1999                    1998
                                                              --------               ------------
         Finished product                                     $88,965                $ 68,834
         Work-in-process                                       27,951                  25,751
         Raw materials                                         36,001                  43,733
                                                              -------                 -------
                                                             $152,917                $138,318
                                                              =======                 =======

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

Long-term debt consists of the following:


                                                                                     June 30,         December 31,
                                                                                     --------         ------------
                                                                                       1999               1998
                                                                                       ----               ----
Senior debt:
   U.S. Dollar Denominated:
     1999 Revolving Credit Facility                                                  $190,000                   -
       (6.5 - 6.6%)
     Prior Revolving Credit Facility                                                                     $180,000
       (6.6 - 7.0%)                                                                         -
     A/S Eksportfinans                                                                      -               7,200
     Industrial Development Revenue Bonds:
       Baltimore County, Maryland


                        ALPHARMA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In Thousands of dollars)
                                  (Unaudited)

          (7.25%)                                                                       3,930             4,565
          (6.875%)                                                                      1,200             1,200
       Lincoln County, NC                                                               4,500             4,500
     Other, U.S.                                                                          232               504

   Denominated in Other Currencies:
     Mortgage notes payable (NOK)                                                      40,208            42,224
     Bank and agency development loans (NOK)                                            7,094             7,991
     Other, foreign                                                                        17                53
                                                                                     --------          --------
   Total senior debt                                                                  247,181           248,237
                                                                                     --------          --------

Subordinated debt:
   5.75% Convertible Subordinated Notes
         due 2005                                                                     125,000           125,000
   5.75% Convertible Subordinated
         Note due 2005 - Industrier Note                                               67,850            67,850
      3% Convertible Senior Subordinated
              Notes due 2006 (6.875% yield),
              including interest accretion                                            170,512              -
                                                                                     --------          --------

   Total subordinated debt                                                            363,362           192,850
                                                                                     --------          --------

     Total long-term debt                                                             610,543           441,087
     Less, current maturities                                                           9,258            12,053
                                                                                     --------          --------
                                                                                     $601,285          $429,034
                                                                                     ========          ========

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

                        ALPHARMA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In Thousands of dollars)
                                  (Unaudited)

Proforma Information:

         The following pro forma information on results of operations assumes the purchase of all businesses discussed above as if the companies had combined at the beginning of each period presented:

                                                         Proforma                           Proforma
                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                                         --------                           --------
                                                  1999             1998*              1999             1998*
                                                  ----             ----               ----             ----
Revenue                                        $180,900          $174,600          $356,100         $346,700
Net income                                       $8,500            $7,100           $15,300          $12,500
Basic EPS                                         $0.31             $0.28             $0.56            $0.49
Diluted EPS                                       $0.30             $0.28             $0.55            $0.49

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

         A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)                               Three Months Ended                   Six Months Ended
                                                    ------------------                   ----------------
                                               June 30,          June 30,          June 30,          June 30,
                                                 1999              1998              1999              1998
                                                 ----              ----              ----              ----
Average shares
outstanding - basic                            27,503             25,384            27,379            25,367
Stock options                                     353                174               380               171
Warrants                                            -                235                 -               219
Convertible debt                                6,744               -                 -                 -
                                               ------             ------            ------            ------
Average shares
outstanding - diluted                          34,600             25,793            27,759            25,757
                                               ======             ======            ======            ======

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

         The numerator for the calculation of both basic and diluted is net income for all periods presented except the three months ended June 30, 1999. A reconciliation of net income for basic to diluted is as follows:

                                                         Three Months Ended                Six Months Ended
                                                       -----------------------        -------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         1999            1998            1999            1998
                                                         ----            ----            ----            ----
Net income - basic                                       $7,772           $2,305        $15,208          $7,707
Adjustments under if -
  converted method, net of tax                            1,870             -              -                -
                                                          -----            -----        --------          -----
Adjusted net income - diluted                            $9,642           $2,305        $15,208          $7,707
                                                          =====            =====         ======           =====

6.       Supplemental Data

                                                         Three Months Ended                Six Months Ended
                                                       ------------------------        ------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         1999            1998            1999            1998
                                                         ----            ----            ----            ----
Other income (expense), net:
    Interest income                                        258              188            444             268
    Foreign exchange losses, net                            29             (280)          (268)           (488)
    Amortization of debt costs                            (367)            (218)          (657)           (293)
    Litigation settlement                                   -                -           1,000              -
    Income from joint venture
      carried at equity                                    348               -             648              -
    Gain (loss) on sale of
      assets                                               (56)             681            (56)            681
    Other, net                                            (234)              12           (190)             14
                                                          ----             ----           ----            ----
                                                         $ (22)           $ 383          $ 921           $ 182
                                                          ====             ====           ====            ====

                        ALPHARMA INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (In Thousands of dollars)
                                  (Unaudited)


                                                           Six Months Ended
                                                       June 30,        June 30,
                                                         1999            1998
                                                         ----            ----
Supplemental cash flow
information:

Cash paid for interest (net of
 amount capitalized)                                   $13,226           $9,710
Cash paid for income taxes
 (net of refunds)                                      $ 7,660           $3,043

Detail of Businesses Acquired:
    Fair value of assets                              $213,087         $230,740
    Liabilities                                         38,558           33,229
                                                       -------          -------
    Cash paid                                          174,529          197,511
    Less cash acquired                                     903              467
                                                       -------          -------
    Net cash paid for
     acquisitions                                     $173,626         $197,044
                                                       =======          =======

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

                                                             Three Months Ended June 30,
                                 ------------------------------------------------------------------------------------
                                        1999                  1998                   1999                1998
                                        ----                  ----                   ----                ----
                                                  Revenues                                     Income
                                                  --------                                     ------
IPD                                   $68,055               $47,095                $7,565                  $420
USPD                                   42,315                39,122                 2,322                 1,621
FCD                                    16,019                13,612                 6,192                 4,847
AHD                                    35,103                38,633                 9,151                 8,648
AAHD                                    2,522                 2,293                  (920)                 (309)
Unallocated and
 eliminations                            (175)               (1,242)               (3,264)               (3,508)
                                      -------               -------
                                     $163,839              $139,513
                                      =======               =======
Interest expense                                                                   (8,857)               (6,489)
                                                                                  -------               -------
  Pretax income                                                                  $ 12,189               $ 5,230
                                                                                  =======                ======

                                                               Six Months Ended June 30,
                                        ---------------------------------------------------------------------
                                        1999                  1998                   1999                1998
                                        ----                  ----                   ----                ----
                                                  Revenues                                   Income
                                                  --------                                   ------
IPD                                   $128,200               $82,457               $13,022              $2,400
USPD                                    81,751                76,163                 4,443               2,341
FCD                                     31,452                25,893                11,946               8,438
AHD                                     75,574                77,580                18,501              16,933
AAHD                                     4,634                 6,011                (1,840)               (312)
Unallocated and
 eliminations                           (1,013)               (2,029)               (5,762)             (4,872)
                                       -------               -------
                                      $320,598              $266,075
                                       =======               =======
Interest expense                                                                   (16,323)            (10,979)
                                                                                   -------             -------
  Pretax income                                                                   $ 23,987            $ 13,949
                                                                                   =======             =======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Operations in the first six months of 1999 improved relative to the comparable period in 1998. During the 1999 period a number of transactions occurred, including:

- In January, the Company contributed the distribution business of our Wade Jones subsidiary into a joint venture with two similar third-party distribution businesses. The new entity, WYNCO, which is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S., is 50% owned by Alpharma.

- In January, the Company replaced its revolving credit facility and existing domestic short term credit lines with a $300.0 million syndicated facility which provides for increased borrowing capacity.

- In February, USPD entered into an agreement with Ascent Pediatrics, Inc., a branded pediatric pharmaceutical company, under which USPD may provide up to $40 million in loans subject to Ascent meeting agreed terms and conditions. In addition, the Company will have the option to acquire Ascent in 2002 for a price based on Ascent's operating income. These transactions were approved by Ascent's stockholders in July of 1999. See "Financial Condition" below for additional information.

- In April, the Company's IPD purchased a French generic pharmaceutical business for approximately $26.4 million in cash.

- In June, the Company issued $170.0 million initial principal amount of 3% Convertible Senior Subordinated Notes due in 2006.

- In June, the Company's IPD acquired the Isis Pharma Group, a German generic pharmaceutical business for approximately $153.0 million in cash.

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

         A major portion of the dollar increase in the Company's consolidated gross profits was recorded in IPD and results from the 1998 and 1999 acquisitions (particularly Cox). Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in AHD and FCD and sales of new products and licensing activities in IPD and USPD.

         Partially offsetting increases were volume decreases in certain IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

         Operating expenses increased $15.0 million and represented 32.1% of revenues in 1999 compared to 33.0% in 1998. A portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, and annual increases in compensation including incentive programs. Operating expenses in 1998 include a write off of in- process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

         Operating income increased $14.6 million (59.2%). IPD accounted for $10.6 million of the increase primarily due to 1998 and 1999 acquisitions, the absence of 1998 acquisition charges related to Cox, price increases and new product sales. Increased operating income was recorded by AHD due primarily to increased volume, by USPD due to higher volume and licensing activities net of pricing reductions, and by FCD due to increased volume. Increases in certain operating expenses and lower AAHD income due to market developments offset increased operating income to some extent.

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

State of Readiness

         The Company summarizes its divisions' state of readiness at June 30, 1999 as follows:

Information Systems and Hardware

                                                                         Quarter forecasted for
                                     Approximate range                   substantial
Phase                                of completion                       completion
-----                                -------------                       -----------
1                                    100%                                Completed
2                                    100%                                Completed
3                                    90 - 100%                           3rd Quarter 1999
4                                    80 - 95%                            3rd Quarter 1999

Embedded Factory Systems

                                                                         Quarter forecasted for
                                     Approximate range                   substantial
Phase                                of completion                       completion
-----                                -------------                       -----------
1                                    100%                                Completed
2                                    100%                                Completed
3                                    75 -100%                            3rd Quarter 1999
4                                    75 -100%                            3rd Quarter 1999

Third Party Relationships

                                                                         Quarter forecasted
                                     Approximate range                   for substantial
Phase                                of completion                       completion
-----                                -------------                       -----------
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

Risks

         The Company had previously identified the following significant reasonably possible Y2K problems:

         - Possible problem: the inability of significant sole source suppliers of raw materials or active ingredients to provide an uninterrupted supply of material necessary for the manufacture of Company products.

         - Possible problem: the failure to properly interface caused by noncompliance of significant customer operated electronic ordering systems.

         - Possible problem: the shutdown or malfunctioning of Company manufacturing equipment.

         Since these possible problems were initially identified, risk remediation progress has, in the opinion of the Company, reduced the likelihood of these Y2K risks:

         - Sole source suppliers: substantially all major sole source suppliers were certified by Company inspection or have self certified as Y2K compliant as of June 30, 1999.

         - E-Commerce risk: the Company has been advised by a third party engaged to review this area that it is Y2K compliant with respect to E-Commerce as of June 30, 1999.

         - Shutdown of manufacturing equipment: plants were tested during vacation shutdowns and no significant Y2K problems were identified as a result of the testing.

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

         The change in the Company's long-term debt to equity ratio was primarily the result of the issuance of $170 million initial principal amount of 3% Convertible Senior Subordinated Notes in the second quarter of 1999 to reduce revolving credit debt and thereby create sufficient financing capacity to purchase the Isis Pharma Group, a German generic pharmaceutical business, for approximately $153.0 million.

         All balance sheet captions decreased as of June 30, 1999 compared to December 1998 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone and British Pound, depreciated versus the U.S. Dollar in the six months of 1999 by approximately 3%, 13% and 5%, respectively. In addition, the Company's operations in Brazil were negatively affected due to the decline of its currency versus the U.S. Dollar. These decreases in balance sheet captions impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $5.0 million, inventories $4.2 million, accounts payable and accrued expenses $4.0 million, and total stockholders' equity $23.6 million. The $23.6 million decrease in stockholder's equity represents accumulated other comprehensive loss for the six months ended June 30, 1999 resulting from the strengthening of the U.S. dollar.

         In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD may provide up to $40 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12 million of the proceeds of the loans can be used only for general corporate purposes, with $28 million of proceeds reserved for approved projects and acquisitions intended to enhance growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. The exact timing and/or ultimate amount of loans to be provided cannot be predicted. As of July 30, 1999, $5.5 million has been advanced and in the third and fourth quarters of 1999 additional amounts are expected to be requested. The outstanding loan and future loans to Ascent are subject to a risk of collectibility. Ascent has incurred operating losses since its inception. For the first six months of 1999 Ascent reported revenues of $3.6 million and a net loss of $7.2 million. An important element of Ascent's business plan contemplated the late 1999 commercial introduction of two pediatric pharmaceutical products which require FDA approval.

Ascent has stated in its Form 10-Q Report for the quarter ended June 30, 1999 that, in August 1999, it received a major deficiency letter from the FDA with regard to its application for one of these approvals which will delay commercial introduction of the relevant drug; possibly significantly beyond the time originally anticipated.

         As a result of this delay in drug introduction, Ascent has informed the Company that, without any further action, it now forecasts that its accumulated losses will exceed the combined sum of its stockholders' equity and indebtedness subordinate to the Company's loans during the first half of 2000. However, Ascent, one of its major stockholders and the Company are discussing actions intended to mitigate the effect of these delays. The Company is required to recognize losses, up to the amount of its loans, to the extent Ascent has accumulated losses in excess of its stockholders' equity and the indebtedness subordinate to the Company's loans. The Company is further required to assess the general collectability of its loans to Ascent and make any appropriate reserves. The Company can limit further loans to Ascent in certain circumstances.

         In addition, the Company has signed a technology license and option agreement and asset purchase agreement for an animal health product which will require up to a $20 million expenditure in 1999 subject to fulfillment of all conditions necessary to closing. Additional amounts will be required in future years if the product is successfully licensed in a number of markets.

         At June 30, 1999, the Company had $22.5 million in cash and approximately $93.0 million available under existing lines of credit. In January 1999, the Company replaced its prior $180.0 million revolving credit facility and domestic short term lines of credit with a $300.0 million credit facility. In addition, European short term credit lines were set at $30.0 million. The credit facility provides for a $100.0 million six-year term loan and a $200.0 million revolving credit facility with an initial five-year term with two possible one-year extensions. The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA.

Such margins can be higher based on the equity to asset ratio and, as described below, are currently .75% higher. We believe that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover our currently planned operating needs and firm commitments in 1999.

         The Company expects to continue its pursuit of complementary acquisitions or alliances, both in human pharmaceuticals and animal health that can provide new products and market opportunities as well as leverage existing assets. In order to accomplish any individually significant acquisition or combination of acquisitions, the Company will need to obtain additional financing in the form of equity related securities and/or borrowings. Any significant new borrowings require the Company meet the debt covenants included in the 1999 Credit Facility. In this regard, the Company's acquisition of the Isis Group resulted in an equity to total asset ratio at June 30, 1999 of 24.5%. The ratio falling below 25% requires a prospective increase in the interest rate margin on debt under the 1999 Credit Agreement of .75% and requires the Company to achieve a minimum 25% ratio within six months. A failure to meet the minimum ratio by December 18, 1999 would constitute an event of default under the 1999 Credit Facility and could have a material adverse effect on the Company.

         The ratio can be improved above the 25% requirement by decreasing total assets and/or increasing equity. In fact, at June 30, 1999 in the aggregate either a $6.3 million increase in equity or a $25.0 million decrease in assets would have resulted in a 25% ratio. However, based on current operating plans and growth objectives it is likely that assets will be increased in the next six months and currently forecasted income will not increase equity at a sufficient rate to meet the ratio because of the increase in assets. Additionally, equity is increased or decreased by currency movements which can increase or decrease the ratio. For example, had the actual currency rates as of July 31, 1999 been applied to June 30, 1999 accounts, the Company would have met the 25% ratio. The Company is considering various options, including a possible equity offering, to meet the ratio and is filing a shelf registration statement with the Securities and Exchange Commission for such purpose. The Company believes it will be successful in reaching the required 25% ratio.

=================

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

PART II.    OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      Alpharma Inc. annual meeting was held on June 10, 1999.

(b) Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

                                                                                  Votes
                                                                                  -----
         Class A Directors                                            For                      Withheld
         -----------------                                            ---                      --------
         Thomas G. Gibian                                           15,898,939                  92,604
         Peter G. Tombros                                           15,899,713                  91,830
         Erik Hornnaess                                             15,899,711                  91,832

         Class B Directors
         -----------------
         I. Roy Cohen                                                9,500,000                       0
         Glen E. Hess                                                9,500,000                       0
         Gert W. Munthe                                              9,500,000                       0
         Einar W. Sissener                                           9,500,000                       0
         Erik G. Tandberg                                            9,500,000                       0
         0yvin A. Br0ymer                                            9,500,000                       0


(c) An Amendment to Article IV of the Company's Certificate of Incorporation, was approved by a vote of:

                      For                           24,826,804
                      Against                          587,459
                      Abstain                           77,280
                      No Vote                                0

(d) An Amendment to the Company's Non-Employee Stock Option Plan, as amended, was approved by a vote of:

                      For                           21,847,041
                      Against                        3,616,560
                      Abstain                           27,942
                      No Vote                                0

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company effective July 22, 1999.

         10.1 The Company's Non-Employee Stock Option Plan, as amended through June, 1999.

         10.2 Supplemental Agreement dated as of July 1, 1999 by and among Ascent, Alpharma USPD Inc. and the Company relating to the various agreements between these parties filed as Exhibits to the Company's Form 8-K dated February 23, 1999.

         27.1 Incorporated by Reference to Quarterly Report on Form 10-Q Filed by the Company on August 9, 1999.

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

                                    Alpharma Inc.
                                    (Registrant)




Date:  August 27, 1999              /s/ Jeffrey E. Smith
                                    --------------------
                                    Jeffrey E. Smith
                                    Vice President, Finance and
                                    Chief Financial Officer