Form 10-Q
period 1999-09-30
ALPHARMA INC
filed 1999-11-02
CIK 730469

Page 24 of 32



                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
September 30, 1999

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

                       YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 25, 1999.

     Class A Common Stock, $.20 par value - 18,089,649 shares;
     Class B Common Stock, $.20 par value -  9,500,000 shares


                         ALPHARMA INC.

                             INDEX




                                                       Page No.

PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     September 30, 1999 and December 31, 1998               3

     Consolidated Statement of Income for the
     Three and Nine Months Ended September 30,
     1999 and 1998                                           4

     Consolidated Condensed Statement of Cash
     Flows for the Nine Months Ended September 30,
     1999 and 1998                                           5

     Notes to Consolidated Condensed Financial
     Statements                                              6-17


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                    18-29

   Item 3. Quantitative and Qualitative Disclosures       29-30
           about Market Risk

PART II.  OTHER INFORMATION

   Item 1. Legal proceedings                              30-31

   Item 5. Other Information                              31

   Item 6. Exhibits and reports on Form 8-K               31

   Signatures                                             32

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)

                                    September 30,   December 31,
                                        1999           1998
ASSETS
Current assets:
  Cash and cash equivalents           $ 23,305       $ 14,414
  Accounts receivable, net             192,921        169,744
  Inventories                          155,958        138,318
  Prepaid expenses and other            12,983         13,008
      Total current assets             385,167        335,484

Property, plant and equipment, net     246,244        244,132
Intangible assets, net                 502,120        315,709
Other assets and deferred charges       38,210         13,611
      Total assets                  $1,171,741       $908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt $    4,211       $ 12,053
  Short-term debt                       27,700         41,921
  Accounts payable and accrued
      liabilities                      138,985        105,679
  Accrued and deferred income taxes     10,719         10,784
      Total current liabilities        181,615        170,437

  Long-term debt:
   Senior                              282,622        236,184
   Convertible subordinated notes,
   including $67,850 to related
   party                               365,009        192,850
  Deferred income taxes                 31,880         31,846
  Other non-current liabilities         12,206         10,340

Stockholders' equity:
  Class A Common Stock                   3,673          3,551
  Class B Common Stock                   1,900          1,900
  Additional paid-in-capital           235,079        219,306
  Accumulated other comprehensive
      loss                            (15,453)        (7,943)
  Retained earnings                     79,394         56,649
  Treasury stock, at cost              (6,184)        (6,184)
      Total stockholders' equity       298,409        267,279
        Total liabilities and
          stockholders' equity      $1,171,741       $908,936

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                              (Unaudited)


                             Three Months Ended    Nine Months Ended
                               September 30,         September 30,

                               1999      1998       1999      1998

Total revenue               $203,131  $164,337     $523,729 $430,412

  Cost of sales             108,838     97,642      287,233  251,138

Gross profit                 94,293     66,695      236,496  179,274

  Selling, general and
   administrative expenses   64,664     46,801      167,478  134,634

Operating income             29,629     19,894       69,018   44,640

  Interest expense          (11,257)    (7,454)     (27,580) (18,433)

  Other income (expense),     (673)       (377)         248     (195)
net

Income before provision for
 income taxes                17,699      12,063      41,686   26,012

  Provision for income        6,436       4,512      15,215   10,754
taxes

Net income                  $11,263    $  7,551    $ 26,471 $ 15,258

Earnings per common share:
  Basic                      $   .41   $   .30    $    .96  $   .60
  Diluted                    $   .38   $   .28    $    .93  $   .59

Dividends per common share   $  .045   $ .045     $   .135  $  .135








               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                    ALPHARMA INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (In thousands of dollars)
                              (Unaudited)
                                                   Nine Months Ended
                                                     September 30,
                                                    1999        1998
Operating Activities:
  Net income                                      $ 26,471   $  15,258
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization                    35,952      27,250
   Purchased in-process research & development        --         2,081
   Interest accretion on long-term debt              2,159         --
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
     (Increase) in accounts receivable              (8,029)     (3,699)
     (Increase)decrease in inventories             (13,891)      2,299
     Increase in accounts payable, accrued
       expenses and taxes payable                    1,859       3,094
     Other, net                                      2,769       5,964
       Net cash provided by
         operating activities                       47,290      52,247

Investing Activities:
  Capital expenditures                             (23,332)    (20,347)
 Loans to Ascent Pediatrics                         (7,000)
 Purchase of businesses, net of cash acquired     (203,408)   (197,044)
     Net cash used in investing activities        (233,740)   (217,391)

Financing Activities:
  Dividends paid                                    (3,726)     (3,433)
  Proceeds from sale of convertible
   subordinated notes                              170,000     192,850
  Proceeds from senior long-term debt              317,000     187,522
  Reduction of senior long-term debt              (279,619)   (182,494)
  Net repayments under lines of credit             (15,609)    (22,649)
  Payments for debt issuance costs                  (8,757)     (4,175)
  Proceeds from issuance of common stock            15,895       2,682
          Net cash provided by
            financing activities                   195,184     170,303

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                           (965)        498
  Income tax effect of exchange rate
    changes on intercompany advances                 1,122        (801)
     Net cash flows from exchange
               rate changes                            157        (303)

Increase in cash                                     8,891       4,856
Cash and cash equivalents at
  beginning of year                                 14,414      10,997
Cash and cash equivalents at
  end of period                                   $ 23,305   $  15,853

              The accompanying notes are an integral part of the consolidated condensed financial statements.




1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in
conjunction   with   the   consolidated   financial   statements    of
Alpharma Inc. and Subsidiaries included in the Company's 1998 Annual Report on Form 10-K. The reported results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                 September 30,  December 31,
                                     1999          1998

     Finished product            $ 88,104       $ 68,834
     Work-in-process               28,446         25,751
     Raw materials                 39,408         43,733
                                 $155,958       $138,318

3.   Long-Term Debt

       In January 1999, the Company signed a $300,000 credit agreement ("1999 Credit Facility") with a consortium of banks arranged by the Union Bank of Norway, Den norske Bank A.S. and Summit Bank. The agreement replaced the prior revolving credit facility and a U.S. short-term credit facility and increased overall credit availability. The prior revolving credit facility was repaid in February 1999 by drawing on the 1999 Credit Facility.

      The 1999 Credit Facility provides for (i) a $100,000 six year Term Loan; and (ii) a revolving credit agreement of $200,000 with  an  initial  term  of  five years with  two  possible  one  year extensions. The 1999 Credit Facility has several financial covenants, including an interest coverage ratio, total debt to earnings before interest, taxes, depreciation and amortization
("EBITDA"), and equity to total asset ratio. Interest on the facility will be at the LIBOR rate with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. Margins can increase based on the ratio of equity to total assets.

      Primarily as a result of the Company's acquisition of the Isis Group, the equity to total asset ratio at June 30, 1999 was 24.5%. The ratio falling below 25% required an increase in the margin  on  debt  outstanding  under  the  1999  Credit  Agreement  of
 .75%   (2.25%  aggregate  margin)  beginning  August  18,   1999   and
required the Company to achieve a minimum 25% ratio by December 18, 1999. The equity to total asset ratio at September 30, 1999 was 25.5%. The margin increase will be rescinded effective on or about November 2, 1999.

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

      The 06 Notes are convertible at any time prior to maturity, unless previously redeemed, into 31.1429 shares of the Company's Class A Common stock per one thousand dollars of initial principal amount of 06 Notes. This ratio results in an initial conversion price of $32.11 per share. The number of shares into which a 06 Note is convertible will not be adjusted for the accretion of principal or for accrued interest.

      The net proceeds from the offering of approximately $164,000 were used to retire outstanding senior long-term debt principally outstanding under the 1999 Credit Facility. This created the capacity under the 1999 Credit Facility to finance the acquisition of Isis Pharma in the second quarter. (See Note 4.)


Long-term debt consists of the following:
                                          September 30, December 31,
                                               1999          1998
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility           $230,000         -
   (7.6 - 8.0%)
       Prior Revolving Credit Facility                   $180,000
       (6.6 - 7.0%)                           -
  A/S Eksportfinans                           -             7,200
  Industrial Development Revenue Bonds:
   Baltimore County, Maryland
     (7.25%)                                  3,930         4,565
     (6.875%)                                 1,200         1,200
   Lincoln County, NC                         4,000         4,500
  Other, U.S.                                   202           504

 Denominated in Other Currencies:
       Mortgage notes payable (NOK)          40,413        42,224
  Bank and agency development loans           7,074         7,991
(NOK)
  Other, foreign                                14             53
 Total senior debt                          286,833       248,237

Subordinated debt:
 5.75% Convertible Subordinated Notes
due 2005                                    125,000        125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note      67,850         67,850
    3% Convertible Senior Subordinated
       Notes due 2006 (6.875% yield),
       including interest accretion         172,159           -

 Total subordinated debt                    365,009        192,850

  Total long-term debt                      651,842       441,087
  Less, current maturities                   4,211         12,053
                                           $647,631      $429,034

4.   Business Acquisitions

      All acquisitions discussed below are accounted for in accordance with the purchase method.

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

Jumer:

      On April 16, 1999, the Company's IPD acquired the generic pharmaceutical business Jumer Laboratories SARL and related companies of the Cherqui group ("Jumer") in Paris, France for approximately $26,400, which includes the assumption of debt which was repaid subsequent to closing. The acquisition consisted of products, trademarks and registrations.

      The preliminary fair value of the assets acquired and liabilities assumed and the results of Jumer's operations are included in the Company's consolidated financial statements beginning on the acquisition date, April 16, 1999. The Company is amortizing the acquired intangibles and goodwill based on preliminary estimates of lives generally over an average of 15 years using the straight line method.

Isis:

      Effective June 15, 1999, the Company's IPD acquired all of the capital stock of Isis Pharma GmbH and its subsidiary, Isis Puren ("Isis") from Schwarz Pharma AG for approximately $153,000 in cash, and a further purchase price adjustment equal to any increase (or decrease) in the net assets of Isis from January 1, 1999 to the date of acquisition. Isis operates a generic and branded pharmaceutical business in Germany. The acquisition consisted of personnel (approximately 200 employees; 140 of whom are in the sales force) and product registrations and trademarks. No plant, property or manufacturing equipment were part of the acquisition.

      The Company financed the $153,000 purchase price under its 1999 Credit Facility. On June 2, 1999, the Company repaid borrowings under the 1999 Credit Facility with a substantial portion of the proceeds from the issuance of the 06 Notes. Such repayment created the capacity under the 1999 Credit Facility to incur the borrowings used to finance the acquisition of Isis.

      The preliminary fair value of the assets acquired and liabilities assumed and the results of Isis operations are included in the Company's consolidated financial statements beginning on June 15, 1999. The Company is amortizing the acquired intangibles and goodwill based on preliminary estimates of lives over an average of approximately 16 years using the straight line method.

I.D. Russell:

      On  September  2,  1999,  the Company's  AHD  acquired  the business of I.D. Russell Company Laboratories ("IDR") for approximately $22,000 in cash. IDR is a US manufacturer of animal health products primarily soluble antibiotics and vitamins. The acquisition consisted of working capital, an FDA approved manufacturing facility in Colorado, product registrations, trademarks and 35 employees.

      The preliminary fair value of the assets acquired is included in the Company's consolidated financial statements beginning on the acquisition date. The Company will allocate the purchase price to the manufacturing facility and identified intangibles. The balance of the purchase price has been allocated to intangible assets and goodwill which will generally be amortized over 15 years.

Southern Cross:

      On September 23, 1999, the Company's AHD acquired the business of Southern Cross Biotech, Pty. Ltd. ("Southern Cross") and the exclusive worldwide license for REPORCIN for approximately $14,000 in cash. Southern Cross is an Australian manufacturer and marketer of REPROCIN. REPROCIN is a product which is used to aid in the production of leaner swine. The purchase price included the rights to the countries in which REPORCIN has already received regulatory approval and the assets of Southern Cross. Under the terms of the license agreement additional cash payments will be made as regulatory approvals are obtained and licenses granted in other countries. Total additional payments will approximate $65,000 if all 13 possible country approvals are received over the next 4-6 years.

      The preliminary fair value of the assets acquired and liabilities assumed and the results of Southern Cross' operations are included in the Company's consolidated financial statements beginning on the acquisition date. The Company is amortizing the acquired intangibles and goodwill based on preliminary estimates of lives generally over an average of 15 years using the straight line method.

Proforma Information:

     The following pro forma information on results of operations assumes the purchase of all significant businesses discussed above as if the companies had combined at the beginning of each period presented:

                             Proforma            Proforma
                        Three Months Ended   Nine Months Ended
                           September 30,       September 30,
                          1999      1998      1999      1998*

Revenue                 $206,300  $189,700  $571,600  $543,300
Net income              $11,600    $7,300   $26,700   $18,100
Basic EPS                $0.42      $0.29     $0.97     $0.71
Diluted EPS              $0.39      $0.28     $0.93     $0.70

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

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)   Three Months Ended   Nine Months Ended
                          Sept.     Sept.     Sept.     Sept.
                           30,       30,       30,       30,
                          1999      1998      1999      1998

Average shares
outstanding - basic     27,555     25,437    27,439    25,391
Stock options              392        244       375       194
Warrants                   --         552        --       359
Convertible notes       12,039      6,744     6,744       -
Average shares
outstanding - diluted   39,986     32,977    34,558    25,944

     The amount of dilution attributable to the stock options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period.

      Subordinated notes issued in March 1998, convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for the three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1999. The calculation of the assumed conversion was antidilutive for the nine months ended September 30, 1998.

       In addition, the 06 Notes issued in June 1999 and convertible into 5,294,301 shares of common stock at $32.11 per share, were included in the computation of diluted EPS for the three months ended September 30, 1999. The calculation of the assumed conversion was antidilutive for the nine months ended September 30, 1999.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income for the nine months ended September 30, 1998. The numerator for all other periods presented includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes.

     A reconciliation of net income used for basic to diluted EPS is as follows:

                            Three Months Ended   Nine Months Ended
                              Sept.     Sept.     Sept.     Sept.
                               30,       30,       30,       30,
                              1999      1998      1999      1998

Net income - basic          $11,263   $7,551    $26,471   $15,258
Adjustments under the if-
converted method, net of     3,839     1,812     5,565       -
tax
Adjusted net income -       $15,102   $9,363    $32,036   $15,258
diluted


6.   Supplemental Data

                              Three Months        Nine Months
                                  Ended              Ended
                              Sept     Sept      Sept     Sept
                              30,       30,      30,      30,
                              1999     1998      1999     1998
Other income (expense),
net:
 Interest income              $260     $322     $704    $  590
 Foreign exchange losses,    (622)    (567)    (890)    (1,055)
net
 Amortization of debt costs  (498)    (798)    (1,155)  (1,091)
 Litigation settlement          -       670    1,000      670
 Income from joint venture
       carried at equity       286       -       934       -
 Gain (loss) on sale of
assets, net                   (38)     (62)     (94)      619
 Other, net                   (61)       58     (251)      72
                            $(673)    $(377)   $  248   $(195)




                               Nine Months
                                  Ended
                              Sept     Sept
                              30,       30,
                              1999     1998
Supplemental cash flow
information:

Cash paid for interest (net
of                          $19,986   $14,310
 amount capitalized)
Cash paid for income taxes
 (net of refunds)            $9,018   $3,640

Detail of businesses
acquired:
 Fair value of assets       $252,810  $230,740

 Liabilities                  43,482    33,229

 Cash paid                  209,328    197,511

 Less cash acquired           5,920       467
 Net cash paid for
  acquisitions              $203,408  $197,044



7.   Reporting Comprehensive Income

      As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). Total comprehensive income amounted to approximately $27,332 and $19,548 for the three months ended September 30, 1999 and 1998, respectively. Total comprehensive income amounted to approximately $18,961 and $21,340 for the nine months ended September 30, 1999 and 1998. The only components of accumulated other comprehensive income (loss) for the Company are foreign currency translation adjustments.

8.   Contingent Liabilities and Litigation

      The Company is one of multiple defendants in 28 lawsuits (after the dismissal in the second and third quarters of 1999 of 47 lawsuits) alleging personal injuries and seven class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. Based on an evaluation of the circumstances as now known, including but not solely limited to:
1) the fact that the Company did not manufacture phentermine, 2) it had a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

     Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. The Company's request for a court injunction to prevent the imposition of the ban was rejected. The Company is continuing to actively pursue other initiatives, based on scientific evidence available for the product, to limit the effects of this ban although an assurance of success cannot be given. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, an expansion of the ban to further countries where the Company has material sales of bacitracin based products could be material to the financial condition and results of operations of the Company. (Also see Management's Discussion and Analysis - Risk Factors).

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

      The operations of each segment are evaluated based on earnings before interest and taxes and return on capital employed ("ROCE"). Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated.

                         Three Months Ended September 30,
                     1999        1998         1999       1998
                          Revenues                 Income

IPD               $84,057      $52,254     $11,716    $2,687
USPD               59,421       52,085       7,555     5,449
FCD                15,331       12,005       5,773     3,795
AHD                40,664       41,787       9,542     9,496
AAHD                5,383        7,528       (211)     3,189
Unallocated and
 eliminations      (1,725)     (1,322)     (5,419)    (5,099)
                  $203,131    $164,337
Interest expense                           (11,257)   (7,454)
  Pretax income                            $17,699   $12,063


                            Nine Months Ended September 30,
                     1999        1998         1999       1998
                          Revenues                 Income

IPD               $212,257    $134,711     $24,738    $5,087
USPD              141,172      128,248      11,998     7,790
FCD                46,783       37,898      17,719    12,233
AHD               116,238      119,367      28,043    26,429
AAHD               10,017       13,539     (2,051)     2,877
Unallocated and
 eliminations      (2,738)     (3,351)     (11,181)   (9,971)
                  $523,729    $430,412
Interest expense                           (27,580)  (18,433)
  Pretax income                            $41,686  $ 26,012

      At December 31, 1998 IPD identifiable assets were $379,217.
Due primarily  to  the  acquisitions  of  Jumer  and  Isis  the
identifiable   assets   of  IPD  at  September   30,   1999   are
approximately $585,000.

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

Ascent Loan Agreement and Option:

      On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company may provide up to $40,000 in loans to Ascent to be
evidenced  by  7 1/2%  convertible  subordinated  notes  due   2005.
Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance the growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. As of September 30, 1999, the Company had advanced $7,000 to Ascent under the agreement.

      In addition, Ascent and the Company have entered into an amended agreement under which the Company will have the option during the first half of 2003 to acquire all of the then outstanding shares of Ascent for cash at a price to be determined by a formula based on Ascent's operating income during its 2002 fiscal year. The amended agreement which extended the option from 2002 to 2003 and altered the formula period from 2001 to 2002 is subject to approval by Ascent's stockholders. (Also see Management's Discussion and Analysis - Financial Condition).

11.  Management Actions

      In July 1999, the Company made the decision to rationalize Aquatic Animal Health production capacity by closing or selling its Bellevue, Washington plant and severing all 21 employees. The plant is expected to be closed or sold and all employees terminated by the end of 1999.

      In July the Company informed all employees the facility would be closed or sold and all employees would be severed. The severance terms were explained and approximately $575 was accrued in the third quarter. As of September 30, 1999 the Company was considering various sales options in lieu of closing the facility. The fourth quarter of 1999 is expected to include a charge which will vary depending on whether the plant is sold or closed. If the plant is closed the charge is presently estimated to be between $1,500 and $2,500 pre-tax.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

     Operations in the first nine months of 1999 improved relative to the comparable period in 1998. During the 1999 period a number of transactions occurred, including:

- In January, the Company contributed the distribution business of its Wade Jones subsidiary into a joint venture with two similar third-party distribution businesses. The new entity, WYNCO, which is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S., is 50% owned by Alpharma.

- In  January, the Company replaced its revolving credit facility and  existing  domestic short term credit lines with  a  $300.0
  million   syndicated  facility  which  provides  for  increased
  borrowing capacity.

-In   February,  USPD  entered  into  an  agreement  with  Ascent
 Pediatrics, Inc., a branded pediatric pharmaceutical company, under which USPD may provide up to $40.0 million in loans subject to Ascent meeting agreed terms and conditions. In addition, the Company will have the option to acquire Ascent in 2003 for a price based on Ascent's operating income. See "Financial Condition" below for additional information.

-In   April,  the  Company's  IPD  purchased  a  French   generic
 pharmaceutical business for approximately $26.4 million in cash.

- In June, the Company issued $170.0 million initial principal amount of 3% Convertible Senior Subordinated Notes due 2006.

- In  June,  the Company's IPD acquired the Isis Pharma Group,  a
  German generic pharmaceutical business for approximately $153.0 million in cash.

- In September the Company's AHD acquired the business of the I.D. Russell Company, a privately held US-based manufacturer of animal health products, for approximately $22.0 million in cash.

- In September, the Company's AHD acquired the business of Southern Cross Biotech, an Australian animal health company, and a technology license for approximately $14.0 million in cash.


Results of Operations - Nine Months Ended September 30, 1999

     Total revenue increased $93.3 million (21.7%) in the nine months ended September 30, 1999 compared to 1998. Operating income in 1999 was $69.0 million, an increase of $24.4 million, compared to 1998. Net income was $26.5 million ($.93 per share diluted) compared to $15.3 million ($.59 per share diluted) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced net income by $3.1 million ($.12 per share).

     Revenues increased in the Human Pharmaceuticals business by $99.4 million and were $6.7 million lower in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment.

     Changes  in revenue and major components of change for  each division  in  the  nine  month period ended  September  30,  1999 compared to September 30, 1998 are as follows:

     Revenues in IPD increased by $77.5 million due primarily to the acquisitions in 1998 and 1999 ($62.7 million aggregate increase due mainly to the Cox and Isis acquisitions). The introduction of new products and price increases which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Cox revenues grew in 1999 from higher volume and pricing due in large part to favorable market conditions which may not continue in 2000. USPD revenues increased $12.9 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. Revenues in FCD increased by $8.9 million due mainly to volume increases in vancomycin, bacitracin and amphotericin. AHD revenues decreased $3.1 million due to increased volume in the poultry and cattle markets being more than offset by sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company. (i.e. WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were $3.5 million lower due to increased competition and an inability to supply certain products from the Bellevue, Washington facility.

     On a consolidated basis, gross profit increased $57.2 million and the gross margin percent increased to 45.2% in 1999 compared to 41.7% in 1998. Gross profit in 1998 was reduced by a $1.3 million charge related to the acquisition of Cox (or .3%).

     A major portion of the dollar increase in the Company's consolidated gross profits was recorded in IPD and results from the 1998 and 1999 acquisitions (particularly Cox and Isis). Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in AHD and FCD and sales of new products and licensing activities in IPD and USPD. Partially offsetting increases were volume decreases in certain IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

     Operating expenses increased $32.8 million and represented 32.0% of revenues in 1999 compared to 31.3% in 1998. A major portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, severance expenses and annual increases in compensation including incentive programs. Operating expenses in 1998 include a write off of in-process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

     Operating income increased $24.4 million (54.6%). IPD accounted for $19.7 million of the increase primarily due to 1998 and 1999 acquisitions (especially Cox due to favorable market developments), the absence of 1998 acquisition charges related to Cox, price increases and new product sales. Increased operating income was recorded by AHD due primarily to increased volume, by USPD due to higher volume and licensing activities net of pricing reductions, and by FCD due to increased volume mainly in vancomycin, bacitracin and amphotericin. Increases in certain operating expenses and lower AAHD income offset increased operating income to some extent.

     Interest expense increased in 1999 by $9.1 million due primarily to debt incurred to finance the acquisitions of Cox, Isis and other 1998 and 1999 acquisitions.

     Other, net was $.2 million income in 1999 compared to $.2 million expense in 1998. Other, net in 1999 includes patent litigation settlement income of $1.0 million and equity income from the WYNCO joint venture of $.9 million. 1998 included gains on property sales of $.7 million and a litigation settlement of $.7 million.

Results of Operations - Three Months Ended September 30, 1999

     Total revenue increased $38.8 million (23.6%) in the three months ended September 30, 1999 compared to 1998. Operating income in 1999 was $29.6 million, an increase of $9.7 million, compared to 1998. Net income was $11.3 million ($.38 per share diluted) compared to $7.6 million ($.28 per share diluted) in 1998.

     Revenues increased in the Human Pharmaceuticals business by $42.5 million and declined by $3.3 million in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment.

     Changes  in revenue and major components of change for  each division  in  the  three month period ended  September  30,  1999 compared to September 30, 1998 are as follows:

     Revenues in IPD increased by $31.8 million due primarily to the acquisitions in 1999 ($21.9 million primarily due to Isis), the introduction of new products and selected price and volume increases for Cox as a result of favorable market conditions that may not continue in 2000. USPD revenues increased $7.3 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. Revenues in FCD increased by $3.3 million due mainly to volume increases in vancomycin, bacitracin and polymyxin. AHD revenues decreased $1.1 million due to sales previously recorded by Wade Jones company now being recorded by Wynco, the company's joint venture distribution company. (i.e. Wynco joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AHD revenues in core product lines increased in volume and sales of I.D. Russell acquired in September 1999 partially offset the reduction due to the establishment of the joint venture. AAHD sales were $2.1 million lower due to increased competition and an inabililty to supply certain products from the Bellevue, Washington facility.

     On  a  consolidated  basis,  gross  profit  increased  $27.6 million  and the gross margin percent increased to 46.4% in  1999 compared to 40.6% in 1998.

     A major portion of the increase in dollars was recorded by IPD and is mainly attributable to the 1999 acquisitions (primarily Isis) and selected price increases. Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in USPD, AHD and FCD and sales of new products and licensing activities in USPD. Partially offsetting increases were volume decreases in certain IPD markets and lower net pricing primarily in USPD.

     Operating expenses increased $17.9 million and represented 31.8% of revenues in 1999 compared to 28.5% in 1998. The increase results mainly from operating expenses related to 1999 acquisitions including amortization of intangible assets, increased selling and marketing expenses related to higher sales, severance expenses and increased consulting expenses.

     Operating income increased $9.7 million (48.9%). IPD operating income increased $9.0 million due to increased pricing mainly at Cox, new product sales and 1999 acquisitions. Increases were recorded by AHD due primarily to increased volume, by USPD due to volume increases exceeding lower net pricing and by FCD due to increased volume. AAHD operating income declined due to decreased revenues and charges recorded for severance at the Bellevue, Washington facility which will be closed or sold.

     Interest expense increased in 1999 by $3.8 million due primarily to debt incurred to finance the acquisition of Isis and other 1999 acquisitions and to a lesser extent higher interest rates in 1999.

Taxes

     The effective tax rate for the three and nine months ended September 30, 1999 was 36.4% and 36.5% compared to 37.4% and 41.3% in the comparable periods in 1998. The primary reason for the higher rate in 1998 was the charges related to the acquisition of Cox included a $2.1 million expense for in-process research and development which is not tax benefited.

Management Actions

     The dynamic nature of our business gives rise, from time to time, to additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Management is continuously reviewing these opportunities and may take actions in the future which could be material to the results of operations in the quarter they are announced.

     In this regard, the AAHD in July 1999 concluded a study of production capacity and recommended that the AAHD's Bellevue Washington facility be closed or sold by the end of 1999. The proposal was approved by executive management and 21 affected employees were informed in July 1999. The action required charges in the third quarter of 1999 for severance of $.6 million.

     As of September 30, 1999 the Company was considering various sale options in lieu of closing the facility. The fourth quarter of 1999 is expected to include a charge which will vary depending on whether the plant is sold or closed. If the plant is closed the charge is presently estimated to be between $1.5 million and $2.5 million pre-tax.

      It is expected that most of the products produced at the Bellevue facility will be produced in future years at the AAHD's
Overhalla facility.

Year 2000

General

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

State of Readiness

  The Company summarizes its divisions' state of readiness at September 30, 1999 as follows:

Information Systems and Hardware

                                         Quarter forecasted
                    Approximate range    for substantial
Phase               of completion        completion

1                   100%                 Completed
2                   100%                 Completed
3                   95 - 100%            4th Quarter 1999
4                   95 - 100%            4th Quarter 1999



Embedded Factory Systems


                    Approximate range    Quarter forecasted
Phase               of completion        for substantial
                                         completion
1                   100%                 Completed
2                   100%                 Completed
3                   95 -100%             4th Quarter 1999
4                   95 -100%             4th Quarter 1999


Third Party Relationships


                    Approximate range   Quarter forecasted
Phase               of completion       for substantial
                                        completion
1                   100% (a)            Completed (a)
2                   100% (a)            Completed (a)
3                   95 - 100% (a)(b)    4th Quarter 1999(a,b)
4                   90 - 100% (a)(b)    4th Quarter 1999(a,b)


(a) Refers to significant identified risks - (e.g. customers, suppliers of raw materials and providers of services) does not include exposures that relate to interruption of utility or government provided services.

(b) Awaiting completion of vendor response and follow-up due diligence to Y2K readiness surveys.

Cost

     The Company expects the costs directly associated with its Y2K efforts to be between $2.25 million and $2.5 million of which approximately $2.0 million has been spent to date. The cost estimates do not include additional costs that may be incurred as a result of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

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

    Since these possible problems were initially identified, risk remediation progress has, in the opinion of the Company, reduced the likelihood of these Y2K risks:

  - Sole source suppliers: substantially all major sole source suppliers were certified by Company inspection or have self certified as Y2K compliant as of September 30, 1999.

  - E-Commerce risk: the Company has been advised by a third party engaged to review this area that it is Y2K compliant with respect to E-Commerce as of September 30, 1999.

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

Risk Factors

     The Company is updating the Governmental regulation risk factor included in the 1998 Form 10-K as follows:

     The European Union and five non-EU countries have banned the use of bacitracin zinc, a feed antibiotic growth promoter, in livestock feeds effective July 1, 1999. The EU ban is based upon the "precautionary Principle" which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. 1998 sales of the Company's bacitracin based products were approximately $10.9 million in the EU and $1.8 million in the non-EU countries which have also banned the product. The initial effort to reverse this action by means of a court injunction from the Court of First Instance of the European Court was denied. The Company is continuing its attempts to reverse or limit this action, with particular emphasis on political means. The Company believes that strong scientific evidence exists to refute the EU position. In addition, other countries are considering a similar ban. If the loss of bacitracin zinc sales is limited to the European Union and those countries that have already taken similar action, the Company does not anticipate a material adverse effect. If either
(a) other countries more important to our sales of bacitracin-based products ban these products or (b) the European Union (or countries or customers within the EU) acts to prevent the importation of meat products from countries that allow the use of bacitracin-based products, the Company could be materially affected. A ban in the United States would be materially adverse to the Company. The Company cannot predict whether the present bacitracin zinc ban will be expanded.

Financial Condition

     Working  capital  at September 30, 1999 was  $203.6  million compared to $165.0 million at December 31, 1998. The current ratio was 2.12 to 1 at September 30, 1999 compared to 1.97 to 1 at year end. Long-term debt to stockholders' equity was 2.17:1 at September 30, 1999 compared to 1.61:1 at December 31, 1998.

     The increases in accounts receivable and inventories as of September 30, 1999, were due primarily to higher sales during the third quarter of 1999 as well as working capital increases related to acquisitions in 1999. The change in the Company's long-term debt to equity ratio was primarily the result of the issuance of $170.0 million initial principal amount of 3% Convertible Senior Subordinated Notes in the second quarter of 1999 to reduce revolving credit debt and thereby create sufficient financing capacity to purchase the Isis Pharma Group, a German generic pharmaceutical business, for approximately $153.0 million. In addition long term debt was incurred in the third quarter 1999 to acquire two animal health businesses.

  All balance sheet captions decreased as of September 30, 1999 compared to December 1998 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone and British Pound, depreciated versus the U.S. Dollar in the nine months of 1999 by approximately 2%, 9% and 1%, respectively. In addition, the Company's operations in Brazil were negatively affected due to the decline of its currency versus the U.S. Dollar. These decreases in balance sheet captions impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $3.1 million, inventories $2.5 million, accounts payable and accrued expenses $2.0 million, and total stockholders' equity $7.5 million. The $7.5 million decrease in stockholder's equity represents other comprehensive loss for the nine months ended September 30, 1999 resulting from the strengthening of the U.S. dollar.

     In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD may provide up to $40 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12.0 million of the proceeds of the loans can be used only for general corporate purposes, with $28.0 million of proceeds reserved for approved projects and acquisitions intended to enhance the growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. The exact timing and/or ultimate amount of loans to be provided cannot be predicted. As of October 25, 1999, $8.5 million has been advanced and additional amounts are expected to be requested.

     Ascent has incurred operating losses since its inception. An important element of Ascent's business plan contemplated commercial introduction of two pediatric pharmaceutical products which require FDA approval. Ascent has received FDA approval in October 1999 of one product and the other product is subject to FDA action which Ascent believes will delay its commercial introduction into 2000. This anticipated delay in drug introduction resulted in Ascent forecasting that its accumulated losses would exceed the combined sum of its stockholders' equity and indebtedness subordinate to the Company's loans during the first half of 2000. In response to this forecast, the Company and Ascent have negotiated amendments to the original agreements providing for (a) a change in the option period (from 2002 to
2003), (b) a change in the formula period for determining the price of the Company's purchase option from 2001 to 2002, (c) the granting of a security interest to the Company in products or business purchased by Ascent with funds loaned by Alpharma and
(d) the commitment of a major shareholder of Ascent to provide up to $10.0 million of additional financing to Ascent (in addition to the $4 million previously committed)subordinate to the Company's loan. The Company is required to recognize losses, up to the amount of its loans, to the extent Ascent has accumulated losses in excess of its stockholders' equity and the indebtedness subordinate to the Company's loans. The Company is further required to assess the general collectability of its loans to Ascent and make any appropriate reserves. The additional financing results in Ascent continuing to have positive stockholders' equity and subordinated indebtedness assuming current operating forecasts are met.

     In September 1999, the Company acquired a technology license and option agreement for the Southern Cross animal health product. The agreement requires additional payments as additional regulatory approvals for the product are obtained in other markets. Total additional payments of approximately $65.0 million are required over the next 4-6 years (approximately $30 million of which is expected over the next 2 years) if all 13 possible country approvals are received.

     At September 30, 1999, the Company had $23.3 million in cash and approximately $72.0 million available under existing lines of credit. In January 1999, the Company replaced its prior $180.0 million revolving credit facility and domestic short term lines of credit with a $300.0 million credit facility. In addition, European short term credit lines were set at $30.0 million. The credit facility provides for a $100.0 million six-year term loan and a $200.0 million revolving credit facility with an initial five-year term with two possible one-year extensions. The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs and firm commitments in 1999.

     While no commitments exist, the Company is presently considering and expects to continue its pursuit of complementary acquisitions or alliances, both in human pharmaceuticals and animal health, that can provide new products and market opportunities as well as leverage existing assets. In order to accomplish any individually significant acquisition or combination of acquisitions, the Company will need to obtain additional financing in the form of equity related securities and/or borrowings. Depending on the financing vehicle chosen by the Company, it may require a restructuring or expansion of the 1999 Credit Facility.

     The Company is required to meet the debt covenants included in the 1999 Credit Facility. At September 30, 1999, the Company had a equity to total asset ratio of 25.5% which is in excess of the required 25%. The slight margin by which the Company met the ratio and the possibility of not meeting the ratio due to an increase in assets or due to factors beyond the Company's control such as currency movements has resulted in the Company considering certain measures which could include an equity offering.


Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk

      The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company's risk management practice includes the selective use, on a limited basis, of forward foreign currency exchange contracts and interest rate agreements. Such instruments are used for purposes other than trading.

     Foreign currency exchange rate movements create fluctuations in the U.S. dollar reported amounts of foreign subsidiaries whose local currencies are their respective functional currencies. The Company has not used foreign currency derivative instruments to manage translation fluctuations. The Company and its respective subsidiaries primarily use forward foreign exchange contracts to hedge certain cash flows denominated in currencies other than the subsidiary's functional currency. Such cash flows are normally represented by actual receivables and payables and anticipated receivables and payables for which there is a firm commitment.

      At September 30, 1999 the Company had forward foreign exchange contracts with a notional amount of $10.7 million. The fair market value of such contracts is essentially the same as the notional amount. All contracts expire by the third quarter of 2000. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be approximately $.6 million and generally would be offset by the change in value of the hedged receivable or payable.

      At September 30, 1999 the Company has no interest rate agreements outstanding. The Company is considering entering into interest rate agreements in 1999 and 2000 to fix the interest rate on a portion of its long term debt.

____________

Statements made in this Form 10Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 1998.


Part II.  OTHER INFORMATION

Item 1.   Legal proceedings

      The  following  is an update of Environmental  Matters  and
Legal Proceedings included in Item 1 and 3 in the Company's  1998
Form 10-K:

     (a) The court has granted the Company's Motion for Summary Judgement with respect to the Drinking Water Act proceeding brought by the State of California. This ruling is final and binding as the State has not filed an appeal in the time permitted under applicable law. No monetary or other penalties were awarded against the Company in this matter.

     (b) The United States Environmental Protection Agency has offered, and the Company has accepted, a tentative settlement with respect to the Superfund matter. Pursuant to this settlement (which must be approved by the court and is subject to a "reopener" relating to unanticipated site conditions as is normally contained in settlements under Superfund) the Company's liability would be nominal.

Item 5.   Other Information

      The Board of Directors accepted the resignation of Mr. Gert
W.  Munthe,  President and Chief Executive Officer  in  September
1999. Mr. Munthe's resignation will be effective on December 31, 1999 or earlier.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     10.1 Resignation Agreement dated September 24, 1999 between the Company and Gert Munthe.

10.2 Second Supplemental Agreement dated October 15, 1999 by and among Ascent Pediatrics Inc., Alpharma USPD Inc. and the Company.
     27   Financial Data Schedule.

(b)  Reports on Form 8-K.

     On August 30, 1999, the Company filed a report on Form 8-K/A dated June 18, 1999 reporting Item 2. "Acquisition or Disposition of Assets."

      The event reported was the acquisition of Isis. The Form 8-
K/A included the audited financial statements of Isis and required pro forma financials.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)









Date:      November 2, 1999        /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer