Form 10-K
period 1999-12-31
ALPHARMA INC
filed 2000-03-29
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10 - K

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended       Commission File No.1-8593
      December 31, 1999
                          ALPHARMA INC.
     (Exact name of registrant as specified in its charter)

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

  Subordinated Convertible Notes due 2005  New York Stock Exchange

  Convertible Senior Subordinated Notes due 2006  New York Stock Exchange


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

The  aggregate market value of the voting stock of the Registrant
(Class  A Common Stock, $.20 par value) as of March 10, 2000  was
$762,249,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 10, 2000 was:

  Class A Common Stock, $.20 par value - 20,122,736 shares;
  Class B Common Stock, $.20 par value -  9,500,000 shares.

              DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of
Shareholders  to  be  held on May 25, 2000  are  incorporated  by
reference   into  Part  III  of  this  report.   Other  documents
incorporated by reference are listed in the Exhibit index.
                             PART I

Item 1.   Business

GENERAL

      The Company is a multinational pharmaceutical company that develops, manufactures and markets pharmaceutical products for use in humans and animals. The Company manufactures and markets approximately 620 pharmaceutical products for human use and 40 animal health products. The Company conducts business in more than 60 countries and has approximately 3,300 employees at 40 sites in 22 countries. For the year ended December 31, 1999, the Company generated revenue and operating income of over $742 million and $99 million, respectively.


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


Controlling Stockholder

      A.L. Industrier beneficially owns all of the outstanding shares of the Company's Class B Common Stock, or 32.1% of the Company's total common stock outstanding at December 31, 1999. In addition, A.L. Industrier holds $67.8 million of Convertible Subordinated Notes due 2005 which may, under certain circumstances, be converted into 2,372,896 shares of the Company's Class B Common Stock. The Class B Common Stock bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. Mr. Einar Sissener, Chairman of the Board of the Company and a controlling stockholder of A.L. Industrier, and members of his immediate family, also beneficially own 328,667 shares of the Company's Class A Common Stock. As a result, A.L. Industrier, and ultimately Mr. Sissener, can control the Company.

Convertible Senior Subordinated Note Offering

     In June, 1999, the Company sold $170 million principal amount of 3% Convertible Senior Subordinated Notes due 2006 (the "06 Notes"). The 06 Notes are convertible at an initial conversion price of $32.11 per share into shares of the Company's Class A Common stock. Substantially all of the Notes have been registered with the Securities and Exchange Commission and are listed on the New York Stock Exchange.

Class A Common Stock Offering

      On November 12, 1999, the Company sold 2,000,000 shares of its Class A Common Stock (the "Shares") for $31.30 per share to Bear Stearns & Co. Inc. who then offered the Shares to third parties. The Shares have been registered with the Securities and Exchange Commission and are listed on the New York Stock Exchange.


Forward-Looking Statements

     This annual report contains "forward-looking statements," or statements that are based on current expectations, estimates, and projections rather than historical facts. The Company offers forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may prove, in hindsight, to have been inaccurate because of risks and uncertainties that are difficult to predict. Many of the risks and uncertainties that the Company faces are included under the caption "Risk Factors".


Financial Information About Industry Segments

      The Company operates in the human and animal pharmaceutical industries. It has five business segments within these industries. The table that follows shows how much each of these segments contributed to revenues and operating income in the past three years.

($ in Millions)             REVENUES          OPERATING INCOME
                                                   (lOSS)
                      1999   1998    1997   1999    1998   1997

International
Pharmaceuticals
 Division            303.3    193.1   134.1  35.6     8.0   11.0


U.S. Pharmaceutical
Division             197.3    178.8   155.4  16.6    11.1   4.1



Fine Chemicals        60.8     53.0    38.7   23.1    17.5   9.4
Division

Animal Health        169.2    166.3   158.4  42.3    37.8   32.0
Division

Aquatic Animal Health
Division              16.1     19.0    15.3   (2.5)   3.6    2.8


       For   additional  financial  information  concerning   the
Company's business segments see Note 21 of the Notes to the Consolidated Financial Statements included in Item 8 of this
Report.


NARRATIVE DESCRIPTION OF BUSINESS

Human Pharmaceuticals

   The Company's human pharmaceuticals business is comprised of the International Pharmaceuticals Division, U.S. Pharmaceuticals Division and Fine Chemicals Division. Each of these Divisions is managed by a separate senior management team. The Company's human pharmaceutical business had sales of approximately $561.4 million in 1999, before elimination of intercompany sales, with operating profit of approximately $75.3 million.

      Generic pharmaceuticals which are the primary products of the U.S. and International Pharmaceuticals Division, are the
chemical and therapeutic equivalents of brand-name drugs. Although typically less expensive, they are required to meet the same governmental standards as brand-name drugs and most must receive approval from the appropriate regulatory authority prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired.


International Pharmaceuticals Division ("IPD")

   The Company's International Pharmaceuticals Division develops, manufactures, and markets a broad range of pharmaceuticals for human use. The Company believes that it is one of the largest manufacturers and marketers of generic solid dose pharmaceuticals in Europe including the United Kingdom, Germany, France, the Nordic countries, the Netherlands and Portugal. IPD also has a significant presence in Southeast Asia including a strong presence in Indonesia.

   Product Lines. The International Pharmaceuticals Division manufactures approximately 305 products which are sold in approximately 1,100 product presentations including tablets, ointments, creams, liquids, suppositories and injectable dosage forms.

          Prescription Pharmaceuticals. The Division has a broad range of products with a concentration on prescription drug antibiotics, analgesics/antirheumatics, psychotropics and cardiovascular products. The predominant number of these products are sold on a generic basis.


          OTC Products. The Division also has a broad range of OTC products, such as those for skin care, gastrointestinal care and pain relief, and including such products as vitamins, fluoride tablets, adhesive bandages and surgical tapes. Substantially all of these products are sold on a branded basis.

     On May 7, 1998, the Company acquired a substantial generic pharmaceutical presence in the United Kingdom through the purchase of all of the capital stock of Arthur H. Cox and Co. Ltd. ("Cox") from Hoechst AG for a total purchase price of approximately $198 million in cash. Cox's main operations (which consist primarily of a manufacturing plant, warehousing facilities and a sales organization) are located in Barnstaple, England. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom.

      In addition, in November 1998 and April 1999, in substantially smaller transactions, the Company acquired generic pharmaceutical product lines in Germany and France. All of the products purchased in these transactions are manufactured under contract by third parties.

  Effective June 15, 1999, the Company acquired a leading market presence in the German generic market through the purchase of all of the capital stock of the ISIS group of companies from Schwarz Pharma AG for a purchase price of approximately $153 million.
ISIS has a substantial marketing organization but no manufacturing operations. All products are manufactured for ISIS by third parties, including a substantial number under a Supply Agreement with Schwarz Pharma. Approximately 80% of ISIS's sales are of cardiovascular products, the most important of which is the drug PentalongTM.

      The Company intends to continue the operations of Cox, ISIS and the smaller German and French generic product lines to achieve benefits from leveraging these new activities with the other businesses of the International Pharmaceutical Division. In addition, the Company plans to expand the scope of the acquired operations by adding to the acquired product base certain other pharmaceutical products of the Company. The Company is continuing to review market expansion opportunities in Europe.

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

       In   1998,   the   Company  substantially  completed   the
implementation of a production rationalization plan which included the transfer of all tablet, ointment and liquid production from Copenhagen to Lier and the transfer of sterile production from Norway to the Copenhagen facility. In addition to increasing available capacity, the Company is recognizing manufacturing efficiencies from this reorganization.

      Competition. The Division operates in geographic areas that are highly competitive. Many of the Company's competitors in this area are substantially larger and have greater financial, technical, and marketing resources than the Company. Most of the Company's international pharmaceutical products compete with one or more other products that contain the same active ingredient. In European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent protected pharmaceuticals. Generics are gaining market share because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote generic pharmaceuticals in lieu of original formulations. This increased focus on pharmaceutical prices may lead to increased competition and price pressure for suppliers of all types of pharmaceuticals, including branded generics (see "Risk Factors"). The Company's international pharmaceutical products have also been encountering price pressures from "parallel imports" (i.e.,imports of identical products from lower priced markets under EU laws of free movement of goods). (See "Risk Factors").

     Geographic Markets. The principal geographic markets for the
Division's  pharmaceutical  products  are  the  United   Kingdom,
Germany,  Netherlands,  France,  the  Nordic  and  other  Western
European countries, Indonesia, and the Middle East.

      Sales and Distribution and Customers. Depending on the characteristics of each geographic market, generic products are predominantly marketed under either brand or generic names. OTC products are typically marketed under brand names with concentration on skin care, tooth cavity prevention, pain relief and vitamins. The Division employs a specialized sales force of 363 persons, 134 and 143 of whom are in Indonesia and Germany respectively, that markets and promotes products to doctors, dentists, hospitals, pharmacies and consumers. In each of its international markets, the Company uses wholesalers to distribute its pharmaceutical products.


U.S. Pharmaceuticals Division ("USPD")

      The U.S. Pharmaceuticals Division develops, manufactures, and markets specialty generic prescription and over-the-counter ("OTC") pharmaceuticals for human use. With approximately 170 products, the Division is a market leader in generic liquid and topical pharmaceuticals with what the Company believes to be the broadest portfolio of manufactured products in the generic industry. In addition, the Company believes it is the only major U.S. generic liquid and topical prescription drug manufacturer with a substantial presence in generic OTC pharmaceuticals. With approximately 60 OTC products, the Company is increasing its presence as a significant supplier to major retailers. The Company believes that its broad product lines give the Company a competitive advantage by providing large customers the ability to buy a significant line of products from a single source.


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

            Creams,   Lotions   and   Ointments.   The   Division
     manufactures approximately 40 cream, lotion and ointment products for topical use. Most of these creams, lotions and ointments are sold only by prescription.

           Suppositories, Aerosols and Other Specialty Generic Products. The Division also manufactures six suppository products and markets certain other specialty generic products, including two aerosols and two nebulizer products.


     In 1999, the Company maintained its strategy of entering into third party alliances to market certain of its U.S. pharmaceutical products under licenses to third parties or under third party brands. In addition, in February of 1999, the Company reached an agreement with Ascent Pediatrics, Inc. to lend that entity a maximum of $40 million; $12 million of which can be used for working capital purposes and the remainder of $28 million to be used to execute projects reasonably designed for intermediate term growth. As of February 2000 only the $12 million for working capital has been advanced. Additional loans are subject to Ascent meeting a number of terms and conditions.
The Company also received an option to purchase all of the capital stock of Ascent in 2003 for approximately 12.2 times Ascent's 2002 operating earnings.

     Facilities. The Company maintains two manufacturing facilities for its U.S. pharmaceutical operations, a research and development center, four telemarketing facilities and an automated central distribution center. The Division's largest manufacturing facility is located in Baltimore, Maryland and is designed to manufacture high volumes of liquid pharmaceuticals. The Company's facility in Lincolnton, North Carolina manufactures creams, ointments and suppositories.

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

     Sales and Distribution. The Company maintains a professional sales force to market the U.S. Pharmaceutical Division's products. The Company supplements its sales effort through its use of selected independent sales representatives. In addition, the Company's advanced telemarketing operation, which employs approximately 75 sales personnel, markets and distributes products manufactured by third parties and, to a limited extent, the Division. The Company has recently increased the use of its telemarketing operations for the sale of its own products by adding a dedicated facility for this expanded activity. This business also provides certain custom marketing services, such as order processing, and distribution, to the pharmaceutical and certain other industries.

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

Fine Chemicals Division ("FCD")

     The Company's Fine Chemicals Division develops, manufactures and markets active pharmaceutical ingredients to the pharmaceutical industry for use in finished dose products sold in more than 50 countries and benefits from over four decades of experience in the use of and development of fermentation and purification technology. In addition, the Company's fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products of the Company's animal health business.

       Product Lines. The Company's fine chemical products constitute the active substances in certain pharmaceuticals for the treatment of certain skin, throat, intestinal and systemic infections. The Company is the world's leading producer of bacitracin, bacitracin zinc and polymixin, and is a leading producer of vancomycin; all of which are important pharmaceutical grade antibiotics. The Company also manufactures other
antibiotics  such  as  amphotericin  B  and  colistin   for   use
systemically and in specialized topical and surgical human applications. The Company has substantially expanded its production capacity and sales of vancomycin as a result of the 1997 approval to sell vancomycin in the U.S., expanded capacity at its Copenhagen facility, and the December 1998 acquisition of a facility in Budapest, Hungary.

      Facilities. The Company manufactures its fine chemical products in its plants in Oslo, Norway (which also manufactures products for the Animal Health Division), Copenhagen, Denmark (which it shares with the International Pharmaceuticals Division)and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. The Budapest facility is presently undergoing a material upgrade in manufacturing processes and capacity. All these facilities have been approved as a manufacturer of certain sterile and non-sterile bulk antibiotics by the FDA and by the health authorities of certain European countries. (See "Environmental Matters" for a discussion of an administrative action related to the Budapest facility)

       Competition. The bulk antibiotic industry is highly competitive and many of the Company's competitors in this area are substantially larger and have greater financial, technical, and marketing resources than the Company. Sales are made to relatively few large customers with prices and quality as the determining sales factors. In sales to smaller customers, price, quality and service are the determining factors. The Company believes its fermentation and purification expertise and established reputation provide it with a competitive advantage in these antibiotic products.

     Geographic Markets and Sales and Distribution. U.S. sales of fine chemical products represent approximately 50% of the revenue from these products with significant additional sales in Europe, Asia and Latin America. The Company distributes and sells its fine chemical products in the U.S. and Europe using its own sales force. Sales in other parts of the world are primarily through the use of local agents and distributors.


Animal Pharmaceuticals

   The animal pharmaceutical business is comprised of the Animal Health Division and the Aquatic Animal Health Division. Each of these divisions is managed by a separate senior management team. In 1999, the Company had animal health product sales of approximately $185.0 million, before elimination of intercompany sales, with operating profit of approximately $40.0 million.

Animal Health Division ("AHD")

     The Company develops, manufactures and markets pharmaceutical products for animals raised for commercial food production worldwide. The Company believes that its animal health business is a leading manufacturer and marketer of feed additives to the worldwide poultry and swine industries.

       Product Lines. The Company's principal animal health products are: (i) BMDT, a bacitracin based feed additive used to promote growth and feed efficiency and prevent or treat diseases in poultry and swine; (ii) Albac(TM), a bacitracin based feed additive to promote growth and feed efficiency and prevent or treat diseases in poultry, swine and calves; (iii) 3-Nitro(R), Histostat(TM), Zoamix(R), anticoccidials, and chloromax ("CTC"), feed grade antibiotics, all of which are commonly used in combination or sequentially with BMD; (iv) Deccox, a feed additive used to prevent and control diseases that affect growth in cattle and calves; (v) Vitamin D3, a feed additive which is an essential nutrient for growth in poultry and swine and (vi) soluble antibiotics and vitamins. Based upon its fermentation experience and a strong marketing presence, the Company is the market leader in the manufacture and sale of bacitracin-based feed additives which are marketed under the brand names Albac and BMD. In addition, the Company believes that it has a significant market share with several other of its feed additives, including those sold under the Company's 3-Nitro brands.

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

     In 1999 the Company purchased I.D. Russell Company Laboratories, a manufacturer of a line of soluble antibiotics and vitamins and acquired exclusive marketing rights to an animal fertility testing system. In addition, during 1999 the Company acquired exclusive marketing rights to Reporcin (a performance and meat quality improvement product for injectable use in swine). Sales of Reporcin are ongoing in certain limited countries; however the full realization of the potential for PST is dependant upon governmental license approvals, and market acceptance, in numerous other countries, including the United States. The agreement granting the Company rights to PST requires the Company to make a maximum of $65 million in additional product payments upon receipt of product licenses in certain specified countries and to expend additional funds to build or lease a plant to manufacture Reporcin.

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

      The Company believes that features of BMD have enhanced the Company's competitive position in the animal health business. Generally, FDA regulations do not permit animals to be sold for food production unless their feed has been free of additives that are absorbed into animal tissue for a certain period of time as required by FDA rules. BMD is not absorbed into animal tissue, and therefore need not be withdrawn from feed prior to the marketing of the food animals. This attribute of BMD allows producers to avoid the burden of removing these additives from feed in order to meet the FDA requirement.

      Facilities. The Company produces its animal health products in state-of-the-art manufacturing facilities. The Animal Health Division produces BMD at its Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo facility shared with the Fine Chemicals Division. Soluble antibiotics and vitamins are formulated in the division's Longmont, Colorado facility and PST is produced at the Company's plant in Melbourne, Australia. CTC is purchased from foreign suppliers and blended domestically at the Company's facility in Lowell, Arkansas and at independent blending facilities. The 3-Nitro product line is manufactured in accordance with a ten year agreement using the Company's technology at an unrelated company's facility. The contract requires the Company to purchase minimum yearly quantities on a cost plus basis. Blending of 3-Nitro is done at the Company's Lowell plant.

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

     Sales and Distribution. The Company's animal health products in the U.S., Canada, Mexico, Brazil, Australia and certain other selected markets are sold through a staff of technically trained sales and service employees. The Company has sales offices in Norway, Canada, Mexico, Singapore, the People's Republic of China, Brazil, France and Belgium and, in 1999, added sales offices in Australia. The Company anticipates establishing additional foreign sales offices. Sales of the Animal Health Division's products in the remainder of the world are made primarily through the use of distributors and sales companies. In January of 1999, the Company combined its wholly-owned U.S. distribution company with two similar third party distribution businesses to form a joint venture 50% owned by the Company. The new entity is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S.

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


Aquatic Animal Health Division ("AAHD")

      The Company believes it is a leader in the development, manufacture and marketing of vaccines for use in immunizing farmed fish against disease. While third parties may, from time to time, have products which they deem to be superior, the Company believes it has been, and expects to continue as, a leading innovator with respect to the research and development of vaccines to combat newly developing forms of aquatic disease.

      The Company's vaccines for fish are used by fish farms to control disease in densely populated, artificial growth environments. The Company believes that the market for vaccines will continue to grow along with the growth of fish farms as the worldwide demand for fish continues to increase beyond what can be supplied from the natural fish habitat.

      In November 1999 the Company purchased Vetrepharm Ltd., the
United  Kingdom distributor of AAHD products and certain products
of   unaffiliated   manufacturers  for  cash   consideration   of
approximately $2.5 million.

      Product Lines. The Aquatic Animal Health Division is the leading supplier of injectable vaccines for farm raised salmon. In addition the Division is a pioneer in the development of vaccines for trout, sea bass, sea bream, yellowtail and other commercially important farm species.

      Facilities. The Company manufactures its fish vaccine products at its Overhalla, Norway facility. Contract manufacturing is utilized to provide certain raw materials for vaccine production. In 1999, the Company closed its Bellevue, Washington production facility and transferred substantially all of the products manufactured at that plant to Overhalla.

      Competition. While the Company has few competitors in the aquatic animal health industry, the industry is subject to rapid technological change. Competitors could develop new techniques and products that would render the Company's aquatic animal health products obsolete if the Company was unable to match the improvements quickly. In this regard, the Company is presently developing a new salmon vaccine to reverse a decline in market share caused by the market perception that a competing product may provide better disease protection.

      Geographic Markets. The Company sells its aquatic animal health products in Norway, the United Kingdom, Canada, the U.S., Greece and Turkey.

     Sales and Distribution. The Company sells its aquatic animal health products through its own technically oriented sales staff in Norway and the United Kingdom. In other markets, the Company operates through distributors. The Company sells its products to fish farms, usually under a contract which extends for at least one growing season. There are relatively few customers for the Division's products.


Information Applicable to all Business Segments

External Growth Strategy

     An important element of the Company's long term strategy is to pursue acquisitions that in general will broaden global reach and/or augment the product portfolios of the Company. In this regard the Company is currently evaluating and, in some instances actively considering, several possible acquisition candidates. Subsequent to December 31, 1999 the Company executed a non-binding letter of intent with respect to one such business. Filings were made and clearance received under the Hart-Scott-Rodino Anti-trust Improvements Act and the Company is currently negotiating definitive agreements and reviewing certain data, including recently received financial information. If consummated, this acquisition would be material to the operations and financial position of the Company and would require funding in addition to that presently available under the Company's banking arrangements. There can be no assurance that such activities will result in the consummation of any transaction.

Research, Product Development and Technical Activities

     Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the Human Pharmaceuticals business within the U.S., Norway and Denmark concentrate on the development of generic equivalents of established branded products as well as discovering creative uses of existing drugs for new treatments. The Company's research, product development and technical activities also focus on developing proprietary drug delivery systems, patent circumvention development (in the U.S.) and on improving existing delivery systems, fermentation technology and packaging and manufacturing techniques. In view of the substantial funds which are generally required to develop new chemical drug entities, the Company does not anticipate undertaking such activities.

      The Company's technical development activities for Animal Pharmaceuticals involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for or variations of existing products and seeking related FDA and analogous governmental approvals.

      Generally, research and development are conducted on a divisional basis. The Company conducts its technical product development activities at its facilities in Copenhagen, Denmark; Oslo, Norway; Baltimore, Maryland; and Chicago Heights, Illinois, as well as through independent research facilities in the U.S. and Europe.

      Research and development expenses were approximately  $40.2 million, $36.0 million, and $32.1 million in 1999, 1998, and 1997, respectively.



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

      The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and analogous foreign agencies, and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite its ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. As a result of actions the Company has taken to respond to the progressively more demanding regulatory environment in which it operates, the Company has spent, and will continue to spend, significant funds and management time on regulatory compliance.

       Product Marketing Authority. In the U.S., the FDA regulatory procedure applicable to the Company's generic pharmaceutical products depends on whether the branded drug is:
(1) the subject of an approved New Drug Application which has been reviewed for both safety and effectiveness; (2) marketed under an NDA approved for safety only; (3) marketed without an NDA; or (4) marketed pursuant to over-the-counter monograph regulations. If the drug to be offered as a generic version of a branded product is the subject of an NDA approved for both safety and effectiveness, the generic product must be the subject of an Abbreviated New Drug Application ("ANDA") and be approved by the FDA prior to marketing. Drug products which are generic copies of the other types of branded products may be marketed in accordance with either an FDA enforcement policy or the over-the-counter drug review monograph process and currently are not subject to ANDA filings and approval prior to market introduction. While the Company believes that all of our current pharmaceutical products are legally marketed under the applicable FDA procedure, its marketing authority is subject to revocation by the agency. All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control. Those subject to an ANDA under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Waxman-Hatch Act") also must contain bioequivalency data. Each product approval limits manufacturing to a specifically identified site. Supplemental filings for approval to transfer products from one manufacturing site to another also require review and approval.

       Certain of the Company's animal health products are regulated by the FDA, as described above, while other animal health products are regulated by the USDA.

     An EU Directive requires that medical products must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects and the conduct of such trials is subject to the standards codified in the EU guideline on Good Clinical Practice. In addition, the EU requires that such trials be preceded by adequate pharmacological and toxicological tests in animals, that stability tests are also carried out and that clinical trials should use controls, be carried out double blind and capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample size. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where we conduct business. There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain such approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

     The European union and five non-EU countries have banned the use of four antibiotics effective July 1, 1999. While three of these products were not manufactured or sold by the Company, bacitracin zinc, a feed antibiotic growth promoter for livestock which is manufactured by the Company, is included in the ban. The Company is attempting to reverse or limit the EU action which affects our Albac product. See "Risk Factors".

      Facility Approvals. The Company's manufacturing operations (in the U.S. as well as three of its European facilities that manufacture products for export to the U.S.) are required to comply with current Good Manufacturing Practices ("cGMP") as interpreted by the FDA and EU regulations. cGMP encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. Consequently, continuing compliance with cGMP can be a particularly difficult and expensive part of regulatory compliance. There are similar regulations in other countries where the Company has manufacturing operations. The EU requires that before a medicinal product can be manufactured and assembled, each company who carries out such an operation must hold a manufacturer's license, a product license must be held by the person responsible for the composition of the product, and the manufacture and assembly must be in accordance with the product license and good manufacturing practice ("GMP") as set out in an EU Directive relating to Good Manufacturing Practice which makes compliance with the principles of GMP compulsory throughout the EU.

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

      Extended Protection for Branded Products. The Waxman-Hatch Act amended both the Patent Code and the Federal Food, Drug and Cosmetics Act (the "FDC Act"). The Waxman-Hatch Act codified and expanded application procedures for obtaining FDA approval for generic forms of brand-name pharmaceuticals which are off-patent or whose market exclusivity has expired. The Waxman-Hatch Act also provides patent extension and market exclusivity provisions for innovator drug manufacturers which preclude the submission or delay the approval of a competing ANDA under certain conditions. One such provision allows a five year market exclusivity period for NDAs involving new chemical compounds and a three year market exclusivity period for NDAs containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision authorizes the extension of patent terms for up to five years as compensation for reduction of the effective life of the patent as a result of time spent in testing for, and FDA review of, an application for a drug approval. Patent terms may also be extended pursuant to the terms of the Uruguay Round Agreements Act ("URAA"). In addition, the FDA Modernization Act of 1997 allows brand name manufacturers to seek six months of additional exclusivity when they have conducted pediatric studies on the drug. Therefore, we cannot predict the extent to which the Waxman-Hatch Act, the FDA Modernization Act of 1997, or URAA could postpone launch of some of our new products.

      In Europe, certain Directives confer a similar market exclusivity in respect of proprietary medicines, irrespective of any patent protection. Before a generic manufacturer can present an abridged application for a marketing authorization, it must generally wait until the original proprietary drug has been on the market for a period which generally coincides with patent expiry (unless they have the consent of the person who submitted the original test data for the first marketing authorization, or can compile an adequate dossier of their own). In the case of high-technology products, this period is ten years and six years in respect of other medicinal products, subject to the option for member states to elect for an exclusivity period of ten years in respect of all products, or to dispense with the six-year period where that would offer protection beyond patent expiry.

      In addition to the exclusivity period, it is also possible in the EU to extend the period of patent protection for a product which has a marketing authorization by means of a Supplementary Protection Certificate ("SPC"). An SPC comes into force on the expiry of the relevant patent and lasts for a period calculated with reference to the delay between the lodging of the patent and the granting of the first marketing authorization for the drug. This period of protection, subject to a maximum of five years, further delays the marketing of generic medicinal products.

       The Generic Drug Enforcement Act. The Generic Drug Enforcement Act of 1992, which amended the FDC Act, gives the FDA six ways to penalize anyone that engages in wrongdoing in connection with the development or submission of an ANDA. The FDA can (1)permanently or temporarily prohibit alleged wrongdoers from submitting or assisting in the submission of an ANDA; (2) temporarily deny approval of, or suspend applications to market, particular generic drugs; (3) suspend the distribution of all drugs approved or developed pursuant to an invalid ANDA; (4) withdraw approval of an ANDA; (5) seek civil penalties against the alleged wrongdoer, and (6) significantly delay the approval of any pending ANDA from the same party. The Company has never been the subject of an enforcement action under this or any similar statute, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

     Controlled Substances Act. The Company also manufactures and sells drug products which are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the DEA, a division of the Department of Justice. The Company is licensed by the DEA to manufacture and distribute certain controlled substances. The DEA has a dual mission: law enforcement and regulation.  The  former deals with the illicit  aspects  of  the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for noncompliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed on it in the future.

       Health  Care  Reimbursement.  The  methods  and  level  of reimbursement for pharmaceutical products under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payors like insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have on it.

        Medicaid legislation requires all pharmaceutical manufacturers rebate to individual states a percentage of the revenues that the manufacturers derive from Medicaid reimbursed pharmaceutical sales in those states. The required rebate for manufacturers of generic products is currently 11%.

      In many countries other than the U.S. in which the Company does business, the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. An investigation regarding the pricing of generic drugs in the United Kingdom was recently begun. (See "Legal Proceedings" and "Risk Factors".) As a result, affected manufacturers, including the Company, have not always been able to recover cost increases or compensate for exchange rate fluctuations.

      In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences between member states. There is also a Common External Tariff payable on import of medicinal products into the EU, though exemptions are available in respect of certain products which allows duty free importation. Where there is no tariff suspension in operation in respect of a medicinal product, an application can be made to import the product duty free, but this is subject to review at European level to establish whether a member state would be able to produce the product in question instead. In addition, some products are subject to a governmental quota which restricts the amount which can be imported duty free.


Financial  Information About Foreign and Domestic Operations  and
Export Sales

      The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for approximately 51% of the Company's revenues in 1999. For certain financial information concerning foreign and domestic operations see Note 21 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.


Environmental Matters

 The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

   The Company is presently engaged in administrative proceedings with respect to soil and acquifer contamination at its Budapest plant and air and waste discharge issues at its Lowell, Arkansas plant. The Company anticipates the need for improvements at these plants; the cost of which has not yet been determined but is not believed to be material to the Company. Certain costs incurred at the Budapest facility are subject to reimbursement obligations of the previous owner.

  In addition, the Company is a Potentially Responsible Party ("PRP") at one site subject to U.S. Superfund legislation. Superfund provides for joint and several liability for all PRP's. Based upon the Company's minor involvement at this Superfund site, and the identification of numerous PRP's who were larger site users, the Company does not believe that its ultimate liability for this site will be material to the Company. The EPA has offered, and the Company has accepted, a tentative settlement (subject to normal provisions for additional payments) which would require a payment by the Company of less than one thousand dollars.

   Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in 2000.

Employees

     As of December 31, 1999, the Company had approximately 3,300 employees, including 1,100 in the U.S. and 2,200 outside of the U.S.

Risk Factors

      This report includes certain forward looking statements. Like any company subject to a competitive and changing business environment, the Company cannot guarantee the results predicted in any of the Company's forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (but are not limited to) the following:

The Company's substantial indebtedness could limit its ability to obtain additional financing, limit its operating flexibility and make it more vulnerable to economic downturns.

      As of December 31, 1999, the Company had total outstanding long-term indebtedness of approximately $592 million or approximately 63% of its total capitalization. In addition, the Company had $160 million of availability under its revolving credit facility and short-term European lines, subject to the satisfaction of the financial tests and maintenance of the financial ratios described in this document and our other public filings. These tests and covenants include an interest coverage ratio, total debt to EBITDA and equity to asset ratio. This level of indebtedness could:

- limit the Company's ability to obtain additional financing

- limit the Company's operating flexibility as a result of covenants contained in its credit facility

- make the Company more vulnerable to economic downturns and

-  limit   the   Company's  ability  to  pursue  other   business
   opportunities.

Also, the Company is vulnerable to fluctuations in interest rates since approximately $228 million of its total debt at December
31, 1999 was at variable interest rates. The Company believes it is more leveraged than many of its competitors.

Potential acquisitions may reduce the Company's earnings, be difficult to integrate into the Company and require additional financing.

      The Company is searching for and evaluating acquisitions which will provide new product and market opportunities, leverage existing assets and add critical mass. Acquisitions commonly involve risks and may have a material effect on results of operations. (See "Information Applicable to All Segments - External Growth Strategy".) Any acquisitions the Company makes may fail to accomplish its strategic objectives, may not be successfully integrated with its operations and may not perform as expected. In addition, based on current acquisition prices in the pharmaceutical and animal health industry, acquisitions could initially be dilutive to the Company's earnings and add significant intangible assets and related goodwill amortization charges. The Company's acquisition strategy will require additional debt or equity financing, resulting in additional leverage and/or dilution of ownership, respectively. The Company may not be able to finance acquisitions on terms satisfactory to it.

The Company is subject to government regulations and actions that increase its costs and could prevent it from marketing or selling some of its products in certain countries.

      The research, development, manufacturing and marketing of the Company's products is subject to extensive government regulation. Government regulation includes inspection of and controls over testing, manufacturing, safety, efficacy, labeling, record keeping and sale and distribution of pharmaceutical products. The U.S. and other governments regularly review manufacturing operations. Noncompliance with applicable requirements can result in fines, recall or seizure of products, suspension of production and debarment of individuals or our company from obtaining new drug approvals. Government regulation substantially increases the cost of manufacturing, developing and selling the Company's products.

      The Company has filed applications to market its products with the United States Food and Drug Administration and other regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly affect future revenues and income. This is particularly significant with respect to human pharmaceuticals where the Company is, in certain instances, considering the use of procedures which would seek marketing approvals prior to the latest date as to which a third party may claim patent protection. The use of this strategy is likely to result in significant litigation with no assurance of success and potential exposure for patent infringement damages. There can be no assurance that the Company will obtain new product approvals in a timely manner, if ever. Failure to obtain approvals, or to obtain them when expected, could have a material adverse effect on the Company's business. The Company also has affiliations, license agreements and other arrangements with companies, such as Ascent Pediatrics, Inc. which arrangements depend on regulatory approvals sought by such companies.

     The issue of the potential for increased human resistance to certain antibiotics used in food producing animals is the subject of discussions on a world-wide basis and, in certain instances, has led to government restrictions on the use of antibiotics in such animals. While most of this activity has involved products other than those offered for sale by the Company, effective July 1, 1999, the European Union and five non-EU countries have banned the use of three products not manufactured by the Company and bacitracin zinc, a feed antibiotic growth promoter manufactured by the Company which has been used in livestock feeds for over 40 years. The EU ban is based upon the "Precautionary Principle" which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. 1998 sales (the last full year of sales in the EU) of the Company's bacitracin based products were approximately $10.9 million in the EU and $1.8 million in the non-EU countries which have also banned the product. The Company's initial effort to reverse this action by means of a court injunction from the Court of First Instance of the European Court was denied. The Company is making further attempts to reverse or limit this action, with particular emphasis on political means. Although the Company may not succeed, it believes that strong scientific evidence exists to refute the EU position. In addition, other countries are considering a similar ban. If the loss of bacitracin zinc sales is limited to the European Union and those countries that have already taken similar action, the Company does not anticipate a material adverse effect. If either (a) other countries more important to the Company's sales of bacitracin-based products ban these products or (b) the European Union (or countries or customers within the EU) acts to prevent the importation of meat products from countries that allow the use of bacitracin-based products, the Company could be materially affected. Specifically the loss of the U.S. market for its bacitracin based products would be materially adverse to the Company. The Company cannot predict whether the present bacitracin zinc ban will be expanded. In addition, the Company cannot predict whether this antibiotic resistance issue will result in expanded regulations adversely affecting other antibiotic based animal health products manufactured by the Company.

The Company's foreign operations are subject to additional economic and political risks.

     The Company's foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights.

      Some of the Company's foreign operations, particularly in Indonesia where it has a manufacturing facility and Brazil where it has recently added significant sales, are being affected by the wide currency fluctuations and decreased economic activity in these regions and, in the case of Indonesia, by social and political unrest. While the Company's present exposure to economic factors in these regions is not material, they are important areas for anticipated future growth.

      The Company sells products in many countries that are recognized to be susceptible to significant foreign currency risk. These products are generally sold for U.S. dollars, which eliminates the direct currency risk but increases credit risk if the local currency devalues significantly and it becomes more difficult for customers to purchase U.S. dollars required to pay the Company. Recent acquisitions in Europe have increased the foreign currency risk.

The Company's operating results have varied in the past and may continue to do so.

     The Company's business may experience variations in revenues and net income as a result of many factors, including acquisitions, delays in the introduction of new products, success or failures of strategic alliances and joint ventures, management actions and the general conditions of the pharmaceutical and animal health industries.

Many of the Company's competitors have more resources than the Company.

       All of the Company's businesses operate in highly competitive markets and many of its competitors are substantially larger and have greater financial, technical and marketing resources. As a result, the Company may be at a disadvantage in our ability to develop and market new products to meet competitive demands.

The Company has been and will continue to be affected by the competitive and changing nature of the pharmaceutical industry.

      The Company's U.S. generic pharmaceutical business has historically been subject to intense competition. As patents and other bases for market exclusivity expire, prices typically decline as generic competitors enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand-name manufacturers frequently take actions to prevent or discourage the use of generic equivalents through marketing and regulatory activities and litigation.

      Generic pharmaceutical market conditions in the U.S. were further exacerbated in recent years by a fundamental shift in industry distribution, purchasing and stocking patterns resulting from increased importance of sales to major wholesalers and a concurrent reduction in sales to private label generic distributors. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesaler's own marketing programs.

      The factors which have adversely affected the U.S. generic pharmaceutical industry may also affect some or all of the markets in which the IPD operates. In addition, in Europe the Company is encountering price pressure from parallel imports of identical products from lower priced markets under EU laws of free movement of goods. Parallel imports could lead to lower volume growth. The Company'sIPD is also affected by governmental initiatives or actions to maintain or reduce drug prices. Both parallel imports and governmental cost containment and other regulatory efforts could create lower prices in certain geographic areas including the United Kingdom and the Nordic countries where the Company has significant sales. (See "Legal Proceedings".)

       It may be difficult for the Company to respond to competitive challenges because of the significance of relatively few major customers, such as large wholesalers and chain stores, a rapidly changing market and uncertainty of timing of new product approvals.

Future inability to obtain raw materials or products from contract manufacturers could seriously affect the Company's operations.

      The Company currently purchases many of its raw materials and other products from single suppliers. Although the Company has not experienced difficulty to date, it may experience supply interruptions in the future and may have to obtain substitute materials or products. If the Company has to obtain substitute materials or products, the Company would require additional regulatory approvals. Any significant interruption of supply could have a material adverse effect on the Company's operations.

The Company's business is affected by the policies of third-party payors, such as insurers and managed care organizations.

      The Company's commercial success with respect to generic products depends, in part, on the availability of adequate reimbursement from third-party health care payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may prevent the Company from maintaining its present product price levels. In addition, the market for the Company's products may be limited by third-party payors who establish lists of approved products and do not provide reimbursement for products not listed.

Some of the Company's products may be subject to product liability claims.

      Continuing studies are being conducted by the industry, government agencies and others. These studies increasingly employ sophisticated methods and techniques and can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted in the removal of products from the market and have given rise to claims for damages from previous users. The Company's business could be harmed by such actions.

The Company's relationship with its controlling stockholder could lead to conflicts of interest.

      A.L. Industrier AS, or Industrier, is the beneficial owner of 100% of the outstanding shares of the Class B common stock. Industrier also owns $67.8 million of the 05 Notes convertible into Class B common stock. As a result of its ownership, Industrier controls the Company and is presently entitled to elect two-thirds of the members of its board of directors. Einar
W. Sissener, Chairman of the Board, controls a majority of Industrier's outstanding shares and is Chairman of Industrier. In addition, Mr. Sissener beneficially owns 328,667 shares of Class A common stock.

      The Company and Industrier engage in various transactions from time to time, and conflicts of interest are present with respect to the terms of such transactions. All contractual arrangements between the Company and Industrier are subject to review by, or ratification of, the audit committee of the Company's board of directors as to the fairness of the terms and conditions of such arrangements to the Company. The committee consists of one or more directors who are unaffiliated with Industrier.


Item 1A.  Executive Officers of the Registrant

      The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.
     Each of the Company's corporate officers has been elected to the indicated office or offices of the Registrant, to serve as such until the next annual election of officers of the Registrant (expected to occur May 25, 2000) and until their successor is elected, or until his or her earlier death, resignation or removal.

Name and Position                  Principal  Business Experience
with the Company            Age    During the Past Five Years

E.W. Sissener               71     Chairman of the Company since
Chairman and Director              1975.  Chief Executive Officer
                                   from June 1994 to June 1999.
                                   Member of the Office of the
                                   Chief Executive of the Company
                                   July 1991 to June 1994.
                                   Chairman of the Office of the
                                   Chief Executive June 1999 to
                                   December 1999. President,
                                   Alpharma AS since October
                                   1994. President, Apothekernes
                                   AS (now AL Industrier AS) 1972
                                   to 1994. Chairman of A.L.
                                   Industrier AS since November
                                   1994.

Ingrid Wiik                 55     President and Chief Executive
President,  Chief                  Officer since January 2000.
Executive Officer and              President of Alpharma's
Director                           International Pharmaceuticals
                                   Division 1994 to 2000;
                                   President, Pharmaceutical
                                   Division of Apothekernes
                                   Laboratorium A.S. 1986 to
                                   1994.

Jeffrey E. Smith            52     Vice President and Chief
Vice President, Finance            Financial Officer since May
and Chief Financial                1994.  Executive Vice
Officer                            President and Member of the
                                   Office of the Chief Executive
                                   July 1991 to June 1994.  Vice
                                   President, Finance of the
                                   Company from November 1984 to
                                   July 1991.


Robert F. Wrobel            55     Vice President and Chief Legal
Vice President and Chief           Officer since October of 1997.
Legal Officer                      Vice President and Associate
                                   General Counsel of Duracell
                                   Inc., 1994 to September 1997
                                   and Senior Vice President,
                                   General Counsel and Chief
                                   Administrative Officer of The
                                   Marley Company 1975 to 1993.

David R. Jackson            47     Vice President, Investor
Vice President, Investor           Relations and Corporate
Relations and Corporate            Communications since March
Communications                     2000. Executive Vice President
                                   and Managing Director Global
                                   Consulting, Thomson Financial
                                   Investor Relations, 1998 to
                                   2000. Vice President, General
                                   Manager, Corporate Services,
                                   First Call Corporation 1996 to
                                   1998.

Albert N. Marchio, II       47     Treasurer of the Company since
Vice President and                 May 1992. Treasurer of Laura
Treasurer                          Ashley, Inc. 1990 to 1992.

John S. Towler              51     Controller of the Company
Vice President and                 since March 1989.
Controller


Thomas L. Anderson          51     President of the Company's
Vice President and                 U.S. Pharmaceuticals Division
President, U.S.                    since January 1997; President
Pharmaceuticals Division           and Chief Operating Officer of
                                   FoxMeyer Health Corporation
                                   May 1993 to February 1996;
                                   Executive Vice President and
                                   Chief Operating Officer of
                                   FoxMeyer Health Corporation
                                   July 1991 to April 1993.



Bruce Andrews, Vice         53     President of the Company's
President and President,           Animal Health Division since
Animal Health Division             May 1997. Consultant with
                                   Brakke Consulting, Inc. from
                                   1996 through May of 1997,
                                   President of Lifelearn, Inc.
                                   in 1995, and President of the
                                   Cyanamid North American Animal
                                   Health and Nutrition Division
                                   from 1992 to 1994.

Carl-Ake Carlsson           37     President of Alpharma's
Vice President and                 International Pharmaceuticals
President, International           Division since January 2000;
Pharmaceuticals Division           Senior Vice President Finance
                                   and Strategy Development of
                                   International Pharmaceuticals
                                   Division 1995 to 2000.


Thor Kristiansen            56     President of the Company's
Vice President and                 Fine Chemicals Division since
President, Fine Chemicals          October 1994; President,
Division                           Biotechnical Division of
                                   Apothekernes Laboratorium A.S
                                   1986 to 1994.

Knut Moksnes                49     President of the Company's
Vice President and                 Aquatic Animal Health Division
President, Aquatic Animal          since October 1994; Managing
Health Division                    Director, Fish Health Division
                                   of Apothekernes Laboratorium
                                   A.S 1991 to 1994.



Item 2.   Properties

Manufacturing and Facilities

   The Company's corporate offices and principal production and technical development facilities are located in the U.S., Norway, the United Kingdom, Denmark, Hungary and Indonesia. The Company also owns or leases offices and warehouses in the U.S., Germany, Sweden, Holland, Finland and elsewhere.

                          Facility
Location         Status     Size    Use
                          (sq.ft.)

Fort Lee, NJ    Leased     37,000   Offices-Alpharma corporate
                                    and AHD headquarters
Oslo, Norway    Leased    204,400   Manufacturing of AHD and FCD
                                    products, Alpharma corporate
                                    offices and headquarters for
                                    IPD,FCD and AAHD
Baltimore, MD   Owned     268,000   Manufacturing and offices for
                                    USPD
Baltimore, MD   Leased     18,000   Research and development for
                                    USPD
Chicago         Owned     195,000   Manufacturing,warehousing,res
Heights, IL.                        earch and development and
                                    offices for AHD
Columbia, MD    Leased    165,000   Distribution center for USPD
Lincolnton, NC  Owned     138,000   Manufacturing and offices for
                                    USPD
Lowell, AR      Leased    105,000   Manufacturing,warehousing and
                                    offices for AHD
Niagara Falls,  Owned      30,000   Warehousing and offices for
NY                                  USPD
Barnstaple,Engl Owned     250,000   Manufacturing, warehousing
and                                 and offices for IPD
Budapest,Hungar Owned     175,000   Manufacturing,warehousing and
y                                   offices for FCD
Copenhagen,Denm Owned     345,000   Manufacturing,warehousing,
ark                                 research and development and
                                    offices for IPD and FCD
Jakarta,Indones Owned      80,000   Manufacturing, warehousing,
ia                                  research and development and
                                    offices for IPD
Lier,Norway     Owned     180,000   Manufacturing,warehousing and
                                    offices for IPD
Overhalla,Norwa Owned      39,500   Manufacturing,warehousing and
y                                   offices for AAHD
Vennesla,Norway Owned      81,300   Manufacturing, warehousing
                                    and offices for IPD
Paris, France   Leased     16,000   Warehousing and offices for
                                    IPD
Melbourne,      Leased     17,000   Manufacturing, warehousing
Australia                           and offices for AHD

Longmount, CO   Owned      62,000   Manufacturing, warehousing
                                    and offices for AHD
Fordinbridge,   Leased     20,000   Warehousing and offices for
England                             AAHD

Langenfeldt,    Leased     22,000   Offices for IPD
Germany

The Company believes that its principal facilities described above are generally in good repair and condition and adequate and suitable for the products they produce.

Item 3. Legal Proceedings

      The United Kingdom Office of Fair Trading ("OFT") is conducting an investigation into the pricing and supply of medicine by the generic industry in the United Kingdom. As a part of this investigation Cox, the Company's generic pharmaceutical subsidiary in the United Kingdom, received in February 2000 a request for information from the OFT. The request states that the OFT is particularly concerned about the sustained rise in the list price of a range of generic pharmaceuticals over the course of 1999 and is considering this matter under competition legislation. In December 1999 Cox received a request for information from the Oxford Economic Research Association ("OXERA"), an economic research company which has been commissioned by the United Kingdom Department of Health to carry out a study of the generic drug industry. The requests related to certain specified drugs and the Company has responded to both requests for information. The Company is unable to predict what impact the OFT investigation or OXERA study will have on the operations of Cox and the pricing of generic pharmaceuticals in the United Kingdom. The operating income of Cox was $28.9 million in 1999 and 5.0 million in 1998 (not including special charges related to the acquisition) with the increase being primarily attributable to price increases and to a lesser extent, the fact that Cox was owned for only eight months in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1999 vs. 1998."

      The Company was originally named as one of multiple defendants in over 62 lawsuits filed in various U.S. Federal District Courts and several State Courts alleging personal injuries and six class actions requesting medical monitoring resulting from the use of phentermine distributed by the Company and prescribed for use in combination with fenfluramine or dexfenfluramine manufactured and sold by other defendants (the "Fen-Phen" lawsuits). None of the plaintiffs has specified the amount of his or her monetary demand, but a majority of the lawsuits allege serious injury. The Company has been dismissed from all of the class actions, and the plaintiffs in all but 10 of the individual actions have agreed to take (or have already taken) actions to dismiss the Company without prejudice. The Company has demanded defense and indemnification from the manufacturers from whom it purchased phentermine and have filed claims against those manufacturers' insurance carriers and its own carriers. The Company has received reimbursement of litigation costs from one of the manufacturers' carriers and has entered into an agreement with that manufacturer and its carrier to continue to receive reimbursement for expenses and indemnification for losses to the extent of the carriers policy obligations and the manufacturer's legal liability. This agreement requires that the Company share in the policy limits and the manufacturer's available assets with certain other, similarly situated Fen-Phen defendants. The Company does not expect that the Fen-Phen lawsuits will be material. It is possible that the Company could later be named as a defendant in some of the additional lawsuits already on file with respect to these drugs or in similar lawsuits which could be filed in the future.

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




                            PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters

Market Information

     The Company's Class A Common Stock is listed on the New York
Stock Exchange ("NYSE"). Information concerning the 1999 and 1998 sales prices of the Company's Class A Common Stock is set forth in the table below.

                              Stock Trading Price
                          1999                     1998
     Quarter         High      Low            High       Low

     First          $43.06    $30.56        $24.31      $18.94
     Second         $39.00    $25.69        $23.00      $19.75
     Third          $37.44    $32.50        $26.31      $21.44
     Fourth         $35.19    $26.88        $36.94      $22.56

      As of December 31, 1999 and March 10, 2000 the Company's stock closing price was $30.75 and $37.88, respectively.

Holders

      As of March 10, 2000, there were 1,796 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 96% of the outstanding Class A Common Stock as a nominee.

Dividends

       The   Company  has  declared  consecutive  quarterly  cash
dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 1999 and 1998 were $.045 per quarter or $.18 per year.

Item 6.   Selected Financial Data

      The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 1999 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

Income Statement Data
                                   Years Ended December 31,
                        1999(3)  1998(2)    1997     1996(1)     1995

Total revenue          $742,176  $604,584 $500,288  $486,184  $520,882


Cost of sales          397,890   351,324  289,235    297,128   302,127

 Gross profit          344,286   253,260  211,053    189,056   218,755

Selling, general and
 administrative        244,775   188,264  164,155    185,136   166,274
expenses

Operating income       99,511     64,996  46,898       3,920    52,481

Interest expense       (39,174)  (25,613) (18,581)   (19,976)  (21,993)


Other income
 (expense), net         1,450      (400)     (567)     (170)     (260)


Income (loss) before
 income taxes          61,787     38,983  27,750     (16,226)   30,228

Provision (benefit)
 for income taxes      22,236     14,772   10,342     (4,765)    11,411

Net income (loss)      $39,551   $24,211 $ 17,408   $(11,461)  $ 18,817

Average number of
 shares outstanding:
  Diluted              34,848(4)  26,279   22,780     21,715     21,754

Earnings (loss) per
 share: Diluted        $ 1.34    $   .92  $   .76   $  (.53)   $   .87

Dividend per common
 share                 $  .18    $   .18  $   .18   $   .18    $ .18



(1) 1996 includes Management Actions relating to production rationalizations and severance which are included in cost of
     goods       sold   ($1,100)   and   selling,   general   and
     administrative ($17,700). Amounts net after tax of approximately $12,600 ($0.58 per share).

(2) Includes results of operations from date of acquisition of Cox Pharmaceuticals (May 1998) and non-recurring charges related to the Cox acquisition which are included in cost of sales ($1,300) and selling, general and administrative ($2,300). Charges, net after tax, were approximately $3,130 ($0.12 per share).

(3) Includes results of operations from date of acquisition for all 1999 acquisitions. In addition,

1999 includes pre-tax charges of approximately $2,175 relating to the closing of the Company's AAHD facility which are included in selling, general and administrative.

(4) Includes shares assumed issued under the if-converted method for the convertible notes.


                                 As of December 31,
Balance Sheet Data         1999(1)             1998(2)   1997      1996
1995

Current assets         $  386,123  $335,484  $273,677  $274,859  $282,886
Non-current assets        778,394   573,452   358,189   338,548   351,967

 Total assets         $1,164,517  $908,936  $631,866  $613,407  $634,853
Current liabilities    $  165,856  $170,437  $133,926  $155,651  $169,283
Long-term debt, less
  current maturities     591,784    429,034   223,975   233,781   219,451
Deferred taxes and
  other non-current
  liabilities              52,273    42,186    35,492    37,933    40,929
Stockholders' equity      354,604   267,279   238,473   186,042   205,190
  Total liabilities
  and equity           $1,164,517  $908,936  $631,866  $613,407  $634,853


(1)  Includes  accounts  from date of acquisition  for  all  1999 acquisitions.

(2)  Includes   accounts   from  date  of  acquisition   of   Cox
     Pharmaceuticals (May 1998).


Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

Overview

      1999, 1998 and 1997 were years in which operations improved relative to the preceding year. Each year included a number of significant transactions which the Company intended to enhance future growth. Such transactions include:

1999

        - In January, the Company's Animal Health Division ("AHD") contributed the distribution business of its Wade Jones subsidiary into a joint venture with two similar third-party distribution businesses. The new entity, WYNCO, which is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S., is 50% owned by the Company.

        - In January, the Company replaced its revolving credit facility and existing domestic short-term credit lines with a $300.0 million syndicated facility which provides for increased borrowing capacity.

        - In February, the Company's U.S. Pharmaceutical Divison ("USPD") entered into an agreement with Ascent Pediatrics, Inc., a branded pediatric pharmaceutical company, under which USPD may provide up to $40.0 million in loans subject to Ascent meeting agreed terms and conditions. In addition, the Company will have the option to acquire Ascent in 2003 for a price based on Ascent's 2002 operating income. See "Liquidity and Capital Resources" below for additional information.

        -     In   April,   the  Company's  International
        Pharmaceutical  Division  ("IPD")  purchased   a   French
        generic  pharmaceutical business for approximately  $26.0
        million in cash.

        -      In  June,  the Company issued $170.0  million
        initial   principal  amount  of  3%  Convertible   Senior
        Subordinated Notes due 2006.

        -     In June, the Company's IPD acquired the Isis Pharma
        Group, a German generic pharmaceutical business for approximately $153.0 million in cash.

        - In September, the Company's AHD acquired the business of the I.D. Russell Company, a privately held
        U.S.-based manufacturer of animal health products, for approximately $21.5 million in cash.

       - In September, the Company's AHD acquired the business of Southern Cross Biotech, an Australian animal health company, and a technology license for approximately  $14.0 million in cash.

       -  In  November,  the  Company sold 2.0  million  Class  A
       Common  shares  and  received  proceeds  of  approximately
       $62.4 million.

       -   In  November,  the  Company's  Aquatic  Animal  Health
       Division("AAHD")  purchased  Vetrepharm,  an  animal   and
       aquatic health distribution company in the United Kingdom for approximately $2.5 million.

1998

       -  In  March, the Company issued $192.8 million  of  5.75%
       Convertible Subordinated Notes due in 2005.

       -  In  May,  the Company's IPD purchased the  Cox  Generic
       Pharmaceutical business ("Cox") conducted primarily in the United Kingdom for approximately $198.0 million.

       - In November, the Company's IPD purchased a generic pharmaceutical product line in Germany for $13.3 million.

       - In November, the Company acquired pursuant to a tender offer approximately 93% of the outstanding warrants which were to have expired on January 3, 1999 with common stock with a market value of approximately $37.0 million. Subsequent to December 31, 1998 the majority of the remaining warrants were exercised for $4.4 million in cash.

       -  In  December,  the  Company's Fine  Chemicals  Division
       ("FCD") purchased a fine chemical manufacturing plant in Budapest, Hungary for $7.3 million.


1997
     - The Company raised $56.4 million by issuing Class B stock through a stock subscription ($20.4 million) and Class A stock through a rights offering ($36.0 million).

     - The AHD acquired the worldwide decoquinate ("Deccoxr") product and business from a major pharmaceutical company. The product is an anticocidial feed additive which provides AHD with its first major product in the cattle industry.

     - The FCD purchased a worldwide polymyxin business which complements its existing polymyxin business.

     - Both the USPD and the IPD completed partnership alliances and marketing agreements to broaden their product lines.


Results of Operations - 1999 vs. 1998

      Comparison  of year ended December 31, 1999 to  year  ended
December 31, 1998. (All earnings per share amounts are diluted.)

      For the year ended December 31, 1999 revenue was $742.2 million, an increase of $137.6 million (22.8%) compared to 1998. Operating income was $99.5 million, an increase of $34.5 million, compared to 1998. Net income was $39.6 million ($1.34 per share) compared to a net income of $24.2 million ($.92 per share) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced net income by $3.1 million ($.12 per share).

                       Acquisition Program

      All comparisons of 1999 results to 1998 are affected by the Company's acquisition program and the financing required to implement the program. (See chronological overview.) The 1999 acquisitions increased revenue by approximately $54.5 million, gross profit by approximately $33.5 million, operating expenses by approximately $25.9 million, and operating income by approximately $7.6 million. Estimated interest on the financings essentially offset the operating income. The Cox acquisition which was completed in May 1998 increased 1999 results both because of timing (i.e. full year versus 8 months in 1998) and significantly improved results in 1999 compared to the corresponding period in 1998. The change in 1999 versus 1998 due to timing resulted in increased revenue of $33.8 million and operating income of $8.1 million. (The operating income change includes the effect of the 1998 acquisition charges.) The Company estimates Cox operations in 1999 compared to the corresponding 8 months in 1998 increased revenues by $28.8 million and operating income by $19.2 million. The increase results primarily from higher pricing which resulted from conditions affecting the market which may not continue in 2000. (See Note 15 of "Notes to Consolidated Financial Statements" and "Legal Proceedings".)

                            Revenues

      Revenues increased in the Human Pharmaceuticals business by $136.4 million and were substantially the same in the Animal Pharmaceuticals business. Currency translation of international sales into U.S. Dollars was not a major factor in the increases or decreases of any business segment. On an overall basis, the Company estimates that revenues grew approximately 12% excluding the timing effect of acquisitions, the loss of sales to the WYNCO joint venture and the overall effect of currency translation.

      Changes in revenue and major components of change for each division in the year ended December 31, 1999 compared to December 31, 1998 are as follows:

     Revenues in IPD increased by $110.1 million due primarily to the acquisitions in 1998 and 1999 ($86.7 million aggregate increase due mainly to the Cox and Isis acquisitions). The introduction of new products and price increases which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Cox revenues grew in 1999 primarily due to higher pricing due in large part to conditions affecting the market which may not continue in 2000. USPD revenues increased $18.5 million due to volume increases in existing and new products offset partially by lower net pricing. Revenues in FCD increased by $7.8 million due mainly to volume increases in vancomycin, bacitracin and amphotericin. AHD revenues increased $2.9 million due to increased volume in the poultry and cattle markets and one quarter of revenues from I.D. Russell (acquired in September 1999) being partially offset by sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company. (i.e., WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were $2.9 million lower due to increased competition and an inability to supply certain products from the Bellevue, Washington facility.

                          Gross Profit

     On a consolidated basis, gross profit increased $91.0 million and the gross margin percent increased to 46.4% in 1999 compared to 41.9% in 1998. Gross profit in 1998 was reduced by a $1.3 million charge related to the acquisition of Cox (or .2%).

     A major portion of the dollar and percent increase in the Company's consolidated gross profits was recorded in IPD and results from the 1998 and 1999 acquisitions (particularly Cox and
Isis). Cox increased primarily due to higher pricing and the normal Isis gross profit percent is higher than the Company average. Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in USPD, AHD and FCD and sales of new products in IPD and USPD. Partially offsetting increases were volume decreases in certain IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

                       Operating Expenses

     Operating expenses increased $56.5 million and represented 33.0% of revenues in 1999 compared to 31.1% in 1998. A major portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, expenses related to the closing of the AAHD facility in Bellevue, Washington, and increases in compensation including severance related to management changes and incentive programs. Operating expenses in 1998 include a write-off of in-process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

                        Operating Income

      Operating  income  as reported in 1999 increased  by  $34.5 million. The Company believes the change in operating income can be approximated as follows:

($ in millions)      IPD   USPD    FCD    AHD   AAHD  Unalloc  Total
                                                         .

1998 Operating
 income              $8.0  11.1   17.5   37.8   3.6   (13.0)   $65.0
Acquisition
 charges - Cox        3.6   -      -      -     -      -        3.6
Acquisition
operating income     12.7   -      -       .5   -      -       13.2
Net margin
 improvement due
 to volume, new       21.5   9.7    8.0   10.6   (3.0)  -       45.9
 products and price
(Increase) in
  operating
expenses, net        (9.8)  (4.2)  (3.1)  (7.2)  (2.0) (2.6)   (28.9)
Translation and
 other              (.4)      -       .7     .6  (.2)    -        .7


1999 Operating      $35.6  16.6   23.1   42.3   (2.5)  (15.6)   $99.5
 income

                  Interest Expense/Other/Taxes

      Interest expense increased in 1999 by $13.6 million due primarily to financings related to the acquisition program.

     Other, net was $1.5 million income in 1999 compared to $.4 million expense in 1998. Other, net in 1999 includes patent litigation settlement income of $1.0 million, equity income from the WYNCO joint venture of $1.1 million and a net foreign exchange loss of $.1 million. 1998 included gains on property sales of $.7 million, a litigation settlement of $.7 million and a net foreign exchange loss of $.9 million.

     The provision for income taxes was 36.0% in 1999 compared to 37.9% in 1998. The 1998 rate includes a 1.7% rate increase due to the write-off of in-process R&D which is not tax benefited.

Results of Operations - 1998 vs. 1997

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

       Acquisition charges required by generally accepted accounting principles and recorded in the second quarter of 1998 included the write-up of inventory to fair value and related write-off on the sale of the inventory of $1.3 million, a write-off of in-process research and development ("R&D") of $2.1 million and severance of certain employees of the IPD of $0.2 million. Because in-process R&D is not tax benefited the one-time charges were $3.1 million after tax or $.12 per share.

                            Revenues

      Revenues increased $104.3 million in 1998 despite currency translation of international sales into U.S. dollars which reduced reported sales by over $20.0 million. Increases in revenues and major components of change for each division in 1998 compared to 1997 are as follows:

      Revenues in IPD increased by $59.0 million due to the Cox acquisition ($62.1 million), increased volume for existing and other new and other acquired products ($14.0 million) offset by translation of IPD sales in local currencies into the U.S. dollar ($17.1 million). Revenues in USPD increased $23.4 million due primarily to volume increases in existing and new products and revenue from licensing activities offset slightly by lower net pricing. FCD revenues increased $14.4 million due mainly to volume increases in vancomycin and polymyxin. AHD revenues increased $7.9 million due primarily to sales of the Deccox product line acquired in 1997. Aquatic Animal Health Division sales increased $3.7 million due principally to increased sales of AlphaMax, a treatment for salmon lice.
                          Gross Profit

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

                        Operating Income

      Operating  income  as reported in 1998 increased  by  $18.1 million. The Company believes the change in operating income can be approximated as follows:

($ in millions)      IPD   USPD    FCD    AHD   AAHD  Unalloc  Total
                                                         .

1997 Operating
 income             $11.0   4.1    9.4   32.0   2.8   (12.4)   $46.9
Acquisition
 charges - Cox              -      -      -     -      -
                    (3.6)                                      (3.6)
Cox operating        5.2    -      -      -     -      -        5.2
income
Net margin
 improvement due
  volume, new        5.9   10.5    7.7    9.8   3.0    -       36.9
  products and price
(Increase) in
 production and
 operating
expenses, net       (7.1)  (3.5)  (.1)   (4.1) (1.9)   (.6)   (17.3)
Translation and
 other              (3.4)    -     .5      .1   (.3)    -      (3.1)

1998 Operating       $8.0  11.1   17.5   37.8   3.6   (13.0)   $65.0
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


Management Actions

     In 1999, the Company announced the decision to close or sell its leased aquatic animal health plant in Bellevue, Washington and terminate all 21 employees. All significant production is being transferred to the AAHD production facility in Norway and therefore AAHD revenues are not expected to be significantly affected. At year end the Washington plant had ceased production and the fixed assets have been written down to their net realizable value. The result of the writedown of leasehold improvements and certain machinery and equipment and the severance of all employees is a total charge of approximately $2.2 million in 1999.

      While no specific actions are planned, the Company believes the dynamic nature of its business may present additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, similar management actions may be considered in the future and could be material to the results of operations in the quarter they are announced.

Inflation

      The effect of inflation on the Company's operations during 1999, 1998 and 1997 was not significant.

Liquidity and Capital Resources

      At December 31, 1999, stockholders' equity was $354.6 million compared to $267.3 million and $238.5 million at December 31, 1998, and 1997, respectively. The ratio of long-term debt to equity was 1.67:1, 1.61:1, and 0.94:1 at December 31, 1999, 1998
and 1997, respectively. The increase in stockholders' equity in 1999 primarily reflects net income in 1999 and the issuance of common stock in 1999 primarily resulting from the $62.4 million equity offering and the exercise of stock options less dividends and the currency translation adjustment. The increase in long-term debt from 1997 to 1999 was due primarily to the acquisitions in 1998 and 1999.

      Working capital at December 31, 1999 was $220.3 million compared to $165.0 million and $139.8 million at December 31, 1998 and 1997, respectively. The current ratio was 2.33:1 at December 31, 1999 compared to 1.97:1 and 2.04:1 at December 31, 1998 and 1997, respectively.

     Balance sheet captions at year end 1999 compared to 1998 are affected by the acquisition program which increased amounts and foreign exchange which reduced amounts reported in U.S. dollars. The 1999 acquisition program increased the following balance sheet captions: accounts receivable ($22.9 million), inventory
($8.7 million), property plant and equipment ($4.6 million), intangible assets ($213.5 million) and accounts payable ($36.7 million).

      Balance sheet captions decreased as of December 31, 1999 compared to December 1998 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone and British Pound, depreciated versus the U.S. Dollar in 1999 by approximately 5%, 16% and 3%, respectively. These decreases in balance sheet captions impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $5.5 million, inventories $5.3 million, accounts payable and accrued expenses $4.8 million, and total stockholder's equity $26.2 million. The $26.2 million decrease in stockholder's equity represents other comprehensive loss for the year and results from the strengthening of the U.S. Dollar in 1999 against all major functional currencies of the Company's foreign subsidiaries.

      The Cox acquisition in 1998 substantially increased the following balance sheet captions compared to 1997: accounts receivable ($17.7 million), inventory ($17.1 million), property, plant and equipment ($33.9 million), intangible assets ($160.0 million), and accounts payable and accrued expenses ($17.7 million).

      The Company presently has various capital expenditure programs under way and planned including the expansion of the FCD facility in Budapest, Hungary, and the IPD facility in the UK. In 1999, the Company's capital expenditures were $33.7 million, and in 2000 the Company plans to spend a greater amount than in 1999.

     In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD may provide up to $40 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12.0 million of the proceeds of the loans can be used only for general corporate purposes, with $28.0 million of proceeds reserved for approved projects and acquisitions intended to enhance the growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. The exact timing and/or ultimate amount of loans to be provided cannot be predicted. As of February 2000, $12.0 million has been advanced for general corporate purposes.

     Ascent has incurred operating losses since its inception. An important element of Ascent's business plan contemplated commercial introduction of two pediatric pharmaceutical products which require FDA approval. Ascent has received FDA approval in January 2000 for one product and the other product is subject to FDA action which has delayed its commercial introduction until mid-2000 or later. The delay in drug introduction resulted in Ascent forecasting that its accumulated losses would exceed the combined sum of its stockholders' equity and indebtedness subordinate to the Company's loans during the first half of 2000. In response to this forecast, the Company and Ascent have negotiated amendments to the original agreements providing for
(a) a change in the option period (from 2002 to 2003), (b) a change in the formula period for determining the price of the Company's purchase option from 2001 to 2002, (c) the granting of a security interest to the Company in the products or businesses purchased by Ascent with funds loaned by Alpharma and (d) the commitment of a major shareholder of Ascent to provide up to $10.0 million of additional financing to Ascent (in addition to the $4.0 million previously committed)subordinate to the Company's loan. The Company is required to recognize losses, up to the amount of its loans, to the extent Ascent has accumulated losses in excess of its stockholders' equity and the indebtedness subordinate to the Company's loans. The Company is further required to assess the general collectibility of its loans to Ascent and make any appropriate reserves. The additional financing results in Ascent continuing to have positive stockholders' equity and subordinated indebtedness assuming current operating forecasts are met.

     In September 1999, the Company acquired a technology license and option agreement for the Southern Cross animal health product, REPORCIN. The agreement requires the leasing or construction of additional production capacity and additional payments as additional regulatory approvals for the product are obtained in other markets. Total additional payments of approximately $65.0 million are required over the next 4-6 years (approximately $30 million of which is expected over the next 2 years) if all 13 possible country approvals are received.

     At December 31, 1999, the Company had $17.7 million in cash, short term lines of credit of $40.8 million and approximately $120.0 million available under its $300.0 million credit facility ("1999 Credit Facility"). The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs and firm commitments in 2000.

      A substantial portion of the Company's short-term and long-term debt is at variable interest rates. During 2000, the Company will consider entering into interest rate agreements to fix interest rates for all or a portion of its variable debt to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into "plain vanilla" agreements to fix interest rates for existing debt if it is deemed prudent.

     An important element of the Company's long term strategy is to pursue acquisitions that in general will broaden global reach and/or augment product portfolios. In this regard the Company is currently evaluating and, in some instances actively considering several possible acquisition candidates. Subsequent to December 31, 1999 the Company executed a non-binding letter of intent with respect to one such business. Filings were made and clearance received under the Hart-Scott-Rodino Anti-trust Improvements Act and the Company is currently negotiating definitive agreements and reviewing certain data, including recently received financial information. If consummated, this acquisition would be material to the operations and financial position of the Company and would require funding in addition to that presently available under the Company's banking arrangements. Such funding may include bridge financing, high yield notes, an expansion of current lines of credit and a sale of additional equity. Depending on the ultimate financing vehicle chosen the 1999 credit facility may be restructured or expanded and the consent of the lenders thereunder may be required. There can be no assurance that any transaction will be completed.

Year 2000

      The Company completed its program to address its potential Y2K issues prior to December 31, 1999 and experienced no disruption of operations from Y2K related problems on January 1, 2000 or during the first months of the new year. The costs directly associated with the Company's Y2K remediation efforts totaled approximately $2.4 million.

      Although all systems and equipment are Y2K compliant and no disruptions to Alpharma's operations have been experienced to date, the Company will continue to monitor its internal systems and equipment and third-party relationships for any Y2K related problems that might develop. We do not expect any problems to develop that would have a material effect on the Company's operations or results.


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

      At December 31, 1999 the Company had forward foreign exchange contracts with a notional amount of $29.3 million. The fair market value of such contracts is essentially the same as the notional amount. All contracts expire in the first three quarters of 2000. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency  transactions.  The  change  in  value  of  the  foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be approximately $1.2 million and generally would be offset by the change in value of the hedged receivable or payable.

      At December 31, 1999 the Company has no interest rate agreements outstanding. The Company is considering entering into interest rate agreements in 2000 to fix the interest rate on a portion of its long-term debt.

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

      On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB
101), "Revenue Recognition in Financial Statements" which summarizes some of the staff's interpretations of the application of generally accepted accounting standards to revenue recognition. The Company is currently evaluating the impact, if any, of SAB 101 on its results of operations.


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


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 2000, which Proxy Statement will be filed on or prior to April 15, 2000, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.


Item 11.  Executive Compensation

      The information to be set forth under the subcaption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 2000, which Proxy Statement will be filed on or prior to April 15, 2000, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management

      The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 25, 2000, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 2000.

      There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

      The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 25, 2000, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 2000.

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

      3.1C Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company effective July 22, 1999 was filed as Exhibit 3.1 to the Company's June 30, 1999 quarterly report on Form 10-Q/A and is incorporated by reference.

       3.2 Amended and Restated By-Laws of the Company, effective as of October 3, 1994, were filed as Exhibit 3.2 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      4.1 Reference is made to Article Fourth of the Amended and Restated Certificate of Incorporation of the Company which is referenced as Exhibit 3.1 to this Report.

      4.2     Registration Rights Agreement dated as of  June  2,
1999, by and among the Registrant and the initial purchases named therein, was filed as Exhibit 4.2 to the Company's Form 8-K dated as of June 17, 1999 and is incorporated by reference.

      10.1 $300,000,000 Credit Agreement among Alpharma U.S. Inc. as Borrower, Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated January 20, 1999, was filed as Exhibit 10.2 to the Company's 1998 Annual Report on Form 10K and is incorporated by reference.

      10.2 Purchase Agreement, dated as of March 25, 1998, by and among the Company, SBC Warburg Dillion Read Inc., CIBC Oppenheimer Corp. and Cowen Company was filed as Exhibit 1.1 of the Company's Form 8-K, dated as of March 30, 1998 and is incorporated by reference.

      10.3 Indenture, dated as of March 30, 1998, by and among the Company and First Union National Bank, as trustee, with respect to the 5 _% Convertible Subordinated Notes due 2005 was filed as Exhibit 4.1 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

     10.4 Note Purchase Agreement dated March 5, 1998 and Amendment No. 1 thereto dated March 25, 1998 by and between the Company and A.L. Industrier A.S. was filed as Exhibit 1.2 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

      10.5 Indenture dated as of June 2, 1999, by and between the Registrant and First Union National Bank, as trustee, with respect to the 3% Convertible Senior Subordinated Notes due 2006, was filed as Exhibit 4.1 to the Company's Form 8-K dated as of June 16, 1999 and is incorporated by reference.

      Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 1999 will be furnished to the Commission upon request.

      10.6 Parent Guaranty, made by the Company in favor of Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated January 20, 1999 was filed as Exhibit
10.7 to the Company's 1998 Annual Report on Form 10K and is incorporated by reference.

      10.7 Restructuring Agreement, dated as of May 16, 1994, between the Company and Apothekernes Laboratorium A.S (now known as A.L. Industrier AS) was filed as Exhibit A to the Definitive Proxy Statement dated August 22, 1994 and is incorporated herein by reference.

      10.8 Employment Agreement dated January 1, 1987, as amended December 12, 1989, between I. Roy Cohen and the Company and A.L. Laboratories, Inc. was filed as Exhibit 10.3 to the Company's 1989 Annual Report on Form 10-K and is incorporated herein by reference.




      10.9    The  Company's  1997  Incentive  Stock  Option  and
Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10Q/A and is incorporated by reference.

      10.10  Employment agreement dated July 30, 1991 between the
Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

      10.11   Employment agreement between the Company and Thomas
Anderson dated January 13, 1997 was filed as Exhibit 10.9 to the Company's 1996 Annual Report on Form 10-K and is incorporated by reference.

     10.12  Employment Agreement between the Company and Bruce I.
Andrews dated April 7, 1997 was filed as Exhibit 10.b to the Company's March 31, 1997 quarterly report on Form 10-Q and is incorporated by reference.

      10.13 Lease Agreement between A.L. Industrier AS, as landlord, and Alpharma AS, as tenant, dated October 3, 1994 was filed as Exhibit 10.10 to the Company's 1994 Annual Report on
Form 10-K and is incorporated by reference.

       10.14   Administrative  Services  Agreement  between  A.L.
Industrier AS and Alpharma AS dated October 3, 1994 was filed  as
Exhibit 10.11 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.15  Employment agreement dated July 1, 1999 between  the
Company and Einar W. Sissener is filed as an Exhibit to this Report.

      10.16 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Ingrid Wiik was filed as Exhibit
10.20 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.17 Employment contract dated October 5, 1989 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Thor Kristiansen was filed as
Exhibit 10.14 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.18 Employment contract dated October 2, 1991 between Apothekernes Laboratorium A.S (transferred to Alpharma Oslo per the combination transaction) and Knut Moksnes was filed as
Exhibit 10.15 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

      10.19   Stock  Subscription and  Purchase  Agreement  dated
February 10, 1997 between the Company and A.L. Industrier was filed as Exhibit 10 on Form 8-K filed on February 19, 1997 and is incorporated herein by reference.

      10.19a Amendment No. 1 to Stock Subscription and Purchase Agreement dated June 26, 1997, between the Company and A.L. Industrier AS was filed as an Exhibit to the Company's Form 8-K dated June 27, 1997 and is incorporated herein by reference.

     10.20  Employment Agreement dated March 13, 1998 between the
Company and Gert W. Munthe was filed as Exhibit 10a to the Company's March 31, 1998 Quarterly Report on Form 10-Q and is incorporated by reference.

      10.21   Resignation  Agreement  dated  September  24,  1999
between the Company and Gert Munthe was filed as Exhibit 10.1 to the Company's September 30, 1999 quarterly report on Form 10-Q and is incorporated by reference.

     10.22  Master Agreement dated as of February 16, 1999 by and among Ascent, USPD and the Company and was filed as Exhibit  99.1 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.22a Depositary Agreement dated as of February 16, 1999 by and among Ascent, USPD the Company and State Street Bank and
Trust Company was filed as Exhibit 99.2 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

      10.22b Loan Agreement dated as of February 16, 1999 by  and among  Ascent, USPD and the Company was filed as Exhibit 99.3  of
the   Company's  Form  8-K  dated  February  23,  1999   and   is
incorporated by reference.

      10.22c Guaranty Agreement dated as of February 16, 1999  by and  between Ascent and the Company was filed as Exhibit 99.4  of
the   Company's  Form  8-K  dated  February  23,  1999   and   is
incorporated by reference.

      10.22d  Registration Rights Agreement dated as of  February
16, 1999 by and between Ascent and USPD was filed as Exhibit 99.5 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.22e Subordination Agreement dated as of February 16, 1999 by and among Ascent, USPD and the purchasers named therein was filed as Exhibit 99.6 of the Company's Form 8-K dated February
23, 1999 and is incorporated by reference.

      10.22f Supplemental Agreement dated as of July 1, 1999 by and among Ascent, Alpharma USPD Inc. and the Company was filed as
Exhibit  10.2 to the Company's June 30, 1999 quarterly report  on
Form 10Q/A is incorporated by reference.

      10.22g Second Supplemental Agreement dated October 15, 1999 by and among Ascent Pediatrics Inc., Alpharma USPD Inc. and the Company was filed as Exhibit 10.1 to the Company's September 30, 1999 quarterly report on Form 10-Q and is incorporated by reference.

      10.23 Agreement for the sale and purchase of the issued share capital of Cox Investments Limited, dated April 30, 1998 between Hoechst AG, Alpharma (U.K.) Limited, and Alpharma Inc. was filed as Exhibit 2.1 of the Company's Form 8-K, dated as of May 7, 1998 and is incorporated by reference.

      10.24   Sale and purchase agreement between Schwarz  Pharma
AG, Alpharma GmbH & Co. KG and Alpharma Inc. dated June 18, 1999 was filed as Exhibit 2.1 of the Company's Form 8-K dated as of July 2, 1999, and is incorporated by reference.

      21      A list of the subsidiaries of the Registrant as  of
March 1, 2000 is filed as an Exhibit to this Report.

     23     Consent of PricewaterhouseCoopers L.L.P., Independent
Accountants, is filed as an Exhibit to this Report.

      27      Financial Data Schedule is filed as an  Exhibit  to
this Report.


Report on Form 8-K

      There were no reports on Form 8-K filed in the fourth quarter of 1999.

Undertakings

      For purposes of complying with the amendments to the rules governing Registration Statements under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 (No. 33-60495, effective July 13, 1990) and Form S-3 (File Nos. 333-57501, 333-86037, 333-86153 and 333-70229):

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

March 28, 2000                ALPHARMA INC.
                              Registrant


                              By:  /s/ Einar W. Sissener
                                  Einar W. Sissener
                                  Director and Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 28, 2000              /s/ Einar W. Sissener
                              Einar W. Sissener
                                   Director and Chairman of the Board



Date:       March 28, 2000              /s/ Ingrid Wiik
                                   Ingrid Wiik
                                   Director, President and
                                   Chief Executive Officer



Date:  March 28, 2000              /s/ Jeffrey E. Smith
                                   Jeffrey E. Smith
                                     Vice   President,   Finance   and
Chief Financial Officer
                                   (Principal accounting officer)




Date:  March 28, 2000              /s/ I. Roy Cohen
                                   I. Roy Cohen
                                   Director and Chairman of the
                                   Executive Committee




Date:  March 28, 2000              /s/ Thomas G. Gibian
                                   Thomas G. Gibian
                                   Director and Chairman of the
                                   Audit Committee



Date:  March 28, 2000              /s/ Glen E. Hess
                                   Glen E. Hess
                                   Director



Date:  March 28, 2000
                                   Peter G. Tombros
                                   Director and Chairman
                              of the Compensation Committee




Date:  March 28, 2000              /s/ Erik G. Tandberg
                                   Erik G. Tandberg
                                   Director



Date:       March 28, 2000              /s/ Oyvin Broymer
                                   Oyvin Broymer
                                   Director



Date:       March 28, 2000              /s/ Erik Hornnaess
                                   Erik Hornnaess
                                   Director



   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         ______________




                                                       Page

Consolidated Financial Statements:

  Report of Independent Accountants                         F-2

  Consolidated Balance Sheet at
     December 31, 1999 and 1998                        F-3

  Consolidated Statement of Income for
     the years ended December 31, 1999,
     1998 and 1997                                     F-4

  Consolidated Statement of Stockholders'
     Equity for the years ended
     December 31, 1999, 1998 and 1997                F-5 to F-6

  Consolidated Statement of Cash Flows
     for the years ended December 31, 1999,
     1998 and 1997                                   F-7 to F-8

  Notes to Consolidated Financial Statements         F-9 to F-44

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
               REPORT OF INDEPENDENT ACCOUNTANTS







To the Stockholders and
 Board of Directors of
 Alpharma Inc.:


In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 23, 2000

                 ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                                December 31,
                                            1999         1998
ASSETS
Current assets:
 Cash and cash equivalents            $   17,655      $ 14,414
 Accounts receivable, net                199,207       169,744
 Inventories                             155,338       138,318
 Prepaid expenses and other
  current assets                          13,923        13,008

     Total current assets                386,123       335,484

Property, plant and equipment, net       244,413       244,132
Intangible assets, net                   488,958       315,709
Other assets and deferred charges         45,023        13,611

       Total assets                   $1,164,517      $908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt    $    9,111      $ 12,053
 Short-term debt                           4,289        41,921
 Accounts payable                         51,621        41,083
 Accrued expenses                         83,660        64,596
 Accrued and deferred income taxes         17,175       10,784

     Total current liabilities           165,856       170,437

Long-term debt:
 Senior                                  225,110       236,184
 Convertible subordinated notes,
   including $67,850 to related party    366,674       192,850
Deferred income taxes                     35,065        31,846
Other non-current liabilities             17,208        10,340

Stockholders' equity:
 Preferred stock, $1 par value,
   no shares issued                          -             -
 Class A Common Stock, $.20
   par value, 20,390,269 and
   17,755,249 shares issued                4,078         3,551
 Class B Common Stock, $.20 par value,
  9,500,000 shares issued                  1,900         1,900
 Additional paid-in capital              297,780       219,306
 Accumulated other comprehensive loss   (34,109)       (7,943)
 Retained earnings                        91,139        56,649
 Treasury stock, at cost                 (6,184)       (6,184)

     Total stockholders' equity          354,604       267,279
  Total liabilities and
stockholders' equity                  $1,164,517      $908,936

         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)

                                      Years Ended December 31,
                                     1999     1998      1997

Total revenue                     $742,176  $604,584   $500,288

  Cost of sales                    397,890   351,324    289,235

Gross  profit                       344,286   253,260     211,053
Selling, general and
    administrative expenses        244,775   188,264    164,155
Operating income                    99,511    64,996     46,898
  Interest expense                (39,174)  (25,613)   (18,581)
  Other income (expense), net        1,450     (400)      (567)

Income before income taxes          61,787    38,983     27,750
     Provision for income taxes     22,236    14,772     10,342

Net income                        $ 39,551   $24,211   $ 17,408

Earnings per common share:
  Basic                             $ 1.43   $   .95  $    .77
  Diluted                           $ 1.34   $   .92  $    .76



         See notes to consolidated financial statements.

                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                  Accumulated
                                                     Other                             Total
                                      Additional  Comprehen-                          Stock-
                             Common    Paid-In    sive Income  Retained   Treasury    holders
                             Stock     Capital      (Loss)     Earnings    Stock      Equity
Balance, December 31, 1996  $4,408    $122,252    $10,491      $54,996   $(6,105)    $186,042
Comprehensive
income(loss):
Net income - 1997                                              17,408                 17,408
Currency translation
 adjustment                                       (18,866)                           (18,866)
 Total comprehensive loss                                                             (1,458)
Dividends declared
 ($.18 per common share)                                       (4,198)               (4,198)
Tax benefit realized from
 stock option plan                        228                                            228
Purchase of treasury stock                                                  (13)        (13)
Exercise of stock options
 (Class A) and other            14        794                                            808
Exercise of stock rights
 (Class A)                     440     35,538                                         35,978
Stock subscription by
 A.L. Industrier (Class B)     254     20,125                                         20,379
Employee stock purchase
 plan                            8        699                                            707
Balance, December 31, 1997  $5,124    $179,636    $(8,375)     $68,206   $(6,118)    $238,473
Comprehensive
income(loss):
Net income - 1998                                              24,211                 24,211
Currency translation
 adjustment                                           432                                432
 Total comprehensive
  income                                                                              24,643
Dividends declared
 ($.18 per common share)                                       (4,651)               (4,651)
Tax benefit realized from
 stock option plan                      1,415                                          1,415
Purchase of treasury stock                                                  (66)        (66)
Exercise of stock options
 (Class A) and other            68      5,687                                          5,755
Exercise of warrants            48      4,910                                          4,958
Stock subscription
 receivable for warrant
 exercises                    (47)    (4,869)                                        (4,916)
Stock issued in tender
 offer for warrants            246     30,871                  (31,117)                  --
Employee stock purchase
 plan                           12      1,656                                          1,668
Balance, December 31, 1998  $5,451    $219,306    $(7,943)     $56,649   $(6,184)    $267,279
Comprehensive income
(loss):
Net income - 1999                                              39,551                 39,551
Currency translation
 adjustment                                       (26,166)                           (26,166)
 Total comprehensive
  income                                                                              13,385
Dividends declared
 ($.18 per common share)                                       (5,061)               (5,061)
Tax benefit realized from
 stock option plan                      1,670                                          1,670
Exercise of stock options
 (Class A) and other            67      7,834                                          7,901
Exercise of warrants            48      4,873                                          4,921
Proceeds from equity
 offering                      400     61,999                                         62,399
Employee stock purchase
 plan                           12      2,098                                          2,110
Balance, December 31, 1999  $ 5,978   $297,780    $(34,109)    $ 91,139  $ (6,184)   $354,604
                       See notes to consolidated financial statements.

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)

                                                  Years     Ended
December 31,
                                             1999      1998       1997
Operating activities:
  Net income                              $39,551    $24,211    $17,408
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization            50,418     38,120     30,908
  Deferred income taxes                   (6,122)        493    (1,101)
  Other noncash items                       6,178      2,081        -
  Change in assets and liabilities, net
    of effects from business
    acquisitions:
      (Increase) in accounts receivable  (15,440)   (22,487)   (13,029)
      (Increase) decrease in inventory   (15,840)      3,212    (2,121)
    (Increase) decrease in prepaid
        expenses and other current assets 1,849 (686) (1,013) Increase(decrease) in accounts
        payable and accrued expenses          164      8,189    (4,782)
    Increase in accrued income taxes        7,981      3,641      4,077
      Other, net                            1,199      (119)        616
     Net cash provided by operating
       activities                          69,938     56,655     30,963

Investing activities:

  Capital expenditures                   (33,735)   (31,378)   (27,783)
  Purchase of businesses
     and intangibles, net of cash
     acquired                           (205,281)  (220,669)   (44,029)
  Loans to Ascent Pediatrics             (10,500)        -          -

      Net cash used in investing
        activities                      (249,516)  (252,047)   (71,812)

                     Continued on next page.
         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                         (In thousands)



                                                  Years     Ended
December 31,
                                             1999       1998      1997
Financing activities:

  Net advances (repayments)
    under lines of credit               $(38,616)    $ 2,542  $(19,389)
  Proceeds of senior long-term debt       317,000    187,522     27,506
  Reduction of senior long-term debt    (330,611)  (183,751)   (25,366)
  Dividends paid                          (5,061)    (4,651)    (4,198)
  Proceeds from sale of convertible
    subordinated notes                    170,000    192,850        -
  Proceeds from exercise of stock
    rights                                   -           -       56,357
  Payment for debt issuance costs         (8,796)    (4,175)        -
  Proceeds from equity offering, net       62,399        -          -
  Proceeds from employee stock option
    and stock purchase plan and other      11,681      8,772      1,729
   Proceeds  from  exercise of warrants     4,921         42        -
      Net cash provided by
        financing activities              182,917    199,151     36,639

Exchange rate changes:

  Effect of exchange rate changes
    on cash                               (1,936)        397    (1,606)
  Income tax effect of exchange rate
    changes on intercompany advances        1,838      (739)        869
      Net cash flows from exchange
       rate changes                          (98)      (342)      (737)
Increase (decrease) in cash and cash
  equivalents                               3,241      3,417    (4,947)
Cash and cash equivalents at
  beginning of year                        14,414     10,997     15,944
Cash and cash equivalents at
  end of year                             $17,655    $14,414    $10,997



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

      In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A.L. Industrier A.S ("A.L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 32.1% of the total outstanding common stock as of December 31, 1999. A.L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. (See Note 17.)

     The  Company is organized on a global basis within its Human
Pharmaceutical and Animal Pharmaceutical businesses into five decentralized divisions each of which has a president and operates in a distinct business and/or geographic area.

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

     Divisions in the Animal Pharmaceutical business include: the Animal Health Division ("AHD") and the Aquatic Animal Health Division ("AAHD"). The AHD's principal products are feed additive and other animal health products for animals raised for commercial food production (principally poultry, cattle and swine) in the U.S. and worldwide. The AAHD manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 21 for segment and geographic information.)


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

      Interest is capitalized as part of the acquisition cost  of major construction projects.  In 1999, 1998 and 1997, $325,  $744 and $407 of interest cost was capitalized, respectively.

      Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

          Buildings                 30-40 years
          Building improvements     10-30 years
          Machinery and equipment    2-20 years

Intangible assets:

      Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The Company continually reviews its intangible assets on a divisional basis to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value. The following table is net of accumulated amortization of $84,718 and $63,014 at December 31, 1999 and 1998, respectively.

                                   1999      1998     Life
Excess of cost of acquired
businesses over the fair value
of the net assets acquired       $382,132  $247,869   15 - 40

Technology, trademarks, NADAs
and   other                       106,826    67,840    6 - 20

                                 $488,958  $315,709

Foreign currency translation and transactions:

       The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 1999, 1998 and 1997 is net of $1,838, $(739), and
$869, respectively, representing the foreign tax effects associated with intercompany advances to foreign subsidiaries.

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

Revenue Recognition:

       Revenue  is  recognized  upon  shipment  of  products   to
customers. Provisions for rebates, returns and allowances and other price adjustments are estimated and deducted from gross revenues.

Reclassification:

     Certain prior year amounts have been reclassified to conform with current year presentation.

Income taxes:

      The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method.

       At December 31, 1999, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $67,600. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

Accounting for stock-based compensation:

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" by disclosing the pro forma effect of the fair value method of accounting for stock-based compensation plans. As allowed by SFAS 123 the Company has continued to account for stock options under Accounting Principle Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees."

Comprehensive income:

     SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments. Total comprehensive income
(loss) for the years ended 1999, 1998 and 1997 is included in the Statement of Stockholders' Equity.

Segment information:

      SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" requires segment information to be prepared using the "management" approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

Recent accounting pronouncements:

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

3.   Business and Product Line Acquisitions:

      The following acquisitions were accounted for under the purchase method and the accompanying financial statements reflect the fair values of the assets acquired and liabilities assumed and the results of operations from their respective acquisition dates. While certain of the 1999 purchase price allocations are preliminary, none are expected to change materially.

Vetrepharm:

     On November 15, 1999, the Company's AAHD acquired all of the capital stock of Vetrepharm Limited for a total cash purchase price of approximately $2,500 including direct costs of acquisition. Vetrepharm operates its aquatic animal health distribution business in the United Kingdom. The Company is amortizing the acquired goodwill (approximately $2,000) over 10 years using the straight line method.

Southern Cross:

      On September 23, 1999, the Company's AHD acquired the business of Southern Cross Biotech, Pty. Ltd. ("Southern Cross") and the exclusive worldwide license for REPORCIN for approximately $14,000 in cash, which includes a prepayment of royalties of approximately $2,900. Southern Cross is an Australian manufacturer and marketer of REPORCIN. REPORCIN is a product which is used to aid in the production of leaner swine. The purchase price included the rights to the countries in which REPORCIN has already received regulatory approval and the assets of Southern Cross. Under the terms of the license agreement additional cash payments will be made as regulatory approvals are obtained and licenses granted in other countries. Total additional payments will approximate $65,000 if all 13 possible country approvals are received over the next 4-6 years. The Company is amortizing the acquired intangibles and goodwill
(approximately $9,000) over 15 years using the straight-line method.

I.D. Russell:

      On  September  2,  1999,  the Company's  AHD  acquired  the business of I.D. Russell Company Laboratories ("IDR") for approximately $21,500 in cash. IDR is a US manufacturer of animal health products primarily soluble antibiotics and vitamins. The acquisition consisted of working capital, an FDA approved manufacturing facility in Colorado, product registrations, trademarks and 35 employees. The Company has preliminarily allocated the purchase price to the manufacturing facility and identified intangibles and goodwill (approximately $11,000) which will be generally amortized over 15 years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. The purchase agreement provides for up to $4,000 of additional purchase price if two product approvals currently pending are received in the next four years.


Isis:

      Effective June 15, 1999, the Company's IPD acquired all of the capital stock of Isis Pharma GmbH and its subsidiary, Isis Puren ("Isis") from Schwarz Pharma AG for a total cash purchase price of approximately $153,000, including estimated purchase price adjustments and direct costs of acquisition. Isis operates a generic and branded pharmaceutical business in Germany. The acquisition consisted of personnel (approximately 200 employees; 140 of whom are in the sales force) and product registrations and trademarks. No plant, property or manufacturing equipment were part of the acquisition. The Company is amortizing the acquired intangibles and goodwill based on lives which vary from 7 to 20 years (average approximately 16 years) using the straight-line method. Intangible assets and goodwill at December 31, 1999 was approximately $147,000. The allocation of purchase price of the net assets acquired was based on a valuation. The final purchase price adjustment will be agreed in 2000.

      The Company financed the $153,000 purchase price under its 1999 Credit Facility. On June 2, 1999, the Company repaid borrowings under the 1999 Credit Facility with a substantial portion of the proceeds from the issuance of 3% convertible senior subordinated notes due in 2006. ("06 notes" - See Note
10). Such repayment created the capacity under the 1999 Credit Facility to incur the borrowings used to finance the acquisition of Isis.

Jumer:

      On April 16, 1999, the Company's IPD acquired the generic pharmaceutical business Jumer Laboratories SARL and related companies of the Cherqui group ("Jumer") in Paris, France for approximately $26,000, which includes the assumption of debt which was repaid subsequent to closing. Based on product approvals received additional purchase price of approximately $3,000 may be paid in the next 3 years. The acquisition consisted of products, trademarks and registrations. The Company is amortizing the acquired intangibles and goodwill based on lives which vary from 16 to 25 years (average approximately 22 years) using the straight line method. Intangible assets and goodwill at December 31, 1999 was approximately $29,700.

Cox:

      On May 7, 1998, the Company's IPD acquired all of the capital stock of Cox Investments Ltd. and its wholly owned subsidiary, Arthur H. Cox and Co., Ltd. and all of the capital stock of certain related marketing subsidiaries ("Cox") from Hoechst AG for a total purchase price including the purchase price adjustment and direct costs of the acquisition of approximately $198,000. Cox's operations are included in IPD and are located primarily in the United Kingdom with distribution operations located in Scandinavia and the Netherlands. Cox is a generic pharmaceutical manufacturer and marketer of tablets, capsules, suppositories, liquids, ointments and creams. Cox distributes its products to pharmacy retailers and pharmaceutical wholesalers primarily in the United Kingdom. The Company is amortizing the acquired goodwill (approximately $160,000) over 35 years using the straight-line method.

     The Company financed the $198,000 purchase price and related debt repayments from borrowings under its long-term Revolving Credit Facility and short-term lines of credit which had been repaid in March 1998 with the proceeds of the convertible subordinated notes offering ("05 Notes"). The Revolving Credit Facility was replaced in January 1999 with a new credit facility which contains updated financial covenants. (See Note 10.)

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

     Inventory write-up    $1,300  (Included in cost of sales)
     In-process R&D         2,100  (Included in selling, general
     Severance of                   and administrative expenses)
     existing employees       200
                            3,600
        Tax benefit         (470)
                           $3,130  ($.12 per share)

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of all businesses discussed above
(except for Vetrepharm and Southern Cross) as if the companies had combined at the beginning of each period presented:

                             Pro forma
                            Year Ended
                           December 31,
                          1999      1998*

Revenue                 $789,900  $748,100
Net income              $34,400   $27,200
Basic EPS                 $1.24     $1.06
Diluted EPS               $1.20     $1.04

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

Other Acquisitions:

        In December 1998, the Company's FCD acquired SKW Biotech, a part of SKW Trostberg AG, in Budapest, Hungary. The purchase included an antibiotic fermentation and purification plant in Budapest on a 300,000 square foot site. SKW Biotech is included in the FCD and currently produces vancomycin. The cost of approximately $7,300 was allocated to property, plant and equipment.

        In November 1998, the Company's IPD acquired the Siga product line in Germany from Hexal AG. The branded product line, "Siga", is included in the IPD and consists of over 20 products. The acquisition consisted of product registrations and trademarks; no personnel or plants were part of the transaction. The cost of approximately $13,300 has been allocated to intangible assets and will be amortized over 15 years.

      In November 1997, the Company's FCD acquired the worldwide polymyxin business from Cultor Food Science. Polymyxin is an antibiotic mainly used in topical ointments and creams. The transaction included product technology, registrations, customer information and inventories. The Company's FCD manufactures polymyxin in its Copenhagen facility and has manufactured its additional polymyxin requirements at this facility. The cost was approximately $16,500 which included approximately $500 of inventory. The balance of the purchase price has been allocated to intangible assets and will generally be amortized over 15 years. The purchase agreement also provides for a contingent payment and future royalties in the event that certain sales levels are achieved of a product presently being developed by an independent pharmaceutical company utilizing polymyxin supplied by the Company.

      In September 1997, the Company's AHD acquired the worldwide decoquinate business from Rhone-Poulenc Animal Nutrition of France (RPAN). Decoquinate is an anticoccidial feed additive used primarily in beef cattle and calves. The transaction included all rights for decoquinate worldwide and the trademark Deccoxr that is registered in over 50 countries. The agreement also provides that RPAN will continue to manufacture decoquinate for the AHD under a long term supply contract. The cost was approximately $27,550, which included approximately $1,850 of inventory. The balance of the purchase price has been allocated to intangible assets and will generally be amortized over 15 years.

4.   Strategic Alliances:

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

      WYNCO is a regional distributor of animal health products and services primarily to integrated poultry and swine producers and independent dealers operating in the Central South West and Eastern regions of the U.S. WYNCO is the exclusive distributor for the Company's animal health products. Manufacturing and premixing operations at WJ remain part of the Company. Wade Jones Company was renamed Alpharma Animal Health Company in 1999.

Ascent Loan Agreement and Option:

      On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company may provide up to $40,000 in loans to Ascent to be
evidenced  by  7 1/2%  convertible  subordinated  notes  due   2005.
Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance the growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. As of December 31, 1999, the Company had advanced $10,500 to Ascent under the agreement. The advances to date are included in the balance sheet as "Other assets".

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

5.   Management Actions:

     In 1999, the Company announced the decision to close or sell its leased aquatic animal health plant in Bellevue, Washington and terminate all 21 employees. A severance charge of $575 was established in the third quarter of 1999 when the employees were notified. During 1999, $231 of the severance was paid and the balance to be paid in 2000 is $344. All significant production is being transferred to the AAHD production facility in Norway. At year end the Washington plant had ceased production and the fixed assets have been written down to their net realizable value of approximately $100. The result of the write down of leasehold improvements and certain machinery and equipment is a charge of approximately $1,600 in the fourth quarter of 1999.

      In 1996, the Company took a number of actions to strengthen
its   business.   The   actions  included  the   termination   of
approximately 450 employees.



      A  summary of the liabilities set up for severance in  1996 and included in accrued expenses is as follows:

                                1996 Actions
                                  1999      1998      1997

Balance, January 1,               $478    $3,407    $9,214

  Payments                       (390)    (3,007)   (5,980)
  Accruals                          -      -          652

  Translation and adjustments     (88)       78      (479)

Balance, December 31,             $ -     $  478    $3,407

6.   Earnings Per Share:

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:

     (Shares in thousands)        For the years ended
                                      December 31,
                               1999      1998       1997
     Average shares
      outstanding - basic     27,745    25,567     22,695
     Stock options               359       222         85
     Warrants                     -        490         -
     Convertible notes         6,744        -          -
     Average shares
      outstanding - diluted   34,848    26,279     22,780

     The amount of dilution attributable to the stock options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period.

      The  05  Notes  issued  in  March  1998,  convertible  into
6,744,481 shares of common stock at $28.59 per share, were outstanding at December 31, 1999 and 1998 and were included in the computation of diluted EPS using the if-converted method for the year ended December 31, 1999 and the three month periods ended September 30, and December 31, 1998. The if-converted method was antidilutive for the year ended December 31, 1998 and therefore the shares attributable to the 05 Notes were not included in the diluted EPS calculation.

       In addition, the 06 Notes issued in June 1999 and convertible into 5,294,301 shares of common stock at $32.11 per share, were included in the computation of diluted EPS for the three month periods ended September 30, and December 31, 1999. The if-converted method was antidilutive for the year ended December 31, 1999 and therefore the shares attributable to the subordinated debt were not included in the diluted EPS calculation.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes.

     A reconciliation of net income used for basic to diluted EPS is as follows:

                                    1999       1998       1997

Net income - basic                $39,551    $24,211   $17,408
Adjustments under the if-
  converted method, net of tax     7,245       -         -
Adjusted net income - diluted     $46,796    $24,211   $17,408


7.   Accounts Receivable, Net:

     Accounts receivable consist of the following:
                                             December 31,
                                          1999          1998

     Accounts receivable, trade       $197,453        $171,073
     Other                               7,918           4,941
                                       205,371         176,014
     Less, allowances for doubtful
      accounts                           6,164           6,270
                                      $199,207        $169,744

      The allowance for doubtful accounts for the three years ended December 31, consisted of the following:

                             1999          1998         1997

Balance at January 1,     $6,270          $5,205       $4,359
Provision for doubtful
     accounts                995           1,032        2,111
Reductions for accounts
 written off               (303)            (175)        (789)
Translation and other      (798)             208         (476)
Balance at December 31,   $6,164          $6,270       $5,205


8.   Inventories:

     Inventories consist of the following:

                                         December 31,
                                      1999          1998

     Finished product               $ 88,494      $ 78,080
     Work-in-process                  28,938        25,751
     Raw materials                    37,906        34,487
                                    $155,338      $138,318

      At  December 31, 1999 and 1998, approximately  $44,700  and
$41,900 of inventories, respectively, are valued on a LIFO basis.
LIFO inventory is approximately equal to FIFO in 1999 and 1998.

9.   Property, Plant and Equipment, Net:

       Property,  plant  and  equipment,  net,  consist  of   the
following:
                                           December 31,
                                       1999         1998

     Land                             $10,042    $ 10,603
     Buildings and building
       improvements                   120,688     120,357
     Machinery and equipment          271,372     259,988
     Construction in progress          15,993      20,199
                                      418,095     411,147
     Less, accumulated depreciation   173,682     167,015

                                     $244,413    $244,132

10.  Long-Term Debt:

Long-term debt consists of the following:

                                                 December 31,
                                               1999          1998
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility
   (7.3 - 8.1%)                            $180,000        $-
       Prior Revolving Credit Facility
       (6.6 - 7.0%)                           -           180,000
  A/S Eksportfinans                           -             7,200
  Industrial Development Revenue Bonds:
   Baltimore County, Maryland
     (7.25%)                                  3,930         4,565
     (6.875%)                                 1,200         1,200
   Lincoln County, NC (3.4% - 4.2%)           4,000         4,500
  Other, U.S.                                   172           504


 Denominated in Other Currencies:
       Mortgage notes payable (NOK)          38,521        42,224
  Bank and agency development loans           6,387         7,991
(NOK)
  Other, foreign                                11             53
 Total senior debt                          234,221       248,237

Subordinated debt:
    3% Convertible Senior Subordinated
       Notes due 2006 (6.875% yield),
       including interest accretion         173,824           -
 5.75% Convertible Subordinated Notes
      due 2005                              125,000        125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note      67,850         67,850

 Total subordinated debt                    366,674        192,850

  Total long-term debt                      600,895       441,087
  Less, current maturities                   9,111         12,053
                                           $591,784      $429,034


Senior debt:

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

      The 1999 Credit Facility provides for (i) a $100,000 six year Term Loan; and (ii) a revolving credit agreement of $200,000 which includes a $30,000 working capital facility and has an initial term of five years with two possible one year extensions. The 1999 Credit Facility has several financial covenants, including an interest coverage ratio, total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and equity to total asset ratio. Interest on the facility will be at the LIBOR rate with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. Margins can increase based on the ratio of equity to total assets.

      In December 1995, the Company's Danish subsidiary, A/S Dumex, borrowed $9,000 from A/S Eksportfinans to finance an expansion of its Vancomycin manufacturing facility in Copenhagen. The term of the loan was seven years. Interest for the loan was fixed at 6.59%. The loan was repaid in February 1999 from proceeds received under the 1999 Credit Facility.

      The Baltimore County Industrial Development Revenue Bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $8,200 collateralize this obligation.

      The Company has issued Industrial Development Revenue Bonds in connection with the expansion of the Lincolnton, North Carolina plant. The bonds require monthly interest payments at a floating rate approximating the current money market rate on tax exempt bonds and the payment by the Company of annual letter of credit, remarketing, trustee, and rating agency fees of 1.125%. The bonds require a yearly sinking fund redemption of $500 to August 2004 and $300 thereafter through August 2009. Plant and equipment with an approximate net book value of $4,900 serve as collateral for this loan.

      The  mortgage notes payable denominated in Norwegian Kroner
(NOK) include amounts issued in connection with the construction and subsequent expansion of a pharmaceutical facility in Lier, Norway. The mortgage is collateralized by this facility (net book value $40,800). The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 1999 and 1998 was 6.5% and 6.8%, respectively. The tranches are repayable in semiannual installments through 2021. Yearly amounts payable vary between $1,451 and $2,009.

      Mortgage notes payable also include amounts issued in 1997 ($5,356) to finance a production unit at an Aquatic Animal Health facility in Overhalla, Norway. The mortgage has a 12 year term and an interest rate of 4.9%, is repayable in 10 equal installments in years 2001 - 2009, and is collateralized by the net book value of the facility ($6,800).

      Alpharma Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Annual payments are $1,074 through 2003, $631 in 2004 and $186 through 2012. The weighted average interest rate of the loans at December 31, 1999 and 1998 was 6.8% and 7.4%, respectively.

Subordinated debt:

      In June 1999, the Company issued $170,000 principal amount of 3.0% Convertible Senior Subordinated Notes due 2006 (the "06 Notes"). The 06 Notes pay cash interest of 3% per annum, calculated on the initial principal amount of the Notes. The Notes will mature on June 1, 2006 at a price of 134.104% of the initial principal amount. The payment of the principal amount of the Notes at maturity (or earlier, if the Notes are redeemed by the Company prior to maturity), together with cash interest paid over the term of the Notes, will yield investors 6.875% per annum. The interest accrued but which will not be paid prior to maturity (3.875% per annum) is reflected as long-term debt in the accounts of the Company. The 06 Notes are redeemable by the Company after June 16, 2002.

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

     The net proceeds from the offering of approximately $164,000 were used to retire outstanding senior long-term debt principally outstanding under the 1999 Credit Facility. This created the capacity under the 1999 Credit Facility to finance the acquisition of Isis in the second quarter. (See Note 3.)

      In March 1998, the Company issued $125,000 of 5.75% Convertible Subordinated Notes (the "05 Notes") due 2005. The 05 Notes may be converted into common stock at $28.594 at any time prior to maturity, subject to adjustment under certain conditions. The Company may redeem the 05 Notes, in whole or in part, on or after April 6, 2001, at a premium plus accrued interest.

      Concurrently, A.L. Industrier, the controlling stockholder of the Company, purchased at par for cash $67,850 principal amount of a Convertible Subordinated Note (the "Industrier Note"). The Industrier Note has substantially identical adjustment terms and interest rate as the 05 Notes. The 05 Notes are convertible into Class A common stock. The Industrier Note is automatically convertible into Class B common stock if at least 75% of the Class A notes are converted into common stock.

     The net proceeds from the combined offering of $189,100 were used initially to retire outstanding senior long-term debt. The Revolving Credit Facility was used in the second quarter of 1998, along with an amount of short term debt, to finance the acquisition of Cox Pharmaceuticals. (See Note 3.)

      Maturities of long-term debt during each of the next five years and thereafter as of December 31, 1999 are as follows:

          2000                  $ 9,111
          2001                   19,363
          2002                   19,359
          2003                   19,418
          2004                   99,035
          Thereafter            434,609
                               $600,895

11.  Short-Term Debt:

     Short-term debt consists of the following:
                                  December 31,
                                1999      1998

               Domestic       $1,000    $17,275
               Foreign         3,289     24,646
                              $4,289    $41,921

       At December 31, 1999, the Company and its domestic subsidiaries have available short term bank lines of credit totaling $1,000 and a $30,000 working capital line included in its 1999 Credit Facility. Borrowings under the lines are made for periods generally less than three months and bear interest from 8.00% to 8.50% at December 31, 1999. At December 31, 1999, the
amount of the unused lines totaled $30,000. (See Note 10.)

      At December 31, 1999, the Company's foreign subsidiaries have available lines of credit with various banks totaling $44,100 ($42,600 in Europe and $1,500 in the Far East). Drawings under these lines are made for periods generally less than three months and bear interest at December 31, 1999 at rates ranging from 3.75% to 15.50%. At December 31, 1999, the amount of the unused lines totaled $40,800 ($39,300 in Europe and $1,500 in the Far East).

     The weighted average interest rate on short-term debt during
the   years  1999,  1998  and  1997  was  6.4%,  6.4%  and  5.9%, respectively.

12.  Income Taxes:

     Domestic and foreign income before income taxes was $30,031, and $31,756, respectively in 1999, $28,296 and $10,687, respectively in 1998, and $14,267 and $13,483, respectively in 1997. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:

                                    Years  Ended December 31,
                                      1999     1998      1997
          Current:
           Federal                   $8,752    $8,373      $5,164
           Foreign                   18,360     4,224       5,184
           State                      1,246     1,682       1,095
                                     28,358    14,279      11,443
          Deferred:
            Federal                 (1,508)    (351)       439
            Foreign                 (3,963)      930   (1,295)
            State                    ( 651)     (86)     (245)
                                    (6,122)      493   (1,101)
             Provision for
               income taxes         $22,236  $14,772   $10,342

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:

                                    Years Ended December 31,
                                    1999      1998      1997

Statutory U.S. federal rate         35.0%     35.0%     35.0%
State income tax, net of federal
  tax benefit                        0.5%      2.6%      2.0%
Lower taxes on foreign
    earnings,   net                 (5.2%)    (5.2%)    (4.4%)
Tax credits                         (1.1%)    (1.2%)       -
Non-deductible costs, principally
  amortization of intangibles
  related to acquired companies      5.5%      5.6%      4.9%
Non-deductible in-process R&D         -        1.7%       -
Other        ,    net                1.3%     (0.6%)     (0.2%)
   Effective rate                   36.0%     37.9%     37.3%

      Deferred  tax  liabilities (assets) are  comprised  of  the following:
                                                 Year Ended
                                                December 31,
                                               1999     1998

Accelerated depreciation and amortization
    for   income  tax  purposes              $22,047   $23,956
Excess of book basis of acquired assets
  over tax bases                              18,124    11,488
Differences between inventory valuation
  methods used for book and tax purposes       2,888     2,219
Other                                            824       623
  Gross deferred tax liabilities              43,883    38,286

Accrued liabilities and other reserves        (5,121)   (4,418)
Pension liabilities                           (1,766)   (1,496)
Loss carryforwards                            (3,846)   (1,890)
Deferred    income                              (815)     (581)
Other                                         (2,502)   (1,792)
  Gross deferred tax assets                  (14,050)  (10,177)

Deferred tax assets valuation allowance        1,116     1,890

     Net deferred tax liabilities            $30,949   $29,999

     As of December 31, 1999, the Company has state loss carryforwards in one state of approximately $15,000, which are available to offset future taxable income and expire between 2007 and 2014. The Company has recognized a deferred tax asset relating to these state loss carryforwards, and believes that it is more likely than not that these carryforwards will be available to reduce future state income tax liabilities. The Company also has foreign loss carryforwards in six countries as of December 31, 1999, of approximately $13,000, which are available to offset future taxable income, and have carryforward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these foreign loss carryforwards. Based on analysis of current information, which indicated that it is not likely that some of these foreign losses will be realized, a valuation allowance has been established for a portion of these foreign loss carryforwards.


13.  Pension Plans and Postretirement Benefits:

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

      The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired employees are required to contribute for coverage as if they were active employees.

      The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 1999, 1998 and 1997 expense was 6.75%, 7.25%, and 7.75%, respectively. The health care cost trend rate was 6.5% declining to 5.0% over a ten year period, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.

                                                  Postretirement
                               Pension Benefits   Benefits
Change in benefit obligation     1999     1998     1999     1998
Benefit obligation at
  beginning of year            $16,627  $13,973   $2,633   $3,011
Service cost                    1,610   1,235        97    85
Interest cost                   1,211   1,035       172    167
Plan participants'
  contributions                   -     -            24    23
Amendments                        -     32          -      (533)
Actuarial (gain) loss          (3,924)  882       (454)    70
Benefits paid                    (633)    (530)    (201)    (190)
Benefit obligation at end of
  year                         14,891   16,627     2,271   2,633

    Change in plan assets
Fair value of plan assets at
  beginning of year            17,618   12,897      -      -
Actual return on plan assets    3,365   4,051       -      -
Employer contribution              13   1,200       -      -
Benefits paid                    (633)   (530)      -        -
Fair value of plan assets at
  end of year                  20,363   17,618      -        -

Funded status                   5,472   991       (2,271) (2,633)

Unrecognized net actuarial
  (gain)loss                   (5,812)  (144)       261    744
Unrecognized net transition
  obligation                      125   155         239    258
Unrecognized prior service
  cost                           (743)   (823)      -        -
Prepaid (accrued) benefit      $ (958)  $  179   $(1,771) $(1,631)
cost


                                                  Postretirement
                               Pension Benefits   Benefits
                                 1999     1998     1999     1998
Weighted-average assumptions
  as of December 31
Discount rate                  8.00%    6.75%     8.00%    6.75%
Expected   return   on   plan  9.25%    9.25%      N/A     N/A
assets
Rate of compensation increase  4.50%    4.00%      N/A     N/A


                                               Postretirement
                      Pension Benefits         Benefits
                       1999    1998    1997    1999   1998    1997
Components of net
 periodic benefit
cost
Service cost          $1,610  $1,235  $1,192    $97     $92     $85
Interest cost         1,211    1,035  1,035      172    204     167
Expected return on
 plan assets          (1,621) (1,274) (1,056)     -      -       -
Net amortization of
 transition              30       30      30       18     18     54
obligation
Amortization of
prior service cost      (81)     (81)    (82)      -       -      -
Recognized net
 actuarial               -       (2)     28      29       21     15
(gain)loss
Net periodic benefit
 cost                 $1,149   $943    $1,147   $316    $291   $ 365



       The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $182, $55 and $0 respectively as of December 31, 1999 and $288, $177 and $0 as of December 31, 1998.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 15%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $1,200 in 1999, 1998 and 1997.

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

                                    1999         1998
Change in benefit obligation:
Benefit obligation at
  beginning of year               $43,634      $20,230
Service cost                        2,936      2,003
Interest cost                       2,452      1,763
Amendments                          3,613      -
Plan participants' contribution       347      234
Actuarial (gain)/loss             (1,673)      3,859
Acquisition                         1,049      16,787
Benefits paid                     (1,159)      (622)
Translation adjustment            (2,005)        (620)
Benefit obligation at end
  of year                          49,194      43,634


Change in plan assets:
Fair value of plan assets at
  beginning of year                29,062      11,832
Actual return on plan assets        2,507      1,818
Acquisition                           -        14,700
Employer contribution               1,504      1,347
Plan participants' contributions      347      234
Benefits paid                     (1,041)      (548)
Translation adjustment            (1,184)        (321)
Fair value of plan assets at
  end of year                      31,195      29,062

Funded status                    (17,999)      (14,572)
Unrecognized net actuarial
  loss                              6,085      8,500
Unrecognized transitional
  obligation                          411      448
Unrecognized prior service
  cost                              4,075      777
Additional minimum liability      (2,970)        (452)
 Prepaid (accrued) benefit cost  $(10,398)     $(5,299)

                                   1999       1998
Weighted-average assumptions:
Discount rate                     6.4%        6.4%
Expected return on plan assets    7.3%        7.3%
Rate of compensation increase     4.2%        4.5%


                                  1999      1998      1997
Components of net periodic
benefit cost:
Service cost                    $2,936     $2,003    $1,264
Interest cost                    2,452      1,763     1,142
Expected return on plan assets  (1,951)    (1,478)   (793)
Amortization of transition
 obligation                          4        35        102
Amortization of prior service
 cost                              173        101       107
Recognized net actuarial
 loss                              260         40       -

Net periodic benefit cost       $3,874     $2,464    $1,822

      The Company's Danish subsidiary, Dumex, has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,200, $2,059 and $2,204 in 1999, 1998 and 1997, respectively.

14.  Transactions with A. L. Industrier:

                                  Years Ended December 31,
                                   1999      1998     1997

Sales to and commissions received
  from A.L. Industrier           $2,306    $2,722    $3,107

Compensation received for
  management services rendered to
  A.L. Industrier                $  385    $  397    $  424

Inventory purchased from and
  commissions paid to A.L.
  Industrier                     $   30    $   32    $   34

Interest incurred on
 Industrier Note                 $3,901    $2,937    $  -

      In March 1998, A.L. Industrier purchased a convertible subordinated note issued by the Company in the amount of $67,850. (See Note 10.) As of December 31, 1999 and 1998 there was a net current payable of $136 and $98, respectively, to A.L. Industrier.

      In 1997 A.L. Industrier purchased Class B common stock from the Company. (See Note 17.)

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

15.  Contingent Liabilities, Litigation and Commitments:

      The United Kingdom Office of Fair Trading ("OFT") is conducting an investigation into the pricing and supply of medicine by the generic industry in the United Kingdom. As part of this investigation, Cox received in February 2000 a request for information from the OFT. The request states that the OFT is particularly concerned about the sustained rise in the list price of a range of generic pharmaceuticals over the course of 1999 and is considering this matter under competition legislation. In December 1999 Cox received a request for information from the Oxford Economic Research Association ("OXERA"), an economic research company which has been commissioned by the United Kingdom Department of Health to carry out a study of the generic drug industry. The requests related to certain specified drugs and the Company has responded to both requests for information. The Company is unable to predict what impact the OFT investigation or OXERA study will have on the operations of Cox and the pricing of generic pharmaceuticals in the United Kingdom.

      The  Company  was  originally  named  as  one  of  multiple defendants in 62 lawsuits alleging personal injuries and six class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The Company has been dismissed in all the class actions and the plaintiffs in 52 of the lawsuits have agreed to dismiss the Company without prejudice. Based on an evaluation of the circumstances as now known, including but not solely limited to, 1) the fact that the Company did not manufacture phentermine, 2) it had a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

     Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. While initial efforts to reverse the ban in court were unsuccessful, the Company is continuing to pursue initiatives based on scientific evidence available for the product, to limit the effects of this ban. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, an expansion of the ban to additional countries where the Company has material sales of bacitracin based products could be material to the financial condition and results of operations of the Company.

      The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

      In connection with a 1991 product line acquisition and the Decoquinate business purchased in 1997, the Company entered into manufacturing agreements which require the Company to purchase yearly minimum quantities of product on a cost-plus basis. If the minimum quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. The Company has purchased required minimums which amounted to approximately $19,500 in 1999. In the case of the Decoquinate agreement there are contingent payments which may be required of either party upon early termination of the agreement depending on the circumstances of the termination. The Company considers the possibility of early termination of the agreement to be remote.

      In 1999, the Company made three acquisitions which may require contingent payments in future years. The potential amounts are described in note 3.

16. Leases:

      Rental expense under operating leases for 1999, 1998 and 1997 was $6,827, $6,665 and $5,825, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

     Year Ending December 31,

                    2000          $ 6,274
                    2001            5,667
                    2002            4,710
                    2003            3,488
                    2004            2,998
                    Thereafter      5,972
                                  $29,109

17.  Stockholders' Equity:

      The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 1999) are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

      The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 50,000,000; and the number of authorized shares of Class B
Common Stock is 15,000,000.

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

      At December 31, 1998 the holders of 223,211 untendered warrants gave irrevocable notice of their intention to exercise their warrants by paying $20.69 per share. The subscription amount for the exercised but unpaid for warrants are shown in stockholders' equity at December 31, 1998 with the subscribed amount ($4,916) deducted. The subscription proceeds were received in January 1999 and included in stockholders' equity. Less than 1% of the original warrant issue was untendered or unexercised.

     In November 1999, the Company sold 2,000,000 shares of Class
A Common Stock to an investment banker and received proceeds of $62,399.

A summary of activity in common and treasury stock follows:

Class A Common Stock Issued
                              1999          1998          1997

 Balance, January 1,      17,755,249    16,118,606    13,813,516
Exercise of stock options
 and other                336,826       339,860           63,300
Exercise of stock rights  -             -              2,201,837
Exercise of warrants, net 237,809       2,124               -
Stock issued in tender
 offer for warrants       -             1,230,448           -
Stock issued in equity
offering                  2,000,000     -                   -
Employee stock purchase
 plan                         60,385        64,211        39,953
 Balance, December 31,    20,390,269    17,755,249    16,118,606

Class B Common Stock Issued
                              1999          1998          1997

 Balance, January 1,      9,500,000     9,500,000      8,226,562
Stock subscription by
 A.L. Industrier                -             -        1,273,438
 Balance, December 31,    9,500,000     9,500,000      9,500,000

Treasury Stock (Class A)
                                            1998          1997

 Balance, January 1,      277,334       275,382          274,786
Purchases                        -        1,952              596
  Balance, December 31,   277,334       277,334          275,382


18.  Derivatives and Fair Value of Financial Instruments:

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

      At December 31, 1999 and 1998, the Company's had foreign currency contracts outstanding with a notional amount of approximately $29,300 and $17,300, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2000 and the unrealized gains and losses are not material.

      In 1997 and 1998, the Company had two interest rate swap agreements with two members of the consortium of banks which were parties to the Revolving Credit Facility to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The swap agreements fixed the interest rate at 5.655% plus 1.25% for a portion of the revolving credit facility ($54,600) through October 1998. (See Note 10.)

      Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

      The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the Convertible Subordinated Notes issued in 1998 and 1999 approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The estimated fair value based on the bid price of the Convertible Subordinated Notes at December 31, 1999 and 1998 was as follows:

$ in thousands                1999                  1998
                      Carrying     Fair     Carrying     Fair
                       Amount    Value      Amount     Value

5.75% Convertible
Subordinated Notes
due 2005              $192,850   $228,045   $192,850   $264,928

3% Convertible
Senior Subordinated
Notes due 2006        $173,824   $183,813       --         --


19.  Stock Options and Employee Stock Purchase Plan:

       Under the Company's 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. The maximum number of Class A shares available for grant under the Plan is 4,500,000. In addition, the Company has a Non-Employee Director Option Plan (the "Director Plan") which provides for the issue of up to 150,000 shares of Class A Common stock. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 1999 are options to purchase 30,300 shares with cash appreciation rights, 8,151 of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 1999 and 1998, options for 1,099,423 and 1,663,799 shares, respectively, were available for future grant.

The table below summarizes the activity of the Plan:

                                   Weighted              Weighted
                        Options    Average               Average
                          Out-     Exercise   Options    Exercise
                        standing    Price   Exercisabl    Price
                                                 e


Balance at
 December 31, 1996      838,338    $17.30    444,982     $16.42
  Granted in 1997(1)    643,075    $16.65
  Canceled in 1997     (107,347)   $17.76
  Exercised in 1997    (63,100)    $12.22

Balance at
 December 31, 1997     1,310,966   $17.20    462,765     $17.29
  Granted in 1998(2)    989,500    $25.14
  Canceled in 1998     (80,972)    $18.34
  Exercised in 1998    (344,160)   $17.01

Balance at
 December 31, 1998     1,875,334   $21.38    854,514     $23.09
  Granted in 1999(3)    754,000    $39.19
  Canceled in 1999     (189,624)   $28.37
  Exercised in 1999    (332,976)   $23.57
Balance at
 December 31, 1999     2,106,734   $26.77    721,379     $24.57


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

(3) Included in options outstanding at December 31, 1999 were 66,000 options granted in 1999 with exercise prices in excess of the fair market value of Class A stock on the date of grant. The weighted average exercise price of these options is $53.98. The weighted average exercise price of the remaining 688,000 options granted in 1999 is $37.76.

      The Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net income would have been reduced to the pro forma amounts for the years ended December 31, 1999, 1998 and 1997 as indicated below:

                                    1999       1998       1997
Net income:
  As reported                     $39,551     $24,211   $17,408
  Pro forma                       $36,896     $22,427   $16,328

Basic earnings per share:
  As reported                      $1.43      $ .95     $ .77
  Pro forma                        $1.33      $ .88     $ .72

Diluted earnings per share:
  As reported                      $1.34      $ .92     $ .76
  Pro forma                        $1.27      $ .85     $.72

      The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                      1999      1998     1997

     Expected life (years)              1-5     1-5       4-5
     Expected future dividend
          yield (average)              .50%      .81%    1.25%
     Expected volatility              0.40      0.35     0.40

      The risk-free interest rates for 1999, 1998 and 1997 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 1999, 1998 and 1997 amounted to 5.1%, 5.6% and 6.4%, respectively. The weighted average fair value of options granted during the years ended December 31, 1999, 1998, and 1997 with exercise prices equal to fair market value on the date of grant was $14.19, $8.36 and $5.53, respectively. The weighted average fair value of options granted during the years ended December 31, 1999, 1998 and 1997 with exercise prices in excess of fair market value at the date of grant was $.57, $1.26 and $3.27, respectively.

      The following table summarizes information about stock options outstanding at December 31, 1999:

                    OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                   Weight-                Weight-
                                      ed                    ed
                 Number   Weighted Average                Average
                Outstand- Average   Exer-      Number      Exer-
   Range of      ing at   Remain-    cise   Exercisable    cise
   Exercise     12/31/99  ing Life  Price   at 12/31/99    Price
    Prices

$13.50-$22.13  1,085,834   4.1    $18.95     425,424     $18.62
$22.20-$39.69    954,900    3.9    $33.79     273,954     $31.45
$53.98-$53.98     66,000    2.2    $53.98      22,001     $53.98

$13.50-$53.98  2,106,734    3.9    $26.77     721,379     $24.57


      The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 25% of the employee's contribution. As of the second quarter of 1998 the Company increased the match to 50% of the employee contributions. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $700, $513 and $137 in 1999, 1998 and 1997, respectively.


20.  Supplemental Data:

Other assets and deferred charges at December 31 include:
                                           1999          1998

Deferred loan costs, net of
amortization                            $11,037      $  3,831
Loans to Ascent                          10,500          -
Equity investment in Wynco,
net of distributions                      3,939          -
Other                                    19,547         9,780
                                        $45,023       $13,611



                                       Years Ended December 31,
                                     1999      1998      1997
Research and development
 expense                         $40,168     $36,034*   $32,068
Depreciation    expense          $25,633     $22,941    $21,591
Amortization  expense            $24,785     $15,179    $ 9,317
Interest cost incurred           $39,499     $26,357    $18,988

Other income (expense), net:
      Interest income            $ 1,538     $   757    $   519
     Foreign exchange
       losses, net                  (134)       (895)      (726)
     Amortization of debt costs   (1,643)     (1,240)      (397)
     Litigation/insurance
      settlements                  1,000         670         -
     Income from joint venture
      carried at equity            1,131          -          -
       Other,   net                 (442)        308         37
                                 $ 1,450     $  (400)   $  (567)


* Includes write-off of purchased in-process R&D related to Cox acquisition. (See Note 3.)

Supplemental cash flow information:

                                     1999      1998      1997
   Cash paid for interest
    (net of amount capitalized)    $32,284   $25,078   $19,193
   Cash paid for income taxes (net
     of refunds)                   $11,766   $10,175   $   221

   Other noncash operating
     activities:

   Interest accretion on
     convertible notes             $3,824   $   -     $   -
   Undistributed earnings
     of equity subsidiary             762       -      -
   Write down of AAHD
     facility assets (see Note 5)   1,592       -         -
   Purchased in-process research
     and development                    -     2,081       -
                                   $6,178    $2,081    $  -

   Other noncash investing
     activities:

   Fair value of assets acquired $262,044  $255,121   $44,029
   Liabilities                     50,704    33,950       -
   Cash paid                      211,340   221,171    44,029
   Less cash acquired                6,059      502       -

   Net cash paid                 $205,281  $220,669   $44,029

21.   Information  Concerning Business  Segments  and  Geographic
Operations:

      In 1998 the Company adopted SFAS 131. The Company's reportable segments are the five decentralized divisions described in Note 1, (i.e. IPD, FCD, USPD, AHD, and AAHD). Each division has a president and operates in a distinct business and/or geographic area. Segment data for 1997 has been restated to present the required information.

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

                                                     Depre-
                                                     ciation
                                         Identi-     and       Captial
                    Total     Operating  fiable      Amorti-   Expendi-
                    Revenue   Income     Assets      zation    tures
1999
Business segments:
 IPD                $303,253  $35,562     $579,005   $22,750   $14,233
 USPD                197,301   16,562      201,198     7,618     7,433
 FCD                  60,806   23,131       72,535     5,904     5,367
 AHD                 169,194   42,272      204,188     8,853     4,184
 AAHD                 16,051  (2,464)(a)    20,593     1,071       593
 Unallocated            -     (15,274)      86,998     4,222     1,925
 Eliminations        (4,429)    (278)        -          -          -
                    $742,176  $99,511    $1,164,517  $50,418   $33,735
1998
Business segments:
 IPD                $193,106  $ 7,971(b)  $379,217   $11,460   $14,913
 USPD                178,785   11,061      209,243     8,063     6,807
 FCD                  53,048   17,526       85,409     5,301     3,643
 AHD                 166,343   37,800      151,000     8,578     2,864
 AAHD                 18,963    3,623       19,850     1,044       815
 Unallocated            -     (12,695)      64,217     3,674     2,336
 Eliminations        (5,661)    (290)       -           -         -
                    $604,584  $64,996     $908,936   $38,120   $31,378

1997
Business segments:
 IPD                $134,075  $10,975     $134,679   $ 6,525   $16,430
 USPD                155,381    4,057      211,096     8,355     4,703
 FCD                  38,664    9,442       74,672     4,634     1,621
 AHD                 158,428   32,023      139,367     7,279     3,028
 AAHD                 15,283    2,764       19,494     1,110       151
 Unallocated            -     (12,225)      52,558     3,005     1,850
 Eliminations        (1,543)     (138)      -           -         -
                    $500,288  $46,898     $631,866   $30,908   $27,783

 (a)1999 AAHD includes management actions - See Note 5.
 (b)1998 IPD operating income includes one-time charges ($3,600) related to the acquisition of Cox Pharmaceuticals.

Geographic Information
                                                    Long-lived
                          Revenues             Identifiable Assets
                  1999      1998     1997    1999     1998      1997

United States   $363,487  $338,487 $294,772 $210,886 $196,745 $205,188
Norway           79,984     86,019   91,760   80,596  85,719    86,384
Denmark          45,909     52,565   53,624   58,811  57,144    55,795
United Kingdom  124,282     73,258    8,961  190,733 196,669       -
Germany          52,646     11,690    7,790  148,696  394       398
Other foreign
 (primarily
 Europe)         75,868     42,565   43,381    43,649 23,170     1,611
                $742,176  $604,584  $500,288 $733,371 $559,841 $349,376


22.Selected Quarterly Financial Data (unaudited):

                                     Quarter
                                                                   Total
                    First      Second       Third       Fourth      Year
1999
Total revenue     $156,759  $163,839     $203,131     $218,447    $742,176

Gross profit      $68,392   $73,811      $94,293      $107,790    $344,286

Net income         $7,436    $7,772      $11,263      $13,080     $39,551
                                         (b)          (b)

Earnings per
  common share:

 Basic(a)            $.27      $.28         $.41         $.46       $1.43
 Diluted             $.27      $.28         $.38         $.41       $1.34

1998
Total revenue     $126,562  $139,513     $164,337     $174,172    $604,584

Gross profit       $53,417   $59,162      $66,695     $73,986     $253,260

Net income        $5,402      $2,305(c)    $7,551      $8,953     $24,211


Earnings per
common share:

 Basic(a)             $.21     $.09          $.30        $.34       $.95
 Diluted(d)           $.21     $.09          $.28        $.32       $.92


(a) The sum of the basic earnings per share for the four quarters does not equal the total for the year due to rounding for 1999 and 1998.

(b) The third and fourth quarters of 1999 include charges of $575 and $1,600 pre tax, respectively, related to the closing of the Company's AAHD facility. (See Note 5.)

(c) The second quarter of 1998 results include non-recurring charges of $3,600 pre-tax ($3,130 after tax) or $.12 per share related to the acquisition of Cox Pharmaceuticals. (See
    Note 3.)

(d) The sum of the diluted earnings per share for the four quarters in 1998 does not equal the total for the year due to higher dilution in the third and fourth quarter calculations from the effect of the convertible debt using the if-converted method. The convertible debt was anti-dilutive for the year and therefore not included in the full year calculation.


23.  Subsequent Event - Possible Acquisition

    The Company has executed a non-binding letter of intent with respect to a business which, if purchased, would be material to the operations and financial position of the Company and which would require funding in addition to that presently available under the Company's banking arrangements. There can be no assurance that such transaction will be consummated.