Form 10-Q
period 2000-03-31
ALPHARMA INC
filed 2000-05-08
CIK 730469

Page 1 of 24


                            UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                           FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
March 31, 2000

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 28, 2000:

     Class A Common Stock, $.20 par value -- 20,252,091 shares;
     Class B Common Stock, $.20 par value --  9,500,000 shares.


                               ALPHARMA INC.

                                   INDEX



                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     March 31, 2000 and December 31, 1999                   3

     Consolidated Statement of Income for the
     Three Months Ended March 31, 2000 and 1999             4

     Consolidated Condensed Statement of Cash
     Flows for the Three Months Ended March 31,
     2000 and 1999                                          5

     Notes to Consolidated Condensed Financial
     Statements                                                 6-16


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     17-21

   Item 3.       Quantitative and Qualitative Disclosures
            about Market Risk                                22


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                 23

   Signatures                                                24


                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)
                                (Unaudited)


                                              March 31,     December 31,
                                                2000            1999
ASSETS
Current assets:
  Cash and cash equivalents                 $  12,841        $ 17,655
  Accounts receivable, net                    182,166         199,207
  Inventories                                 170,809         155,338
  Prepaid expenses and other
   current assets                              13,641          13,923

     Total current assets                     379,457         386,123

Property, plant and equipment, net            239,114         244,413
Intangible assets, net                        472,263         488,958
Other assets and deferred charges              46,814          45,023
          Total assets                     $1,137,648      $1,164,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt         $  13,969         $ 9,111
  Short-term debt                               3,980           4,289
  Accounts payable and accrued expenses       123,461         135,281
  Accrued and deferred income taxes            14,107          17,175
     Total current liabilities                155,517         165,856

Long-term debt:
  Senior                                      214,739         225,110
  Convertible subordinated notes,
     including $67,850 to related party       368,396         366,674
Deferred income taxes                          33,920          35,065
Other non-current liabilities                  15,887          17,208

Stockholders' equity:
  Class A Common Stock                          4,101           4,078
  Class B Common Stock                          1,900           1,900
  Additional paid-in-capital                  301,043         297,780
  Accumulated other comprehensive
    loss                                     (52,069)        (34,109)
  Retained earnings                           100,915          91,139
  Treasury stock, at cost                     (6,701)         (6,184)
     Total stockholders' equity               349,189         354,604
          Total liabilities and
           stockholders' equity            $1,137,648      $1,164,517

               The accompanying notes are an integral part of the consolidated condensed financial statements.

                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                                (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                                   2000       1999

     Total revenue                            $188,280     $156,759
        Cost of sales                             98,036   88,367
     Gross profit                                 90,244      68,392

        Selling, general and
          administrative expenses                 63,097      50,071

     Operating income                             27,147      18,321

        Interest expense                        (10,860)     (7,466)
        Other, net                                   948         943

     Income before provision for income taxes     17,235      11,798

        Provision for income taxes                 6,121       4,362
     Net income                                  $11,114     $ 7,436

     Earnings per common share:
       Basic                                     $  0.38     $  0.27
       Diluted                                   $  0.35     $  0.27

     Dividend per common share                   $  .045     $  .045



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)
                                               Three Months Ended
                                                    March 31,
                                               2000         1999
Operating Activities:
  Net income                                  $11,114    $  7,436
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Depreciation and amortization             14,368    10,582
        Interest accretion on convertible
    debt                                        1,722        -
  Changes in assets and liabilities:
     Decrease in accounts receivable            14,296    17,605
          (Increase) in inventory              (18,625)  (6,968)
          (Decrease) in accounts payable,
          accrued expenses and taxes payable   (11,247)    (3,634)
          Other, net                              (902)     (877)
        Net cash provided by
        operating activities                    10,726    24,144

Investing Activities:
  Capital expenditures                          (8,031)    (6,739)
       Loans to Ascent Pediatrics               (1,500)    (4,000)
       Purchase of intangible assets            (3,441)       -
         Net cash used in investing
    activities                                 (12,972)   (10,739)

Financing Activities:
  Dividends paid                                (1,338)    (1,247)
   Proceeds from senior long-term debt            -       187,000
  Reduction of senior long-term debt            (3,266)   (187,673)
   Net repayments under lines of credit           (246)    (22,777)
  Payments for debt issuance costs                  -      (3,104)
       Proceeds from issuance of common stock     2,682       11,011
       Purchase of treasury stock                  (517)         -
     Net cash used in financing activities       (2,685)       (16,790)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                        (543)      (824)
  Income tax effect of exchange rate
    changes on intercompany advances                660    1,061
     Net cash flows from exchange
            rate changes                            117         237

Decrease in cash                                 (4,814)    (3,148)

Cash and cash equivalents at
  beginning of year                               17,655     14,414
Cash and cash equivalents at
  end of period                                 $ 12,841   $ 11,266

           The accompanying notes are an integral part of the consolidated condensed financial statements.

1.   General

     The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1999 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   March 31,    December 31,
                                     2000          1999

     Finished product             $94,850       $ 88,494
     Work-in-process               28,194         28,938
     Raw materials                 47,765         37,906
                                 $170,809       $155,338

3.   Long-Term Debt


Long-term debt consists of the following:
                                            March 31,   December 31,
                                               2000          1999
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility
  (7.4 - 7.7%)                            $177,500       $180,000
  Industrial Development Revenue Bonds       9,130          9,130
  Other, U.S.                                  142            172

 Denominated in Other Currencies:
       Mortgage notes payable (NOK)         36,372         38,521
  Bank and agency development loans          5,564          6,398
(NOK)
 Total senior debt                         228,708        234,221

Subordinated debt:
 3%     Convertible Senior Subordinated
      Notes due 2006 (6.875% yield),
      including interest accretion          175,546         173,824
 5.75% Convertible Subordinated Notes
       DUE 2005                             125,000         125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note     67,850          67,850
 Total subordinated debt                   368,396         366,674

  Total long-term debt                     597,104        600,895
  Less, current maturities                  13,969          9,111
                                          $583,135       $591,784


4.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)                      Three Months Ended
                                         March 31,     March 31,
                                           2000          1999

Average shares outstanding - basic       29,626         27,255
Stock options                               325            430
Convertible debt                          6,744            -
Average shares outstanding - diluted     36,695         27,685

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period.

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for the three months ended March 31, 2000. The calculation of the assumed conversion was antidilutive for the same period in 1999.

      In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were outstanding at March 31, 2000, but were not included in the computation of diluted EPS because the result was antidilutive.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income for the three months ended March 31, 1999. The numerator for the three months ended March 31, 2000 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 Notes.

     A reconciliation of net income used for basic to diluted EPS is as follows:

                                       Three Months Ended
                                 March 31, 2000   March 31, 1999

Net income - basic              $11,114          $7,436
Adjustments under the if-
  converted method, net of tax   1,811                  -
Adjusted net income - diluted   $12,925          $7,436



5.   Supplemental Data

                                         Three Months Ended
                                        March 31,     March 31,
                                         2000           1999
Other income (expense), net:
 Interest income                        $ 396           $ 186
 Foreign exchange gains (losses),
  net                                     189           (297)
 Amortization of debt costs             (493)           (279)
 Litigation/Insurance settlements         483           1,000
 Income from joint venture
       carried at equity                  503           300
 Other, net                             (130)              33
                                        $ 948           $ 943

Supplemental cash flow information:

Cash paid for interest (net amount
 capitalized)                          $7,274        $3,521
Cash paid for income taxes (net of
 refunds)                              $7,732      $5,648


6.   Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $6,846 and $6,866 for the three months ended March 31, 2000 and 1999, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.



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


8.   Business Acquisitions


I.D. Russell:

      On  September  2,  1999,  the Company's  AHD  acquired  the business of I.D. Russell Company Laboratories ("IDR") for approximately $23,500 in cash (including a purchase price adjustment and other direct costs of acquisition). IDR is a US manufacturer of animal health products primarily soluble antibiotics and vitamins. The acquisition consisted of working capital, an FDA approved manufacturing facility in Colorado, product registrations, trademarks and 35 employees. The Company has preliminarily allocated the purchase price to the manufacturing facility and identified intangibles and goodwill (approximately $13,000) which will be generally amortized over 15 years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. The purchase agreement provides for up to $4,000 of additional purchase price if two product approvals currently pending are received in the next four years.





Isis:

      Effective June 15, 1999, the Company's IPD acquired all of the capital stock of Isis Pharma GmbH and its subsidiary, Isis Puren ("Isis") from Schwarz Pharma AG for a total cash purchase price of approximately $153,000, including purchase price adjustments and direct costs of acquisition. Isis operates a generic and branded pharmaceutical business in Germany. The acquisition consisted of personnel (approximately 200 employees; 140 of whom are in the sales force) and product registrations and trademarks. No plant, property or manufacturing equipment were part of the acquisition. The Company is amortizing the acquired intangibles and goodwill based on lives which vary from 7 to 20 years (average approximately 16 years) using the straight-line method.


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

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of all businesses discussed above as if the companies had combined at the beginning of 1999:

                             Pro Forma
                        Three Months Ended
                             March 31,
                              1999

Revenue                    $179,500
Net income                   $7,250
Basic EPS                     $0.27
Diluted EPS                   $0.26


      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of the period, or of future results of operations of the consolidated entities.


9.   Business Segment Information

      The Company's reportable segments are five divisions (i.e. International Pharmaceuticals Division ("IPD"), Fine Chemicals Division ("FCD"), U.S. Pharmaceuticals Division ("USPD"), Animal Health Division ("AHD") and Aquatic Animal Health Division ("AAHD"). Each division has a president and operates in distinct business and/or geographic area. Segment data includes immaterial intersegment revenues which are eliminated in the consolidated accounts.

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated.


                           Three Months Ended March 31,
                     2000        1999         2000       1999
                          Revenues                 Income

IPD               $85,151     $60,145      $14,603     $5,457

USPD               43,859      39,436       3,534       2,121

FCD                15,859      15,433       5,868       5,754

AHD                41,577      40,471       9,305       9,350

AAHD                2,981       2,112      (1,289)      (920)

Unallocated and
 eliminations      (1,147)       (838)     (3,926)     (2,498)

                  $188,280    $156,759

Interest expense                           (10,860)     (7,466)

  Pretax income                            $17,235      $11,798



10.  Strategic Alliance

Ascent Loan Agreement and Option:

      On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company will provide up to $40,000 in loans to Ascent to be
evidenced  by  7 1/2%  convertible  subordinated  notes  due   2005.
Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. As of March 31, 2000, the Company has advanced $12,000 to Ascent under the agreement.

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


11.  Subsequent Event - Business Acquisition/Bridge Financing


     On May 2, 2000, Alpharma announced the completion of the acquisition of the Medicated Feed Additive Business of Roche Ltd.("MFA") for a cash payment of approximately $258 million and issuance of a $30 million promissory note to Roche. The Note is due December 31, 2000 and bears interest at the Prime rate. The purchase price will be adjusted based on actual product inventories as of May 2, 2000. In addition certain international inventories will be purchased from Roche during a transition period of approximately three months.

     The MFA business had 1999 sales of over $200 million and consists of products used in the livestock and poultry industries for preventing and treating diseases in animals. MFA sales by region are approximately 56% in North America, 20% in Europe and 12% in both Latin America and Southeast Asia.

     The acquisition includes inventories, five manufacturing and formulation sites in the United States (two of which will be operated by Roche until third party consents are received), global product registrations, licenses, trademarks and associated intellectual property. Approximately 200 employees primarily in manufacturing and sales and marketing are included in the acquisition.

     The Company financed the $258 million cash payment under a $225 million Bridge Financing agreement ("Bridge Financing") with the balance of the financing being provided under its current
$300 million credit facility ("1999 Credit Facility").

     The Bridge Financing was arranged by First Union National Bank, Union Bank of Norway, and a group of other banks. It has an initial term of 90 days; extendable up to two additional 30 day periods at the option of the bank group if the Company is in the active process of refinancing. The Bridge Financing is guaranteed by substantially all of the Company's U.S. subsidiaries and the stock in substantially all of the Company's U.S. subsidiaries has been pledged to the banks.

     Under the Bridge Financing the Company has paid a 1% fee for the banks commitment and in connection with drawing the funds.
Interest is payable at Libor plus 2.75% to 3.00%.

     If the Bridge Financing is not repaid at the end of its term, the facility will convert to a senior secured facility that will amortize over the remaining term of the 1999 Facility and be secured by substantially all of the assets of the Company and its U.S. subsidiaries. All collateral under the senior secured facility will be held equally as security for the payment of the 1999 Credit Facility.

     The acquisition will be accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed and the results of the acquired business operations will be included in the Company's consolidated financial statements beginning on the acquisition date.

      The impact on cost of sales of the write up of inventory to net realizable value pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations" (estimated at between $2,000 - $3,000) will be reflected in cost of sales as inventory is sold during the second and third quarters. In addition, certain employees of AHD have been severed as a result of the acquisition. This will result in an approximate $500 non-recurring charge in the second quarter.

      Due to the timing of the closing, balance sheet and income statement information for the acquired business as of March 31, 2000 is not presently available. The Company estimates the purchase will result in the following consolidated elements of financial position compared to March 31, 2000:

                                       Alpharma Inc.
(Dollars in millions)             Pre-               Post-
                              Acquisition         Acquisition

  Total assets                $1,137.6            $1,430.2

  Long- term debt               $583.1              $875.7

  Stockholders' equity          $349.2              $349.2



      Audited financial statements for MFA and the required pro-forma statements for 1999 were presented as required in a Form 8-
K filed in May of 2000.


12.  Recent Accounting Pronouncements

      In  June  1998,  the Financial Accounting  Standards  Board
(FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

     Most comparisons of 2000 results to 1999 are affected by the Company's 1999 acquisition program and the financing required to implement the program. The 1999 acquisitions increased revenue by approximately $22.8 million, gross profit by approximately $14.0 million, operating expenses by approximately $11.6 million and operating income by approximately $2.4 million. Estimated interest on the financings more than offset the acquisitions' operating income.

Results of Operations - Three Months Ended March 31, 2000

      Total revenue increased $31.5 million (20.1%) in the three months ended March 31, 2000 compared to 1999. Operating income in 2000 was $27.1 million, an increase of $8.8 million, compared to 1999. Net income was $11.1 million ($.35 per share diluted) compared to $7.4 million ($.27 per share diluted) in 1999.

      Revenues increased in the Human Pharmaceuticals business by $29.9 million and in the Animal Pharmaceuticals business by $2.0 million. The increase in revenues was reduced by over $4.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD. Changes in revenue and major components of change for each division in the three month period ended March 31, 2000 compared to March 31, 1999 are as follows:

      Revenues in IPD increased by $25.0 million due primarily to the 1999 acquisitions ($17.6 million) and higher pricing in the U.K. offset partially by effects of currency translation. The pricing in the U.K. market was higher relative to the first quarter of 1999, but was relatively flat compared to the third and fourth quarters of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to conditions affecting the market which are not expected to continue through the second half of 2000. In this regard, the UK government has publicly proposed a reduction in the prices of certain generic drugs using late 1998 / early 1999 as a reference period. There is presently an ongoing comment period during which the Company, working through its trade association, is presenting certain key factors, including substantial government-imposed cost increases, that it believes should be taken into consideration in any final regulation. It is anticipated that formal regulations will be implemented later this year.(See also Note 7 to the consolidated condensed financials). USPD revenues increased $4.4 million due to volume increases in new and existing products offset slightly by lower net pricing. Revenues in FCD increased by $.4 million due mainly to volume increases in vancomycin. AHD revenues increased $1.1 million due to 1999 acquisitions offset partially by lower volume in certain products. AAHD sales increased by $.9 million primarily due to their 1999 acquisition of Vetrepharm.

      On  a  consolidated  basis, gross  profit  increased  $21.9 million  and the gross margin percent increased to 47.9% in  2000 compared to 43.6% in 1999.

      A major portion of the increase in dollars and percentage results from the 1999 acquisitions (primarily Isis), higher pricing in the U.K. IPD market and to a lesser extent sales of new products in USPD. Partially offsetting increases were volume decreases in AHD and certain IPD markets, and the effects of foreign currency translation.

      Operating expenses increased $13.0 million and represented 33.5% of revenues in 2000 compared to 31.9% in 1999. Most of the increase is attributable to the 1999 acquisitions (primarily
Isis). Other increases included professional and consulting expenses for strategic planning and acquisitions, and annual increases in compensation including increased incentive programs.

       Operating income increased $8.8 million (48.2%). IPD accounted for the majority of the increase primarily due to higher pricing in the U.K. market and to a lesser extent the Isis acquisition. Increases recorded by USPD and to a lesser extent by FCD due to increased volume were offset by increased operating expenses.

      Interest expense increased in 2000 by $3.4 million due primarily to debt incurred to finance the 1999 acquisitions and to a lesser extent, higher interest rates in 2000.



Financial Condition

           Working capital at March 31, 2000 was $223.9 million compared to $220.3 million at December 31, 1999. The current ratio was 2.44 to 1 at March 31, 2000 compared to 2.33 to 1 at year end. Long-term debt to stockholders' equity was 1.67:1 at March 31, 2000 and December 31, 1999.

      All balance sheet captions decreased as of March 31, 2000 compared to December 1999 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, British Pound and German Mark, depreciated versus the U.S. Dollar in the three months of 2000 by approximately 6%, 5%, 2% and 5%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $2.7 million, inventories $3.2 million, accounts payable and accrued expenses $2.8 million, and total stockholders' equity $18.0 million. The $18.0 million decrease in stockholder's equity represents accumulated other comprehensive loss for the three months ended March 31, 2000 resulting from the continued strengthening of the U.S. dollar.

     At March 31, 2000, the Company had $12.8 million in cash, available short term lines of credit of $41.0 million and approximately $120.0 million available under its $300.0 million credit facility ("1999 Credit Facility"). The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. As of March 31, 2000 the margin was 1.375%. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs.

     On May 2, 2000, Alpharma completed the acquisition of the Medicated Feed Additive Business of Roche ("MFA") for a cash payment of approximately $258.0 million and issuance of a $30.0 million promissory note to Roche due December 31, 2000 bearing interest at the prime rate. The purchase price will be adjusted based on actual product inventories as of May 2, 2000. In addition certain international inventories will be purchased from Roche during a transition period of approximately three months. The inventories are estimated at approximately $10.0 million.

     The  acquisition  includes  inventories,  manufacturing  and
formulation   sites   in  the  United  States,   global   product
registrations, licenses, trademarks and associated intellectual property.

     The Company financed the $258 million cash payment under a $225.0 million bridge financing agreement ("Bridge Financing") with the balance of the financing being provided under its current $300.0 million credit facility ("1999 Credit Facility").

     The Bridge Financing was arranged by First Union National Bank, Union Bank of Norway, and a group of other banks. It has an initial term of 90 days; extendable up to two additional 30 day periods at the option of the bank group if the Company is in the active process of refinancing. The Bridge Financing is guaranteed by substantially all of the Company's U.S. subsidiaries and the stock in substantially all of the Company's U.S. subsidiaries have been pledged to the banks.

     Under the Bridge Financing the Company has paid a 1% fee for the banks commitment and in connection with drawing the funds.
Interest is payable at Libor plus 2.75% to 3.00%.

     If the Bridge Financing is not repaid at the end of its term, the facility will convert to a senior secured facility that will amortize over the remaining term of the 1999 Facility and be secured by substantially all of the assets of the Company and its U.S. subsidiaries. All collateral under the senior secured facility will be held equally as security for the payment of the 1999 Credit Facility. The Company expects to refinance the Bridge within the initial term by a combination of debt and equity.

     The Bridge Financing was agreed to by the syndicate of banks who are parties to the 1999 Credit Facility. (All banks in the bridge financing are part of the 1999 Credit Facility Syndicate). In future quarters the Company will be required to meet the covenants included in the 1999 Credit Facility, as amended, which may require additional equity financings and/or the issuance of long-term debt subordinate to the 1999 Credit Facility.

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

     On December 3, 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101 (SAB
101), "Revenue Recognition in Financial Statements" which summarizes some of the staff's interpretations of the application of generally accepted accounting standards to revenue recognition. The Company adopted SAB101 in the first quarter of 2000. The adoption did not have a material impact on financial position or results of operations.

Item  3.  Quantitative and Qualitative Disclosures  about  Market
Risk

Quantitative Disclosure - There has been no material changes in the Company's market risk during the three months ended March 31, 2000.

Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

___________

Statements made in this Form 10Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 1999.


                  PART II.  OTHER INFORMATION


Item 6.   Exhibits And Reports On Form 8-K

(a)  Exhibits
     4.0 $225 million Credit Agreement ("Bridge Financing") dated as of May 2, 2000, among Alpharma U.S. Inc. as borrower, Alpharma Inc. as parent guarantor, the subsidiary guarantors and First Union National Bank, Summit Bank, Den norske Bank ASA, Union Bank of Norway and First Union Securities Inc.

     4.1 Parent Guaranty made by the Company in favor of the Banks party to the Bridge Financing Agreement dated
          May 2, 2000.

     4.2  Amendment No. 2 to the 1999 Credit Facility and Amendment
          No. 3 to Parent Guaranty and Consent dated as of April 19, 2000 between the Company and the Banks that are parties to the original agreement.

4.3 Form of Consent Amendment No. 3 to the 1999 Credit Facility and Amendment No. 4 to the Parent Guaranty dated as of May 2, 2000 by and among Union Bank of Norway, as Agent, First Union National Bank, Den norske Bank ASA, Banque Nationale de Paris Oslo Branch, Landesbank Schleswig-Holstein Girozentrale Copenhagen Branch, and Summit Bank, as Working Capital Agent and Documentation Agent, Alpharma U.S. Inc. and Alpharma Inc.
     27   Financial Data Schedule

(b) Reports on Form 8-K

     On May 5, 2000, the Company filed a report on Form 8-K dated May 2, 2000 reporting Item 2. "Acquisition or Disposition of Assets." The event reported was the acquisition of the MFA business. The Form 8-K included the audited financial statements of the MFA business and required pro forma financials.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)



Date: May 5   , 2000               /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer