Form 10-Q
period 2000-06-30
ALPHARMA INC
filed 2000-08-07
CIK 730469

Page 1 of 26




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
June 30, 2000

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


                   YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 28, 2000:

    Class A Common Stock, $.20 par value -- 25,405,501 shares.
    Class B Common Stock, $.20 par value --  9,500,000 shares.



                          ALPHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
     June 30, 2000 and December 31, 1999                        3

     Consolidated Statement of Income for the
     Three and Six Months Ended June 30, 2000
     and 1999                                              4

     Consolidated Condensed Statement of Cash
     Flows for the Six Months Ended June 30,
     2000 and 1999                                         5

     Notes to Consolidated Condensed Financial
      Statements                                           6-16


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   17-23

   Item 3. Quantitative and Qualitative Disclosures
           about Market Risk                               24

PART II.  OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote
            of Security Holders                            25

  Item 6.   Exhibits and reports on Form 8-K               25

  Signatures                                               26

                   ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET
                      (In thousands of dollars)
                             (Unaudited)

                                              June 30,    December 31,
                                                2000        1999
ASSETS
Current assets:
  Cash and cash equivalents                 $  22,046        $ 17,655
  Accounts receivable, net                    219,137         199,207
  Inventories                                 231,614         155,338
  Prepaid expenses and other
   current assets                              14,565          13,923

     Total current assets                     487,362         386,123

Property, plant and equipment, net            321,529         244,413
Intangible assets, net                        635,061         488,958
Other assets and deferred charges              48,211          45,023
          Total assets                     $1,492,163      $1,164,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt         $  15,038         $ 9,111
  Short-term debt                              26,296           4,289
  Accounts payable and accrued expenses       148,520         135,281
  Accrued and deferred income taxes            11,586          17,175
     Total current liabilities                201,440         165,856

Long-term debt:
  Senior                                      335,846         225,110
  Convertible subordinated notes,
     including $67,850 to related party       370,119         366,674
Deferred income taxes                          33,386          35,065
Other non-current liabilities                  17,584          17,208

Stockholders' equity:
  Class A Common Stock                          5,132           4,078
  Class B Common Stock                          1,900           1,900
  Additional paid-in-capital                  492,292         297,780
  Accumulated other comprehensive
    loss                                     (65,769)        (34,109)
  Retained earnings                           107,176          91,139
  Treasury stock, at cost                     (6,943)         (6,184)
     Total stockholders' equity               533,788         354,604
          Total liabilities and
           stockholders' equity            $1,492,163      $1,164,517

               The accompanying notes are an integral part of the consolidated condensed financial statements.


                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)



                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                                2000       1999        2000       1999

Total revenue               $219,545    $163,839     $407,825   $320,598
   Cost of sales              121,417     90,028      219,453    178,395
Gross profit                  98,128      73,811      188,372    142,203
   Selling, general and
     administrative expenses  68,293      52,743      131,390    102,814

Operating income              29,835      21,068       56,982     39,389

   Interest expense         (13,053)     (8,857)     (23,913)   (16,323)
   Other, net                (4,857)        (22)      (3,909)       921
Income before provision
 for income taxes             11,925      12,189      29,160      23,987
   Provision for income
      taxes                    4,093       4,417       10,214      8,779
Net  income                 $  7,832    $  7,772    $  18,946   $ 15,208


Earnings per common share:

  Basic                      $  0.24     $  0.28      $  0.61   $   0.56
  Diluted                    $  0.24     $  0.28      $  0.59  $   0.55
Dividends per common share   $ 0.045     $ 0.045      $  0.09   $   0.09



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)
                                                 Six Months Ended
                                                   June 30,
                                               2000        1999
Operating Activities:
  Net income                                   $ 18,946    $ 15,208
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization                 31,257      21,893
   Interest accretion on convertible debt         3,445         512
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
     (Increase)decrease in accounts receivable   (24,046)     8,628
     (Increase) in inventory                     (42,579)   (18,314)
     Increase (decrease) in accounts payable,
       accrued expenses and taxes payable         13,803     (3,560)
Other, net                                         1,785        747
       Net cash provided by
         operating activities                      2,611      25,114

Investing Activities:
  Capital expenditures                           (26,700)   (15,050)
  Loans to Ascent Pediatrics                      (1,500)    (4,000)
  Purchase of businesses and intangible
     assets, net of cash acquired               (268,941)   (173,626)
    Net cash used in investing activities       (297,141)   (192,676)

Financing Activities:
  Dividends paid                                  (2,909)     (2,488)
  Proceeds from sale of convertible
   subordinated debentures                           -       170,000
  Proceeds from senior long-term debt             93,850     277,000
  Reduction of senior long-term debt              (4,446)   (278,858)
  Net advances under lines of credit              22,168       4,020
  Payments for debt issuance costs                  (747)     (8,445)
  Proceeds from issuance of common stock         193,434      14,431
    Purchase of treasury stock                      (759)        -
      Net cash provided by financing activities  300,591     175,660

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                       (2,352)   (1,519)
  Income tax effect of exchange rate
    changes on intercompany advances                 682     1,523
     Net cash flows from exchange
               rate changes                       (1,670)        4

Increase in cash                                   4,391     8,102
Cash and cash equivalents at
  beginning of year                               17,655    14,414
Cash and cash equivalents at
  end of period                                 $ 22,046  $ 22,516

             The accompanying notes are an integral part of the consolidated condensed financial statements.
1.   General

       The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 1999 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Inventories

     Inventories consist of the following:

                                   June 30,    December 31,
                                     2000          1999

     Finished product          $ 137,433        $ 88,494
     Work-in-process               32,371         28,938
     Raw materials                 61,810         37,906
                                $231,614        $155,338


3.   Business Acquisitions

2000

Roche MFA and Bridge Financing:

     On May 2, 2000, Alpharma announced the completion of the acquisition of the Medicated Feed Additive Business of Roche Ltd.("MFA") for a cash payment of approximately $258,000 and
issuance  of  a  $30,000  promissory  note  to  Roche.   The  Note  is  due
December 31, 2000 and bears interest at the Prime rate. The purchase price will be adjusted based on actual product inventories as of May 2, 2000. In addition certain international inventories have been purchased from Roche during a transition period of approximately three months.

     The MFA business had 1999 sales of $213,000 and consists of products used in the livestock and poultry industries for preventing and treating diseases in animals. MFA sales by region are approximately 56% in North America, 20% in Europe and 12% in both Latin America and Southeast Asia.

     The acquisition included inventories, five manufacturing and formulation sites in the United States (two of which will be operated by Roche until third party consents are received), global product registrations, licenses, trademarks and associated intellectual property. Approximately 200 employees primarily in manufacturing and sales and marketing are included in the acquisition.

       The   acquisition  has  been  accounted  for  in   accordance   with
the   purchase   method.  The  fair  value  of  the  assets  acquired   and
liabilities   assumed   based   on  a  preliminary   allocation   and   the
results of the acquired business operations are included in the Company's consolidated financial statements beginning on the acquisition date. The Company is amortizing the acquired intangibles and goodwill based on lives of 5 to 20 years (average approximately 18 years) using the straight line method.

     The Company financed the $258,000 cash payment under a $225,000 Bridge Financing agreement ("Bridge Financing") with the balance of the financing being provided under its then current $300,000 credit facility ("1999 Credit Facility").

     The   Bridge   Financing  was  arranged  by  Union  Bank  of   Norway,
First   Union  National  Bank,  and  a  group  of  other  banks   and   was
fully repaid on June 29, 2000.

     Under the Bridge Financing the Company paid a 1% fee for the banks commitment and in connection with drawing the funds.
Interest was payable at Libor plus 2.75%. In addition, because of the size of the acquisition, other possible acquisitions, and the existing restrictive covenants under the 1999 Credit Agreement, the Company engaged and incurred fees to investment bankers to advise on options and strategies to finance the Roche acquisition. All fees relating to the bridge financing were expensed in the second quarter.

      The impact on cost of sales of the write up of inventory to net realizable value pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations" was reflected in cost of sales as manufactured inventory acquired was sold during the second quarter. In addition, certain employees of AHD have been severed as a result of the acquisition and resulted in $400 severance expense in the second quarter.

       The   non-recurring   charges  related  to   the   acquisition   and
financing   of   MFA   included  in  the  second  quarter   of   2000   are
summarized as follows:

     Inventory write-up       $1,000  (Included in cost of sales)
     Severance of existing
       AHD employees             400  (Included in selling,
                                        general and
                                        administrative expenses)
     Bridge financing and
       advisory costs          4,730   (Included in other, net)
                               6,130
          Tax benefit        (2,104)
                              $4,026   $.10 per share-diluted


1999

I.D. Russell:

       On   September   2,   1999,   the   Company's   AHD   acquired   the
business of I.D. Russell Company Laboratories ("IDR") for approximately $23,500 in cash (including a purchase price adjustment and other direct costs of acquisition). IDR is a US manufacturer of animal health products primarily soluble antibiotics and vitamins. The acquisition consisted of working capital, an FDA approved manufacturing facility in Colorado, product registrations, trademarks and 35 employees. The Company has allocated the purchase price to the manufacturing facility and identified intangibles and goodwill (approximately $13,000) which will be generally amortized over 15 years. The purchase agreement provides for up to $4,000 of additional purchase price if two product approvals currently pending are received in the next four years.


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

Pro forma Information:

       The following unaudited pro forma information on results of operations assumes the purchase at the beginning of 1999 of all
businesses   discussed  above  as  if  the  companies  had  been   combined
at such date:

                             Proforma            Proforma
                        Three Months Ended   Six Months Ended
                             June 30,            June 30,
                          2000*     1999      2000*     1999

Revenue                 $226,500  $238,700  $464,800  $471,700
Net income              $9,500     $2,100   $11,900    $2,600
Basic EPS                $0.29      $0.08     $0.38     $0.09
Diluted EPS              $0.28      $0.07     $0.38     $0.09


     * 2000 excludes actual non-recurring charges related to the Roche MFA acquisition of $4,026 after tax or $0.10 per share.

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


4.   Long-Term Debt and Equity Financing


Long-term debt consists of the following:
                                            June 30,    December 31,
                                               2000          1999
Senior debt:
 U.S. Dollar Denominated:
  1999 Credit Facility
  (7.70 - 8.03%)                            $271,350     $180,000
  Note payable - Roche                        30,000        -
  Industrial Development Revenue Bonds         8,450        9,130
  Other, U.S.                                    112          172

 Denominated in Other Currencies (NOK)        40,972       44,919
  Total senior debt                          350,884      234,221

Subordinated debt:
 3%     Convertible Senior Subordinated
      Notes due 2006 (6.875% yield),
      including interest accretion            177,269       173,824
 5.75% Convertible Subordinated Notes
       due 2005                               125,000       125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note        67,850       67,850
 Total subordinated debt                     370,119       366,674

  Total long-term debt                       721,003      600,895
  Less, current maturities                    15,038        9,111
                                            $705,965     $591,784

      In May 2000, the Company sold 4,950,000 shares of Class A Common Stock to an investment banker and received proceeds of approximately $186,000. The proceeds were used to repay a portion of the Bridge Financing which was arranged for the purpose of purchasing the Roche MFA business. (See note 3.)

     In June 2000 the Company signed an amendment to its $300,000 Credit Agreement ("1999 Credit Facility") with the original consortium of banks plus the Bank of America whereby the six year term loan agreement was increased by $10,000 and the revolving credit facility was increased by $90,000. Concurrently with the completion of the Amendment the Company borrowed the necessary funds, repaid the balance of the Bridge Financing and terminated that facility.

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)   Three Months Ended   Six Months Ended
                        June 30,  June 30,  June 30,  June 30,
                          2000      1999      2000      1999

Average shares
outstanding - basic     32,475     27,503    31,050    27,379
Stock options              560        353       430       380
Convertible debt            -        6,744    6,744       -
Average shares
outstanding - diluted   33,035     34,600    38,224    27,759


      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period.

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for the three months ended June 30, 1999 and six months ended June 30, 2000. The calculation of the assumed conversion was antidilutive for the six months ended June 30, 1999 and three months ended June 30, 2000.

      In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the result was antidilutive for all periods presented.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income for the three months ended June 30, 2000 and the six months ended June 30, 1999. The numerator for the three months ended June 30, 1999 and the six months ended June 30, 2000 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 Notes.

     A reconciliation of net income used for basic to diluted EPS is as follows:

                              Three Months     Six Months Ended
                                  Ended
                              June     June      June     June
                              30,       30,      30,      30,
                              2000     1999      2000     1999

Net income - basic          $7,832    $7,772   $18,946  $15,208
Adjustments under if -
  converted method, net of      -     1,811     3,622      -
tax
Adjusted net income -       $7,832    $9,583   $22,568  $15,208
diluted


6.   Supplemental Data

                              Three Months     Six Months Ended
                                  Ended
                              June     June      June     June
                              30,       30,      30,      30,
                              2000     1999      2000     1999
Other income (expense),
net:
 Fees for bridge financing-
  MFA acquisition           $(4,730)   $ -    $(4,730)    $ -
 Interest income               688      258    1,084      444
 Foreign exchange gains
  (losses), net              (631)       29    (442)    (268)
 Amortization of debt costs  (502)    (367)    (995)    (657)
 Litigation/Insurance
  settlement                   -         -       483    1,000
 Income from joint venture
       carried at equity       455      348      958      648
 Other, net                   (137)   (290)     (267)    (246)
                            $(4,857)   $ (22)  $(3,909)   $  921

Supplemental cash flow
information:
                            Six Months Ended
                              June     June
                              30,       30,
                              2000     1999

Cash paid for interest (net
of                          $20,006   $13,226
 amount capitalized)
Cash paid for income taxes
 (net of refunds)           $12,375   $ 7,660

Detail of businesses and
 intangibles acquired:
 Fair value of assets       $298,941  $213,087

 Seller financed debt -
    Roche                    30,000      -
 Liabilities assumed            -      38,558
 Cash paid                  268,941   174,529
 Less cash acquired             -         903
 Net cash paid for
  businesses and
  intangibles               $268,941  $173,626



7.   Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $5,868 and $1,505 for the three months ended June 30, 2000 and 1999, respectively. Total comprehensive loss amounted to approximately $12,714 and $8,371 for the six months ended June 30, 2000 and 1999. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.


8.   Contingent Liabilities and Litigation

      The  Company  was  originally  named  as  one  of  multiple defendants in 62 lawsuits alleging personal injuries and six class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The Company has been dismissed in all the class actions and the plaintiffs in 54 of the lawsuits have agreed to dismiss the Company without prejudice. Based on an evaluation of the circumstances as now known, including but not solely limited to, 1) the fact that the Company did not manufacture phentermine, 2) it had a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

     Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. While initial efforts to reverse the ban in court were unsuccessful, the Company is continuing to pursue initiatives based on scientific evidence available for the product, to limit the effects of this ban. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action and certain individual customers outside the EU may be refraining from the use of bacitracin because of the negative inferences of the ban. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, an expansion of the ban to additional countries where the Company has material sales of bacitracin based products could be material to the financial condition and results of operations of the Company.

      The United Kingdom Office of Fair Trading ("OFT") is conducting an investigation into the pricing and supply of medicine by the generic industry in the United Kingdom. As part of this investigation, Cox received in February 2000 a request for information from the OFT. The request states that the OFT is particularly concerned about the sustained rise in the list price of a range of generic pharmaceuticals over the course of 1999 and is considering this matter under competition legislation. In December 1999 Cox received a request for information from the Oxford Economic Research Association ("OXERA"), an economic research company which has been commissioned by the United Kingdom Department of Health to carry out a study of the generic drug industry. The requests related to certain specified drugs. The Company has responded to both requests for information. The Company has not had any communications from either agency since answering their inquiries. Effective August 3, 2000 the government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 to 15 months based in part on the results of the OXERA activities. The Company is unable to predict what final impact the OFT investigation or OXERA activities will have on the operations of Cox and the pricing of generic pharmaceuticals in the United Kingdom.

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


                            Three Months Ended June 30,
                     2000        1999         2000       1999
                          Revenues            Operating Income

IPD               $76,862      $68,055       $12,581    $7,565
USPD               51,941       42,315         4,351     2,322
FCD                14,954       16,019         6,291     6,192
AHD                72,833       35,103        11,529 *   9,151
AAHD                3,020        2,522        (1,108)     (920)
Unallocated and
 eliminations        (65)         (175)       (3,809)   (3,242)
                  $219,545    $163,839      $ 29,835  $ 21,068


                            Six Months Ended June 30,
                     2000        1999         2000       1999
                          Revenues            Operating Income

IPD               $162,013     $128,200       $27,184   $13,022
USPD               95,800        81,751         7,885     4,443
FCD                30,813        31,452        12,159    11,946
AHD               114,410        75,574        20,834 *  18,501
AAHD                6,001         4,634        (2,397)   (1,840)
Unallocated and
 eliminations      (1,212)       (1,013)       (8,683)   (6,683)
                  $407,825     $320,598       $56,982   $39,389

* AHD 2000 operating income includes one-time charges of $1,400 related to the acquisition of Roche MFA.

      At December 31, 1999 AHD identifiable assets were $204,188.
Due primarily to the acquisition of Roche the identifiable assets of AHD at June 30, 2000 are approximately $560,000.


10.  Strategic Alliance

Ascent Loan Agreement and Option:

      On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company will provide up to $40,000 in loans to Ascent to be
evidenced  by  7 1/2%  convertible  subordinated  notes  due   2005.
Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. As of June 30, 2000, the Company has advanced $12,000 to Ascent under the agreement and the loans are included as other assets.

      In addition, Ascent and the Company have entered into an amended agreement under which the Company will have the option during the first half of 2003 to acquire all of the then outstanding shares of Ascent for cash at a price to be determined by a formula based on Ascent's operating income during its 2002 fiscal year. The amended agreement extended the option from 2002 to 2003 and altered the formula period from 2001 to 2002.

     Ascent has incurred operating losses since its inception and has publicly disclosed that if a significant product is not approved by the FDA in the second half of 2000 it may need to raise additional financing or curtail operations. The Company's accounting policy with regard to its Ascent loans is to recognize losses, up to the amount of its loans, to the extent Ascent has accumulated losses in excess of its stockholders' equity and the indebtedness subordinate to the Company's loans. Additionally, the Company is required to assess the general collectibility of its loans to Ascent and make any appropriate reserves. The Company evaluates its Ascent loans quarterly. As of June 30, 2000, no losses or reserves were provided.

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

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and results of Operations

Overview

      In 1999, the Company made a number of acquisitions intended to enhance future growth. The International Pharmaceuticals Division ("IPD") acquired Human Pharmaceuticals businesses in Germany ("Isis") and France. The Animal Health Division ("AHD") acquired an Animal Pharmaceutical business in the United States ("ID Russell") and a technology license for Reporcin. The Aquatic Animal Health Division ("AAHD") purchased an aquatic health distribution company in the United Kingdom, ("Vetrepharm"). In the second quarter of 2000 the Company continued its strategy of growth and completed its largest acquisition and related financings.

      - On May 3, 2000, the Company's AHD purchased the Medicated Feed Additive Business of Roche Ltd. ("MFA") for a cash payment of $258.0 million and the issuance of a $30.0 million promissory note to Roche. The acquisition was initially financed under a $225.0 million bridge financing agreement ("Bridge Financing") and existing credit agreements.

      -     On May 12, 2000, the Company sold 4,950,000 shares of
      Class   A   common   stock   and   received   proceeds   of
      approximately $186.0 million which were used to repay a portion of the Bridge Financing.

      - In June 2000, the Company signed an amendment to its 1999 Credit Facility and increased the facility by $100.0 million. Upon the completion of the amendment the Company borrowed the necessary funds and repaid and terminated the Bridge Financing.

     The acquisition of the MFA, the 1999 acquisitions by IPD and AHD, and the financing required to complete the acquisitions affect most comparisons of 2000 results to 1999. The second quarter 2000 results include one-time charges related to the MFA acquisition of $6.1 million ($4.0 million after tax or $.10 per share diluted).

      The Company has integrated the operations of the 1999 acquisitions and MFA within the respective divisional operations in varying degrees. The MFA acquisition has been integrated to a greater extent because its assets, operations and personnel were immediately absorbed in existing AHD legal entities. The acquisitions and MFA, in particular, share with their respective divisions customers, R&D efforts, supply chain activities, and administrative support and have complementary product lines and sales forces. As a result the full incremental impact of the acquisitions is impractical to segregate objectively. The Company estimates acquisitions contributed revenues of approximately $63.0 million and $86.0 million, respectively, in the three and six months ended June 30, 2000.

      The Company further estimates if the cost of financing necessary to make the acquisitions is considered both the quarter and six months ended June 30, 2000 were diluted to some extent by the aggregate acquisitions.

Results of Operations - Six Months Ended June 30, 2000

      Total revenue increased $87.2 million (27.2%) in the six months ended June 30, 2000 compared to 1999. Operating income in 2000 was $57.0 million, an increase of $17.6 million, compared to 1999. Net income was $18.9 million ($.59 per share diluted) compared to $15.2 million ($.55 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of Class A Common stock in November 1999 and May 2000. The six months ended June
30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $23.0 million ($.69 per share diluted).

      Revenues increased in the Human Pharmaceuticals business by $47.2 million and in the Animal Pharmaceuticals business by $40.2 million. The increase in revenues was reduced by over $9.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

      Changes in revenue and major components of change for each division in the six month period ended June 30, 2000 compared to June 30, 1999 are as follows:

      Revenues in IPD increased by $33.8 million due primarily to the 1999 acquisitions. Higher pricing in the U.K. was offset substantially by effects of currency translation and lower volume in certain markets. The pricing in the U.K. market was higher relative to the first half of 1999, but was trending down compared to the third and fourth quarters of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to conditions affecting the market which have abated somewhat during the second quarter of 2000. Effective August 3, 2000 the U.K. government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 to 15 months. Market conditions have resulted in certain lower prices in the second quarter and further reductions as a result of the adoption of the above noted legislation will occur in the second half of 2000. The Company's 2000 business plan anticipated the approximate effect of lower pricing.

       USPD revenues increased $14.0 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD decreased by $.6 million due mainly to minor price increases being entirely offset by translation of sales in local currency into the U.S. Dollar.

      AHD revenues increased $38.8 million due to acquisitions primarily MFA. Adverse market and competitive conditions in a number of AHD's main markets caused volume reductions in certain ongoing products as the Company's marketing effort was focused on the newly acquired MFA products. AAHD revenues increased primarily due to the acquisition of Vetrepharm in November of 1999.

      On  a  consolidated  basis, gross  profit  increased  $46.2 million  and the gross margin percent increased to 46.2% in  2000 compared to 44.4% in 1999.

       A major portion of the increase results from the acquisitions (primarily MFA and Isis), higher pricing in the IPD's United Kingdom market and to volume increases of a number of products in USPD. Partially offsetting increases were volume decreases in AHD ongoing products and certain IPD markets, lower net pricing in USPD and the effects of foreign currency translation.

      In  addition,  AHD  gross profits were reduced  by  a  $1.0 million write-up and subsequent write-off upon sale of MFA manufactured inventory. The write-up is required by Generally
Accepted Accounting Principles.

      Operating expenses increased $28.6 million and represented 32.2% of revenues in 2000 compared to 32.1% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and
Isis).  Other  increases  included  professional  and  consulting expenses for strategic planning and acquisitions, and a $.4 million charge for severance of existing AHD employees resulting from the combining of the sales forces of MFA and AHD.

      Operating income increased $17.6 million (44.7%). IPD accounted for the majority of the increase primarily due to higher pricing in the U.K. market and to a lesser extent the Isis acquisition. Increased operating income recorded by USPD due to increased volume and in AHD due to the MFA acquisition were offset in part by lower volume in certain IPD and AHD markets.

      Interest expense increased in 2000 by $7.6 million due primarily to debt incurred to finance the acquisitions and to a lesser extent, higher interest rates in 2000.

      Other, net was $3.9 million expense in 2000, due primarily to $4.7 million fees incurred as part of the $225.0 million MFA bridge financing and other financing fees. The bridge financing was committed, drawn, repaid and terminated in the second quarter. All fees associated with the interim financing were expensed in the second quarter.

Results of Operations - Three Months Ended June 30, 2000

      Total revenue increased $55.7 million (34.0%) in the three months ended June 30, 2000 compared to 1999. Operating income in 2000 was $29.8 million, an increase of $8.8 million, compared to 1999. Net income was $7.8 million ($.24 per share diluted) compared to $7.8 million ($.28 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of stock in November 1999 and May 2000. The three months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May of 2000. Without the charges net income would have been $11.9 million ($.34 per share diluted).

      Revenues increased in the Human Pharmaceuticals business by $17.4 million and in the Animal Pharmaceuticals business by $38.2 million. The increase in revenues was reduced by over $5.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

      Changes in revenue and major components of change for each division in the three month period ended June 30, 2000 compared to June 30, 1999 are as follows:

      Revenues in IPD increased by $8.8 million due primarily to the Isis acquisition and higher pricing in the U.K. offset partially by effects of currency translation and lower volume in certain markets. The pricing in the U.K. market was higher relative to the second quarter of 1999, but was lower compared to the third and fourth quarters of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to conditions affecting the market. The market has stabilized and prices have lowered due to market conditions. Effective August 3, 2000 the U.K. government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 to 15 months. Further price decreases will occur in the second half of 2000 as a result of the legislation. The Company's 2000 business plan anticipated the approximate effect of lower pricing.

     USPD revenues increased $9.6 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD decreased by $1.1 million due mainly to lower volume and currency translation. AHD revenues increased $37.7 million due primarily to the acquisition of MFA in May 2000. MFA sales were the primary focus of the marketing effort in the second quarter and volume in other core products and markets declined due to adverse market and competitive conditions and the strategy to manage product mix in favor of MFA products. AAHD sales increased $.5 million due mainly to the acquisition of Vetrepharm in 1999.

      On  a  company-wide  basis, gross  profit  increased  $24.3 million  and the gross margin percent declined slightly to  44.7%
in 2000 compared to 45.1% in 1999.

      AHD also recorded a $1.0 million charge for an inventory write-up and subsequent write off upon sale of Roche manufactured
MFA inventory included in the May acquisition (excluding this charge consolidated gross profit percent was 45.2%).

      A major portion of the increase in dollars results from the acquisitions (primarily MFA and Isis), and to a lesser extent increased volume in USPD. Partially offsetting increases were volume declines in certain AHD and IPD markets and the effects of foreign currency translation. On an overall basis higher pricing in the U.K. market was offset by lower net pricing in USPD and AHD.

      Operating expenses increased $15.6 million and represented 31.1% of revenues in 2000 compared to 32.2% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and Isis). Also included is a $.4 million expense for severance of AHD employees primarily in selling and marketing due to the MFA acquisition.

      On an overall basis operating income increased $8.8 million due to the acquisitions of MFA and Isis and increased volume in USPD, offset by the $1.4 million of acquisition charges in AHD.

      Interest expense increased in 2000 by $4.2 million due primarily to debt incurred to finance the acquisitions and to a lesser extent, higher interest rates in 2000.

      Other,  net  was $4.9 million expense in 2000 due  to  $4.7 million fees incurred as part of the Bridge Financing.


Financial Condition

     Working capital at June 30, 2000 was $285.9 million compared to $220.3 million at December 31, 1999. The current ratio was
2.42 to 1 at June 30, 2000 compared to 2.33 to 1 at year end. Long-term debt to stockholders' equity was 1.32:1 at June 30, 2000 compared to 1.67:1 at December 31, 1999.

      The Company's balance sheet changed substantially as a result of the acquisition and financing of MFA in May 2000. Accounts receivable and inventory each increased at June 30, 2000 by approximately $40.0 million in the AHD. Intangible assets and property, plant and equipment increased by over $250.0 million. The acquisition was ultimately financed principally by a sale of Class A Common stock of approximately $186.0 million with the balance of the MFA acquisition financed by long-term debt. Increased accounts payable and short-term debt financed the additional working capital required by MFA.

      All balance sheet captions decreased as of June 30, 2000 compared to December 1999 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, British Pound and German Mark depreciated versus the U.S. Dollar in the six months of 2000 by approximately 7%, 6%, 6% and 5%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $4.1 million, inventories $4.9 million, accounts payable and accrued expenses $4.1 million, and total stockholders' equity $31.7 million. The $31.7 million decrease in stockholder's equity represents accumulated other comprehensive loss for the six months ended June 30, 2000 resulting from the continued strengthening of the U.S. Dollar.

      At June 30, 2000, the Company had $22.0 million in cash, available short term lines of credit of approximately $37.0 million and approximately $107.0 million available under its 1999 Credit Facility. The credit facility was amended in June of 2000 with the effect of increasing the overall amount available by $100.0 million. The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 2.0% depending on the ratio of total debt to EBITDA. As of June 30, 2000 the margin was 1.375%. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs.

      The Company has approved a number of capital projects in 2000 including the purchase and construction of a AHD plant for Reporcin, (a product and technology acquired in 1999) and a company-wide information technology project which is expected to require expenditures of over $30.0 million.

      In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD may provide up to $40.0 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12.0 million of the proceeds of the loans can be used only for general corporate purposes, with $28.0 million of proceeds reserved for approved projects and acquisitions intended to enhance the growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. The exact timing and/or ultimate amount of loans to be provided cannot be predicted. As of July 2000, $12.0 million has been advanced for general corporate purposes.

     Ascent has incurred operating losses since its inception. An important element of Ascent's business plan contemplated commercial introduction of two pediatric pharmaceutical products which require FDA approval. Ascent has received FDA approval in January 2000 for one product and the other product is subject to FDA action which has delayed its commercial introduction until the third quarter of 2000 or later. The delay in drug introduction has resulted in Ascent continuing to incur substantial losses thru June 30, 2000. If the commercial introduction of the second product is delayed past the third quarter 2000, Ascent may need to raise additional funds. There is no assurance that Ascent can raise any additional funds in which case it may be required to curtail its operations. The Company is required to recognize losses, up to the amount of its loans, to the extent Ascent has accumulated losses in excess of its stockholders' equity and the indebtedness subordinate to the Company's loans. The Company is further required to assess the general collectibility of its loans to Ascent and make any appropriate reserves. The Company will continue to monitor the operations and forecasts of Ascent to consider what actions, if any, are required with respect to the Company's loans to Ascent.

      An important element of the Company's long term strategy is to pursue acquisitions that in general will broaden global reach and/or augment product portfolios. While no commitments exist, the Company is presently considering and expects to continue its pursuit of complementary acquisitions or alliances, both in human and animal pharmaceuticals. In order to accomplish any individually significant acquisition or combination of acquisitions, the Company will need to obtain and is currently considering additional financing in the form of equity related securities and/or borrowings. To prepare for this possibility, the Company presently has an effective $500 million shelf registration available for either debt or equity financing and anticipates amending its Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 50 million to 65 million.

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

Item  3.  Quantitative and Qualitative Disclosures  about  Market
Risk

Quantitative Disclosure - There has been no material changes in the Company's market risk during the six months ended June 30, 2000.

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

(a)    Alpharma Inc. annual meeting was held on May 25, 2000.

(b) Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

                                      Votes
        Class A Directors     For             Against

         Thomas G. Gibian     17,828,627      131,780
         Peter G. Tombros     17,836,333      124,074
         Erik Hornnaess       17,837,988      122,419

         Class B Directors
         I. Roy Cohen         9,500,000         0
         Glen E. Hess         9,500,000         0
         Ingrid Wiik          9,500,000         0
         Einar W. Sissener    9,500,000         0
         Erik G. Tandberg     9,500,000         0
         0yvin A. Broymer     9,500,000         0

 (c) An Amendment to the Company's 1997 Incentive Stock Option and Appreciation Right Plan, as amended, was approved by a vote of:

                 For                 22,601,852
                 Against              3,095,102
                 Abstain                247,340
                 No Vote              1,516,113

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits (electronic filing only)
          4.0  Amendment No. 4 to the 1999 Credit Facility and Amendment
               No. 5 to the Parent Guaranty dated June 29, 2000 between the Company and the Banks that are parties to the amended agreement.

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

                              Alpharma Inc.
                              (Registrant)



Date: August 7, 2000               /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer