Form 10-Q
period 2000-09-30
ALPHARMA INC
filed 2000-11-14
CIK 730469

Page 1 of 29




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q


      Quarterly Report Pursuant To Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarter ended                  Commission file number 1-8593
September 30, 2000

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

                       YES    X         NO

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 3, 2000.

     Class A Common Stock, $.20 par value - 30,685,333 shares;
     Class B Common Stock, $.20 par value -  9,500,000 shares


                         ALPHARMA INC.

                             INDEX




                                                       Page No.

PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet as of
    September  30,  2000  and  December  31,  1999
    (restated)                                               3

     Consolidated Statement of Income for the
     Three and Nine Months Ended September 30,
     2000 and 1999   (restated)                              4

     Consolidated Condensed Statement of Cash
     Flows for the Nine Months Ended September 30,
     2000 and 1999   (restated)                              5

     Notes to Consolidated Condensed Financial
     Statements                                              6-19


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                    20-27

   Item 3. Quantitative and Qualitative Disclosures       28
           about Market Risk

PART II.  OTHER INFORMATION

   Item 4.  Results of Votes of Security Holders          29

   Item 6. Exhibits and reports on Form 8-K               29

   Signatures                                             29

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)


                                                    December 31,
                                    September 30,        1999
                                        2000        (Restated)
ASSETS
Current assets:
  Cash and cash equivalents          $  95,583       $ 17,655
  Accounts receivable, net             270,250        189,261
  Inventories                          239,336        161,033
  Prepaid expenses and other            12,872         13,923
      Total current assets             618,041        381,872

Property, plant and equipment, net     324,119        244,413
Intangible assets, net                 607,072        488,958
Other assets and deferred charges       62,619         45,023
      Total assets                  $1,611,851     $1,160,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt    $50,614        $ 9,111
  Short-term debt                        2,717          4,289
  Accounts payable and accrued expenses163,514        135,281
  Accrued and deferred income taxes     16,698         15,595
      Total current liabilities        233,543        164,276

  Long-term debt:
   Senior                              129,997        225,110
   Convertible subordinated notes,
   including $67,850 to related
   party                               371,826        366,674
  Deferred income taxes                 32,023         35,065
  Other non-current liabilities         21,646         17,208

Stockholders' equity:
  Class A Common Stock                   6,193          4,078
  Class B Common Stock                   1,900          1,900
  Additional paid-in-capital           791,105        297,780
  Accumulated other comprehensive
      loss                            (92,988)       (34,201)
  Retained earnings                    123,549         88,560
  Treasury stock, at cost              (6,943)        (6,184)
      Total stockholders' equity       822,816        351,933
        Total liabilities and
          stockholders' equity      $1,611,851     $1,160,266

           The accompanying notes are an integral part of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                              (Unaudited)


                             Three Months Ended    Nine Months Ended
                               September 30,         September 30,
                                         1999                 1999
                               2000    Restated     2000    Restated
Total revenue               $252,634 $199,829     $662,751  $517,995

  Cost of sales             139,461   106,972      360,460   283,970

Gross profit                113,173    92,857      302,291   234,025

  Selling, general and
   administrative expenses    71,757   64,664      203,147   167,478

Operating income             41,416    28,193       99,144    66,547

  Interest expense          (11,324)  (11,257)     (35,237)  (27,580)

  Other income (expense),      (511)    (673)       (4,420)      248
net

Income before provision for
 income taxes                29,581   16,263        59,487    39,215

  Provision for income        9,286    5,890        19,783    14,276
taxes

Net income                  $20,295  $10,373       $39,704  $ 24,939

Earnings per common share:
  Basic                      $   .54 $   .38       $  1.19   $    .91
  Diluted                    $   .48 $   .35       $  1.11   $    .88

Dividends per common share   $  .045 $  .045       $  .135   $   .135








               The accompanying notes are an integral part
           of the consolidated condensed financial statements.
                    ALPHARMA INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                       (In thousands of dollars)
                              (Unaudited)
                                                 Nine Months Ended
                                                 September 30,
                                                           1999
                                             2000       (Restated)
Operating Activities:
  Net income                              $ 39,704    $ 24,939
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization            49,758      35,952
   Stock option income tax benefits          6,189       1,631
   Interest accretion on long-term debt      5,207       2,159
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
     (Increase) in accounts receivable     (89,125)     (2,671)
     (Increase)decrease in inventories     (49,164)    (16,938)
       Increase in accounts payable, accrued
       expenses and taxes payable           39,131         920
     Other, net                              1,493       2,929
       Net cash provided by
         operating activities                3,193      48,921

Investing Activities:
  Capital expenditures                     (57,516)    (23,332)
 Loans to Ascent Pediatrics                 (1,500)     (7,000)
 Purchase of businesses and intangible
     assets, net of cash acquired         (268,711)   (203,408)
     Net cash used in investing activities(327,727)   (233,740)

Financing Activities:
  Dividends paid                            (4,715)     (3,726)
  Proceeds from sale of convertible
   subordinated notes                          -       170,000
  Proceeds from senior long-term debt      128,000     317,000
  Reduction of senior long-term debt      (206,241)   (279,619)
  Net repayments under lines of credit      (1,072)    (15,609)
  Payments for debt issuance costs            (747)     (8,757)
  Proceeds from issuance of common stock   489,196      14,264
       Purchase of treasury stock             (759)     -
          Net cash provided by
            financing activities           403,662     193,553

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                 (2,913)       (965)
  Income tax effect of exchange rate
    changes on intercompany advances         1,713       1,122
     Net cash flows from exchange
               rate changes                 (1,200)        157

Increase in cash                            77,928       8,891
Cash and cash equivalents at
  beginning of year                         17,655      14,414
Cash and cash equivalents at
  end of period                           $ 95,583     $23,305

              The accompanying notes are an integral part of the consolidated condensed financial statements.

1.   General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in
conjunction   with   the   consolidated   financial   statements    of
Alpharma Inc. and Subsidiaries included in the Company's 1999 Annual Report on Form 10-K/A. The reported results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Restatement of Financial Statements

      In the third quarter of 2000 the Company discovered that with respect to its Brazilian AHD operations, which reported revenues of approximately $1,800, $6,000 and $13,700 for the years 1997, 1998, and 1999, respectively, a small number of employees collaborated to circumvent established company policies and controls to create invoices that were either not supported by underlying transactions or for which the recorded sales were inconsistent with the underlying transactions.

       A  full  investigation  of the matter with  the  assistance  of counsel and the company's independent auditors was initiated and completed. As a result, the individuals responsible have been removed, new management has been appointed to supervise AHD Brazilian operations and the Company has restated all affected periods, comprising all four quarters of 1999 and the first two quarters of 2000.

      A summary of the effects of the restatement adjustments on the accompanying balance sheet as of December 31, 1999 and statements of income for the three and nine month periods ended September 30, 1999 follows:


                                       December 31, 1999
                                   Reported         Restated
ASSETS:
 Accounts receivable, net         $199,207          $189,261
 Inventories                       155,338           161,033
 Other current assets               31,578            31,578
     Current assets                386,123           381,872

 Non current assets                778,394           778,394

          Total assets          $1,164,517        $1,160,266

LIABILITIES AND EQUITY:
 Current liabilities              $165,856          $164,276
 Long-term debt                    591,784           591,784
 Deferred taxes and other           52,273            52,273
 Cumulative translation adj.      (34,109)          (34,201)
 Stockholders' equity              388,713           386,134

          Total liabilities &
             equity             $1,164,517        $1,160,266


                      Three Months Ended     Nine Months Ended
                      September 30, 1999    September 30, 1999
                     Reported    Restated   Reported   Restated

Total revenue       $203,131    $199,829   $523,729    $517,995
Cost of sales       108,838     106,972    287,233     283,970
Gross profit         94,293      92,857    236,496     234,025
Selling, general &
  administrative
  expenses            64,664      64,664     167,478    167,478
Operating income     29,629      28,193     69,018      66,547
Interest expense    (11,257)    (11,257)   (27,580)    (27,580)
Other, net             (673)       (673)       248         248
Income before
  provision for
  income taxes       17,699      16,263     41,686      39,215
Provision for
  income taxes        6,436       5,890     15,215      14,276
Net income          $ 11,263    $ 10,373   $ 26,471    $ 24,939
Earnings per
  common share:
     Basic            $0.41       $0.38      $0.96       $0.91
     Diluted          $0.38       $0.35      $0.93       $0.88


3.   Inventories

     Inventories consist of the following:

                                               December 31,
                                September 30,    1999
                                   2000         (Restated)

     Finished product            $146,890       $ 94,189
     Work-in-process               32,173         28,938
     Raw materials                 60,273         37,906
                                 $239,336       $161,033


4.   Business Acquisitions

2000

Roche MFA and Bridge Financing:

     On May 2, 2000, Alpharma announced the completion of the acquisition of the Medicated Feed Additive Business of Roche Ltd.("MFA") for a cash payment of approximately $258,000 and issuance of a $30,000 promissory note to Roche. The Note is due December 31, 2000 and bears interest at the Prime rate. The purchase price will be adjusted based on actual product inventories as of May 2, 2000. In addition certain international inventories were purchased from Roche during a transition period of approximately three months.

     The MFA business had 1999 sales of $213,000 and consists of products used in the livestock and poultry industries for preventing and treating diseases in animals. MFA sales by region are approximately 56% in North America, 20% in Europe and 12% in both Latin America and Southeast Asia.

     The acquisition included inventories, five manufacturing and formulation sites in the United States, global product registrations, licenses, trademarks and associated intellectual property. Approximately 200 employees primarily in manufacturing and sales and marketing are included in the acquisition.

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

     Under the Bridge Financing the Company paid a 1% fee for the banks commitment and in connection with drawing the funds. Interest was payable at Libor plus 2.75%. In addition, because of the size of the acquisition, other possible acquisitions, and the existing restrictive covenants under the 1999 Credit Facility, the Company engaged and incurred fees to investment bankers to advise on alternatives and strategies to finance the Roche acquisition. All fees relating to the bridge financing were expensed in the second quarter.

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

      The non-recurring charges related to the acquisition and financing of MFA included in the second quarter of 2000 are summarized as follows:

     Inventory write-up       $1,000  (Included in cost of sales)
     Severance of existing
       AHD employees             400  (Included in selling,
                                        general and
                                        administrative expenses)
     Bridge financing and
       advisory costs          4,730   (Included in other, net)
                               6,130
          Tax benefit        (2,104)
                              $4,026   $.09 per share-diluted


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

Jumer:

      On April 16, 1999, the Company's IPD acquired the generic pharmaceutical business Jumer Laboratories SARL and related companies of the Cherqui group ("Jumer") in Paris, France for approximately $26,000, which includes the assumption of debt which was repaid subsequent to closing. Based on product approvals received, additional purchase price of approximately $2,100 may be paid in the next 2 years. The acquisition consisted of products, trademarks and registrations. The Company is amortizing the acquired intangibles and goodwill based on lives which vary from 16 to 25 years (average approximately 22 years) using the straight line method.

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase at the beginning of 1999 of all businesses discussed above as if the companies had been combined at such date:

                             Proforma            Proforma
                        Three Months Ended   Nine Months Ended
                           September 30,       September 30,
                               1999           2000*     1999

Revenue                     $256,400        $719,800  $726,100
Net income                    $4,000        $32,400    $4,800
Basic EPS                      $0.15          $0.97     $0.18
Diluted EPS                    $0.14          $0.94     $0.17


     * 2000 excludes actual non-recurring charges related to the Roche MFA acquisition of $4,026 after tax or $0.09 per share.

      These unaudited pro forma results have been prepared for comparative purposes only and include restated amounts, where appropriate and certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of the period, or of future results of operations of the consolidated entities.


5.   Long-Term Debt and Equity Financing


Long-term debt consists of the following:
                                          September 30, December 31,
                                               2000          1999
Senior debt:
 U.S. Dollar Denominated:
  1999 Credit Facility
  (7.70 - 8.25%)                            $105,000     $180,000
  Note payable - Roche (9.5%)                 30,000        -
  Industrial Development Revenue Bonds         7,950        9,130
  Other, U.S.                                     81          172

 Denominated in Other Currencies (NOK)        37,580       44,919
  Total senior debt                          180,611      234,221

Subordinated debt:
 3%     Convertible Senior Subordinated
      Notes due 2006 (6.875% yield),
      including interest accretion            179,031       173,824
 5.75% Convertible Subordinated Notes
       due 2005                               124,945       125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note        67,850       67,850
 Total subordinated debt                     371,826       366,674

  Total long-term debt                       552,437      600,895
  Less, current maturities                    50,614        9,111
                                            $501,823     $591,784

      In May 2000, the Company sold 4,950,000 shares of Class A Common Stock to an investment banker and received proceeds of approximately $185,600. The proceeds were used to repay a portion of the Bridge Financing which was arranged for the purpose of purchasing the Roche MFA business. (See note 4.)

     In June 2000 the Company signed an amendment to its $300,000 1999 Credit Facility with the original consortium of banks plus the Bank of America whereby the six year term loan agreement was increased by $10,000 and the revolving credit facility was increased by $90,000. Concurrently with the completion of the Amendment the Company borrowed the necessary funds, repaid the balance of the Bridge Financing and terminated the Bridge Financing Agreement.

     In August 2000, the Company sold 5,000,000 shares of Class A Common Stock to an investment banker and received proceeds of approximately $287,300. The proceeds were used to repay all outstanding revolving debt under the 1999 Credit Facility with the remainder invested in short-term money market instruments.


6.   Elyzol Dental Gel ("EDG") Product Sale and Related
  Agreements

      In July 2000, the Company's Danish subsidiary sold the patents, trademarks, marketing authorizations, and inventory related to the Elyzol Dental Gel ("EDG") product for cash proceeds of approximately $8,250. Concurrently with this sale, and due to the specialized nature of the manufacturing process for EDG, the company entered into a Toll Manufacturing agreement with the purchaser under which the Company will manufacture EDG for the purchaser for a four year period, for which it will be reimbursed direct manufacturing costs plus an agreed upon amount for overhead and a variable manufacturing profit which declines as production volumes increase. The Company also entered into a Transition Services agreement under which the Company provides regulatory and/or sales and marketing assistance to the purchaser for which it is reimbursed at agreed upon hourly rates.

      As the relative fair value of the assets sold and the Company's toll manufacturing obligation cannot be reliably estimated, the Company has deferred the entire excess of the cash proceeds over the carrying amount of the assets sold and expenses associated with the sale. The deferral amounts to approximately $7,700 and will be amortized over the four year term of the Toll Manufacturing agreement on a straight line basis, which management believes will approximate amortization using the units of production method. Income from the Transition Service agreement and the contractual profit under the Toll Manufacturing agreement will be recognized as services are provided or goods are sold to the purchaser.

      Approximately $480 of the deferral was recognized for the three months ended September 30, 2000. The remaining deferral of $7,220 has been deferred and $1,920 is included in accrued expenses and $5,300 is classified as other non-current liabilities.


7.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)   Three Months Ended   Nine Months Ended
                                  Sept 30,              Sept 30,
                          Sept      1999     Sept 30,     1999
                          30,    (restated)    2000    (restated)
                          2000

Average shares
outstanding - basic     37,615    27,555     33,255    27,439
Stock options              689       393        486       375
Convertible debt         12,039    6,744     12,039     6,744
Average shares
outstanding - diluted   50,343    34,692     45,780    34,558


      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period.

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for all periods presented.

      In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were included in the computation of diluted EPS for the three and nine months periods in 2000. The calculation of the assumed conversion was not included for the three and nine months periods in 1999 because the result was antidilutive.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and the 06 Notes.

     A reconciliation of net income used for basic to diluted EPS is as follows:

                              Three Months      Nine Months Ended
                                  Ended
                                     Sept 30,            Sept 30,
                              Sept     1999      Sept      1999
                              30,    (Restated    30,    (Restated
                              2000       )       2000        )

Net income - basic          $20,295   $10,373  $39,704   $24,939
Adjustments under if -
  converted method, net of    3,750   1,855    11,249      5,565
   tax
Adjusted net income -       $24,045   $12,228  $50,953   $30,504
diluted



8.   Supplemental Data

                              Three Months        Nine Months
                                  Ended              Ended
                              Sept     Sept      Sept     Sept
                              30,       30,      30,      30,
                              2000     1999      2000     1999
Other income (expense),
net:
 Fees for bridge financing
  MFA acquisition           $  -     $ -      $(4,730)   $ -
 Interest income             1,259      260    2,343      704
 Foreign exchange gains
  (losses), net             (1,526)   (622)    (1,968)  (890)
 Amortization of debt costs  (540)    (498)    (1,535)  (1,155)
 Litigation/Insurance
  settlement                   -         -       483    1,000
 Income from joint venture
       carried at equity       348      286     1,306      934
 Other, net                   (52)      (99)     (319)    (345)
                            $( 511)  $ (673)  $(4,420)   $  248


Supplemental cash flow
information:
                               Nine Months
                                  Ended
                              Sept     Sept
                              30,       30,
                              2000     1999

Cash paid for interest (net
of                          $28,124   $19,986
 amount capitalized)
Cash paid for income taxes
 (net of refunds)           $15,533  $  9,018

Detail of businesses and
 intangibles acquired:
 Fair value of assets       $298,711 $252,810
 Seller financed debt -      30,000     -
Roche
 Liabilities assumed            -      43,482
 Cash paid                  268,711   209,328
 Less cash acquired             -       5,920
 Net cash paid for
  businesses and
  intangibles               $268,711 $203,408


9.   Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(6,815) and $26,581 for the three months ended September 30, 2000 and 1999, respectively. Total comprehensive income (loss) amounted to approximately $(19,083) and $17,589 for the nine months ended September 30, 2000 and 1999. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.


10.  Contingent Liabilities and Litigation

      The  Company  was  originally  named  as  one  of  multiple defendants in 68 lawsuits alleging personal injuries and six class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The Company has been dismissed in all the class actions and the plaintiffs in 59 of the lawsuits have agreed to dismiss the Company without prejudice. Based on an evaluation of the circumstances as now known, including but not solely limited to, 1) the fact that the Company did not manufacture phentermine, 2) it had a diminimus share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

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

      The United Kingdom Office of Fair Trading ("OFT") is conducting an investigation into the pricing and supply of medicine by the generic industry in the United Kingdom. As part of this investigation, Cox received in February 2000 a request for information from the OFT. The request states that the OFT is particularly concerned about the sustained rise in the list price of a range of generic pharmaceuticals over the course of 1999 and is considering this matter under competition legislation. In December 1999 Cox received a request for information from the Oxford Economic Research Association ("OXERA"), an economic research company which has been commissioned by the United Kingdom Department of Health to carry out a study of the generic drug industry. The requests related to certain specified drugs. The Company has responded to both requests for information. The Company has not had any communications from either agency regarding the initial responses. Effective August 3, 2000 the government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 to 15 months based in part on the results of the OXERA activities. The Company is unable to predict what final impact the OFT investigation or OXERA activities will have on the operations of Cox and the pricing of generic pharmaceuticals in the United Kingdom.

      The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.


11.  Business Segment Information

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

                         Three Months Ended September 30,
                     2000        1999         2000       1999
                          Revenues            Operating Income

IPD                $73,500    $84,057      $   8,236    $11,716
USPD                68,076     59,421         11,166      7,555
FCD                 16,509     15,331          6,432      5,773
AHD                 89,051     37,362 (1)     17,647      8,106 (1)
AAHD                 6,622      5,383           1,951      (211)
Unallocated and
 eliminations        (1,124)   (1,725)        (4,016)    (4,746)
                  $252,634    $199,829(1)   $ 41,416   $28,193 (1)



                          Nine Months Ended September 30,
                     2000        1999         2000*       1999
                          Revenues            Operating Income

IPD               $235,513    $212,257        $ 35,420  $24,738
USPD              163,876       19,051         141,172   11,998
FCD                47,322       46,783          18,591   17,719
AHD               205,753     110,504 (1)       39,227   25,572 (1)
AAHD               12,623      10,017             (446)  (2,051)
Unallocated and
 eliminations      (2,336)     (2,738)         (12,699) (11,429)
                  $662,751   $517,995(1)       $99,144  $66,547(1)

(1)  Restated

* AHD 2000 operating income includes one-time charges of $1,400 related to the acquisition of Roche MFA.

      At December 31, 1999 AHD identifiable assets were $204,188.
Due primarily to the acquisition of Roche MFA the identifiable assets of AHD at September 30, 2000 are approximately $600,000.

12.  Strategic Alliance

Ascent Loan Agreement and Option:

      On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company will provide up to $40,000 in loans to Ascent to be
evidenced  by  7 1/2%  convertible  subordinated  notes  due   2005.
Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. As of September 30, 2000, the Company has advanced $12,000 to Ascent under the general corporate purpose section of agreement and the loans are included as other assets.

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

     Ascent has incurred operating losses since its inception and has publicly disclosed that if a significant product is not approved by the FDA in the fourth quarter of 2000 it may need to raise additional financing or curtail operations. The Company's accounting policy with regard to its Ascent loans is to recognize losses, up to the amount of its loans, to the extent Ascent has accumulated losses in excess of its stockholders' equity and the indebtedness subordinate to the Company's loans. Additionally, the Company is required to assess the general collectibility of its loans to Ascent and make any appropriate reserves. The Company evaluates its Ascent loans quarterly. As of September 30, 2000, no losses or reserves were provided.

13.  Recent Accounting Pronouncements

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

14.  Subsequent Event

      In November, 2000 two lawsuits were filed against the Company and certain of its executive officers alleging violations of securities laws and seeking to recover damages on behalf of a class consisting of those persons and entities who purchased the Company's common stock between April 1999, and October 2000. Publicly available sources indicate that one or more additional lawsuits containing similar allegations may have been filed, but the Company has not received or reviewed court documents in that regard. The Company believes it has defenses to these allegations and intends to engage in a vigorous defense.



Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Overview

      In 1999, the Company made a number of acquisitions intended to enhance future growth. The International Pharmaceuticals Division ("IPD") acquired Human Pharmaceuticals businesses in Germany ("Isis") and France. The Animal Health Division ("AHD") acquired an Animal Pharmaceutical business in the United States ("ID Russell") and a technology license for Reporcin. The Aquatic Animal Health Division ("AAHD") purchased an aquatic health distribution company in the United Kingdom, ("Vetrepharm"). In 2000 the Company continued its strategy of growth and completed its largest acquisition and related financings.

      - On May 3, 2000, the Company's AHD purchased the Medicated Feed Additive Business of Roche Ltd. ("MFA") for a cash payment of $258.0 million and the issuance of a $30.0 million promissory note to Roche. The acquisition was initially financed under a $225.0 million bridge financing agreement ("Bridge Financing") and existing credit agreements.

      -     On May 12, 2000, the Company sold 4,950,000 shares of
      Class   A   common   stock   and   received   proceeds   of
      approximately $185.6 million which were used to repay a portion of the Bridge Financing.

      - In June 2000, the Company signed an amendment to its 1999 Credit Facility and increased the facility by $100.0 million. Upon the completion of the amendment the Company borrowed the necessary funds and repaid and terminated the Bridge Financing.

      - In August 2000, the Company sold 5,000,000 shares of Class A Common stock and received net proceeds of approximately $287.3 million. The proceeds were used to pay down existing line of credit and other short-term debt with the balance being invested in money market instruments.

     The acquisition of the MFA, the 1999 acquisitions by IPD and AHD, and the financing required to complete the acquisitions affect most comparisons of 2000 results to 1999. The year to date results for 2000 include one-time charges incurred in the second quarter related to the MFA acquisition of $6.1 million ($4.0 million after tax or $.09 per share diluted).

      The Company has integrated the operations of the 1999 acquisitions and MFA within the respective divisional operations in varying degrees. The MFA acquisition has been integrated to a greater extent because its assets, operations and personnel were immediately absorbed in existing AHD legal entities. The MFA, in particular, and to a lesser extent the other acquisitions share with their respective divisions customers, R&D efforts, supply chain activities, and administrative support and have complementary product lines and sales forces. As a result the full incremental impact of the acquisitions is impractical to segregate. The Company estimates acquisitions contributed revenues of approximately $56.0 million and $142.0 million, respectively, in the three and nine months ended September 30, 2000.


Results of Operations - Nine Months Ended September 30, 2000

       (All amounts for prior years have been restated as appropriate. See Note 2 to the Condensed Financial Statements.)

      Total revenue increased $144.8 million (27.9%) in the nine months ended September 30, 2000 compared to 1999. Operating income in 2000 was $99.1 million, an increase of $32.6 million, compared to 1999. Net income was $39.7 million ($1.11 per share diluted) compared to $24.9 million ($.88 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of Class A Common stock in November 1999, May 2000, and August 2000. The nine month period ended September 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.09 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $43.7 million ($1.20 per share diluted).

      Revenues increased in the Human Pharmaceuticals business by $46.5 million and in the Animal Pharmaceuticals business by $97.9 million. The aggregate increase in revenues was reduced by over $21.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

      Changes in revenue and major components of change for  each division  in  the  nine  month period ended  September  30,  2000 compared to September 30, 1999 are as follows:

      Revenues in IPD increased by $23.3 million due primarily to the 1999 acquisitions. Higher pricing in the U.K. was offset substantially by effects of currency translation and lower volume in certain markets. The pricing in the U.K. market was higher relative to the first half of 1999, but was lower in the third quarter 2000 compared to the third quarter of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to conditions affecting the market which abated somewhat during the second quarter of 2000. Effective August 3, 2000 the U.K. government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 to 15 months. Market conditions resulted in certain lower prices in the second quarter of 2000 and further reductions as a result of the adoption of the above noted legislation have occurred in the third quarter of 2000. The Company's 2000 business plan anticipated the approximate effect of lower pricing.

       USPD revenues increased $22.7 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD increased by $.5 million due mainly to minor price increases being partially offset by translation of sales in local currency into the U.S. Dollar.

      AHD revenues increased $95.2 million due to acquisitions primarily MFA. Adverse market and competitive conditions in a number of AHD's main markets caused volume and to a lesser extent price reductions in certain ongoing products. AAHD revenues increased due to new product introductions and the acquisition of Vetrepharm in November of 1999.

      On  a  consolidated  basis, gross  profit  increased  $68.3 million and the gross margin percent increased marginally to 45.6% in 2000 compared to 45.2% in 1999.

      A major portion of the dollar increase results from the acquisitions (primarily MFA and Isis). Higher pricing in the IPD's United Kingdom market and volume increases of a number of products in USPD also contributed to the increase. Partially offsetting increases were volume decreases in AHD ongoing products and certain IPD markets, lower net pricing in USPD and the effects of foreign currency translation.

      In  addition,  AHD  gross profits were reduced  by  a  $1.0 million write-up and subsequent write-off upon sale of MFA manufactured inventory. The write-up is required by Generally
Accepted Accounting Principles.

      Operating expenses increased $35.7 million and represented 30.7% of revenues in 2000 compared to 32.3% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and Isis). Other increases included professional and consulting expenses for strategic planning, information technology and acquisitions, and a $.4 million charge for severance of existing AHD employees resulting from the combining of the sales forces of MFA and AHD. The percentage reduction is primarily the result of leveraging of incremental MFA sales on the existing AHD business infrastructure.

      Operating income increased $32.6 million (49.0%). AHD accounted for $13.7 million of the increase due primarily to the MFA acquisition offset by weakness in base product sales in a number of markets. IPD increased $10.7 million due to higher pricing in the UK market during the first 6 months and to a lesser extent the Isis acquisition offset partially by lower volume in certain IPD markets. USPD increased $7.1 million due to increased volume offset in part by lower net pricing.

      Interest expense increased in 2000 by $7.7 million due primarily to debt incurred to finance the acquisitions and to a lesser extent, higher interest rates in 2000.

      Other, net was $4.4 million expense in 2000, due primarily to $4.7 million fees incurred as part of the $225.0 million MFA bridge financing and other financing fees. The bridge financing was committed, drawn, repaid and terminated in the second quarter. All fees associated with the interim financing were expensed in the second quarter.

      The year-to-date estimated effective tax rate was 33.3% in 2000 compared to 36.4% in 1999. The primary reason for the lower rate is the acquisition of foreign businesses in recent years and the restructuring of ownership of legal entities in 2000 to allow for movement of funds between the international entities and maximize foreign tax efficiency.

Results of Operations - Three Months Ended September 30, 2000

      Total revenue increased $52.8 million (26.4%) in the three months ended September 30, 2000 compared to 1999. Operating income in 2000 was $41.4 million, an increase of $13.2 million, compared to 1999. Net income was $20.3 million ($.48 per share diluted) compared to $10.4 million ($.35 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of stock in November 1999, May 2000 and August 2000.

      Revenues decreased in the Human Pharmaceuticals business by $.7 million and increased the Animal Pharmaceuticals business by $52.9 million. The aggregate increase in revenues was reduced by over $11.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

      Changes in revenue and major components of change for  each division  in  the  three month period ended  September  30,  2000 compared to September 30, 1999 are as follows:

      Revenues in IPD decreased by $10.6 million due primarily to the effects of currency translation and lower pricing. The pricing in the U.K. market was lower relative to the third quarter of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to conditions temporarily affecting the market. The market has stabilized and prices have lowered due to market conditions. Effective August 3, 2000 the U.K. government has adopted interim maximum pricing legislation which caused IPD to lower prices. The government has indicated that it will review the interim legislation within the next 12 to 15 months. Further price decreases may occur in the fourth quarter of 2000 as a result of the legislation. The Company's 2000 business plan anticipated the approximate effect of lower pricing.

     USPD revenues increased $8.7 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD increased by $1.2 million due mainly to price and volume and offset partially by currency translation. AHD revenues increased $51.7 million due primarily to the acquisition of MFA in May 2000. Volume in other core products and markets declined marginally due to adverse market and competitive conditions. AAHD sales increased $1.2 million due to the introduction of new vaccines and to a lesser extent to the acquisition of Vetrepharm in 1999.

      On  a  company-wide  basis, gross  profit  increased  $20.3 million  and the gross margin percent declined to 44.8%  in  2000 compared to 46.5% in 1999.

      A major portion of the increase in dollars results from the acquisitions (primarily MFA), and to a lesser extent increased volume in USPD. Partially offsetting increases were volume declines in certain AHD and IPD markets, the effects of foreign currency translation and by lower net pricing in USPD and AHD.

      Operating expenses increased $7.1 million and represented 28.4% of revenues in 2000 compared to 32.4% in 1999. The dollar increase is mainly attributable to the acquisition of MFA. However, the lower percent to sales is also attributable to MFA due to leveraging of MFA sales on the existing AHD business infrastructure. Partially offsetting the operating expense increase was the reversal of the AHD 2000 bonus of $1.0 million accrued thru the second quarter as compared to an approximate $.7 million accrual for AHD bonuses in the third quarter of 1999. Divisional bonuses are dependent on achieving budgeted goals for operating income and return on capital. Recent developments in
AHD make it highly unlikely a bonus will be payable to AHD employees. In addition, the effects of foreign currency translation lowered expenses as reported in U.S. dollars.

     On an overall basis operating income increased $13.2 million primarily due to the acquisition of MFA, increased volume in USPD, lower percentage of operating expenses in AHD and income as opposed to a loss by AAHD. Increases were reduced by lower income in IPD due mainly to the expected decrease in Cox operating income when compared to the 1999 which was impacted favorably by market conditions.

      Interest expense was approximately equal to 1999 as debt incurred to finance acquisitions was substantially refinanced by equity sales in November 1999, May 2000 and August 2000.

Financial Condition

      Working capital at September 30, 2000 was $384.5 million compared to $217.6 million at December 31, 1999. The current ratio was 2.65 to 1 at September 30, 2000 compared to 2.32 to 1 at year end. Long-term debt to stockholders' equity was 0.61:1 at September 30, 2000 compared to 1.68:1 at December 31, 1999.

      The Company's balance sheet changed substantially as a result of the acquisition and financing of MFA in second quarter of 2000. Accounts receivable and inventory each increased at June 30, 2000 by approximately $40.0 million in the AHD. Intangible assets and property, plant and equipment increased by over $250.0 million. The acquisition was ultimately financed principally by a sale of Class A Common stock of approximately $186.0 million with the balance of the MFA acquisition financed by long-term debt. Increased accounts payable and short-term debt financed the additional working capital required by MFA.

      The balance sheet improved in the third quarter as a result of the sale of Class A Common stock of approximately $288.0 million. The proceeds were used to pay off all revolving debt under the 1999 credit facility and substantially all short term debt with the balance invested in money market instruments.

      At September 30, 2000, the Company had $95.6 million in cash, available short term lines of credit of approximately $42.0 million and $290.0 million available under its 1999 Credit Facility. The credit facility was amended in June of 2000 with the effect of increasing the overall amount available by $100.0 million. The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 2.0% depending on the ratio of total debt to EBITDA. As of September
30, 2000 the margin was 1.375%. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs.

      All balance sheet captions decreased as of September 30, 2000 compared to December 1999 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, British Pound and the Euro depreciated versus the U.S. Dollar in the nine months of 2000 by approximately 14%, 15%, 9% and 12%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $8.1 million, inventories $9.5 million, accounts payable and accrued expenses $8.1 million, and total stockholders' equity $58.8 million. The $58.8 million decrease in stockholder's equity represents accumulated other comprehensive loss for the nine months ended September 30, 2000 resulting from the continued strengthening of the U.S. Dollar.

      The Company has approved a number of capital projects in 2000 including the purchase and construction of a AHD plant for Reporcin, (a product and technology acquired in 1999) and a company-wide information technology project which is expected to require expenditures of over $30.0 million.

      In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD may provide up to $40.0 million in loans to Ascent to be evidenced by 7 1/2% convertible subordinated notes due 2005. Up to $12.0 million of the proceeds of the loans can be used only for general corporate purposes, with $28.0 million of proceeds reserved for approved projects and acquisitions intended to enhance the growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. The exact timing and/or ultimate amount of loans to be provided cannot be predicted. As of September 2000, $12.0 million has been advanced for general corporate purposes.

     Ascent has incurred operating losses since its inception. An important element of Ascent's business plan contemplated commercial introduction of two pediatric pharmaceutical products which require FDA approval. Ascent has received FDA approval in January 2000 for one product and the other product is subject to FDA action which has delayed its commercial introduction until the fourth quarter of 2000 or later. The delay in drug introduction has resulted in Ascent continuing to incur substantial losses thru September 30, 2000. If the commercial introduction of the second product is delayed past the fourth quarter 2000, Ascent may need to raise additional funds. There is no assurance that Ascent can raise any additional funds in which case it may be required to curtail its operations. The Company is required to recognize losses, up to the amount of its loans, to the extent Ascent has accumulated losses in excess of its stockholders' equity and the indebtedness subordinate to the Company's loans. The Company is further required to assess the general collectibility of its loans to Ascent and make any appropriate reserves. The Company will continue to monitor the operations and forecasts of Ascent to consider what actions, if any, are required with respect to the Company's loans to Ascent.

      An important element of the Company's long term strategy is to pursue acquisitions that in general will broaden global reach and/or augment product portfolios. While no commitments exist, the Company is presently considering and expects to continue its pursuit of complementary acquisitions or alliances. In order to accomplish any individually significant acquisition or combination of acquisitions, the Company may use its available cash and credit lines and, if more significant, obtain additional financing in the form of equity related securities and/or borrowings. To prepare for this possibility, the Company presently has an effective shelf registration with approximately $200 million available for either debt or equity financing. In anticipation of further offerings the Company amended its Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 50 million to 65 million in July 2000.

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

Item  3.  Quantitative and Qualitative Disclosures  about  Market
Risk

Quantitative Disclosure - There has been no material  changes  in
the   Company's  market  risk  during  the  nine   months   ended
September 30, 2000.

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

PART II.    OTHER INFORMATION

Item 4.   Results of Votes of Security Holders

     An Amendment to the Company's Amended and Restated
Certificate of Incorporation was approved by written consent of:

          For       53,643,595
          Against      244,652
          Abstain      352,433

     The approval increased the authorized number of shares of Class A Common Stock from 50,000,000 to 65,000,000.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits (electronic filing only)
          3 Amendment to the Amended and Restated Certificate of Incorporation of Alpharma Inc. is filed as an exhibit to this report.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          On October 31, 2000, the Company filed a report on Form
          8-K reporting in Item 5 - the restatement of its financial statements for 1999 and the two quarters of 2000 and in Item 9 - the press release reporting third quarter earnings.





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Alpharma Inc.
                              (Registrant)



Date:  November 14, 2000      /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer