Form 10-K/A
period 1999-12-31
ALPHARMA INC
filed 2000-11-15
CIK 730469

35

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                          FORM 10 - K/A
                       Amendment No. 1 to

        Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

      For the fiscal year ended               Commission File No.
1-8593
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

Item 1.   Business

GENERAL

      The Company is a multinational pharmaceutical company that develops, manufactures and markets pharmaceutical products for use in humans and animals. The Company manufactures and markets approximately 620 pharmaceutical products for human use and 40 animal health products. The Company conducts business in more than 60 countries and has approximately 3,300 employees at 40 sites in 22 countries. For the year ended December 31, 1999, the Company generated revenue and operating income of over $732 million and $95 million, respectively.

Restatement of Financial Statements

      In the third quarter of 2000 the Company discovered that with respect to its Brazilian Animal Health Division ("AHD") operations, which reported revenues of approximately $1.8 million, $6.0 million and $13.7 million for the years 1997, 1998, and 1999, respectively, a small number of employees collaborated to circumvent established company policies and controls to create invoices that were either not supported by underlying transactions or for which the recorded sales were inconsistent with the underlying transactions.

      A full investigation of the matter with the assistance of counsel and the company's independent auditors was initiated and completed. As a result, the individuals responsible have been removed, new management has been appointed to supervise AHD Brazilian operations and the Company has restated all affected period, comprising all four quarters of 1999 and the first two quarters of 2000.

      See  Notes  2B,  21  and  22 of the Consolidated  Financial
Statements for additional information.

      As a result of the revisions to our 1999 financial statements, the Company will also be amending other SEC filings to reflect the revisions to our quarterly results.

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


($in Millions)               Revenues       Operating Income
(loss)
                          1999  1998    1997   1999    1998    1997

International
Pharmaceuticals
 Division                303.3  193.1  134.1  35.6     8.0   11.0

U.S. Pharmaceutical
Division                 197.3  178.8  155.4  16.6    11.1   4.1


Fine Chemicals Division  60.8   53.0   38.7   23.1    17.5   9.4

Animal Health Division   159.5* 166.3  158.4  38.1*   37.8   32.0

Aquatic Animal Health
Division                 16.1   19.0   15.3   (2.5)   3.6    2.8

* Previously reported 1999 amounts for the Animal Health Division were revenues $169.2 million and operating income $42.3 million.

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


Animal Pharmaceuticals

   The animal pharmaceutical business is comprised of the Animal Health Division and the Aquatic Animal Health Division. Each of these divisions is managed by a separate senior management team. In 1999, the Company had animal health product sales of approximately $175.6 million, before elimination of intercompany sales, with operating profit of approximately $35.6 million.

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


Financial  Information About Foreign and Domestic Operations  and
Export Sales

      The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for approximately 50% of the Company's revenues in 1999. For certain financial information concerning foreign and domestic operations see Note 21 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.


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

Item 6.   Selected Financial Data

      The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 1999 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. The Company's 1999 financial statements have been restated. No financial statements prior to 1999 have been restated. For a further discussion of the restatement see "Business - Restatement of Financial Statements" and note 2B of the notes to consolidated financial statements. All amounts are in thousands, except per share data.


 Income Statement Data
                                      Years Ended December 31,
                       1999(3,5) 1998(2)    1997     1996(1)     1995
                          (as
                       restated)

Total revenue          $732,443  $604,584 $500,288 $486,184   $520,882

Cost of sales          392,316   351,324  289,235   297,128    302,127


 Gross profit          340,127   253,260  211,053   189,056    218,755


Selling, general and
 administrative        244,775   188,264  164,155   185,136    166,274
expenses

Operating income       95,352     64,996  46,898      3,920     52,481


Interest expense       (39,174)  (25,613) (18,581)   (19,976)  (21,993)


Other income
 (expense), net         1,450      (400)     (567)     (170)      (260)


Income (loss) before
 income taxes          57,628     38,983  27,750    (16,226)    30,228


Provision (benefit)
 for income taxes      20,656     14,772   10,342    (4,765)    11,411


Net income (loss)      $36,972   $24,211  $ 17,408  $(11,461)   18,817        $


Average number of
 shares outstanding:
  Diluted              34,848(4)  26,279   22,780    21,715     21,754


Earnings (loss) per
 share: Diluted        $ 1.27    $   .92  $   .76   $  (.53)   $   .87

Dividend per common
 share                 $  .18    $   .18  $   .18   $   .18    $   .18


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

(4) Includes shares assumed issued under the if-converted method for the convertible notes.

(5) See note 2B of the notes to the consolidated financial statements for a description of the adjustments resulting from the restatement.


                                 As of December 31,
Balance Sheet Data     1999(1,3)    1998(2)   1997      1996      1995
                     (as restated)

Current assets         $  381,872  $335,484  $273,677  $274,859  $282,886
Non-current assets        778,394   573,452   358,189   338,548   351,967

 Total assets         $1,160,266  $908,936  $631,866  $613,407  $634,853
Current liabilities    $  164,276  $170,437  $133,926  $155,651  $169,283
Long-term debt, less
  current maturities     591,784    429,034   223,975   233,781   219,451
Deferred taxes and
  other non-current
  liabilities              52,273    42,186    35,492    37,933    40,929
Stockholders' equity      351,933   267,279   238,473   186,042   205,190
  Total liabilities
  and equity           $1,160,266  $908,936  $631,866  $613,407  $634,853


(1)  Includes  accounts  from date of acquisition  for  all  1999 acquisitions.

(2)  Includes   accounts   from  date  of  acquisition   of   Cox
     Pharmaceuticals (May 1998).

(3) See note 2B of the notes to the consolidated financial statements for a description of the adjustments resulting from the restatement.

Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations


      The Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 presented below reflects certain restatements to the Company's previously reported financial statements. See "Business-Restatement of Financial Statements" and note 2B of the notes to consolidated financial statements for a discussion of the restatement.

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

      For the year ended December 31, 1999 revenue was $732.4 million, an increase of $127.9 million (21.1%) compared to 1998. Operating income was $95.4 million, an increase of $30.4 million, compared to 1998. Net income was $37.0 million ($1.27 per share) compared to a net income of $24.2 million ($.92 per share) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced net income by $3.1 million ($.12 per share).

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

                            Revenues

      Revenues increased in the Human Pharmaceuticals business by $136.4 million and decreased in the Animal Pharmaceuticals business by $9.8 million. Currency translation of international sales into U.S. Dollars was not a major factor in the increases or decreases of any business segment. On an overall basis, the Company estimates that revenues grew approximately 10% excluding the timing effect of acquisitions, the loss of sales to the WYNCO joint venture and the overall effect of currency translation.

      Changes in revenue and major components of change for each division in the year ended December 31, 1999 compared to December 31, 1998 are as follows:

     Revenues in IPD increased by $110.1 million due primarily to the acquisitions in 1998 and 1999 ($86.7 million aggregate increase due mainly to the Cox and Isis acquisitions). The introduction of new products and price increases which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Cox revenues grew in 1999 primarily due to higher pricing due in large part to conditions affecting the market which may not continue in 2000. USPD revenues increased $18.5 million due to volume increases in existing and new products offset partially by lower net pricing. Revenues in FCD increased by $7.8 million due mainly to volume increases in vancomycin, bacitracin and amphotericin. AHD revenues decreased $6.9 million due primarily to sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company. (i.e., WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) The AHD revenue decrease was partially offset by increased volume in the poultry and cattle markets and one quarter of revenues from I.D. Russell (acquired in September
1999). AAHD sales were $2.9 million lower due to increased competition and an inability to supply certain products from the Bellevue, Washington facility.

                          Gross Profit

     On a consolidated basis, gross profit increased $86.9 million and the gross margin percent increased to 46.4% in 1999 compared to 41.9% in 1998. Gross profit in 1998 was reduced by a $1.3 million charge related to the acquisition of Cox (or .2%).

     A major portion of the dollar and percent increase in the Company's consolidated gross profits was recorded in IPD and results from the 1998 and 1999 acquisitions (particularly Cox and
Isis). Cox increased primarily due to higher pricing and the normal Isis gross profit percent is higher than the Company average. Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in USPD and FCD and sales of new products in IPD and USPD. Partially offsetting increases were volume decreases in certain IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

                       Operating Expenses

     Operating expenses increased $56.5 million and represented 33.4% of revenues in 1999 compared to 31.1% in 1998. A major portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, expenses related to the closing of the AAHD facility in Bellevue, Washington, and increases in compensation including severance related to management changes and incentive programs. Operating expenses in 1998 include a write-off of in-process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

                        Operating Income

      Operating  income  as restated in 1999 increased  by  $30.4 million. The Company believes the change in operating income can be approximated as follows:

($ in millions)      IPD   USPD    FCD    AHD   AAHD  Unalloc  Total
                                                         .

1998 Operating
 income              $8.0  11.1   17.5   37.8   3.6   (13.0)   $65.0
Acquisition
 charges - Cox        3.6   -      -      -     -      -        3.6
Acquisition
operating income     12.7   -      -       .5   -      -       13.2
Net margin
 improvement due
to
 volume, new         21.5   9.7    8.0    6.4  (3.9)    -       41.7
    products   and
price
(Increase) in
     operating
expenses, net
                    (9.8)  (4.2)  (3.1)  (7.2) (2.0)  (2.5)    (28.8)
Translation and
 other              (.4)     -       .7    .6   (.2)    -         .7


1999 Operating      $35.6  16.6   23.1   38.1   (2.5)    (15.5)   $95.4
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

     The provision for income taxes was 35.8% in 1999 compared to 37.9% in 1998. The 1998 rate includes a 1.7% rate increase due to the write-off of in-process R&D which is not tax benefited.

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

                        Operating Income

      Operating  income  as reported in 1998 increased  by  $18.1 million. The Company believes the change in operating income can be approximated as follows:

($ in millions)      IPD   USPD    FCD    AHD   AAHD  Unalloc  Total
                                                         .

1997 Operating
 income             $11.0   4.1    9.4   32.0   2.8   (12.4)   $46.9
Acquisition
 charges - Cox       (3.6)   -      -      -     -      -       (3.6)

Cox      operating    5.2   -      -      -     -      -        5.2
income
Net margin
 improvement due
to
 volume, new          5.9  10.5    7.7    9.8   3.0    -       36.9
    products   and
price
(Increase) in
 production and
 operating
expenses,
 net                (7.1)  (3.5)  (.1)   (4.1) (1.9)   (.6)    (17.3)
Translation and
 other              (3.4)    -     .5      .1   (.3)     -      (3.1)


1998 Operating       $8.0  11.1   17.5   37.8   3.6   (13.0)   $65.0
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

Liquidity and Capital Resources

      At December 31, 1999, stockholders' equity was $351.9 million compared to $267.3 million and $238.5 million at December 31, 1998, and 1997, respectively. The ratio of long-term debt to equity was 1.68:1, 1.61:1, and 0.94:1 at December 31, 1999, 1998 and 1997, respectively. The increase in stockholders' equity in 1999 primarily reflects net income in 1999 and the issuance of common stock in 1999 primarily resulting from the $62.4 million equity offering and the exercise of stock options less dividends and the currency translation adjustment. The increase in long-term debt from 1997 to 1999 was due primarily to the acquisitions in 1998 and 1999.

      Working capital at December 31, 1999 was $217.6 million compared to $165.0 million and $139.8 million at December 31, 1998 and 1997, respectively. The current ratio was 2.32:1 at December 31, 1999 compared to 1.97:1 and 2.04:1 at December 31, 1998 and 1997, respectively.

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

      10.3 Indenture, dated as of March 30, 1998, by and among the Company and First Union National Bank, as trustee, with respect to the 5 3/4% Convertible Subordinated Notes due 2005 was filed as Exhibit 4.1 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

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

      10.15  Employment agreement dated July 1, 1999 between  the
Company and Einar W. Sissener is filed as an Exhibit to this Report.*

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

      21      A list of the subsidiaries of the Registrant as  of
March 1, 2000 is filed as an Exhibit to this Report.*

     23     Consent of PricewaterhouseCoopers L.L.P., Independent
Accountants, is filed as an Exhibit to this Report.

      27      Financial Data Schedule is filed as an  Exhibit  to
this Report.

* Previously filed with original Form 10-K for 1999.

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

November 13, 2000                  ALPHARMA INC.
                              Registrant


                              By:  /s/ Einar W. Sissener
                                  Einar W. Sissener
                                  Director and Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  November 13, 2000           /s/ Einar W. Sissener
                              Einar W. Sissener
                                   Director and Chairman of the Board



Date:       November 13, 2000           /s/ Ingrid Wiik
                                   Ingrid Wiik
                                   Director, President and
                                   Chief Executive Officer



Date:  November 13,2000            /s/ Jeffrey E. Smith
                                   Jeffrey E. Smith
                                     Vice   President,   Finance   and
Chief Financial Officer
                                   (Principal accounting officer)




Date:  November 13, 2000           /s/ I. Roy Cohen
                                   I. Roy Cohen
                                   Director and Chairman of the
                                   Executive Committee




Date:  November 13, 2000           /s/ Thomas G. Gibian
                                   Thomas G. Gibian
                                   Director and Chairman of the
                                   Audit Committee



Date:  November 13, 2000           /s/ Glen E. Hess
                                   Glen E. Hess
                                   Director



Date:  November 13, 2000
                                   Peter G. Tombros
                                   Director and Chairman
                              of the Compensation Committee




Date:  November 13, 2000           /s/ Erik G. Tandberg
                                   Erik G. Tandberg
                                   Director



Date:       November 13, 2000           /s/ Oyvin Broymer
                                   Oyvin Broymer
                                   Director



Date:       November 13, 2000           /s/ Erik Hornnaess
                                   Erik Hornnaess
                                   Director



   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                         ______________




                                                       Page

Consolidated Financial Statements:

  Report of Independent Accountants                         F-2

  Consolidated Balance Sheet at
     December 31, 1999 (restated) and 1998             F-3

  Consolidated Statement of Income for
     the years ended December 31, 1999 (restated),
     1998 and 1997                                     F-4

  Consolidated Statement of Stockholders'
     Equity for the years ended
     December 31, 1999 (restated), 1998 and 1997     F-5 to F-6

  Consolidated Statement of Cash Flows
     for the years ended December 31, 1999
      (restated), 1998 and 1997                            F-7 to
F-8

  Notes to Consolidated Financial Statements         F-9 to F-44

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
               REPORT OF INDEPENDENT ACCOUNTANTS







To the Stockholders and
 Board of Directors of
 Alpharma Inc.:


In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10-K/A present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company") as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2B, in the 1999 consolidated financial statements have been restated for certain sales transactions.






PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 23, 2000, except for
Note 2B and paragraph 2 of
Note 23, as to which the date
is November 10, 2000


                 ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                (In thousands, except share data)

                                                December 31,
                                            1999         1998
                                        (as restated)
ASSETS
Current assets:
 Cash and cash equivalents            $   17,655      $ 14,414
 Accounts receivable, net                189,261       169,744
 Inventories                             161,033       138,318
 Prepaid expenses and other
  current assets                          13,923        13,008
     Total current assets                381,872       335,484

Property, plant and equipment, net       244,413       244,132
Intangible assets, net                   488,958       315,709
Other assets and deferred charges         45,023        13,611

       Total assets                   $1,160,266      $908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt        $    9,111  $ 12,053
 Short-term debt                           4,289        41,921
 Accounts payable                         51,621        41,083
 Accrued expenses                         83,660        64,596
 Accrued and deferred income taxes         15,595       10,784

     Total current liabilities           164,276       170,437

Long-term debt:
 Senior                                  225,110       236,184
 Convertible subordinated notes,
   including $67,850 to related party    366,674       192,850
Deferred income taxes                     35,065        31,846
Other non-current liabilities             17,208        10,340

Stockholders' equity:
 Preferred stock, $1 par value,
   no shares issued                          -             -
 Class A Common Stock, $.20
   par value, 20,390,269 and
   17,755,249 shares issued                4,078         3,551
 Class B Common Stock, $.20 par value,
  9,500,000 shares issued                  1,900         1,900
 Additional paid-in capital              297,780       219,306
 Accumulated other comprehensive loss   (34,201)       (7,943)
 Retained earnings                        88,560        56,649
 Treasury stock, at cost                 (6,184)       (6,184)

     Total stockholders' equity          351,933       267,279
     Total liabilities and
stockholders' equity                  $1,160,266      $908,936

         See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)

                                      Years Ended December 31,
                                     1999     1998      1997
                                 (as restated)

Total revenue                     $732,443  $604,584   $500,288

  Cost of sales                    392,316   351,324    289,235

Gross  profit                       340,127   253,260     211,053
Selling, general and
    administrative expenses        244,775   188,264    164,155
Operating income                    95,352    64,996     46,898
  Interest expense                (39,174)  (25,613)   (18,581)
  Other income (expense), net        1,450     (400)      (567)

Income before income taxes          57,628    38,983     27,750
     Provision for income taxes     20,656    14,772     10,342

Net income                        $ 36,972   $24,211   $ 17,408

Earnings per common share:
  Basic                             $ 1.33   $   .95  $    .77
  Diluted                           $ 1.27   $   .92  $    .76



         See notes to consolidated financial statements.

                         ALPHARMA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                                  Accumulated
                                                     Other                           Total
                                      Additional  Comprehen-                          Stock-
                             Common    Paid-In    sive Income  Retained   Treasury    holders
                             Stock     Capital      (Loss)     Earnings    Stock      Equity

Balance, December 31, 1996  $4,408    $122,252    $10,491      $54,996   $(6,105)    $186,042
Comprehensive
income(loss):
Net income - 1997                                              17,408                 17,408
Currency translation
 adjustment                                       (18,866)                           (18,866)
 Total comprehensive loss                                                             (1,458)
Dividends declared
 ($.18 per common share)                                       (4,198)               (4,198)
Tax benefit realized from
 stock option plan                        228                                            228
Purchase of treasury stock                                                  (13)        (13)
Exercise of stock options
 (Class A) and other            14        794                                            808
Exercise of stock rights
 (Class A)                     440     35,538                                         35,978
Stock subscription by
 A.L. Industrier (Class B)     254     20,125                                         20,379
Employee stock purchase
 plan                            8        699                                            707
Balance, December 31, 1997  $5,124    $179,636    $(8,375)     $68,206   $(6,118)    $238,473
Comprehensive
income(loss):
Net income - 1998                                              24,211                 24,211
Currency translation
 adjustment                                           432                                432
 Total comprehensive
  income                                                                              24,643
Dividends declared
 ($.18 per common share)                                       (4,651)               (4,651)
Tax benefit realized from
 stock option plan                      1,415                                          1,415
Purchase of treasury stock                                                  (66)        (66)
Exercise of stock options
 (Class A) and other            68      5,687                                          5,755
Exercise of warrants            48      4,910                                          4,958
Stock subscription
 receivable for warrant
 exercises                    (47)    (4,869)                                        (4,916)
Stock issued in tender
 offer for warrants            246     30,871                  (31,117)                  --
Employee stock purchase
 plan                           12      1,656                                          1,668
Balance, December 31, 1998  $5,451    $219,306    $(7,943)     $56,649   $(6,184)    $267,279
Comprehensive income
(loss):
Net    income    -    1999                                     36,972                 36,972
(restated)
Currency translation
 adjustment (restated)                            (26,258)                           (26,258)
 Total comprehensive
  income (restated)                                                                   10,714
Dividends declared
 ($.18 per common share)                                       (5,061)               (5,061)
Tax benefit realized from
 stock option plan                      1,670                                          1,670
Exercise of stock options
 (Class A) and other            67      7,834                                          7,901
Exercise of warrants            48      4,873                                          4,921
Proceeds from equity
 offering                      400     61,999                                         62,399
Employee stock purchase
 plan                           12      2,098                                          2,110
Balance, December 31, 1999  $ 5,978   $297,780    $(34,201)    $ 88,560  $ (6,184)   $351,933
 (restated)

                       See notes to consolidated financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                         (In thousands)

                                           Years Ended   December 31,
                                             1999      1998       1997
                                         (as restated)
Operating activities:
  Net income                              $36,972    $24,211    $17,408
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
  Depreciation and amortization            50,418     38,120     30,908
  Deferred income taxes                   (6,122)        493    (1,101)
  Other noncash items                       6,178      2,081        -
  Change in assets and liabilities, net
    of effects from business
    acquisitions:
      (Increase) in accounts receivable   (5,494)   (22,487)   (13,029)
      (Increase) decrease in inventory   (21,535)      3,212    (2,121)
    (Increase) decrease in prepaid
        expenses and other current assets 1,849 (686) (1,013) Increase(decrease) in accounts
        payable and accrued expenses          164      8,189    (4,782)
    Increase in accrued income taxes        6,401      3,641      4,077
      Other, net                            1,107      (119)        616
     Net cash provided by operating
       activities                          69,938     56,655     30,963

Investing activities:

  Capital expenditures                   (33,735)   (31,378)   (27,783)
  Purchase of businesses
     and intangibles, net of cash
     acquired                           (205,281)  (220,669)   (44,029)
  Loans to Ascent Pediatrics             (10,500)        -          -

      Net cash used in investing
        activities                      (249,516)  (252,047)   (71,812)

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


2A.  Summary of Significant Accounting Policies:

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

2B.  Restatement of 1999 Financial Statements

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



      A summary of the effects of the restatement adjustment on the accompanying 1999 consolidated balance sheet and statement of income is as follows:


                                      December 31, 1999
                                As
                            previously
                            reported in
                               1999      Restatement
                             Form 10-K   Adjustments As restated

ASSETS
  Cash                       $ 17,655      $   -      $  17,655
  Accounts Receivable, net    199,207      (9,946)      189,261
  Inventories                 155,338        5,695      161,033
  Prepaid expenses & other     13,923          -         13,923
     Current assets           386,123      (4,251)      381,872

  Property, Plant &
   Equipment, net             244,413         -         244,413
  Intangible assets, net      488,958         -         488,958
  Other assets                 45,023          -         45,023
          Total assets      $1,164,517   $ (4,251)   $1,160,266

LIABILITIES AND EQUITY
  Current portion of long-
   term debt                $    9,111    $   -      $    9,111
  Short term debt               4,289         -           4,289
    Accounts   payable   &
accrued                       135,281         -         135,281
     expenses
    Accrued  and  deferred     17,175      (1,580)       15,595
taxes
     Current liabilities      165,856      (1,580)      164,276

  Long term debt              591,784         -         591,784
  Deferred income taxes        35,065         -          35,065
  Other non-current
   liabilities                 17,208         -          17,208
  Stockholders' equity        354,604      (2,671)      351,933

                     Total
liabilities                 $1,164,517   $  (4,251)  $1,160,266
            and equity





                                Year Ended December 31, 1999
                                As
                            previously
                            reported in
                               1999      Restatement
                             Form 10-K   Adjustments As restated

  Total revenue             $742,176      $(9,733)    $732,443
  Cost of Sales             397,890        (5,574)     392,316
  Gross profit              344,286        (4,159)     340,127
  Selling, general and
            administrative   244,775          -        244,775
expenses
  Operating income           99,511        (4,159)      95,352

  Interest expense          (39,174)          -       (39,174)
  Other, net                  1,450           -          1,450
  Income before provision
     for income taxes        61,787        (4,159)      57,628
    Provision  for  income   22,236        (1,580)      20,656
taxes
  Net income                $ 39,551     $ (2,579)     $36,972

    Earnings  per   common
share
     Basic                  $  1.43                    $  1.33
     Diluted                $  1.34                    $  1.27



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

                             Pro forma
                            Year Ended
                           December 31,
                          1999      1998*

Revenue                 $780,100  $748,100
Net income              $31,800   $27,200
Basic EPS                 $1.15     $1.06
Diluted EPS               $1.12     $1.04

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

     A reconciliation of net income used for basic to diluted EPS is as follows:

                                    1999       1998       1997

Net income - basic                $36,972    $24,211   $17,408
Adjustments under the if-
  converted method, net of tax     7,245       -         -
Adjusted net income - diluted     $44,217    $24,211   $17,408


7.   Accounts Receivable, Net:

     Accounts receivable consist of the following:
                                             December 31,
                                          1999          1998

     Accounts receivable, trade       $187,507        $171,073
     Other                               7,918           4,941
                                       195,425         176,014
     Less, allowances for doubtful
      accounts                           6,164           6,270
                                      $189,261        $169,744

      The allowance for doubtful accounts for the three years ended December 31, consisted of the following:

                             1999          1998         1997

Balance at January 1,     $6,270         $5,205         $4,359
Provision for doubtful
     accounts                995          1,032          2,111
Reductions for accounts
 written off               (303)           (175)          (789)
Translation and other      (798)            208           (476)
Balance at December 31,   $6,164         $6,270         $5,205


8.   Inventories:

     Inventories consist of the following:

                                         December 31,
                                      1999          1998

     Finished product               $ 94,189      $ 78,080
     Work-in-process                  28,938        25,751
     Raw materials                    37,906        34,487
                                    $161,033      $138,318

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

12.  Income Taxes:

     Domestic and foreign income before income taxes was $30,031, and $27,597, respectively in 1999, $28,296 and $10,687, respectively in 1998, and $14,267 and $13,483, respectively in 1997. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:

                                     Years  Ended December  31,
                                      1999     1998      1997
   Current:
         Federal                    $8,752   $8,373     $5,164
         Foreign                    16,780    4,224      5,184
         State                       1,246    1,682      1,095
                                    26,778   14,279     11,443
          Deferred:
            Federal                 (1,508)    (351)       439
            Foreign                 (3,963)      930   (1,295)
            State                    ( 651)     (86)     (245)
                                    (6,122)      493   (1,101)
             Provision for
               income taxes         $20,656  $14,772   $10,342

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:

                                    Years Ended December 31,
                                    1999      1998      1997

Statutory U.S. federal rate         35.0%     35.0%     35.0%
State income tax, net of federal
  tax benefit                        0.5%      2.6%      2.0%
Lower taxes on foreign
    earnings,   net                 (5.6%)    (5.2%)    (4.4%)
Tax credits                         (1.2%)    (1.2%)       -
Non-deductible costs, principally
  amortization of intangibles
  related to acquired companies      5.9%      5.6%      4.9%
Non-deductible in-process R&D         -        1.7%       -
Other        ,    net                1.2%     (0.6%)     (0.2%)
   Effective rate                   35.8%     37.9%     37.3%

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

                                                   Postretirement
                               Pension Benefits       Benefits
Change in benefit obligation     1999     1998     1999     1998
Benefit obligation at
  beginning of year            $16,627  $13,973   $2,633   $3,011
Service cost                    1,610   1,235        97        85
Interest cost                   1,211   1,035       172       167
Plan participants'
  contributions                   -        -         24        23
Amendments                        -        32         -      (533)
Actuarial (gain) loss          (3,924)    882      (454)       70
Benefits paid                    (633)    (530)    (201)    (190)
Benefit obligation at end of
  year                         14,891   16,627     2,271   2,633

    Change in plan assets
Fair value of plan assets at
  beginning of year            17,618   12,897      -      -
Actual return on plan assets    3,365   4,051       -      -
Employer contribution              13   1,200       -      -
Benefits paid                    (633)   (530)      -        -
Fair value of plan assets at
  end of year                  20,363   17,618      -        -

Funded status                   5,472   991       (2,271) (2,633)

Unrecognized net actuarial
  (gain)loss                   (5,812)  (144)       261      744
Unrecognized net transition
  obligation                      125   155         239      258
Unrecognized prior service
  cost                           (743)   (823)      -        -
Prepaid (accrued) benefit      $ (958) $  179   $(1,771)  $(1,631)
cost

                                                  Postretirement
                               Pension Benefits   Benefits
                                 1999     1998     1999     1998
Weighted-average assumptions
  as of December 31
Discount rate                  8.00%    6.75%     8.00%    6.75%
Expected   return   on   plan  9.25%    9.25%      N/A     N/A
assets
Rate of compensation increase  4.50%    4.00%      N/A     N/A


                                               Postretirement
                      Pension Benefits         Benefits
                       1999    1998    1997    1999 1998    1997
Components of net
 periodic benefit
cost
Service cost          $1,610  $1,235  $1,192    $97   $85     $92

Interest cost         1,211    1,035  1,035     172   167       204

Expected return on
 plan assets         (1,621)  (1,274)  (1,056)     -   -       -

Net amortization of
 transition              30    30        30      18    18      54
obligation
Amortization of
prior                  (81)    (81)    (82)      -     -         -
 service cost
Recognized net
 actuarial               -       (2)     28      29    21      15
(gain)loss
Net periodic benefit
 cost                 $1,149   $943   $1,147   $ 316  $291  $ 365



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

      The Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net income would have been reduced to the pro forma amounts for the years ended December 31, 1999, 1998 and 1997 as indicated below:

                                    1999       1998       1997
Net income:
  As reported                     $36,972    $24,211   $17,408
  Pro forma                       $34,317     22,427   $16,328

Basic earnings per share:
  As reported                      $1.33     $ .95     $   .77
  Pro forma                        $1.24     $ .88     $   .72

Diluted earnings per share:
  As reported                      $1.27     $ .92     $   .76
  Pro forma                        $1.19     $ .85     $   .72

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

                                                     Depre-
                                                     ciation
                                         Identi-     and       Capital
                    Total     Operating  fiable      Amorti-   Expendi-
                    Revenue   Income     Assets      zation    tures
1999
Business segments:
 IPD                $303,253  $35,562     $579,005   $22,750   $14,233
 USPD                197,301   16,562      201,198     7,618     7,433
 FCD                  60,806   23,131       72,535     5,904     5,367
 AHD (c)             159,461   38,113      199,937     8,853     4,184
 AAHD                 16,051  (2,464)(a)    20,593     1,071       593
 Unallocated            -     (15,274)      86,998     4,222     1,925
 Eliminations        (4,429)    (278)        -          -          -

                    $732,443(c)$95,352(c)$1,160,266(c)$50,418   $33,735
1998
Business segments:
 IPD                $193,106  $ 7,971(b)  $379,217   $11,460   $14,913
 USPD                178,785   11,061      209,243     8,063     6,807
 FCD                  53,048   17,526       85,409     5,301     3,643
 AHD                 166,343   37,800      151,000     8,578     2,864
 AAHD                 18,963    3,623       19,850     1,044       815
 Unallocated            -     (12,695)      64,217     3,674     2,336
 Eliminations        (5,661)    (290)       -           -         -
                    $604,584  $64,996     $908,936   $38,120   $31,378

1997
Business segments:
 IPD                $134,075  $10,975     $134,679   $ 6,525   $16,430
 USPD                155,381    4,057      211,096     8,355     4,703
 FCD                  38,664    9,442       74,672     4,634     1,621
 AHD                 158,428   32,023      139,367     7,279     3,028
 AAHD                 15,283    2,764       19,494     1,110       151
 Unallocated            -     (12,225)      52,558     3,005     1,850
 Eliminations        (1,543)     (138)      -           -         -
                    $500,288  $46,898     $631,866   $30,908   $27,783

 (a)1999 AAHD includes management actions - See Note 5.
 (b) 1998 IPD operating income includes one-time charges ($3,600) related to the acquisition of Cox Pharmaceuticals.


Geographic Information
                                                    Long-lived
                          Revenues             Identifiable Assets
                  1999      1998     1997    1999     1998      1997

United States   $363,487  $338,487 $294,772 $210,886 $196,745  $205,188

Norway          79,984     86,019   91,760   80,596  85,719    86,384
Denmark         45,909     52,565   53,624   58,811  57,144    55,795
United Kingdom  124,282    73,258    8,961  190,733 196,669       -
Germany         52,646     11,690    7,790  148,696     394       398
Other foreign
 (primarily
 Europe)        66,135(c)  42,565   43,381   43,649  23,170     1,611

              $732,443(c)  $604,584 $500,288 $733,371 $559,841 $349,376

(c) 1999 is restated. (See Note 2B.) Restatement only affects AHD. Segment information: amounts as previously reported - AHD revenue - $169,194, AHD operating income - $42,272, identifiable assets - $204,188, geographic information other foreign revenues - $75,868.

22.Selected Quarterly Financial Data (unaudited):
(1999 quarters restated see Note 2B.)

                                     Quarter
                                                                   Total
As Reported         First      Second       Third       Fourth      Year
1999
Total revenue     $156,759  $163,839     $203,131     $218,447    $742,176

Gross profit      $68,392   $73,811      $94,293      $107,790    $344,286

Net income         $7,436    $7,772      $11,263      $13,080     $39,551
                                         (b)          (b)

Earnings per
  common share:

 Basic(a)            $.27      $.28         $.41         $.46       $1.43
 Diluted             $.27      $.28         $.38         $.41       $1.34
                                     Quarter
                                                                   Total
As Restated         First      Second       Third       Fourth      Year
1999
Total revenue     $155,949  $162,217     $199,829     $214,448    $732,443

Gross profit      $68,008   $73,160      $92,857      $106,102    $340,127

Net income         $7,198    $7,368      $10,373      $12,033(b)  $36,972
                                         (b)

Earnings per
  common share:

 Basic(a)            $.26      $.27         $.38         $.42       $1.33
 Diluted             $.26      $.26         $.35         $.38       $1.27


1998
Total revenue     $126,562  $139,513     $164,337     $174,172    $604,584

Gross profit       $53,417   $59,162      $66,695     $73,986     $253,260

Net income        $5,402      $2,305(c)    $7,551      $8,953     $24,211


Earnings per
common share:

 Basic(a)             $.21     $.09          $.30        $.34       $.95
 Diluted(d)           $.21     $.09          $.28        $.32       $.92


(a) The sum of the basic earnings per share for the four quarters does not equal the total for the year due to rounding for 1999 as reported and 1998. The sum of the diluted earnings per share for the four quarters does not equal the total for the year due to rounding for the 1999 as restated.

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


23.  Subsequent Events

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