Form 10-Q/A
period 2000-03-30
ALPHARMA INC
filed 2000-11-15
CIK 730469

Page 1 of 24


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q/A
                            Amendment No. 1 to


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


                               ALPHARMA INC.

                                   INDEX



                                                       Page No.


PART I.  FINANCIAL INFORMATION


   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet (Restated)
     as of March 31, 2000 and December 31, 1999                  3

     Consolidated Statement of Income (Restated) for
     the Three Months Ended March 31, 2000 and 1999         4

     Consolidated Condensed Statement of Cash
     Flows (Restated) for the Three Months Ended
     March 31, 2000 and 1999                                5

     Notes to Consolidated Condensed Financial
     Statements                                                 6-17


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                     18-21

   Item 3.       Quantitative and Qualitative Disclosures
            about Market Risk                                22


PART II.  OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                 23

   Signatures                                                24


                      ALPHARMA INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEET
                         (In thousands of dollars)
                                (Unaudited)


                                              March 31,     December 31,
                                                2000            1999
                                             (Restated)         (Restated)

ASSETS
Current assets:
  Cash and cash equivalents                 $  12,841        $ 17,655
  Accounts receivable, net                    169,587         189,261
  Inventories                                 177,740         161,033
  Prepaid expenses and other
   current assets                              13,641          13,923

     Total current assets                     373,809         381,872

Property, plant and equipment, net            239,114         244,413
Intangible assets, net                        472,263         488,958
Other assets and deferred charges              46,814          45,023
          Total assets                     $1,132,000      $1,160,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt         $  13,969         $ 9,111
  Short-term debt                               3,980           4,289
  Accounts payable and accrued expenses       123,461         135,281
  Accrued and deferred income taxes            12,068          15,595
     Total current liabilities                153,478         164,276

Long-term debt:
  Senior                                      214,739         225,110
  Convertible subordinated notes,
     including $67,850 to related party       368,396         366,674
Deferred income taxes                          33,920          35,065
Other non-current liabilities                  15,887          17,208

Stockholders' equity:
  Class A Common Stock                          4,101           4,078
  Class B Common Stock                          1,900           1,900
  Additional paid-in-capital                  301,043         297,780
  Accumulated other comprehensive
    loss                                     (52,350)        (34,201)
  Retained earnings                            97,587          88,560
  Treasury stock, at cost                     (6,701)         (6,184)
     Total stockholders' equity               345,580         351,933
          Total liabilities and
           stockholders' equity            $1,132,000      $1,160,266

               The accompanying notes are an integral part of the consolidated condensed financial statements.

                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In thousands, except per share data)
                                (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                                   2000       1999
                                                (Restated)  (Restated)

     Total revenue                              $186,078    $155,949
        Cost of sales                             97,042      87,941
     Gross profit                                 89,036      68,008

        Selling, general and
          administrative expenses                 63,097      50,071

     Operating income                             25,939      17,937

        Interest expense                        (10,860)     (7,466)
        Other, net                                   948         943

     Income before provision for income taxes     16,027      11,414

        Provision for income taxes                 5,662       4,216
     Net income                                  $10,365     $ 7,198

     Earnings per common share:
       Basic                                     $  0.35     $  0.26
       Diluted                                   $  0.33     $  0.26

     Dividend per common share                   $  .045     $  .045



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)
                                                  Three Months Ended
                                                        March 31,
                                                      2000         1999
                                                  (Restated)     (Restated)

Operating Activities:
  Net income                                          $10,365    $  7,198
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     Depreciation and amortization                     14,368    10,582
        Interest accretion on convertible
    debt                                                1,722        -
  Changes in assets and liabilities:
     Decrease in accounts receivable                   16,929    18,414
          (Increase) in inventory                     (19,861)  (7,400)
          (Decrease) in accounts payable,
          accrued expenses and taxes payable         (11,706)    (3,780)
          Other, net                                  (1,091)    (870)
        Net cash provided by
        operating activities                           10,726    24,144

Investing Activities:
  Capital expenditures                                 (8,031)    (6,739)
       Loans to Ascent Pediatrics                      (1,500)    (4,000)
       Purchase of intangible assets                   (3,441)      -
         Net cash used in investing
    activities                                        (12,972)   (10,739)

Financing Activities:
  Dividends paid                                      (1,338)    (1,247)
   Proceeds from senior long-term debt                   -       187,000
  Reduction of senior long-term debt                  (3,266)   (187,673)
   Net repayments under lines of credit                 (246)    (22,777)
  Payments for debt issuance costs                        -      (3,104)
       Proceeds from issuance of common stock          2,682       11,011
       Purchase of treasury stock                       (517)         -
     Net cash used in financing activities           (2,685)       (16,790)

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                             (543)        (824)
  Income tax effect of exchange rate
    changes on intercompany advances                     660        1,061
     Net cash flows from exchange
            rate changes                                  117         237

Decrease in cash                                      (4,814)    (3,148)

Cash and cash equivalents at
  beginning of year                                     17,655     14,414
Cash and cash equivalents at
  end of period                                       $ 12,841   $ 11,266

           The accompanying notes are an integral part of the consolidated condensed financial statements.

1A.       General

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

1B.  Restatement of Financial Statements

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

      A  summary of the effects of the restatement adjustments on
the   accompanying  balance  sheet  as  of  March  31,  2000  and statements of income for the three month periods ended March 31, 2000 and 1999 follows:

                                         March 31, 2000
                                   Reported         Restated
ASSETS:
 Accounts receivable              $182,166          $169,587
 Inventory                         170,809           177,740
 Other current assets               26,482            26,482
     Current assets                379,457           373,809

 Non current assets                758,191           758,191

          Total assets          $1,137,648        $1,132,000

LIABILITIES AND EQUITY:
 Current liabilities              $155,517          $153,478
 Long-term debt                    583,135           583,135
 Deferred taxes and other           49,807            49,807
 Cumulative translation adj.      (52,069)          (52,350)
 Stockholders' equity              401,258           397,930

          Total liabilities &
             equity             $1,137,648        $1,132,000


                      Three Months Ended    Three Months Ended
                        March 31, 2000        March 31, 1999
                     Reported    Restated   Reported   Restated

Total revenue       $188,280    $186,078   $156,759    $155,949
Cost of sales        98,036      97,042     88,367      87,941
Gross profit         90,244      89,036     68,392      68,008
Selling, general &
  administrative
  expenses            63,097      63,097    50,071      50,071
Operating income     27,147      25,939     18,321      17,937
Interest expense    (10,860)    (10,860)   (7,466)     (7,466)
Other, net              948         948        943         943
Income before
  provision for
  income taxes       17,235      16,027     11,798      11,414
Provision for
  income taxes        6,121       5,662      4,362       4,216
Net income          $ 11,114    $ 10,365   $ 7,436     $ 7,198
Earnings per
  common share:
     Basic            $0.38       $0.35      $0.27       $0.26
     Diluted          $0.35       $0.33      $0.27       $0.26


2.   Inventories

     Inventories consist of the following:

                                   March 31,    December 31,
                                     2000          1999

     Finished product            $101,781       $ 94,189
     Work-in-process               28,194         28,938
     Raw materials                 47,765         37,906
                                 $177,740       $161,033

3.   Long-Term Debt


Long-term debt consists of the following:
                                            March 31,   December 31,
                                               2000          1999
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility
  (7.4 - 7.7%)                            $177,500       $180,000
  Industrial Development Revenue Bonds       9,130          9,130
  Other, U.S.                                  142            172

 Denominated in Other Currencies:
       Mortgage notes payable (NOK)         36,372         38,521
  Bank and agency development loans          5,564          6,398
(NOK)
 Total senior debt                         228,708        234,221

Subordinated debt:
 3%     Convertible Senior Subordinated
      Notes due 2006 (6.875% yield),
      including interest accretion          175,546         173,824
 5.75% Convertible Subordinated Notes
       due 2005
                                           125,000         125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note     67,850          67,850
 Total subordinated debt                   368,396         366,674

  Total long-term debt                     597,104        600,895
  Less, current maturities                  13,969          9,111
                                          $583,135       $591,784


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

      A reconciliation of restated net income used for basic to diluted EPS is as follows:

                                       Three Months Ended
                                 March 31, 2000   March 31, 1999

Net income - basic                   $10,365          $7,198
Adjustments under the if-
  converted method, net of tax         1,811            -
Adjusted net income - diluted        $12,176          $7,198



5.   Supplemental Data

                                         Three Months Ended
                                        March 31,     March 31,
                                         2000           1999
Other income (expense), net:
 Interest income                        $ 396           $ 186
 Foreign exchange gains (losses),
  net                                     189           (297)
 Amortization of debt costs             (493)           (279)
 Litigation/Insurance settlements         483           1,000
 Income from joint venture
       carried at equity                  503           300
 Other, net                             (130)                33
                                        $ 948           $ 943

Supplemental cash flow information:

Cash paid for interest (net amount
 capitalized)                          $7,274        $3,521
Cash paid for income taxes (net of
 refunds)                              $7,732      $5,648


6.   Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $7,784 and $7,109 for the three months ended March 31, 2000 and 1999, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.



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

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of all businesses discussed above as if the companies had combined at the beginning of 1999:

                             Pro Forma
                        Three Months Ended
                             March 31,
                              1999

Revenue                    $178,700
Net income                   $7,012
Basic EPS                     $0.26
Diluted EPS                   $0.25


      These unaudited pro forma results have been prepared for comparative purposes only and include restated amounts where appropriate, and certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of the period, or of future results of operations of the consolidated entities.


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

                            Three Months Ended March 31,
                     2000        1999         2000         1999
                          Revenues                  Income

IPD               $85,151          $60,145    $14,603       $5,457
USPD               43,859           39,436      3,534        2,121
FCD                15,859           15,433      5,868        5,754
AHD (1)            39,375           39,661      8,097        8,966
AAHD                2,981           2,112      (1,289)        (920)

Unallocated and
 eliminations      (1,147)           (838)     (3,926)      (2,498)
                  $186,078 (1)   $155,949(1)
Interest expense                              (10,860)      (7,466)
  Pretax income                               $16,027 (1)  $11,414 (1)

(1)  Restated


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

      Due to the timing of the closing, balance sheet and income statement information for the acquired business as of March 31, 2000 is not presently available. The Company estimates the purchase will result in the following consolidated elements of financial position compared to March 31, 2000:

                                       Alpharma Inc.
(Dollars in millions)             Pre-               Post-
                              Acquisition         Acquisition

  Total assets                $1,132.0            $1,424.6

  Long- term debt               $583.1              $875.7

  Stockholders' equity          $345.6              $345.6



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


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

(All amounts have been restated as appropriate. See Note 1B to the Condensed Financial Statements.)

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

Results of Operations - Three Months Ended March 31, 2000

      Total revenue increased $30.1 million (19.3%) in the three months ended March 31, 2000 compared to 1999. Operating income in 2000 was $25.9 million, an increase of $8.0 million, compared to 1999. Net income was $10.4 million ($.33 per share diluted) compared to $7.2 million ($.26 per share diluted) in 1999.

      Revenues increased in the Human Pharmaceuticals business by $29.9 million and in the Animal Pharmaceuticals business by $0.6 million. The increase in revenues was reduced by over $4.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD. Changes in revenue and major components of change for each division in the three month period ended March 31, 2000 compared to March 31, 1999 are as follows:

      Revenues in IPD increased by $25.0 million due primarily to the 1999 acquisitions ($17.6 million) and higher pricing in the U.K. offset partially by effects of currency translation. The pricing in the U.K. market was higher relative to the first quarter of 1999, but was relatively flat compared to the third and fourth quarters of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to conditions affecting the market which are not expected to continue through the second half of 2000. In this regard, the UK government has publicly proposed a reduction in the prices of certain generic drugs using late 1998 / early 1999 as a reference period. There is presently an ongoing comment period during which the Company, working through its trade association, is presenting certain key factors, including substantial government-imposed cost increases, that it believes should be taken into consideration in any final regulation. It is anticipated that formal regulations will be implemented later this year.(See also Note 7 to the consolidated condensed financials). USPD revenues increased $4.4 million due to volume increases in new and existing products offset slightly by lower net pricing. Revenues in FCD increased by $.4 million due mainly to volume increases in vancomycin. AHD revenues decreased $.3 million due to 1999 acquisitions offset entirely by lower volume in certain products. AAHD sales increased by $.9 million primarily due to their 1999 acquisition of Vetrepharm.

      On  a  consolidated  basis, gross  profit  increased  $21.1 million  and the gross margin percent increased to 47.8% in  2000 compared to 43.6% in 1999.

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

       Operating income increased $8.0 million (44.6%). IPD accounted for the majority of the increase primarily due to higher pricing in the U.K. market and to a lesser extent the Isis acquisition. Increases recorded by USPD and to a lesser extent by FCD due to increased volume were offset by increased operating expenses.

      Interest expense increased in 2000 by $3.4 million due primarily to debt incurred to finance the 1999 acquisitions and to a lesser extent, higher interest rates in 2000.


Financial Condition

           Working capital at March 31, 2000 was $220.3 million compared to $217.6 million at December 31, 1999. The current ratio was 2.44 to 1 at March 31, 2000 compared to 2.32 to 1 at year end. Long-term debt to stockholders' equity was 1.69:1 at March 31, 2000 compared to 1.68:1 at December 31, 1999.

      All balance sheet captions decreased as of March 31, 2000 compared to December 1999 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, British Pound and German Mark, depreciated versus the U.S. Dollar in the three months of 2000 by approximately 6%, 5%, 2% and 5%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $2.7 million, inventories $3.2 million, accounts payable and accrued expenses $2.8 million, and total stockholders' equity $18.1 million. The $18.1 million decrease in stockholder's equity represents accumulated other comprehensive loss for the three months ended March 31, 2000 resulting from the continued strengthening of the U.S. dollar.

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


                  PART II.  OTHER INFORMATION


Item 6.   Exhibits And Reports On Form 8-K

(a)  Exhibits
     4.0 $225 million Credit Agreement ("Bridge Financing") dated as of May 2, 2000, among Alpharma U.S. Inc. as borrower, Alpharma Inc. as parent guarantor, the subsidiary guarantors and First Union National Bank, Summit Bank, Den norske Bank ASA, Union Bank of Norway and First Union Securities Inc.*

     4.1 Parent Guaranty made by the Company in favor of the Banks party to the Bridge Financing Agreement dated
          May 2, 2000.*

     4.2  Amendment No. 2 to the 1999 Credit Facility and Amendment
          No. 3 to Parent Guaranty and Consent dated as of April 19, 2000 between the Company and the Banks that are parties to the original agreement.*

4.3 Form of Consent Amendment No. 3 to the 1999 Credit Facility and Amendment No. 4 to the Parent Guaranty dated as of May 2, 2000 by and among Union Bank of Norway, as Agent, First Union National Bank, Den norske Bank ASA, Banque Nationale de Paris Oslo Branch, Landesbank Schleswig-Holstein Girozentrale Copenhagen Branch, and Summit Bank, as Working Capital Agent and Documentation Agent, Alpharma U.S. Inc. and Alpharma Inc.*
     27   Financial Data Schedule (electronic filing only)

*    Previously  filed with Form 10-Q for period  end  March  31,
     2000.


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

                              Alpharma Inc.
                              (Registrant)



Date: November 15, 2000       /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer