Form 10-Q/A
period 2000-06-30
ALPHARMA INC
filed 2000-11-15
CIK 730469

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



                          ALPHARMA INC.
                              INDEX
                         ______________

                                                       Page No.


PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     Consolidated Condensed Balance Sheet (restated)
     as of June 30, 2000 and December 31, 1999             3

     Consolidated Statement of Income (restated)
     for the Three and Six Months Ended June 30, 2000
     and 1999                                              4

     Consolidated Condensed Statement of Cash
     Flows (restated) for the Six Months Ended
     June 30, 2000 and 1999                                5

     Notes to Consolidated Condensed Financial
      Statements                                           6-18


   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                  19-26

   Item 3. Quantitative and Qualitative Disclosures
           about Market Risk                               27

PART II.  OTHER INFORMATION

   Item 4.       Submission of Matters to a Vote
            of Security Holders                            28

     Item   6.         Exhibits   and   reports   on   Form   8-K
28

              Signatures                                 29

                   ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEET
                      (In thousands of dollars)
                             (Unaudited)

                                              June 30,    December 31,
                                                2000        1999
                                            (Restated)    (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                 $  22,046      $ 17,655
  Accounts receivable, net                    211,433       189,261
  Inventories                                 235,796       161,033
  Prepaid expenses and other
   current assets                              14,565        13,923

     Total current assets                     483,840       381,872

Property, plant and equipment, net            321,529       244,413
Intangible assets, net                        635,061       488,958
Other assets and deferred charges              48,211        45,023
          Total assets                     $1,488,641    $1,160,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt         $  15,038       $ 9,111
  Short-term debt                              26,296         4,289
  Accounts payable and accrued expenses       148,520       135,281
  Accrued and deferred income taxes            10,289        15,595
     Total current liabilities                200,143       164,276

Long-term debt:
  Senior                                      335,846       225,110
  Convertible subordinated notes,
     including $67,850 to related party       370,119       366,674
Deferred income taxes                          33,386        35,065
Other non-current liabilities                  17,584        17,208

Stockholders' equity:
  Class A Common Stock                          5,132         4,078
  Class B Common Stock                          1,900         1,900
  Additional paid-in-capital                  492,292       297,780
  Accumulated other comprehensive
    loss                                     (65,878)      (34,201)
  Retained earnings                           105,060        88,560
  Treasury stock, at cost                     (6,943)       (6,184)
     Total stockholders' equity               531,563       351,933
          Total liabilities and
           stockholders' equity            $1,488,641    $1,160,266

               The accompanying notes are an integral part of the consolidated condensed financial statements.


                      ALPHARMA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)



                              Three Months Ended       Six Months Ended
                                    June 30,               June 30,
                                2000       1999        2000            1999
                                (Restated)   (Restated)          (Restated)
(Restated)

Total revenue               $224,039    $162,217     $410,117   $318,166
   Cost of sales              123,957     89,057      220,999    176,998
Gross profit                 100,082      73,160      189,118    141,168
   Selling, general and
     administrative expenses  68,293      52,743      131,390    102,814

Operating income              31,789      20,417       57,728     38,354

   Interest expense         (13,053)     (8,857)     (23,913)   (16,323)
   Other, net                (4,857)        (22) (3,909)       921
Income before provision
 for income taxes             13,879      11,538      29,906      22,952
   Provision for income
      taxes                    4,835       4,170       10,497      8,386
Net  income                 $  9,044     $  7,368    $  19,409  $ 14,566


Earnings per common share:

  Basic                      $  0.28     $  0.27      $  0.63   $   0.53
  Diluted                    $  0.27     $  0.26      $  0.60  $   0.52
Dividends per common share   $ 0.045     $ 0.045      $  0.09   $   0.09



                The accompanying notes are an integral part
            of the consolidated condensed financial statements.
                      ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                         (In thousands of dollars)
                                (Unaudited)
                                                 Six Months Ended
                                                   June 30,
                                               2000             1999
                                            (Restated)    (Restated)
Operating Activities:
  Net income                                  $ 19,409    $ 14,566
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization                31,257      21,893
   Interest accretion on convertible debt        3,445         512
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
     (Increase)decrease in accounts receivable    (26,288)   11,008
     (Increase) in inventory                      (41,066)   (19,680)
     Increase (decrease) in accounts payable,
       accrued expenses and taxes payable          15,057   (3,953)
Other, net                                            797      768
       Net cash provided by
         operating activities                       2,611      25,114

Investing Activities:
  Capital expenditures                            (26,700)   (15,050)
  Loans to Ascent Pediatrics                       (1,500)  (4,000)
  Purchase of businesses and intangible
     assets, net of cash acquired                (268,941)   (173,626)
    Net cash used in investing activities        (297,141)    (192,676)

Financing Activities:
  Dividends paid                                       (2,909)   (2,488)
  Proceeds from sale of convertible
   subordinated debentures                                 -     170,000
  Proceeds from senior long-term debt                   93,850   277,000
  Reduction of senior long-term debt                   (4,446)  (278,858)
  Net advances under lines of credit                    22,168   4,020
  Payments for debt issuance costs                       (747)   (8,445)
  Proceeds from issuance of common stock              193,434    14,431
       Purchase of treasury stock                        (759)      -
          Net cash provided by financing activities    300,591   175,660

Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                            (2,352)   (1,519)
  Income tax effect of exchange rate
    changes on intercompany advances                      682     1,523
     Net cash flows from exchange
               rate changes                            (1,670)        4

Increase in cash                                         4,391   8,102
Cash and cash equivalents at
  beginning of year                                  17,655      14,414
Cash and cash equivalents at
  end of period                                       $ 22,046     $ 22,516

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

       A summary of the effects of the restatement adjustments on the accompanying balance sheet as of June 30, 2000 and statements of income for the three and six month periods ended June 30, 2000 and 1999 follows:

                                         June 30, 2000
                                   Reported         Restated
ASSETS:
 Accounts receivable              $219,137          $211,433
 Inventory                         231,614           235,796
 Other current assets               36,611            36,611
     Current assets                487,362           483,840

 Non current assets              1,004,801         1,004,801

          Total assets          $1,492,163        $1,488,641

LIABILITIES AND EQUITY:
 Current liabilities              $201,440          $200,143
 Long-term debt                    705,965           705,965
 Deferred taxes and other           50,970            50,970
 Cumulative translation adj.      (65,769)          (65,878)
 Stockholders' equity              599,557           597,441

          Total liabilities &
             equity             $1,492,163        $1,488,641


                     Three Months Ended      Six Months Ended
                        June 30, 2000          June 30, 2000
                     Reported   Restated    Reported   Restated

Total revenue       $219,545    $224,039   $407,825   $410,117
Cost of sales       121,417     123,957    219,453     220,999
Gross profit         98,128     100,082    188,372     189,118
Selling, general &
  administrative
  expenses           68,293       68,293   131,390     131,390
Operating income     29,835     31,789      56,982      57,728
Interest expense    (13,053)    (13,053)   (23,913)   (23,913)
Other, net            (4,857)     (4,857)   (3,909)    (3,909)
Income before
  provision for
  income taxes       11,925     13,879      29,160      29,906
Provision for
  income taxes        4,093       4,835     10,214      10,497
Net income          $  7,832    $ 9,044    $18,946     $19,409
Earnings per
  common share:
     Basic            $0.24      $0.28       $0.61       $0.63
     Diluted          $0.24      $0.27       $0.59       $0.60



                     Three Months Ended      Six Months Ended
                        June 30, 1999          June 30, 1999
                     Reported   Restated    Reported   Restated

Total revenue       $163,839    $162,217   $320,598   $318,166
Cost of sales        90,028      89,057    178,395     176,998
Gross profit         73,811      73,160    142,203     141,168
Selling, general &
  administrative
  expenses           52,743       52,743   102,814     102,814
Operating income     21,068     20,417      39,389      38,354
Interest expense    (8,857)     (8,857)    (16,323)   (16,323)
Other, net             (22)        (22)        921         921
Income before
  provision for
  income taxes       12,189     11,538      23,987      22,952
Provision for
  income taxes        4,417       4,170      8,779       8,386
Net income          $  7,772    $ 7,368    $15,208     $14,566
Earnings per
  common share:
     Basic            $0.28      $0.27       $0.56       $0.53
     Diluted          $0.28      $0.26       $0.55       $0.52


2.   Inventories

     Inventories consist of the following:

                                   June 30,    December 31,
                                     2000          1999

     Finished product          $ 141,615        $ 94,189
     Work-in-process               32,371         28,938
     Raw materials                 61,810         37,906
                                $235,796        $161,033


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

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase at the beginning of 1999 of all businesses discussed above as if the companies had been combined at such date:

                             Proforma            Proforma
                        Three Months Ended   Six Months Ended
                             June 30,            June 30,
                          2000*     1999      2000*     1999

Revenue                 $231,000  $237,100  $467,100  $469,200
Net income              $10,700    $1,700   $12,400    $1,900
Basic EPS                $0.33      $0.06     $0.40     $0.07
Diluted EPS              $0.31      $0.06     $0.39     $0.07


     * 2000 excludes actual non-recurring charges related to the Roche MFA acquisition of $4,026 after tax or $0.10 per share.

      These unaudited pro forma results have been prepared for comparative purposes only and include restated amounts, where appropriate, and certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of the period, or of future results of operations of the consolidated entities.

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

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)   Three Months Ended   Six Months Ended
                        June 30,  June 30,  June 30,  June 30,
                          2000      1999      2000      1999

Average shares
outstanding - basic     32,475     27,503    31,050    27,379
Stock options              560        353       430       380
Convertible debt          6,744       -       6,744       -
Average shares
outstanding - diluted   39,779     27,856    38,224    27,759

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period.

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for the three months and six months ended June 30, 2000. The calculation of the assumed conversion was antidilutive for the three months and six months ended June 30, 1999.

      In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the result was antidilutive for all periods presented.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income for the three months and six months ended June 30, 1999. The numerator for the three months and six months ended June 30, 2000 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 Notes.

      A reconciliation of restated net income used for basic to diluted EPS is as follows:

                              Three Months     Six Months Ended
                                  Ended
                              June     June      June     June
                              30,       30,      30,      30,
                              2000     1999      2000     1999

Net income - basic          $9,044    $7,368   $19,409  $14,566
Adjustments under if -
  converted method, net of    1,811     -       3,622      -
tax
Adjusted net income -       $10,855   $7,368   $23,031  $14,566
diluted


6.   Supplemental Data

                              Three Months     Six Months Ended
                                  Ended
                              June     June      June     June
                              30,       30,      30,      30,
                              2000     1999      2000     1999
Other income (expense),
net:
 Fees for bridge financing-  $(4,730)   $ -     $(4,730)   $ -
  MFA acquisition
 Interest income               688      258    1,084      444
 Foreign exchange gains
  (losses), net              (631)       29    (442)    (268)
 Amortization of debt costs  (502)    (367)    (995)    (657)
 Litigation/Insurance
  settlement                   -         -       483    1,000
 Income from joint venture
       carried at equity       455      348      958       648
 Other, net                   (137)   (290)     (267)     (246)
                            $(4,857)   $ (22) $(3,909)  $  921


Supplemental cash flow
information:
                            Six Months Ended
                              June     June
                              30,       30,
                              2000     1999

Cash paid for interest (net
of                          $20,006   $13,226
 amount capitalized)
Cash paid for income taxes
 (net of refunds)           $12,375   $7,660

Detail of businesses and
 intangibles acquired:
 Fair value of assets       $298,941  $213,087
 Seller financed debt -      30,000     -
Roche
 Liabilities assumed            -      38,558
 Cash paid                  268,941
                                      174,529
 Less cash acquired             -         903
 Net cash paid for
  businesses and            $268,941  $173,626
intangibles



7.   Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $4,484 and $1,883 for the three months ended June 30, 2000 and 1999, respectively. Total comprehensive loss amounted to approximately $12,268 and $8,992 for the six months ended June 30, 2000 and 1999. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.


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


                             Three Months Ended June 30,
                     2000        1999         2000        1999
                          Revenues             Operating Income

IPD               $76,862     $68,055         $12,581       $7,565
USPD               51,941      42,315           4,351        2,322
FCD                14,954      16,019           6,291        6,192
AHD (1)            77,327      33,481          13,483 *      8,500
AAHD                3,020      2,522           (1,108)        (920)
Unallocated and
 eliminations        (65)        (175)         (3,809)      (3,242)
                  $224,039(1)  $162,217(1)    $31,789(1)  $ 20,417(1)



                            Six Months Ended June 30,
                     2000        1999         2000        1999
                          Revenues             Operating Income

IPD               $162,013       $128,200   $  27,184       $13,022
USPD               95,800          81,751       7,885        4,443
FCD                30,813          31,452       12,159       11,946
AHD (1)           116,702          73,142       21,580 *     17,466
AAHD                6,001          4,634        (2,397)      (1,840)
Unallocated and
 eliminations      (1,212)        (1,013)      (8,683)      (6,683)
                  $410,117(1)   $318,166(1)   $57,728(1)    $38,354(1)


(1)  Restated

* AHD 2000 operating income includes one-time charges of $1,400 related to the acquisition of Roche MFA.

      At December 31, 1999 AHD identifiable assets were $199,937.
Due primarily to the acquisition of Roche MFA the identifiable assets of AHD at June 30, 2000 are approximately $556,500.


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

Results of Operations - Six Months Ended June 30, 2000

      Total revenue increased $92.0 million (28.9%) in the six months ended June 30, 2000 compared to 1999. Operating income in 2000 was $57.7 million, an increase of $19.4 million, compared to 1999. Net income was $19.4 million ($.60 per share diluted) compared to $14.6 million ($.52 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of Class A Common stock in November 1999 and May 2000. The six months ended June
30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $23.4 million ($.70 per share diluted).

      Revenues increased in the Human Pharmaceuticals business by $47.2 million and in the Animal Pharmaceuticals business by $44.9 million. The increase in revenues was reduced by over $9.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

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

      AHD revenues increased $43.6 million due to acquisitions primarily MFA. Adverse market and competitive conditions in a number of AHD's main markets caused volume reductions in certain ongoing products as the Company's marketing effort was focused on the newly acquired MFA products. AAHD revenues increased primarily due to the acquisition of Vetrepharm in November of 1999.

      On  a  consolidated  basis, gross  profit  increased  $48.0 million  and the gross margin percent increased to 46.1% in  2000 compared to 44.4% in 1999.

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

      Operating expenses increased $28.6 million and represented 32.0% of revenues in 2000 compared to 32.3% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and
Isis).  Other  increases  included  professional  and  consulting expenses for strategic planning and acquisitions, and a $.4 million charge for severance of existing AHD employees resulting from the combining of the sales forces of MFA and AHD.

      Operating income increased $19.4 million (50.5%). IPD accounted for the majority of the increase primarily due to higher pricing in the U.K. market and to a lesser extent the Isis acquisition. Increased operating income recorded by USPD due to increased volume and in AHD due to the MFA acquisition were offset in part by lower volume in certain IPD and AHD markets.

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

Results of Operations - Three Months Ended June 30, 2000

      Total revenue increased $61.8 million (38.1%) in the three months ended June 30, 2000 compared to 1999. Operating income in 2000 was $31.8 million, an increase of $11.4 million, compared to 1999. Net income was $9.0 million ($.27 per share diluted) compared to $7.4 million ($.26 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of stock in November 1999 and May 2000. The three months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May of 2000. Without the charges net income would have been $13.0 million ($.37 per share diluted).

      Revenues increased in the Human Pharmaceuticals business by $17.4 million and in the Animal Pharmaceuticals business by $44.3 million. The increase in revenues was reduced by over $5.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

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

     USPD revenues increased $9.6 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD decreased by $1.1 million due mainly to lower volume and currency translation. AHD revenues increased $43.8 million due primarily to the acquisition of MFA in May 2000. MFA sales were the primary focus of the marketing effort in the second quarter and volume in other core products and markets declined due to adverse market and competitive conditions and the strategy to manage product mix in favor of MFA products. AAHD sales increased $.5 million due mainly to the acquisition of Vetrepharm in 1999.

      On  a  company-wide  basis, gross  profit  increased  $26.9 million  and the gross margin percent declined slightly to  44.7%
in 2000 compared to 45.1% in 1999.

      AHD also recorded a $1.0 million charge for an inventory write-up and subsequent write off upon sale of Roche manufactured
MFA inventory included in the May acquisition (excluding this charge consolidated gross profit percent was 45.1%).

      A major portion of the increase in dollars results from the acquisitions (primarily MFA and Isis), and to a lesser extent increased volume in USPD. Partially offsetting increases were volume declines in certain AHD and IPD markets and the effects of foreign currency translation. On an overall basis higher pricing in the U.K. market was offset by lower net pricing in USPD and AHD.

      Operating expenses increased $15.6 million and represented 30.5% of revenues in 2000 compared to 32.5% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and Isis). Also included is a $.4 million expense for severance of AHD employees primarily in selling and marketing due to the MFA acquisition.

     On an overall basis operating income increased $11.4 million due to the acquisitions of MFA and Isis and increased volume in USPD, offset by the $1.4 million of acquisition charges in AHD.

      Interest expense increased in 2000 by $4.2 million due primarily to debt incurred to finance the acquisitions and to a lesser extent, higher interest rates in 2000.

      Other,  net  was $4.9 million expense in 2000 due  to  $4.7 million fees incurred as part of the Bridge Financing.


Financial Condition

     Working capital at June 30, 2000 was $283.7 million compared to $217.6 million at December 31, 1999. The current ratio was
2.42 to 1 at June 30, 2000 compared to 2.32 to 1 at year end. Long-term debt to stockholders' equity was 1.33:1 at June 30, 2000 compared to 1.68:1 at December 31, 1999.

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

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          4.0  Amendment No. 4 to the 1999 Credit Facility and Amendment
               No. 5 to the Parent Guaranty dated June 29, 2000 between the Company and the Banks that are parties to the amended agreement (previously filed).

          27   Financial Data Schedule (electronic filing only)

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