Form 10-Q/A
period 1999-03-31
ALPHARMA INC
filed 2000-12-04
CIK 730469

Page 24 of 24
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


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


                              ALPHARMA INC.

                                  INDEX

                                                      Page No.

PART       I. FINANCIAL INFORMATION

   Item 1. Financial Statements

    Consolidated Condensed Balance Sheet as of
    March 31, 1999 (restated) and December 31, 1998        3

    Consolidated Statement of Income for the
    Three Months Ended March 31, 1999 (restated) and
    1998                                                    4

    Consolidated Condensed Statement of Cash
    Flows for the Three Months Ended March 31,
    1999 (restated) and 1998                               5

    Notes to Consolidated Condensed Financial
    Statements                                             6-15

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                      16-23

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                 23

   Signatures                                               24












                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)

                                            March  31,
                                               1999      December 31,
                                             (Restated)      1998

ASSETS
Current assets:
  Cash and cash equivalents               $   11,266      $ 14,414
  Accounts receivable, net                   145,025       169,744
  Inventories                                140,923       138,318
  Prepaid expenses and other
     current assets                            12,226      13,008

     Total current assets                     309,440     335,484

Property, plant and equipment, net            237,694      244,132
Intangible assets, net                        304,098      315,709
Other assets and deferred charges              23,731      13,611
          Total assets                       $874,963     $908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt          $  9,852     $ 12,053
  Short-term debt                              17,769       41,921
  Accounts payable and accrued expenses       101,201      105,679
  Accrued and deferred income taxes             6,514      10,784
     Total current liabilities                135,336     170,437
Long-term debt:
  Senior                                      236,484      236,184
  Convertible subordinated notes,
     including $67,850 to related party       192,850      192,850
Deferred income taxes                          31,180       31,846
Other non-current liabilities                   9,178       10,340

Stockholders' equity:
  Class A Common Stock                          3,640        3,551
  Class B Common Stock                          1,900        1,900
  Additional paid-in-capital                  230,228      219,306
  Accumulated other comprehensive
     loss                                    (22,249)     (7,943)
  Retained earnings                            62,600      56,649
  Treasury stock, at cost                     (6,184)     (6,184)
     Total stockholders' equity               269,935     267,279
          Total liabilities and
           stockholders' equity              $874,963    $908,936

           The accompanying notes are an integral part of the consolidated condensed financial statements.

                 ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                           (Unaudited)

                                          Three Months Ended
                                             March 31,
                                              1999
                                           (Restated)    1998

Total revenue                              $155,949    $126,562
   Cost of sales                             87,941      73,145

Gross profit                                 68,008      53,417

   Selling, general and
     administrative expenses                 50,071      40,007

Operating income                             17,937      13,410

   Interest expense                         (7,466)     (4,490)
   Other, net                                   943       (201)

Income before provision for income taxes     11,414       8,719

   Provision for income taxes                 4,216       3,317
Net income                                   $7,198      $5,402

   Earnings per common share:
   Basic                                     $ 0.26      $ 0.21
   Diluted                                   $ 0.26      $ 0.21

Dividend per common share                    $ .045      $ .045


           The accompanying notes are an integral part of the consolidated condensed financial statements.


                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONSENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)
                                           Three Months Ended
                                                  March 31,
                                                          1999
                                                    (Restated)1
998
Operating Activities:
   Net income                               $7,198     $5,402
   Adjustments to reconcile net
     income to net cash provided
     by operating activities, principally
     depreciation and amortization          10,582      7,969
   Changes in assets and liabilities,
     net of effects from business
     acquisitions:
   Decrease in accounts receivable          18,414     12,619
   (Increase) in inventory                 (7,400)    (4,751)
   (Decrease) in accounts payable,
    accrued expenses and taxes payable     (3,780)    (5,679)
   Other, net                                (870)    (1,460)
    Net cash provided by
    operating activities                    24,144     14,100

Investing Activities:
   Capital expenditures                    (6,739)    (6,364)
   Loan to Ascent Pediatrics               (4,000)           -
    Net cash used in investing
    activities                            (10,739)    (6,364)

  Financing Activities:
   Dividends paid                          (1,247)    (1,142)
   Proceeds from sale of convertible
    subordinated debentures                      -    192,850
   Proceeds from senior long-term debt     187,000          -
   Reduction of senior long-term debt    (187,673)  (166,829)
   Net repayments under lines of credit   (22,777)   (30,028)
   Payments for debt issuance costs        (3,104)    (3,750)
   Proceeds from issuance of common stock    11,011      699
     Net cash used in financing activities(16,790)    (8,200)

  Exchange Rate Changes:
   Effect of exchange rate changes
    on cash                                  (824)      (373)
   Income tax effect of exchange rate
    changes on intercompany advances         1,061         339
       Net cash flows from exchange
          rate changes                         237        (34)

  Decrease in cash                         (3,148)      (498)

  Cash and cash equivalents at
   beginning of year                        14,414     10,997
  Cash and cash equivalents at
   end of period                          $ 11,266   $ 10,499

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

      A summary of the effects of the restatement adjustments on the accompanying balance sheet as of March 31, 1999 and statement of income for the three months ended March 31, 1999 follows:

                                         March 31, 1999
                                   Reported         Reported
ASSETS:
  Accounts receivable             $145,844          $145,025
 Inventory                         140,492           140,923
 Other current assets               23,492            23,492
     Current assets                309,828           309,440

 Non current assets                565,523           565,523

          Total assets            $875,351          $874,963

LIABILITIES AND EQUITY:
 Current liabilities              $135,482          $135,336
 Long-term debt                    429,334           429,334
 Deferred taxes and other           40,358            40,358
 Cumulative translation adj.      (22,245)          (22,249)
 Stockholders' equity              292,422           292,184

          Total liabilities &
             equity               $875,351          $874,963


                                Three Months Ended
                                  March 31, 1999
                            Reported          Restated

Total revenue             $156,759        $155,949
Cost of sales               88,367          87,941
Gross profit                68,392          68,008
Selling, general &
  administrative
  expenses                  50,071          50,071
Operating income            18,321          17,937
Interest expense           (7,466)         (7,466)
Other, net                     943             943
Income before
  provision for
  income taxes              11,798          11,414
Provision for
  income taxes               4,362           4,216
Net income                 $ 7,436        $  7,198
Earnings per
  common share:
     Basic                   $0.27           $0.26
     Diluted                 $0.27           $0.26

2.   Inventories

     Inventories consist of the following:

                                 March 31,    December 31,
                                   1999          1998

     Finished product            $ 78,400       $68,834
     Work-in-process               28,835        25,751
     Raw materials                 33,688        43,733
                                 $140,923      $138,318

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

     Interest on the facility will be at the LIBOR rate with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA.

Long-term debt consists of the following:

                                         March 31,     December 31,
                                            1999           1998
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility (6.6%)   $187,000                -
  Prior Revolving Credit Facility
   (6.6 - 7.0%)                                  -         $180,000
  A/S Eksportfinans                              -            7,200
  Industrial Development Revenue Bonds:
   Baltimore County, Maryland
      (7.25%)                                4,565            4,565
      (6.875%)                               1,200            1,200
   Lincoln County, NC                        4,500            4,500
  Other, U.S.                                  265              504

 Denominated in Other Currencies:
  Mortgage notes payable (NOK)              41,067           42,224
  Bank and agency development loans (NOK)    7,719            7,991
  Other, foreign                                20               53
 Total senior debt                         246,336          248,237

Subordinated debt:
 5.75% Convertible Subordinated Notes
       due 2005                            125,000          125,000
 5.75% Convertible Subordinated
       Note due 2005 - Industrier Note      67,850           67,850
 Total subordinated debt                   192,850          192,850

  Total long-term debt                     439,186          441,087
  Less, current maturities                   9,852           12,053
                                          $429,334         $429,034

4.  Earnings Per Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

 (Shares in thousands)                    Three Months Ended
                                        March 31,     March 31,
                                           1999          1998
Average shares outstanding - basic        27,255        25,350
Stock options                              430           172
Warrants                                    -            191
Convertible debt                             -___         -___
Average shares outstanding - diluted      27,685        25,713

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

5.  Supplemental Data

                                          Three Months Ended
                                        March 31,     March 31,
                                         1999           1998
Other income (expense), net:
  Interest income                       $ 186         $   80
  Foreign exchange losses, net          (297)          (208)
  Amortization of debt costs            (279)           (75)
  Litigation settlement                 1,000              -
  Income from joint venture
    carried at equity                     300              -
  Other, net                               33              2
                                        $ 943         $(201)
Supplemental cash flow information:
Cash paid for interest (net amount
  capitalized)                          $3,521        $6,747
Cash paid for income taxes (net of
refunds)                                $5,648        $1,948

6.  Reporting Comprehensive Income

     As  of  January  1, 1998, the Company adopted  Statement  of
Financial  Accounting  Standards No. 130 (SFAS  130),  "Reporting
Comprehensive Income."

     SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $7,109 and $182 for the three months ended March 31, 1999 and 1998, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

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

                            Three Months Ended March 31,
                      1999        1998       1999          1998
                         Revenues                 Income

IPD                $60,145      $35,362      $5,457       $1,980
USPD                39,436       37,041       2,121          720
FCD                 15,433       12,281       5,754        3,591
AHD                 39,661 (1)   38,947       8,966(1)     8,285
AAHD                 2,112        3,718       (920)          (3)
Unallocated and
 eliminations        (838)        (787)     (2,498)      (1,364)
                  $155,949(1)  $126,562
Interest expense                            (7,466)      (4,490)
  Pretax income                             $11,414(1)    $ 8,719

(1) Restated

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

Item  2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

(All 1999 amounts have been restated as appropriate. See Note 1B to the Consolidated Condensed Financial Statements.)

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

Results of Operations - Three Months Ended March 31, 1999

     Total revenue increased $29.4 million (23.2%) in the three months ended March 31, 1999 compared to 1998. Operating income in 1999 was $17.9 million, an increase of $4.5 million, compared to 1998. Net income was $7.2 million ($.26 per share diluted) compared to $5.4 million ($.21 per share diluted) in 1998.

     Revenues increased in the Human Pharmaceuticals business by $30.4 million and were slightly lower in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment. Changes in revenue and major components of change for each division in the three month period ended March 31, 1999 compared to March 31, 1998 are as follows:

     Revenues in IPD increased by $24.8 million due primarily to the Cox acquisition in 1998 ($26.7 million) and the introduction of new products offset partially by lower volume in certain markets. Revenues in FCD increased by $3.2 million due mainly to volume increases in vancomycin and polymyxin. USPD revenues increased $2.4 million due to volume increases in new products and revenue from licensing activities offset partially by lower net pricing. AHD revenues increased $.7 million due to increased volume in the poultry and cattle markets offset partially by sales previously recorded by Wade Jones company now being recorded by Wynco, the company's joint venture distribution company.(i.e. Wynco joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were $1.6 million lower due to market developments which resulted in lower vaccine volume in the Norwegian salmon market.

     On  a  consolidated  basis,  gross  profit  increased  $14.6 million  and the gross margin percent increased to 43.6% in  1999 compared to 42.2% in 1998.

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

     Operating expenses increased $10.1 million and represented 32.1% of revenues in 1999 compared to 31.6% in 1998. Approximately half of the increase is attributable to the Cox acquisition. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, and annual increases in compensation including increased incentive programs.

     Operating income increased $4.5 million (33.8%). IPD accounted for $3.5 million of the increase primarily due to Cox operating income. Increases were recorded by AHD due primarily to increased volume, by USPD due to new products and licensing activities, and by FCD due to increased volume. Increases in certain operating expenses and lower AAHD income due to market developments offset increased operating income to some extent.

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

State of Readiness

     The Company summarizes its divisions' state of readiness
March 31, 1999 as follows:

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

Third Party Relationships

                                        Quarter forecasted
                    Approximate range   for substantial
Phase               of completion       completion

1                   50 - 100% (a)       2nd Quarter 1999(a)
2                   55 -  90% (a)       2nd Quarter 1999 (a)
3                   (a) (b)             (a) (b)
4                   (a) (b)             (a) (b)

(a)Refers to significant identified risks - (e.g. customers, suppliers of raw materials and providers of services) does not include exposures that relate to interruption of utility or government provided services.

(b)Awaiting completion of vendor response and follow-up due diligence to Y2K readiness surveys.

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

Financial Condition

     Working capital at March 31, 1999 was $174.1 million compared to $165.0 million at December 31, 1998. The current ratio was 2.29 to 1 at March 31, 1999 compared to 1.97 to 1 at year end. Long-term debt to stockholders' equity was 1.59:1 at March 31, 1999 compared to 1.61:1 at December 31, 1998.

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



Statements made in this Form 10-Q/A, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 1998.

                   PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Financial Data Schedule (electronic filing only).

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

                             Alpharma Inc.
                             (Registrant)

Date: December 4, 2000        /s/ Jeffrey E. Smith
                              Jeffrey E. Smith
                              Vice President, Finance and
                              Chief Financial Officer