Form 10-Q/A
period 1999-06-30
ALPHARMA INC
filed 2000-12-04
CIK 730469

31


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A
                         Amendment No.2
                               To

    Quarterly Report Pursuant To Section 13 or 15 (d) of the
                 Securities Exchange Act of 1934

For quarter ended             Commission file number 1-8593
June 30, 1999

                          Alpharma Inc.
      (Exact name of registrant as specified in its charter)

                 Delaware        22-2095212
                  (State of    (I.R.S. Employer
               Incorporation)   Identification
                                     No.)

      One Executive Drive, Fort Lee, New Jersey       07024
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

                          ALPHARMA INC.
                              INDEX

                         _______________

                                                      Page No.

PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of
         June 30, 1999 (Restated) and December 31,      3
         1998

         Consolidated Statement of Income for the
         Three and Six Months Ended June 30, 1999
         (Restated) and 1998                            4

         Consolidated Condensed Statement of Cash
         Flows for the Six Months Ended June 30,
         1999 (Restated) and 1998                       5

         Notes to Consolidated Condensed Financial
         Statements                                   6-17

   Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                18-29

PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote
            of Security Holders                        30

   Item 6.  Exhibits and reports on Form 8-K          30-31

         Signatures                                    31

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)

                                         June 30,
                                          1999     December 31,
                                        (Restated)      1998
ASSETS
Current assets:
  Cash and cash equivalents             $ 22,516   $  14,414
  Accounts receivable, net               170,090     169,744
  Inventories                            154,283     138,318
  Prepaid expenses and other              13,067      13,008
         Total current assets            359,956     335,484

Property, plant and equipment, net       237,784     244,132
Intangible assets, net                   473,227     315,709
Other assets and deferred charges         36,010      13,611
         Total assets                   $1,106,977 $ 908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt     $  9,258   $  12,053
  Short-term debt                         46,917      41,921
  Accounts payable and accrued
   liabilities                           128,508     105,679
  Accrued and deferred income taxes        7,579      10,784
         Total current liabilities       192,262     170,437

Long-term debt:
    Senior                               237,923     236,184
    Convertible subordinated notes,
       including $67,850 to related
       party                             363,362     192,850
Deferred income taxes                     31,424      31,846
Other non-current liabilities             11,776      10,340

Stockholders' equity:
   Class A Common Stock                    3,662       3,551
   Class B Common Stock                    1,900       1,900
   Additional paid-in-capital            233,626     219,306
   Accumulated other comprehensive
     loss                               (31,501)     (7,943)
   Retained earnings                      68,727      56,649
   Treasury stock, at cost               (6,184)     (6,184)
         Total stockholders' equity      270,230     267,279

              Total liabilities and
               stockholders' equity     $1,106,977 $ 908,936

 The accompanying notes are an integral part of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                           (Unaudited)



                      Three Months Ended     Six Months Ended
                          June 30,              June 30,
                         1999                   1999
                      (Restated)   1998      (Restated)  1998

Total revenue          $162,217    $139,513   $318,166  $266,075

Cost of sales           89,057       80,351    176,998   153,496

Gross profit            73,160       59,162    141,168   112,579

Selling, general and
 administrative
 expenses               52,743       47,826    102,814    87,833

Operating income        20,417       11,336     38,354    24,746

   Interest expense    (8,857)       (6,489)   (16,323)  (10,979)

   Other, net             (22)          383        921       182

Income before
provision
 for income taxes       11,538        5,230     22,952    13,949

 Provision for
  income taxes           4,170        2,925      8,386     6,242

Net income             $ 7,368      $ 2,305    $14,566   $ 7,707


Earnings per common
share:

  Basic                $ 0.27      $ 0.09     $  0.53    $ 0.30
  Diluted              $ 0.26      $ 0.09     $  0.52    $ 0.30

  Dividends per
   common share        $ 0.045     $0.045     $  0.09    $ 0.09



           The accompanying notes are an integral part
       of the consolidated condensed financial statements.
                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)
                                              Six Months Ended
                                                 June 30,
                                              1999          1998
                                           (Restated)
Operating Activities:
  Net income                              $  14,566     $   7,707
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Depreciation and amortization             21,893        17,327
   Purchased in-process research &
    development                                 -           2,081
  Changes in assets and liabilities,
   net of effects from business
   acquisitions:
      Decrease in accounts receivable        11,008        14,216
      (Increase) in inventory              (19,680)        (3,788)
      (Decrease) in accounts payable,
        accrued expenses and taxes
        payable                             (3,953)        (3,198)
      Other, net                              1,280           893
           Net cash provided by operating
            activities                       25,114        35,238

Investing Activities:
  Capital expenditures                     (15,050)       (13,652)
  Loan to Ascent Pediatrics                 (4,000)          --
  Purchase of businesses, net of cash
    acquired                              (173,626)      (197,044)
    Net cash used in investing activities (192,676)      (210,696)

Financing Activities:
  Dividends paid                            (2,488)        (2,286)
  Proceeds from sale of convertible
   subordinated debentures                  170,000       192,850
  Proceeds from senior long-term debt       277,000       187,522
  Reduction of senior long-term debt      (278,858)      (180,494)
  Net advances (repayment) under lines of     4,020       (12,074)
    credit
  Payments for debt issuance costs          (8,445)        (4,105)
  Proceeds from issuance of common stock     14,431         1,365
         Net cash provided by financing
          activities                        175,660       182,778
Exchange Rate Changes:
  Effect of exchange rate changes
    on cash                                 (1,519)          (189)
  Income tax effect of exchange rate
    changes on intercompany advances          1,523            93
         Net cash flows from exchange
                  rate changes                    4            (96)
Increase (decrease) in cash                   8,102          7,224
Cash and cash equivalents at
  beginning of year                          14,414         10,997
Cash and cash equivalents at
  end of period                           $  22,516       $ 18,221

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

      A summary of the effects of the restatement adjustments on the accompanying balance sheet as of June 30, 1999 and statements of income for the three and six month periods ended June 30, 1999 follows:

                                         June 30, 1999
                                   Reported         Restated
ASSETS:
 Accounts receivable              $172,470          $170,090
 Inventory                         152,917           154,283
 Other current assets               35,583            35,583
     Current assets                360,970           359,956

 Non current assets                747,021           747,021

          Total assets          $1,107,991        $1,106,977

LIABILITIES AND EQUITY:
 Current liabilities              $192,655          $192,262
 Long-term debt                    601,285           601,285
 Deferred taxes and other           43,200            43,200
 Cumulative translation adj.      (31,522)          (31,501)
 Stockholders' equity              302,373           301,731

          Total liabilities &
             equity             $1,107,991        $1,106,977


                      Three Months Ended     Six Months Ended
                        June 30, 1999           June 30, 1999
                     Reported    Restated   Reported   Restated

Total revenue       $163,839    $162,217   $320,598   $318,166
Cost of sales        90,028      89,057    178,395     176,998
Gross profit         73,811      73,160    142,203     141,168
Selling, general &
  administrative
  expenses           52,743       52,743   102,814     102,814
Operating income     21,068     20,417      39,389      38,354
Interest expense    (8,857)     (8,857)    (16,323)   (16,323)
Other, net             (22)        (22)        921         921
Income before
  provision for
  income taxes       12,189     11,538      23,987      22,952
Provision for
  income taxes        4,417       4,170      8,779       8,386
Net income          $  7,772    $ 7,368    $15,208     $14,566
Earnings per
  common share:
     Basic            $0.28      $0.27       $0.56       $0.53
     Diluted          $0.28      $0.26       $0.55       $0.52


2.    Inventories

  Inventories consist of the following:
                                     June 30,  December 31,
                                       1999        1998
                  Finished product   $90,331   $ 68,834
                  Work-in-process     27,951     25,751
                  Raw materials       36,001     43,733
                                     $154,283  $138,318

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

  Primarily as a result of the Company's acquisition of the Isis Group, the equity to total asset ratio at June 30, 1999 was 24.4%. The ratio falling below 25% requires a prospective increase in the margin on debt outstanding under the 1999 Credit Agreement of .75% (2.25% aggregate margin) and requires the Company to achieve a minimum 25% ratio within six months.

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

Long-term debt consists of the following:

                                       June 30,   December 31,
                                         1999         1998
  Senior debt:
     U.S. Dollar Denominated:
      1999 Revolving Credit Facility  $190,000        -
         (6.5 - 6.6%)
      Prior Revolving Credit                       $180,000
  Facility
         (6.6 - 7.0%)                       -
       A/S Eksportfinans                    -        7,200
           Industrial    Development
  Revenue
        Bonds:
         Baltimore County, Maryland
            (7.25%)                      3,930       4,565
            (6.875%)                     1,200       1,200
         Lincoln County, NC              4,500       4,500
       Other, U.S.                         232         504

  Denominated in Other Currencies:
       Mortgage notes payable (NOK)     40,208      42,224
       Bank and agency development
         loans (NOK)                     7,094       7,991
       Other, foreign                       17          53
     Total senior debt                 247,181     248,237

  Subordinated debt:
     5.75% Convertible Subordinated
       Notes due 2005                  125,000     125,000
     5.75% Convertible Subordinated
        Note  due  2005 - Industrier    67,850      67,850
  Note
     3% Convertible Senior
       Subordinated Note due 2006
       (6.875% yield, including
       interest accretion              170,512            -

     Total subordinated debt           363,362     192,850

       Total long-term debt            610,543     441,087
       Less, current maturities          9,258      12,053
                                       $601,285   $429,034

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

Proforma Information:

  The following pro forma information on results of operations assumes the purchase of all businesses discussed above as if the companies had combined at the beginning of each period presented:

                          Proforma             Proforma
                     Three Months Ended    Six Months Ended
                          June 30,             June 30,
                      1999      1998*       1999     1998*
     Revenue          $179,300  $174,600    $353,700  $346,700
     Net income         $8,100    $7,100     $14,700   $12,500
     Basic EPS           $0.29     $0.28       $0.54     $0.49
     Diluted EPS         $0.29     $0.28       $0.53     $0.49

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

  A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

                        Three Months Ended  Six Months Ended
     (Shares in
     thousands)         June 30,  June 30,  June 30,  June 30,
                          1999     1998      1999      1998
     Average shares
     outstanding-         27,503    25,384   27,379     25,367
     basic
     Stock options          353       174      380        171
     Warrants                 -       235        -        219
     Convertible debt         -         -        -          -
     Average shares
     outstanding-        27,856    25,793  27,759      25,757
     diluted

  The amount of dilution attributable to the options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period.

  Subordinated debt, convertible into 6,744,481 shares of common stock at $28.59 per share, was not included in the computation of diluted EPS because the calculation of the assumed conversion was antidilutive for all periods presented. In addition the 06 Notes, convertible into 5,294,301 shares of common stock at $32.11 per share, were also not included in the computation of diluted EPS because the calculation of the assumed conversion was antidilutive for all periods presented.

The numerator for the calculation of both basic and diluted is restated net income for all periods presented.


6.   Supplemental Data

                              Three Months   Six Months Ended
                                 Ended
                              June    June     June     June
                              30,      30,      30,     30,
                              1999    1998     1999     1998
     Other income
     (expense), net:
         Interest income    $  258   $  188   $  444  $  268
         Foreign exchange
          losses, net          29    (280)    (268)   (488)
         Amortization of
          debt costs        (367)    (218)    (657)   (293)
         Litigation
          settlement            -        -    1,000       -
         Income from joint
          venture carried
          at equity           348        -     648        -
         Gain (loss) on
          sale of assets     (56)      681    (56)      681
         Other, net          (234)      12    (190)      14
                             $(22)    $383    $921     $182

                                        Six Months Ended
                                      June 30,    June 30,
                                        1999        1998

      Supplemental cash flow
      information:

      Cash paid for interest (net of
       amount capitalized)           $ 13,226    $   9,710
      Cash paid for income taxes
       (net of refunds)              $  7,660    $   3,043

      Detail of Businesses Acquired:
          Fair value of assets       $213,087    $ 230,740
          Liabilities                  38,558       33,229
          Cash paid                   174,529      197,511
          Less cash acquired              903          467
          Net cash paid for
           acquisitions              $173,626    $ 197,044


7.         Reporting Comprehensive Income

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(1,883) and $1,974 for the three months ended June 30, 1999 and 1998, respectively. Total comprehensive income
(loss) amounted to approximately $(8,992) and $1,792 for the six months ended June 30, 1999 and 1998. The only components of accumulated other comprehensive income (loss) for the Company are foreign currency translation adjustments.

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

                             Three Months Ended June 30,
                       1999       1998       1999        1998
                           Revenues                Income

      IPD           $68,055      $47,095     $7,565       $ 420
      USPD          42,315       39,122      2,322        1,621
      FCD           16,019       13,612      6,192        4,847
      AHD           33,481 (1)   38,633      8,500 (1)    8,648
      AAHD           2,522        2,293      (920)         (309)
      Unallocated
      and             (175)      (1,242)   (3,264)       (3,508)
      eliminations
                    $162,217 (1) $139,513

      Interest
        expense                            (8,857)       (6,489)
          Pretax                          $11,538 (1)   $5,230
            income
                             Six Months Ended June 30,
                       1999       1998         1999       1998
                           Revenues                Income

      IPD           $128,200    $82,457     $13,022      $2,400
      USPD            81,751     76,163       4,443       2,341
      FCD             31,452     25,893      11,946       8,438
      AHD             73,142(1)  77,580      17,466(1)   16,933
      AAHD             4,634        6,011   (1,840)       (312)
      Unallocated
      and
                     (1,013)    (2,029)     (5,762)     (4,872)
      eliminations
                    $318,166(1)  $266,075

      Interest                              (16,323)    (10,979)
      expense
        Pretax                              $22,952 (1)  $13,949
         income
(1) Restated

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


     Results of Operations - Six Months Ended June 30, 1999

  Total revenue increased $52.1 million (19.6%) in the six months ended June 30, 1999 compared to 1998. Operating income in 1999 was $38.4 million, an increase of $13.6 million, compared to 1998. Net income was $14.6 million ($.52 per share diluted) compared to $7.7 million ($.30 per share diluted) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced income by $3.1 million ($.12 per share).

  Revenues increased in the Human Pharmaceuticals business by $56.9 million and were $5.8 million lower in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment.

  Changes in revenue and major components of change for each division in the six month period ended June 30, 1999 compared to June 30, 1998 are as follows:

  Revenues in IPD increased by $45.7 million due primarily to the acquisitions in 1998 and 1999 ($40.8 million aggregate increase due mainly to the Cox acquisition). The introduction of new products and limited pricing improvements which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Revenues in FCD increased by $5.6 million due mainly to volume increases in vancomycin and amphotericin. USPD revenues increased $5.6 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. AHD revenues decreased $4.4 million due to increased volume in the poultry and cattle markets being offset entirely by sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company. (i.e. WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were $1.4 million lower due to market developments which resulted in lower vaccine volume in the Norwegian salmon market.

  On  a  consolidated basis, gross profit increased $28.6 million and  the gross margin percent increased to 44.4% in 1999 compared to  42.3%  in 1998. Gross profit in 1998 was reduced  by  a  $1.3 million charge related to the acquisition of Cox.

  A major portion of the dollar increase in the Company's consolidated gross profits was recorded in IPD and results from the 1998 and 1999 acquisitions (particularly Cox). Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies primarily in FCD and sales of new products and licensing activities in IPD and USPD.

  Partially offsetting increases were volume decreases in certain
IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

  Operating expenses increased $15.0 million and represented 32.3% of revenues in 1999 compared to 33.0% in 1998. A portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, and annual increases in compensation including incentive programs. Operating expenses in 1998 include a write off of in-process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

  Operating income increased $13.6 million (55.0%). IPD accounted for $10.6 million of the increase primarily due to 1998 and 1999 acquisitions, the absence of 1998 acquisition charges related to Cox, price increases and new product sales. Increased operating income was recorded by FCD due to increased volume, by USPD due to higher volume and licensing activities net of pricing reductions and to a lesser extent AHD due primarily to increased volume. Increases in certain operating expenses and lower AAHD income due to market developments offset increased operating income to some extent.

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

    Results of Operations -  Three Months Ended June 30, 1999

  Total revenue increased $22.7 million (16.3%) in the three months ended June 30, 1999 compared to 1998. Operating income in 1999 was $20.4 million, an increase of $9.1 million, compared to 1998. Net income was $7.4 million ($.26 per share diluted) compared to $2.3 million ($.09 per share diluted) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced income by $3.1 million ($.12 per share).

  Revenues increased in the Human Pharmaceuticals business by $26.6 million and declined by $4.9 million in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment.

  Changes in revenue and major components of change for each division in the three month period ended June 30, 1999 compared to June 30, 1998 are as follows:

  Revenues in IPD increased by $21.0 million due primarily to the acquisitions in 1998 and 1999 ($15.5 million primarily due to
Cox), the introduction of new products and selected price increases. Revenues in FCD increased by $2.4 million due mainly to volume increases in vancomycin and amphotericin. USPD revenues increased $3.2 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. AHD revenues decreased $5.2 million due to sales previously recorded by Wade Jones company now being recorded by Wynco, the company's joint venture distribution company. (i.e. Wynco joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were approximately the same in a seasonally slow second quarter of both years.

  On a consolidated basis, gross profit increased $14.0 million and the gross margin percent increased to 45.1% in 1999 compared to 42.4% in 1998. The second quarter of 1998 was negatively effected by the $1.3 million charge related to the Cox acquisition and the gross margin percent without the charges was 43.3%.

  A major portion of the increase in dollars was recorded by IPD and is mainly attributable to the 1998 and 1999 acquisitions (primarily Cox). Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in USPD and FCD and sales of new products and licensing activities in IPD and USPD.

  Partially offsetting increases were volume decreases in certain
IPD markets, and lower net pricing primarily in USPD.

  Operating expenses increased $4.9 million and represented 32.5% of revenues in 1999 compared to 34.3% in 1998. The increase results mainly from operating expenses including amortization of intangible assets related to 1998 and 1999 acquisitions. Charges for in-process R&D and severance related to the Cox acquisition of $2.3 million are included in the 1998 amounts.

  Operating income increased $9.1 million. On a comparable basis without the charge in the second quarter of 1998 related to Cox operating income increased $6.1 million (41.1%). Not including the Cox charges IPD operating income increased $3.5 million due to 1998 and 1999 acquisitions, increased pricing and new product sales. Increases were recorded by USPD due to volume increases exceeding price declines and by FCD due to increased volume. AHD operating income was substantially the same and AAHD operating income declined due to unfavorable market developments.

  Interest  expense  increased  in  1999  by  $2.4  million   due
primarily to debt incurred to finance the acquisition of Cox and other 1998 and 1999 acquisitions.

Taxes

  The effective tax rate for the three and six months ended June 30, 1999 was 36.1% and 36.6% compared to 55.9% and 44.7% in the comparable periods in 1998. The primary reason for the higher rate in 1998 was the charge related to the acquisition of Cox included a $2.1 million expense for in-process research and development which is not tax benefited.

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

State of Readiness

  The Company summarizes its divisions' state of readiness at June 30, 1999 as follows:

Information Systems and Hardware

                                       Quarter
                    Approximate range  forecasted for
        Phase       of completion      substantial
                                       completion

        1             100%             Completed
        2             100%             Completed
        3           90 - 100%          3rd Quarter 1999
        4           80 - 95%           3rd Quarter 1999

Embedded Factory Systems

                                       Quarter
                    Approximate range  forecasted for
        Phase       of completion      substantial
                                       completion

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

Third Party Relationships

                                       Quarter forecasted
                    Approximate range  for substantial
        Phase       of completion      completion

        1           100% (a)           Completed (a)
        2           90 - 100% (a)      3rd Quarter 1999(a)
        3           85 - 90%(a)(b)     3rd Quarter 1999(a,b)
        4           75 - 85%(a)(b)     3rd Quarter 1999(a,b)

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

Financial Condition

  Working capital at June 30, 1999 was $167.7 million compared to $165.0 million at December 31, 1998. The current ratio was 1.87 to 1 at June 30, 1999 compared to 1.97 to 1 at year end. Long-term debt to stockholders' equity was 2.23:1 at June 30, 1999 compared to 1.61:1 at December 31, 1998.

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

  The Company expects to continue its pursuit of complementary acquisitions or alliances, both in human pharmaceuticals and animal health that can provide new products and market opportunities as well as leverage existing assets. In order to accomplish any individually significant acquisition or combination of acquisitions, the Company will need to obtain additional financing in the form of equity related securities and/or borrowings. Any significant new borrowings require the Company meet the debt covenants included in the 1999 Credit Facility. In this regard, the Company's acquisition of the Isis Group resulted in an equity to total asset ratio at June 30, 1999 of 24.4%. The ratio falling below 25% requires a prospective increase in the interest rate margin on debt under the 1999 Credit Agreement of .75% and requires the Company to achieve a minimum 25% ratio within six months. A failure to meet the minimum ratio by December 18, 1999 would constitute an event of default under the 1999 Credit Facility and could have a material adverse effect on the Company.

  The ratio can be improved above the 25% requirement by decreasing total assets and/or increasing equity. In fact, at June 30, 1999 in the aggregate either a $6.5 million increase in equity or a $26.1 million decrease in assets would have resulted in a 25% ratio. However, based on current operating plans and growth objectives it is likely that assets will be increased in the next six months and currently forecasted income will not increase equity at a sufficient rate to meet the ratio because of the increase in assets. Additionally, equity is increased or decreased by currency movements which can increase or decrease the ratio. For example, had the actual currency rates as of July 31, 1999 been applied to June 30, 1999 accounts, the Company would have met the 25% ratio. The Company is considering various options, including a possible equity offering, to meet the ratio and is filing a shelf registration statement with the Securities and Exchange Commission for such purpose. The Company believes it will be successful in reaching the required 25% ratio.
____________

Statements made in this Form 10Q/A, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 1998.
PART II.    OTHER INFORMATION

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

  3.1    Certificate  of  Amendment to the Amended  and  Restated
    Certificate  of  Incorporation of the Company effective  July
    22, 1999. *

  10.1    The  Company's  Non-Employee  Stock  Option  Plan,   as
          amended through June, 1999.*

  10.2 Supplemental Agreement dated as of July 1, 1999 by and among Ascent, Alpharma USPD Inc. and the Company relating to the various agreements between these parties filed as Exhibits to the Company's Form 8-K dated February 23, 1999.*

  27   Financial Data Schedule (Electronic filing only).

* Previously filed with original Form 10-Q.

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