Form 10-Q/A
period 1999-09-30
ALPHARMA INC
filed 2000-12-04
CIK 730469

Page 35 of 35
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q/A

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

                          ALPHARMA INC.
                              INDEX

                                                       Page No.
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements


Consolidated Condensed Balance Sheet as of
September 30, 1999 (restated) and December 31,
1998                                                      3


Consolidated Statement of Income for the
Three and Nine Months Ended September 30,
1999 (restated) and 1998                                  4


Consolidated Condensed Statement of Cash
Flows for the Nine Months Ended September 30,
1999 (restated) and 1998                                  5

Notes to Consolidated Condensed Financial
Statements                                              6-20


Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                     21-32

Item 3. Quantitative and Qualitative Disclosures         33
        about Market Risk

PART II.  OTHER INFORMATION

     Item 1.  Legal proceedings                           34

     Item 5.  Other Information                           34

     Item 6.  Exhibits and reports on Form 8-K            34-35

     Signatures                                           35

                 ALPHARMA INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEET
                    (In thousands of dollars)
                           (Unaudited)

                                    September 30,
                                        1999        December 31,
                                      (Restated)       1998
ASSETS
Current assets:
  Cash and cash equivalents           $ 23,305       $ 14,414
  Accounts receivable, net             187,563        169,744
  Inventories                          159,005        138,318
  Prepaid expenses and other            12,983         13,008
      Total current assets             382,856        335,484

Property, plant and equipment, net     246,244        244,132
Intangible assets, net                 502,120        315,709
Other assets and deferred charges       38,210         13,611

      Total assets                  $1,169,430       $908,936

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt  $   4,211        $ 12,053
  Short-term debt                       27,700         41,921
  Accounts payable and accrued
      liabilities                      138,985        105,679
  Accrued and deferred income taxes      9,780         10,784
      Total current liabilities        180,676        170,437

  Long-term debt:
   Senior                              282,622        236,184
   Convertible subordinated notes,
   including $67,850 to related
   party                               365,009        192,850
  Deferred income taxes                 31,880         31,846
  Other non-current liabilities         12,206         10,340

Stockholders' equity:
  Class A Common Stock                   3,673          3,551
  Class B Common Stock                   1,900          1,900
  Additional paid-in-capital           235,079        219,306
  Accumulated other comprehensive
      loss                            (15,293)        (7,943)
  Retained earnings                     77,862        56,649
  Treasury stock, at cost              (6,184)        (6,184)
      Total stockholders' equity       297,037       267,279
         Total liabilities and
           stockholders' equity     $1,169,430       $908,936

           The accompanying notes are an integral part of the consolidated condensed financial statements.

                 ALPHARMA INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF INCOME
              (In thousands, except per share data)
                           (Unaudited)

                           Three Months Ended   Nine Months Ended
                               September 30,      September
30,

                             1999                   1999
                          (Restated)    1998     (Restated)   1998

Total revenue               $199,829  $164,337    $517,995 $430,412

  Cost of sales              106,972    97,642     283,970  251,138

Gross profit                  92,857    66,695     234,025  179,274

  Selling, general and
   administrative expenses    64,664    46,801     167,478  134,634

Operating income              28,193    19,894      66,547   44,640

  Interest expense           (11,257)   (7,454)    (27,580) (18,433)

   Other income (expense), net (673)    (377)      248        (195)

Income before provision for
 income taxes                 16,263    12,063      39,215   26,012

   Provision for income taxes  5,890     4,512      14,276   10,754

Net income                    $10,373  $  7,551   $ 24,939 $ 15,258

Earnings per common share:

  Basic                      $   .38   $   .30     $   .91  $   .60
  Diluted                    $   .35   $   .28     $   .88  $   .59

Dividends per common share   $  .045   $  .045     $  .135  $  .135


           The accompanying notes are an integral part of the consolidated condensed financial statements.

                 ALPHARMA INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (In thousands of dollars)
                           (Unaudited)
                                           Nine Months Ended
                                             September 30,
                                             1999
                                           Restated       1998
Operating Activities:
 Net income                               $ 24,939    $15,258
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation and amortization            35,952      27,250
  Purchased in-process research & development  --       2,081
  Interest accretion on long-term debt      2,159           -
 Changes in assets and liabilities,
  net of effects from business
  acquisitions:
     (Increase) in accounts receivable    (2,671)     (3,699)
     (Increase)decrease in inventories   (16,938)       2,299
     Increase in accounts payable, accrued
      expenses and taxes payable            2,551       3,094
     Other, net                             2,929       5,964
      Net cash provided by
        operating activities               48,921      52,247

Investing Activities:
 Capital expenditures                    (23,332)    (20,347)
 Loans to Ascent Pediatrics               (7,000)        -
 Purchase of businesses, net of
    cash acquired                        (203,408)   (197,044)
    Net cash used in investing
      activities                         (233,740)   (217,391)

Financing Activities:
 Dividends paid                           (3,726)     (3,433)
 Proceeds from sale of convertible
  subordinated notes                      170,000     192,850
 Proceeds from senior long-term debt      317,000     187,522
 Reduction of senior long-term debt     (279,619)   (182,494)
 Net repayments under lines of credit    (15,609)    (22,649)
 Payments for debt issuance costs         (8,757)     (4,175)
 Proceeds from issuance of common stock    14,264       2,682
     Net cash provided by
      financing activities                193,553     170,303

Exchange Rate Changes:
 Effect of exchange rate changes
   on cash                                  (965)        498
 Income tax effect of exchange rate
   changes on intercompany advances         1,122       (801)
     Net cash flows from exchange
          rate changes                        157       (303)
Increase in cash                            8,891       4,856
Cash and cash equivalents at
 beginning of year                         14,414      10,997
Cash and cash equivalents at
 end of period                           $ 23,305     $15,853

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

     A summary of the effects of the restatement adjustments on the accompanying balance sheet as of September 30, 1999 and statements of income for the three and nine month periods ended
September 30, 1999 follows:

                                       September 30, 1999
                                   Reported         Restated
ASSETS:
 Accounts receivable, net         $192,921          $187,563
 Inventories                       155,958           159,005
 Other current assets               36,288            36,288
     Current assets                385,167           382,856

 Non current assets                786,574           786,574

          Total assets          $1,171,741        $1,169,430

LIABILITIES AND EQUITY:
 Current liabilities              $181,615          $180,676
 Long-term debt                    647,631           647,631
 Deferred taxes and other           44,086            44,086
 Cumulative translation adj.      (15,453)          (15,293)
 Stockholders' equity              313,862           312,330

          Total liabilities &
             equity             $1,171,741        $1,169,430


                      Three Months Ended     Nine Months Ended
                      September 30, 1999    September 30, 1999
                    Reported     Restated   Reported   Restated

Total revenue       $203,131    $199,829   $523,729    $517,995
Cost of sales       108,838     106,972    287,233     283,970
Gross profit         94,293      92,857    236,496     234,025
Selling, general &
  administrative
  expenses            64,664      64,664     167,478    167,478
Operating income     29,629      28,193     69,018      66,547
Interest expense    (11,257)    (11,257)   (27,580)    (27,580)
Other, net             (673)       (673)       248         248
Income before
  provision for
  income taxes       17,699      16,263     41,686      39,215
Provision for
  income taxes        6,436       5,890     15,215      14,276
Net income          $ 11,263    $ 10,373   $ 26,471    $ 24,939
Earnings per
  common share:
     Basic            $0.41       $0.38      $0.96       $0.91
     Diluted          $0.38       $0.35      $0.93       $0.88


2.   Inventories

          Inventories consist of the following:

                               September 30,   December 31,
                                     1999         1998

     Finished product            $ 91,151       $ 68,834
     Work-in-process               28,446         25,751
     Raw materials                 39,408         43,733
                                 $159,005       $138,318
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

    Primarily as a result of the Company's acquisition of the Isis Group, the equity to total asset ratio at June 30, 1999 was 24.4%. The ratio falling below 25% required an increase in the margin on debt outstanding under the 1999 Credit Agreement of
 .75% (2.25% aggregate margin) beginning August 18, 1999 and required the Company to achieve a minimum 25% ratio by December 18, 1999. The equity to total asset ratio at September 30, 1999 was 25.4% . The margin increase will be rescinded effective on or about November 2, 1999.

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

Long-term debt consists of the following:
                                       September 30,    December 31
                                                1999           1998
Senior debt:
 U.S. Dollar Denominated:
  1999 Revolving Credit Facility            $230,000              -
   (7.6 - 8.0%)
  Prior Revolving Credit Facility                          $180,000
   (6.6 - 7.0%)                                    -
  A/S Eksportfinans                                -          7,200
  Industrial Development Revenue Bonds:
   Baltimore County, Maryland
      (7.25 %)                                 3,930          4,565
      (6.875%)                                 1,200          1,200
   Lincoln County, NC                          4,000          4,500
  Other, U.S.                                    202            504

 Denominated in Other Currencies:
  Mortgage notes payable (NOK)                40,413         42,224
  Bank and agency development loans (NOK)      7,074          7,991
  Other, foreign                                  14             53
 Total senior debt                           286,833        248,237

Subordinated debt:
 5.75% Convertible Subordinated Notes
      due 2005                               125,000        125,000
 5.75% Convertible Subordinated
      Note due 2005 - Industrier Note         67,850         67,850
   3% Convertible Senior Subordinated
       Notes due 2006 (6.875% yield),
       including interest accretion          172,159              -

 Total subordinated debt                     365,009        192,850

  Total long-term debt                       651,842        441,087
  Less, current maturities                     4,211         12,053
                                            $647,631       $429,034

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

Proforma Information:

    The following pro forma information on results of operations assumes the purchase of all significant businesses discussed above as if the companies had combined at the beginning of each period presented:

                            Proforma             Proforma
                        Three Months Ended  Nine Months Ended
                         September 30,        September 30,
                           1999     1998      1999      1998*

Revenue                 $203,000  $189,700  $565,900  $543,300
Net income               $10,700    $7,300   $25,200   $18,100
Basic EPS                  $0.39     $0.29     $0.92     $0.71
Diluted EPS                $0.36     $0.28     $0.89     $0.70

*   Excludes   actual  non-recurring  charges  related   to   the
acquisition of Cox of $3,130 after tax or $0.12 per share.

    These unaudited pro forma results have been prepared for comparative purposes only and include restated amounts where appropriate and certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and an increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of each respective period, or of future results of operations of the consolidated entities.

5.   Earnings Per Share

    Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:

(Shares in thousands)  Three Months Ended    Nine Months Ended
                        Sept. 30,Sept. 30, Sept. 30, Sept. 30,
                         1999      1998       1999      1998
Average shares
outstanding - basic     27,555     25,437     27,439    25,391
Stock options              393        244        375       194
Warrants                    --        552         --       359
Convertible notes        6,744      6,744      6,744         -
Average shares
outstanding - diluted   34,692     32,977     34,558    25,944

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

     In addition, the 06 Notes issued in June 1999 and convertible into 5,294,301 shares of common stock at $32.11 per share, were not included in the computation of diluted EPS for the three months ended September 30, 1999 and for the nine months ended September 30, 1999. The calculation of the assumed conversion was antidilutive.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income for the nine months ended September 30, 1998. The numerator for all other periods presented includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes.

    A reconciliation of restated net income used for basic to diluted EPS is as follows:

                      Three Months Ended     Nine Months Ended
                     Sept. 30,  Sept. 30,  Sept. 30,   Sept. 30,
                        1999       1998       1999       1998

Net income - basic   $10,373    $7,551     $24,939     $15,258
Adjustment under
 the if-converted
 method, net of tax    1,855      1,812      5,565        -
Adjusted net income
 diluted             $12,228    $9,363     $30,504     $15,258


6.   Supplemental Data

                            Three Months Ended  Nine Months Ended
                            Sept 30, Sept 30,  Sept 30, Sept 30,
                                1999     1998    1999     1998
Other income (expense), net:
 Interest income                $260     $322    $704    $ 590
 Foreign exchange losses, net  (622)    (567)   (890)  (1,055)
 Amortization of debt costs    (498)    (798) (1,155)  (1,091)
 Litigation settlement             -      670   1,000      670
 Income from joint venture
   carried at equity             286        -     934        -
 Gain (loss) on sale of
   assets, net                  (38)     (62)    (94)      619
 Other, net                     (61)       58   (251)       72
                              $(673)   $(377)   $ 248   $(195)


                                     Nine Months Ended
                                  Sept 30,      Sept 30,
                                    1999          1998
Supplemental cash flow
information:
Cash paid for interest (net of
 amount capitalized)     $19,986                   $14,310
Cash paid for income taxes
 (net of refunds) $9,018           $3,640

Detail of businesses acquired:
  Fair value of assets          $252,810          $230,740
  Liabilities                     43,482            33,229
  Cash paid                      209,328           197,511
  Less cash acquired               5,920               467
  Net cash paid for
   acquisitions                 $203,408          $197,044

7.    Reporting Comprehensive Income

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). Total comprehensive income amounted to approximately $26,581 and $19,548 for the three months ended September 30, 1999 and 1998, respectively. Total comprehensive income amounted to approximately $17,589 and $21,340 for the nine months ended September 30, 1999 and 1998. The only components of accumulated other comprehensive income (loss) for the Company are foreign currency translation adjustments.

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

                           Three Months Ended September 30,
                      1999       1998         1999        1998
                          Revenues                 Income

IPD                $84,057      $52,254      $11,716      $2,687
USPD                59,421       52,085        7,555       5,449
FCD                 15,331       12,005        5,773       3,795
AHD                 37,362 (1)   41,787        8,106 (1)   9,496
AAHD                 5,383        7,528        (211)       3,189
Unallocated and
 eliminations      (1,725)      (1,322)      (5,419)     (5,099)
                 $199,829 (1)  $164,337
Interest expense                            (11,257)     (7,454)
             Pretax income                  $16,263 (1)  $12,063

                            Nine Months Ended September 30,
                      1999       1998         1999        1998
                          Revenues                        Income

 IPD              $212,257     $134,711      $24,738     $5,087
 USPD              141,172      128,248       11,998      7,790
 FCD                46,783       37,898       17,719     12,233
 AHD               110,504 (1)  119,367       25,572 (1) 26,429
 AAHD               10,017       13,539      (2,051)      2,877
Unallocated and
 eliminations      (2,738)      (3,351)     (11,181)     (9,971)
                 $517,995(1)   $430,412
Interest expense                            (27,580)    (18,433)
             Pretax income                  $39,215(1)  $26,012


(1) Restated.

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


Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

(All 1999 amounts have been restated as appropriate. See Note 1B to the Consolidated Condensed Financial Statements.)

Overview

    Operations  in  the  first  nine  months  of  1999   improved
relative to the comparable period in 1998. During the 1999 period a number of transactions occurred, including:

-In January, the Company contributed the distribution business of its Wade Jones subsidiary into a joint venture with two similar third-party distribution businesses. The new entity, WYNCO, which is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S., is 50% owned by Alpharma.

-In  January, the Company replaced its revolving credit  facility and  existing  domestic short term credit lines with  a  $300.0
  million   syndicated  facility  which  provides  for  increased
  borrowing capacity.

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

- In June, the Company issued $170.0 million initial principal amount of 3% Convertible Senior Subordinated Notes due 2006.

-In  June,  the Company's IPD acquired the Isis Pharma  Group,  a
  German   generic  pharmaceutical  business  for   approximately
  $153.0 million in cash.

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


Results of Operations - Nine Months Ended September 30, 1999

     Total revenue increased $87.6 million (20.3%) in the nine months ended September 30, 1999 compared to 1998. Operating income in 1999 was $66.5 million, an increase of $21.9 million, compared to 1998. Net income was $24.9 million ($.88 per share diluted) compared to $15.3 million ($.59 per share diluted) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced net income by $3.1 million ($.12 per share).

     Revenues increased in the Human Pharmaceuticals business by $99.4 million and were $12.4 million lower in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment.

     Changes  in revenue and major components of change for  each division  in  the  nine  month period ended  September  30,  1999 compared to September 30, 1998 are as follows:

     Revenues in IPD increased by $77.5 million due primarily to the acquisitions in 1998 and 1999 ($62.7 million aggregate increase due mainly to the Cox and Isis acquisitions). The introduction of new products and price increases which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Cox revenues grew in 1999 from higher volume and pricing due in large part to favorable market conditions which may not continue in 2000. USPD revenues increased $12.9 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. Revenues in FCD increased by $8.9 million due mainly to volume increases in vancomycin, bacitracin and amphotericin. AHD revenues decreased $8.9 million due to increased volume in the poultry and cattle markets being more than offset by sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company. (i.e. WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AAHD sales were $3.5 million lower due to increased competition and an inability to supply certain products from the Bellevue, Washington facility.

     On a consolidated basis, gross profit increased $54.8 million and the gross margin percent increased to 45.2% in 1999 compared to 41.7% in 1998. Gross profit in 1998 was reduced by a $1.3 million charge related to the acquisition of Cox (or .3%).

     A major portion of the dollar increase in the Company's consolidated gross profits was recorded in IPD and results from the 1998 and 1999 acquisitions (particularly Cox and Isis). Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in FCD and sales of new products and licensing activities in IPD and USPD. Partially offsetting increases were volume decreases in certain IPD markets, lower vaccine sales by AAHD and lower net pricing primarily in USPD.

     Operating expenses increased $32.8 million and represented 32.3% of revenues in 1999 compared to 31.3% in 1998. A major portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, severance expenses and annual increases in compensation including incentive programs. Operating expenses in 1998 include a write off of in-process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

     Operating income increased $21.9 million (49.1%). IPD accounted for $19.7 million of the increase primarily due to 1998 and 1999 acquisitions (especially Cox due to favorable market developments), the absence of 1998 acquisition charges related to Cox, price increases and new product sales. Increased operating income was recorded by USPD due to higher volume and licensing activities net of pricing reductions and by FCD due to increased volume mainly in vancomycin, bacitracin and amphotericin. Increases in certain operating expenses and lower operating income in AHD and AAHD offset increased operating income to some extent.

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

Results of Operations - Three Months Ended September 30, 1999

     Total revenue increased $35.5 million (21.6%) in the three months ended September 30, 1999 compared to 1998. Operating income in 1999 was $28.2 million, an increase of $8.3 million, compared to 1998. Net income was $10.4 million ($.35 per share diluted) compared to $7.6 million ($.28 per share diluted) in 1998.

     Revenues increased in the Human Pharmaceuticals business by $42.5 million and declined by $6.6 million in the Animal Health business. Currency translation of international sales into U.S. dollars was not a major factor in the increases or decreases of any business segment.

     Changes  in revenue and major components of change for  each division  in  the  three month period ended  September  30,  1999 compared to September 30, 1998 are as follows:

     Revenues in IPD increased by $31.8 million due primarily to the acquisitions in 1999 ($21.9 million primarily due to Isis), the introduction of new products and selected price and volume increases for Cox as a result of favorable market conditions that may not continue in 2000. USPD revenues increased $7.3 million due to volume increases in existing and new products and revenue from licensing activities offset partially by lower net pricing. Revenues in FCD increased by $3.3 million due mainly to volume increases in vancomycin, bacitracin and polymyxin. AHD revenues decreased $4.4 million due to sales previously recorded by Wade Jones company now being recorded by Wynco, the company's joint venture distribution company. (i.e. Wynco joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) AHD revenues from I.D. Russell, acquired in September 1999, partially offset the reduction due to the establishment of the joint venture. AAHD sales were $2.1 million lower due to increased competition and an inabililty to supply certain products from the Bellevue, Washington facility.

     On  a  consolidated  basis,  gross  profit  increased  $26.2 million  and the gross margin percent increased to 46.5% in  1999 compared to 40.6% in 1998.

     A major portion of the increase in dollars was recorded by IPD and is mainly attributable to the 1999 acquisitions (primarily Isis) and selected price increases. Other increases are attributable to higher volume, manufacturing cost reductions and yield efficiencies in USPD and FCD and sales of new products and licensing activities in USPD. Partially offsetting increases were volume decreases in certain IPD markets, lower net pricing primarily in USPD and declines in AHD due mainly to gross profits related to sales previously reported by Wade Jones now being recorded by the Wynco joint venture.

     Operating expenses increased $17.9 million and represented 32.4% of revenues in 1999 compared to 28.5% in 1998. The increase results mainly from operating expenses related to 1999 acquisitions including amortization of intangible assets, increased selling and marketing expenses related to higher sales, severance expenses and increased consulting expenses.

     Operating income increased $8.3 million (41.7%). IPD operating income increased $9.0 million due to increased pricing mainly at Cox, new product sales and 1999 acquisitions. Increases were recorded by USPD due to volume increases exceeding lower net pricing and by FCD due to increased volume. AHD operating income declined due to higher operating expenses and operating income related to sales previously reported by Wade Jones now being recorded by the Wynco joint venture. AAHD operating income declined due to decreased revenues and charges recorded for severance at the Bellevue, Washington facility which will be closed or sold.

     Interest expense increased in 1999 by $3.8 million due primarily to debt incurred to finance the acquisition of Isis and other 1999 acquisitions and to a lesser extent higher interest rates in 1999.

Taxes

     The effective tax rate for the three and nine months ended September 30, 1999 was 36.2% and 36.4% compared to 37.4% and 41.3% in the comparable periods in 1998. The primary reason for the higher rate in 1998 was the charges related to the acquisition of Cox included a $2.1 million expense for in-process research and development which is not tax benefited.

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

Embedded Factory Systems

                    Approximate range    Quarter forecasted for
Phase               of completion        substantial completion
1                   100%                 Completed
2                   100%                 Completed
3                   95 -100%             4th Quarter 1999
4                   95 -100%             4th Quarter 1999

Third Party Relationships

                    Approximate range    Quarter forecasted for
Phase               of completion        substantial completion

1                   100% (a)             Completed (a)
2                   100% (a)             Completed (a)
3                   95 - 100% (a) (b)    4th Quarter 1999(a,b)
4                   90 - 100% (a) (b)    4th Quarter 1999(a,b)

(a) Refers  to  significant identified risks -  (e.g.  customers, suppliers  of raw materials and providers of services)  does
     not  include  exposures  that  relate  to  interruption   of
     utility or government provided services.

(b) Awaiting completion of vendor response and follow-up due diligence to Y2K readiness surveys.

Cost

     The Company expects the costs directly associated with its Y2K efforts to be between $2.25 million and $2.5 million of which approximately $2.0 million has been spent to date. The cost estimates do not include additional costs that may be incurred as a result, of the failure of third parties to become Y2K compliant or costs to implement any contingency plans.

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

Risk Factors

    The Company is updating the Governmental regulation risk factor included in the 1998 Form 10-K as follows:

    The European Union and five non-EU countries have banned the use of bacitracin zinc, a feed antibiotic growth promoter, in livestock feeds effective July 1, 1999. The EU ban is based upon the "precautionary Principle" which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. 1998 sales of the Company's bacitracin based products were approximately $10.9 million in the EU and $1.8 million in the non-EU countries which have also banned the product. The initial effort to reverse this action by means of a court injunction from the Court of First Instance of the European Court was denied. The Company is continuing its attempts to reverse or limit this action, with particular emphasis on political means. The Company believes that strong scientific evidence exists to refute the EU position. In addition, other countries are considering a similar ban. If the loss of bacitracin zinc sales is limited to the European Union and those countries that have already taken similar action, the Company does not anticipate a material adverse effect. If either
(a) other countries more important to our sales of bacitracin based products ban these products or (b) the European Union (or countries or customers within the EU) acts to prevent the importation of meat products from countries that allow the use of bacitracin-based products, the Company could be materially affected. A ban in the United States would be materially adverse to the Company. The Company cannot predict whether the present bacitracin zinc ban will be expanded.

Financial Condition

    Working capital at September 30, 1999 was $202.2 million compared to $165.0 million at December 31, 1998. The current ratio was 2.12 to 1 at September 30, 1999 compared to 1.97 to 1 at year end. Long-term debt to stockholders' equity was 2.18:1 at September 30, 1999 compared to 1.61:1 at December 31, 1998.

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

 All balance sheet captions decreased as of September 30, 1999 compared to December 1998 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone and British Pound, depreciated versus the U.S. Dollar in the nine months of 1999 by approximately 2%, 9% and 1% , respectively. In addition, the Company's operations in Brazil were negatively affected due to the decline of its currency versus the U.S. Dollar. These decreases in balance sheet captions impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $3.1 million, inventories $2.5 million, accounts payable and accrued expenses $2.0 million, and total stockholders' equity $7.4 million. The $7.4 million decrease in stockholder's equity represents other comprehensive loss for the nine months ended September 30, 1999 resulting from the strengthening of the U.S. dollar.

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

    The Company is required to meet the debt covenants included in the 1999 Credit Facility. At September 30, 1999, the Company had a equity to total asset ratio of 25.4% which is in excess of the required 25%. The slight margin by which the Company met the ratio and the possibility of not meeting the ratio due to an increase in assets or due to factors beyond the Company's control such as currency movements has resulted in the Company considering certain measures which could include an equity offering.

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

     At September 30, 1999 the Company had forward foreign exchange contracts with a notional amount of $10.7 million. The fair market value of such contracts is essentially the same as the notional amount. All contracts expire by the third quarter of 2000. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a l0% movement in foreign currency exchange rates would be approximately $.6 million and generally would be offset by the change in value of the hedged receivable or payable.

     At September 30, 1999 the Company has no interest rate agreements outstanding. The Company is considering entering into interest rate agreements in 1999 and 2000 to fix the interest rate on a portion of its long term debt.
______________________
Statements made in this Form l0-Q/A, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 1998.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     10.1Resignation Agreement dated September 24, 1999 between the Company and Gert Munthe.*

     10.2Second Supplemental Agreement dated October 15, 1999 by and among Ascent Pediatrics Inc., Alpharma USPD
          Inc. and the Company.*

     27  Financial Data Schedule. (Electronic filing only.)

     * Previously filed with Form 10-Q

(b) Reports on Form 8-K.

     On  August  30,  1999, the Company filed a  report  on  Form
8-K/A  dated  June  18, 1999 reporting Item  2.  "Acquisition  or
Disposition of Assets."

     The  event reported was the acquisition of Isis. The Form  8
K/A included the audited financial statements of Isis and required pro forma financials.





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