Form 10-K
period 2000-12-31
ALPHARMA INC
filed 2001-03-28
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934
For the fiscal year ended	Commission File No. 1-8593
December 31, 2000

ALPHARMA INC.
(Exact name of registrant as specified in its charter)
Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Executive Drive, Fort Lee, New Jersey 07024
(Address of principal executive offices) zip code

(201) 947-7774
(Registrant's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange

Subordinated Convertible Notes due 2005	New York Stock Exchange

Convertible Senior Subordinated Notes due 2006	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of March 9, 2001 was $972,431,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 9, 2001 was:

Class A Common Stock, $.20 par value - 30,714,828 shares;
Class B Common Stock, $.20 par value - 9,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 2001 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

PART I

Item 1. Business

GENERAL

     The Company is a multinational pharmaceutical company that develops, manufactures and markets pharmaceutical products for use in humans and animals. The Company manufactures and markets approximately 690 pharmaceutical products for human use and 32 animal health products. The Company conducts business in more than 60 countries and has approximately 3,500 employees at 46 sites in 23 countries. For the year ended December 31, 2000, the Company generated revenue and operating income of approximately $920.0 million and $134.0 million, respectively.

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

Controlling Stockholder

     A.L. Industrier beneficially owns all of the outstanding shares of the Company's Class B Common Stock, or 23.6% of the Company's total common stock outstanding at December 31, 2000. In addition, A.L. Industrier holds $67.8 million of Convertible Subordinated Notes due 2005 which may, under certain circumstances, be converted into 2,372,896 shares of the Company's Class B Common Stock. The Class B Common Stock bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. Mr. Einar Sissener, Chairman of the Board of the Company and a controlling stockholder of A.L. Industrier, and members of his immediate family, also beneficially own 328,667 shares of the Company's Class A Common Stock. As a result, A.L. Industrier, and ultimately Mr. Sissener, can control the Company.

Amendment to Certificate of Incorporation

     In July of 2000, the Company solicited and received shareholder consent with respect to a proposal to amend the Company's Amended and Restated Certificate of Incorporation increasing the authorized number of Class A Common Stock, par value $.20 per share, from 50,000,000 shares to 65,000,000 shares and clarifying that sufficient shares of Class A Common Stock needed to be reserved for issuance upon conversion of the Company's Class B Common Stock, par value $.20 per share.

Amendment to Credit Facility

     In June of 2000, the Company signed an amendment to its 1999 Credit Facility and increased the facility by $100.0 million to $400.0 million.

Class A Common Stock Offering

     In May of 2000, the Company sold 4,950,000 shares of Class A Common Stock (the "Shares") for $37.50 per share to Donaldson, Lufkin and Jenrette Securities Corporation who then offered the Shares to third parties. The Shares have been registered with the Securities and Exchange Commission pursuant to a Shelf Registration Statement filed in August of 1999, and listed on the New York Stock Exchange.

     In August of 2000, the Company sold an additional 5,000,000 shares of its Class A Common Stock ("Additional Shares") for $57.50 per share to Donaldson, Lufkin & Jenrette Securities Corporation and Banc of America Securities LLC who then offered the shares to third parties. The Additional Shares have been registered with the Securities and Exchange Commission pursuant to a Shelf Registration Statement filed in June, 2000 which permits the Company to sell up to $500.0 million in debt and equity securities in one or more public transactions. The Additional Shares are listed on the New York Stock Exchange.

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

Financial Information About Industry Segments

     The Company operates in the human and animal pharmaceutical industries. In 2000 it had five business segments within these industries. The table that follows shows how much each of these segments contributed to revenues and operating income in the past three years. In January, 2001 the Aquatic Animal Health Division became a part of the Animal Health Division for all management and financial purposes and for all subsequent periods will no longer be reported as a separate business segment. In addition, while not yet implemented, it is the Company's intention to combine its three human pharmaceutical segments into a single segment within the next several years.
($ in Millions)	Revenues			Operating Income (loss)
	2000	1999	1998	2000	1999	1998

International Pharmaceuticals Division	309.3	303.3	193.1	41.7	35.6	8.0

U.S. Pharmaceutical Division	233.0	197.3	178.8	26.4	16.6	11.1

Fine Chemicals Division	62.7	60.8	53.0	25.5	23.1	17.5

Animal Health Division	305.7	159.5	166.3	61.5	38.1	37.8

Aquatic Animal Health Division	13.9	16.1	19.0	(3.2)	(2.5)	3.6

     For additional financial information concerning the Company's business segments see Note 22 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

NARRATIVE DESCRIPTION OF BUSINESS

Human Pharmaceuticals

     The Company's human pharmaceuticals business is comprised of the International Pharmaceuticals Division, U.S. Pharmaceuticals Division and Fine Chemicals Division. Each of these Divisions is managed by a separate senior management team although the Company has embarked on a long-term strategy which is intended to result in the partial or full combination of these entities into a single, integrated business segment. The Company's human pharmaceutical business had sales of approximately $605.0 million in 2000, before elimination of intercompany sales, with operating profit of approximately $94.0 million.

     Generic pharmaceuticals which are the primary products of the U.S. and International Pharmaceuticals Division, are the chemical and therapeutic equivalents of brand-name drugs. Although typically less expensive, they are required to meet the same governmental standards as brand-name drugs and most must receive approval from the appropriate regulatory authority prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired, or until the manufacturer can develop a product which meets the chemical and therapeutic equivalency standards required by applicable law without infringing any valid patents held by the brand-name manufacturer.

International Pharmaceuticals Division ("IPD")

     The Company's International Pharmaceuticals Division develops, manufactures, and markets a broad range of pharmaceuticals for human use. The Company believes that it is one of the largest manufacturers and marketers of generic solid dose pharmaceuticals in Europe including substantial market activities in the United Kingdom, Germany, the Nordic countries, the Netherlands and Portugal. IPD also has a significant presence in Southeast Asia including a strong market position in Indonesia.

     Product Lines. The International Pharmaceuticals Division manufactures products utilizing approximately 400 active pharmaceutical ingredients sold in approximately 900 different formulations including tablets, capsules, ointments, creams, liquids, suppositories and injections.

The Division's presence in Europe continues to grow as sales of generic pharmaceuticals have been increasing relative to patent protected pharmaceuticals. A principal cause of this increase has been enactment of government regulations promoting generic pharmaceuticals as a means of reducing pharmaceutical expenses.

Prescription Pharmaceuticals. The Division manufactures approximately 789 prescription products with a concentration on prescription drug antibiotics, analgesics/antirheumatics, psychotropics and cardiovascular products. The predominant number of these products are sold on a generic basis.

OTC Products. The Division also manufactures approximately 111 OTC products. The Division has a broad range of products such as those for skin care, gastrointestinal care and pain relief, and including such products as vitamins, fluoride tablets, adhesive bandages and surgical tapes. A substantial number of these products are sold on a branded basis.

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

     The Company intends to continue the operations of Cox, ISIS and the smaller German and French generic product lines to achieve benefits from leveraging these new activities with the other businesses of the International Pharmaceutical Division. In addition, the Company has integrated the acquired businesses into a pan European generics business and plans to expand the scope of the acquired operations by adding to the acquired product base certain other pharmaceutical products of the Company. The Company is continuing to review market expansion opportunities in Europe. In addition, the Company has targeted the Far East and Latin America as further opportunities for geographic expansion. There is no assurance that any such geographic expansion opportunity will be realized.

     Facilities. The Company maintains five manufacturing facilities for its international pharmaceutical products, all of which also house administrative offices and warehouse space. The Company's plants in Lier, Norway and Barnstaple, England, include many technologically advanced applications for the manufacturing of tablet, liquid and ointment products. The Company's plant in Copenhagen, Denmark manufactures a limited number of sterile products. In addition to the Barnstaple, Copenhagen and Lier facilities, the Company also operates plants in Vennesla, Norway, for bandages and surgical tape products, and Jakarta, Indonesia, for tablets, ointments and liquids. The Jakarta plant has received regulatory approval to export certain products to Europe.

     In 1998, the Company substantially completed the implementation of a production rationalization plan which included the transfer of all tablet, ointment and liquid production from Copenhagen to Lier and the transfer of sterile production from Norway to the Copenhagen facility.

     Competition. The Division operates in geographic areas that are highly competitive. Many of the Company's competitors in this area are substantially larger and have greater financial, technical, and marketing resources than the Company. Most of the Company's international pharmaceutical products compete with one or more other products that contain the same active ingredient. In European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent protected pharmaceuticals. Generics are gaining market share because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote generic pharmaceuticals in lieu of original formulations. This increased focus on pharmaceutical prices may lead to increased competition and price pressure for suppliers of all types of pharmaceuticals, including branded generics. In addition, in certain countries such as France, because of size and product mix, the Company may not be able to capitalize on such changes as fully as its competitors. (see "Risk Factors"). The Company's international pharmaceutical products have also been encountering "parallel imports" (i.e.,imports of identical products from lower priced markets under EU laws of free movement of goods). (See "Risk Factors") Additionally, in the UK, the Company's international pharmaceutical products are subject to pricing pressure due to maximum pricing regulations which came into effect, on an interim basis, on August 3, 2000. The government has indicated that it will review the interim legislation within the next 12 months. This legislation may lead to further price reductions. (See "Risk Factors").

Geographic Markets. The principal geographic markets for the Division's pharmaceutical products are the United Kingdom, Germany, Netherlands, France, the Nordic and other Western European countries, Indonesia, and the Middle East.

        Sales and Distribution and Customers. Depending on the characteristics of each geographic market, generic products are predominantly marketed under either brand or generic names. OTC products are typically marketed under brand names with concentration on skin care, pain relief and vitamins. The Division employs a specialized sales force of 394 persons, 165 and 143 of whom are in Indonesia and Germany respectively, that markets and promotes products to doctors, dentists, hospitals, pharmacies and consumers. In each of its international markets, the Company uses wholesalers to distribute its pharmaceutical products.

U.S. Pharmaceuticals Division ("USPD")

     The U.S. Pharmaceuticals Division develops, manufactures, and markets specialty generic prescription and over-the-counter ("OTC") pharmaceuticals for human use. With approximately 156 products, the Division is a market leader in generic liquid and topical pharmaceuticals with what the Company believes to be the broadest portfolio of manufactured liquid and topical products in the generic industry. In addition, the Company believes it is the only major U.S. generic liquid and topical prescription drug manufacturer with a substantial presence in generic OTC pharmaceuticals. With approximately 65 OTC products, the Company is increasing its presence as a significant supplier to major retailers. The Company believes that its broad product lines give the Company a competitive advantage by providing large customers the ability to buy a significant line of products from a single source.

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

     Product Lines. The Company's U.S. Pharmaceutical Division (excluding its telemarketing operation) manufactures and/or markets approximately 156 generic products, primarily in liquid, cream and ointment, solution for inhalation and suppository dosage forms. Each product represents a different chemical entity. These products are sold in over 289 product presentations under the Alpharma® brand and private labels.

     Liquid Pharmaceuticals. The U.S. Pharmaceuticals Division is the leading U.S. manufacturer of generic pharmaceutical products in liquid form with approximately 103 products. The experience and technical know-how of the Division enables it to formulate therapeutic equivalent drugs in liquid forms and to refine product characteristics such as taste, texture, and appearance.

     The Division manufactures approximately 17 cough and cold remedies which constitute a significant portion of the Division's liquid pharmaceuticals business. This business is seasonal in nature, and sales volume is higher in the fall and winter months and is affected, from year to year, by the incidence of colds, respiratory diseases, and influenza.

     Creams, Lotions and Ointments. The Division manufactures approximately 46 cream, lotion and ointment products for topical use. The experience and technical know-how of the Division enables it to formulate therapeutic equivalent drugs in topical forms and refine product characteristics such as color, texture and consistency.

     Suppositories, Aerosols and Other Specialty Generic Products. The Division also manufactures seven suppository products and markets certain other specialty generic products, including one aerosol and three nebulizer products.

     In February of 1999, the Company reached an agreement with Ascent Pediatrics, Inc. ("Ascent") to lend that entity a maximum of $40.0 million. The Company also received an option to purchase all of the capital stock of Ascent in 2003 for a multiple of Ascent's 2002 operating earnings. As of February of 2000 $12.0 million was advanced under this arrangement. In December of 2000, Ascent's $12.0 million loan was exchanged for the rights to a branded pediatric product. At the same time, all future obligations to lend funds to Ascent under the $40.0 million loan agreement were cancelled as was the Company's option to purchase Ascent. In addition, the Company has agreed to lend Ascent a maximum of $6.25 million for working capital purposes. As of March 22, 2001, $5.0 million is outstanding under such loan. Such loan is secured by the rights to an Ascent pediatric product and is fully payable no later than June 30, 2002.

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

     Competition. Although the Company is a market leader in the U.S. in the manufacture and marketing of specialty generic pharmaceuticals, it operates in a highly competitive price sensitive market. The Company competes with other companies that specialize in generic products and with the generic drug divisions of major international branded drug companies and encounters market entry resistance from branded drug manufacturers. The Company has embarked on a strategy of attempting to introduce certain generic drugs earlier than the last expiration date for patents held by the branded manufacturer through the process of designing around existing patents and/or challenging patents believed to be invalid. The Company expects vigorous challenges to these activities which may result in substantial legal costs.

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

Customers. The Company has historically sold its U.S. pharmaceutical products to pharmaceutical wholesalers, distributors, mass merchandisers and retail chains, as well as to food chains, hospitals and managed care providers. In response to the general trend of consolidation among pharmaceutical customers, including wholesalers, the Company is placing an increased emphasis on marketing its products directly to managed care organizations, group purchasing organizations, mass merchandisers and chain drug stores to gain market share and enhance margins.

Fine Chemicals Division ("FCD")

     The Company's Fine Chemicals Division develops, manufactures and markets active pharmaceutical ingredients to the pharmaceutical industry for use in finished dose products sold on a worldwide basis and benefits from over four decades of experience in the use of and development of fermentation and purification technology. In addition, the Company's fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products of the Company's animal health business.

     Product Lines. The Company's fine chemical products constitute the active substances in certain pharmaceuticals for the treatment of certain skin, throat, intestinal and systemic infections. The Company is the world's leading producer of bacitracin, bacitracin zinc and polymixin, and is a leading producer of vancomycin; all of which are important pharmaceutical grade antibiotics. The Company also manufactures other antibiotics such as amphotericin B and colistin for use systemically and in specialized topical and surgical human applications. The Company has substantially expanded its production capacity and sales of vancomycin as a result of the 1997 approval to sell vancomycin in the U.S., expanded capacity at its Copenhagen facility, and the December 1998 acquisition of a facility in Budapest, Hungary. The Company is actively considering an expansion of the FCD product line through external purchases or internal development. No assurances can be given that such strategy will be successful.

     Facilities. The Company manufactures its fine chemical products in its plants in Oslo, Norway (which also manufactures products for the Animal Health Division), Copenhagen, Denmark (which also manufactures products for the International Pharmaceutical Division) and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. A material upgrade in manufacturing processes and capacity at the Budapest facility is substantially complete. All these facilities have been approved as a manufacturer of certain sterile and non-sterile bulk antibiotics by the FDA and by the health authorities of certain European countries. (See "Environmental Matters" for a discussion of an administrative action related to the Budapest facility)

     Competition. The bulk antibiotic industry is highly competitive and many of the Company's competitors in this area are substantially larger and have greater financial, technical, and marketing resources than the Company. Sales are made to relatively few large customers with prices and quality as the determining sales factors. In sales to smaller customers, price, quality and service are the determining factors. The Company believes its fermentation and purification expertise and established reputation provide it with a competitive advantage in these antibiotic products.

     Geographic Markets and Sales and Distribution. U.S. sales of fine chemical products represent approximately 55% of the revenue from these products with significant additional sales in Europe, Asia and Latin America. The Company distributes and sells its fine chemical products in the North America and Europe using its own sales force. Sales in other parts of the world are primarily through the use of local agents and distributors.

Animal Pharmaceuticals

     During 2000, the animal pharmaceutical business was comprised of the Animal Health Division and the Aquatic Animal Health Division. Each of these divisions was managed by a separate senior management team. In January, 2001 the Aquatic Animal Health Division became a part of the Animal Health Division for all management and financial purposes and for all subsequent periods will no longer be reported as a separate business segment. In 2000, the Company had animal health product sales of approximately $320.0 million, before elimination of intercompany sales, with operating profit of approximately $58.0 million.

Animal Health Division ("AHD")

The Company develops, manufactures and markets pharmaceutical products for animals raised for commercial food production worldwide. The Company believes that its animal health business is a leading manufacturer and marketer of feed additives to the worldwide poultry and swine industries.

     Product Lines. The Company's principal animal health products are: (i) BMD® a bacitracin based feed additive used to prevent or treat diseases in poultry and swine; (ii) Albac®, a bacitracin based feed additive used to prevent or treat diseases in poultry, swine and calves; (iii) 3-Nitro®, Histostat™, Zoamix® and anticoccidials, (iv) Aureomycin®, Aureomycin combination products and Chlormax™ ("CTC"), feed grade antibiotics used to prevent and treat diseases in livestock; (v) lasalocid, salinomycin and maduramicin, anticoccidials used for disease prevention in poultry and, as to lasalocid, also cattle; (vi) Deccox®, a feed additive used to prevent and control diseases that affect growth in cattle and calves and prevent diseases in chickens; and (vii) soluble antibiotics and vitamins. Based upon its fermentation experience and a strong marketing presence, the Company is the market leader in the manufacture and sale of bacitracin-based feed additives which are marketed under the brand names Albac and BMD. The Animal Health Division experienced a significant increase in market share in MFA (defined below) products due to the acquisition of Roche's MFA business.

     In 1997, the Company acquired the Deccox brand name and certain related assets from Rhone-Poulenc's Animal Nutrition Division. Under the agreement pursuant to which Deccox was acquired, Rhone-Poulenc will continue to manufacture this product for sale by the Company for a period of 15 years. Deccox is used to prevent and control coccidiosis (a parasite that adversely affects growth)in cattle and poultry. The acquisition of the Deccox brand has provided the Company with its initial entry into the cattle and calf market. In addition to Deccox sales, this has offered the opportunity to market to the cattle industry several of the Company's established products which have historically been sold only in the swine and poultry markets.

In 1999 the Company purchased I.D. Russell Company Laboratories, a manufacturer of a line of soluble antibiotics and vitamins. The Company also acquired exclusive marketing rights to an animal fertility testing system from Progeny Systems, LLC. In addition, during 1999 the Company acquired exclusive marketing rights to Reporcin® (porcine somatotropin), a performance and meat quality improvement product for injectable use in swine. Sales of Reporcin are ongoing in certain limited countries including the recent introduction of the product in Mexico which has a substantial swine population. However, the full realization of the potential for Reporcin is dependent upon governmental license approvals, and market acceptance, in numerous other countries, including the United States. The agreement granting the Company rights to Reporcin requires the Company to make a maximum of $65 million in additional product payments upon receipt of product licenses in certain specified countries and to expend additional funds to build or lease a plant to manufacture Reporcin. To meet the latter requirement, in June, 2000, the Company acquired a biopharmaceutical plant in Terre Haute, Indiana which it intends to use for the production of Reporcin beginning in 2002.

In May, 2000 the Company purchased the Medicated Feed Additive Business ("MFA business") of F. Hoffmann La Roche Ltd. ("Roche") for approximately $288 million. The MFA business consists of products (including Aureomycin (chlortetracycline), Bovatec and Avatec® (lasalocid), Bio-Cox® (salinomycin) and Cygro® (maduramicin)) used in the livestock and poultry industries for preventing and treating diseases in animals. MFA business sales in 1999 were approximately $200 million with over 50% in North America and the remainder in Europe, Latin America and South East Asia. The acquisition included inventories, five manufacturing and formulation sites in the United States, global product registrations, licenses, trademarks and associated intellectual property, and certain of the Roche employees, primarily in manufacturing and sales and marketing.

     The Company believes that the number of products it has approved to be used in combination with other products is a significant competitive advantage. FDA regulations require animal health products to be approved for use in combination with other products in animal feeds. Therefore, it is generally difficult to gain market acceptance for new products unless such products are approved for use with other existing products. The approval for use of a new product in combination with other products generally requires the cooperation of the manufacturer of such other products. When seeking such cooperation from other manufacturers, the Company believes it is a competitive advantage to have products with which other manufacturers desire to obtain combination approval. To date, the Company has been successful in its ability to obtain the cooperation of third parties in seeking combination approval for its products. There can be no assurance, however, that the Company will continue to obtain such cooperation from others. Presently, the Company has sponsored a total of 83 combination approvals in the U.S.

     The Company believes that features of BMD have enhanced the Company's competitive position in the animal health business. Generally, FDA regulations do not permit animals to be sold for food production unless their feed has been free of additives that are absorbed into animal tissue for a certain period of time as required by FDA rules. BMD is not absorbed into animal tissue, and therefore need not be withdrawn from feed prior to the marketing of the food animals. This attribute of BMD allows producers to avoid the burden of removing these additives from feed in order to meet the FDA requirement. In addition, since bacitracin, the antibiotic contained in BMD is not used in oral human treatment for systemic diseases, the Company believes that this product does not lead to any significant development of antibiotic resistance in human pathogens.

     Facilities. The Company produces its animal health products in state-of-the-art manufacturing facilities. The Animal Health Division produces BMD at its Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo facility shared with the Fine Chemicals Division. Soluble antibiotics and vitamins are formulated in the division's Longmont, Colorado facility and Reporcin is produced at the Company's plant in Parkville, Australia. In 2000 the Company purchased a facility in Terre Haute, Indiana, which it intends to use for further production of Reporcin. CTC is produced at the division's Hanibal, Missouri and Willow Island, West Virginia facilities in addition to being purchased from foreign suppliers. It is then blended at independent blending facilities. BMD is blended at the division's Chicago Heights, Illinois facility. Bio-Cox® is blended in the division's Van Buren, Arkansas facility, and Avatec® and Bovatec® are blended at its Salisbury, Maryland facility. The 3-Nitro product line and lasalocid are manufactured using the Company's technology at separate third party facilities. These contracts requires the Company to purchase minimum yearly quantities on a cost plus basis. Deccox is manufactured in accordance with a fifteen year agreement using the Company's technology at an unrelated Company's facility. Blending of 3-Nitro and Deccox is done at the Company's Lowell, Arkansas plant. Product research and development is done at the division's Wrightstown, New Jersey facility.

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

     Geographic Markets. The Company presently sells a major portion of its animal health products in the U.S. With the addition of the MFA business, the Animal Health Division has expanded its international sales capability consistent with its globalization strategy.

     Sales and Distribution. The Company's animal health products in the U.S., Europe, Canada, Mexico, Brazil, Australia and certain other selected markets are sold through a staff of technically trained sales and service employees. The Company has sales offices in the U.S., Canada, Mexico, Singapore, the People's Republic of China, Brazil, France, Belgium, and Australia and in 2000, added sales offices in Chile and Argentina pursuant to the acquisition of the MFA business. The Company anticipates establishing additional foreign sales offices. Sales of the Animal Health Division's products in the remainder of the world are made primarily through the use of distributors and sales companies. In January of 1999, the Company combined its wholly-owned U.S. distribution company with two similar third party distribution businesses to form a joint venture 50% owned by the Company. The new entity is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S.

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

Aquatic Animal Health Division ("AAHD")

     The Company develops, manufactures and markets vaccines for use in immunizing farmed fish against disease. The Company's vaccines for fish are used by fish farms to control disease in densely populated growth environments. The Company believes that the market for vaccines will continue to grow along with the growth of fish farms as the worldwide demand for fish continues to increase beyond what can be supplied from the natural fish habitat.

     In November 1999 the Company purchased Vetrepharm Ltd., the United Kingdom distributor of AAHD products and certain products of unaffiliated manufacturers for cash consideration of approximately $2.5 million.

     Product Lines. The Aquatic Animal Health Division supplies injectable vaccines for farm raised salmon. In addition, the Division is a pioneer in the development of vaccines for trout, sea bass, sea bream, yellowtail and other commercially important farm species.

     Facilities. The Company manufactures its fish vaccine products at its Overhalla, Norway facility. Contract manufacturing is utilized to provide certain raw materials for vaccine production. In 1999, the Company closed its Bellevue, Washington production facility and transferred substantially all of the products manufactured at that plant to Overhalla.

     Competition. While the Company has few competitors in the aquatic animal health industry, the industry is subject to rapid technological change. Competitors could develop new techniques and products that would render the Company's aquatic animal health products obsolete if the Company was unable to match the improvements quickly. In this regard, the Company is presently developing a new salmon vaccine to reverse a decline in market share caused by the entry of a competitor's vaccine that appears to be effective in smaller doses.

     Geographic Markets. The Company sells its aquatic animal health products in Norway, the United Kingdom, Canada, the U.S., Greece, Turkey, Chile and Japan.

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

Information Applicable to all Business Segments

External Growth Strategy

     An important element of the Company's long term strategy is to pursue acquisitions that in general will broaden global reach and/or augment product portfolios. Significant to this strategy is the acquisition, over time, of an entity in the US tablet and capsule market, additional human pharmaceutical entities in several geographic areas outside the US and products or companies which would expand the Company's FCD business. There is no assurance that any such acquisitions will be consummated or, if made, will ultimately be successful additions to the Company's business. While no commitments exist, the Company is considering several acquisition candidates and expects to continue its pursuit of these and other complementary acquisitions or alliances. Any such acquisitions could be dilutive to the Company's earnings in 2001 and, possibly, later years. In order to accomplish this strategy the Company may use its available cash and credit lines and, for more significant transactions, obtain additional financing in the form of debt or the issuance of common stock or other related equity.

Research, Product Development and Technical Activities

     Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the Human Pharmaceuticals business within the U.S., Norway and Denmark concentrate on the development of generic equivalents of established branded products as well as discovering creative uses of existing drugs for new treatments. The Company's research, product development and technical activities also focus on developing proprietary drug delivery systems, patent circumvention development (in the U.S.) and on improving existing delivery systems, fermentation technology and packaging and manufacturing techniques. In view of the substantial funds which are generally required to develop new chemical drug entities, the Company does not anticipate undertaking significant activities in this area.

     The Company's technical development activities for Animal Pharmaceuticals involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for or variations of existing products and seeking related FDA and analogous governmental approvals.

     Generally, research and development are conducted on a business segment basis. Accordingly, upon integration of the five business segments into two segments, research and development will be conducted on a two segment basis. The Company conducts its technical product development activities at its facilities in Copenhagen, Denmark; Oslo, Norway; Baltimore, Maryland; Wrightstown, New Jersey and Willow Island, West Virginia and Chicago Heights, Illinois, as well as through independent research facilities in the U.S. and Europe.

     Research and development expenses were approximately $43.3 million, $40.2 million and $36.0 million in 2000, 1999, and 1998, respectively. It is anticipated that the Company's research and development spending for 2001 will be approximately $60.0 million.

Government Regulation

General. The research, development, manufacturing and marketing of the Company's products are subject to extensive government regulation by either the FDA or the USDA, as well as by the DEA, FTC, CPSC, and by comparable authorities in the EU, Norway, Indonesia and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Area and, as such, has accepted all EU regulations with respect to pharmaceuticals except in the area of feed antibiotics. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Noncompliance with applicable requirements can result in civil or criminal fines, recall or seizure of products, total or partial suspension of production and/or distribution, debarment of individuals or the Company from obtaining new generic drug approvals, refusal of the government to approve new products and criminal prosecution. Such government regulation substantially increases the cost of producing human pharmaceutical and animal health products.

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

     In Europe, certain Directives confer a similar market exclusivity in respect of proprietary medicines, irrespective of any patent protection. Before a generic manufacturer can present an abridged application for a marketing authorization, it must generally wait until the original proprietary drug has been on the market for a certain period (unless they have the consent of the person who submitted the original test data for the first marketing authorization, or can compile an adequate dossier of their own). In the case of high technology products, the period is 10 years or in some states for other medicinal products 6 years, subject to the option for Member States to elect for an exclusivity period of 10 years in respect of all products.

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

     The Generic Drug Enforcement Act. The Generic Drug Enforcement Act of 1992, which amended the FDC Act, gives the FDA six ways to penalize anyone that engages in wrongdoing in connection with the development or approval of an ANDA. The FDA can (1) permanently or temporarily prohibit alleged wrongdoers from submitting or assisting in the submission of an ANDA; (2) temporarily deny approval of, or suspend applications to market, particular generic drugs; (3) suspend the distribution of all drugs approved or developed pursuant to ANDA's of such person; (4) withdraw approval of an ANDA; (5) seek civil penalties against the alleged wrongdoer, and (6) under appropriate procedures, significantly delay the approval of any pending ANDA from such person. The Company has never been the subject of an enforcement action under this statute, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

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

     Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payors like insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. As a part of this effort the federal government and several states have commenced administrative or court actions challenging the pricing practice of certain named drug manufacturers. The Company is not a party to any of these actions. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have on it.

Medicaid legislation requires all pharmaceutical manufacturers to reimburse state governments a percentage of the average manufacturer's selling price based on sales out of all products used in state or federal funded programs. The required reimbursement rate for manufacturers of generic products is currently 11% of the average selling price for each product at the unit level, regardless of package size.

     In many countries other than the U.S. in which the Company does business, the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. An investigation regarding the pricing of generic drugs in the United Kingdom is currently being conducted. . (See "Legal Proceedings" and "Risk Factors"). As a result, affected manufacturers, including the Company, have not always been able to recover cost increases or compensate for exchange rate fluctuations.

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

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for approximately 47% of the Company's revenues in 2000. For certain financial information concerning foreign and domestic operations see Note 22 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.

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

     A full investigation of the matter with the assistance of counsel and the company's independent auditors was initiated and completed. In addition, the Company is cooperating with an informal inquiry of the Securities and Exchange Commission related to this matter. As a result, the individuals responsible have been removed, new management has been appointed to supervise AHD Brazilian operations and the Company has restated all affected periods, comprising all four quarters of 1999 and the first two quarters of 2000. The net reduction in revenue was approximately $7.4 million or about one half of one percent and $.06 in diluted earnings per share or about three percent over the six quarter period.

Environmental Compliance

     The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is presently engaged in administrative proceedings with respect to soil and acquifer contamination at its Budapest plant, air and waste discharge issues at its Lowell, Arkansas plant, and waste handling, transportation and discharge issues at its Longmont, Colorado plant. The Company anticipates the need for improvements at these plants; the cost of which has not yet been determined but is not believed to be material to the Company. Certain costs incurred at the Budapest facility are subject to reimbursement obligations of the previous owner.

     Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in 2001.

Information Technology

     The Company has commenced implementation of a company-wide information technology project which will integrate supply chain, finance and human resource systems globally.

Year 2000

     The Company completed its program to address its potential Y2K issues prior to December 31, 1999 and experienced no disruption of operations from Y2K related problems. The costs directly associated with the Company's Y2K remediation efforts totaled approximately $2.4 million.

     Although all systems and equipment are Y2K compliant and no disruptions to the Company's operations have been experienced to date, the Company will continue to monitor its internal systems and equipment and third-party relationships for any Y2K related problems that might develop. We do not expect any problems to develop that would have a material effect on the Company's operations or results.

Employees

     As of December 31, 2000, the Company had approximately 3,500 employees, including 1,300 in the U.S. and 2,200 outside of the U.S.

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

     The Company is searching for and evaluating acquisitions which will provide new product and market opportunities, leverage existing assets and add critical mass. Acquisitions commonly involve risks and may have a material effect on results of operations. (See "Information Applicable to All Segments - External Growth Strategy".) Any acquisitions the Company makes may fail to accomplish its strategic objectives, may not be successfully integrated with its operations and may not perform as expected. In addition, based on current acquisition prices in the pharmaceutical industry, under presently effective accounting rules acquisitions could initially be dilutive to the Company's earnings and add significant intangible assets and related goodwill amortization charges. Dilution and goodwill amortization charges (for both future and prior acquisitions) could be positively impacted if the new accounting rules related to the elimination of pooling-of-interests is adopted. However required periodic reviews of whether impairment of goodwill exists could lead to later charges against income. The Company's acquisition strategy will require additional debt or equity financing, resulting in additional leverage and/or dilution of ownership, respectively. The Company may not be able to finance acquisitions on terms satisfactory to it.

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

     The Company has filed applications to market its products with the United States Food and Drug Administration and other regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly affect future revenues and income. This is particularly significant with respect to human pharmaceuticals where the Company is, in certain instances, considering the use of procedures which would seek marketing approvals prior to the latest date as to which a third party may claim patent protection. The use of this strategy is likely to result in significant litigation with no assurance of success and potential exposure for patent infringement damages. There can be no assurance that the Company will obtain new product approvals in a timely manner, if ever. Failure to obtain approvals, or to obtain them when expected, could have a material adverse effect on the Company's business. The Company also has affiliations, license agreements and other arrangements with companies which depend on regulatory approvals sought by such companies.

     The issue of the potential for increased human resistance to certain antibiotics used in food producing animals is the subject of discussions on a world-wide basis and, in certain instances, has led to government restrictions on the use of antibiotics in such animals. These discussions have recently become more active in the U.S. It is uncertain what actions, if any, the FDA may take in connection with drug resistant bacteria in animal health products. As a result it is also uncertain how costly such actions may be. While most of the government activity in this area has involved products other than those offered for sale by the Company, effective July 1, 1999, the European Union and five non-EU countries have banned the use of three products not manufactured by the Company and bacitracin zinc, a feed antibiotic growth promoter manufactured by the Company which has been used in livestock feeds for over 40 years. The EU ban is based upon the "Precautionary Principle" which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. 1998 sales (the last full year of sales in the EU) of the Company's bacitracin based products were approximately $10.9 million in the EU and $1.8 million in the non-EU countries which have also banned the product. The Company's initial effort to reverse this action by means of a court injunction from the Court of First Instance of the European Court was denied. The Company is making further attempts to reverse or limit this action, with particular emphasis on political means. Although the Company may not succeed, it believes that strong scientific evidence exists to refute the EU position. In addition, other countries are considering a similar ban. If the loss of bacitracin zinc sales is limited to the European Union and those countries that have already taken similar action, the Company does not anticipate a material adverse effect. If either (a) other countries more important to the Company's sales of bacitracin-based products ban these products or (b) the European Union (or countries or customers within the EU) acts to prevent the importation of meat products from countries that allow the use of bacitracin-based products, the Company could be materially affected. Specifically the loss of the U.S. market for its bacitracin based products would be materially adverse to the Company. The Company cannot predict whether the present bacitracin zinc ban will be expanded. In addition, the Company cannot predict whether this antibiotic resistance issue will result in expanded regulations adversely affecting other antibiotic based animal health products manufactured by the Company, as to which certain of such products the Company has significant sales, including without limitation, CTC.

The Company's foreign operations are subject to additional economic and political risks.

     The Company's foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights.

     Some of the Company's foreign operations, are being affected by the wide currency fluctuations and decreased economic activity in these regions and, in the case of Indonesia, by social and political unrest. While the Company's present exposure to economic factors in these regions is not material, they are important areas for anticipated future growth.

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

The Company has been and will continue to be affected by the competitive and changing nature of the pharmaceutical industry, including price restrictions in certain markets.

     The Company's U.S. generic pharmaceutical business has historically been subject to intense competition. As patents and other bases for market exclusivity expire, prices typically decline as generic competitors enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand-name manufacturers frequently take actions to prevent or discourage the use of generic equivalents through marketing and regulatory activities and litigation. See "Legal Proceedings".

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

     The factors which have adversely affected the U.S. generic pharmaceutical industry may also affect some or all of the markets in which the IPD operates. In addition, in Europe the Company is encountering price pressure from parallel imports of identical products from lower priced markets under EU laws of free movement of goods. Parallel imports could lead to lower volume growth. The Company's IPD is also affected by general governmental initiatives or actions to reduce drug prices, including interim and anticipated final price controls or other restrictions on the business of the Company and its competitors in the United Kingdom. Both parallel imports and governmental cost containment and other regulatory efforts could cause lower prices in certain markets, including the United Kingdom and the Nordic countries where the Company has significant sales. (See "Legal Proceedings".)

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

The market price of our common stock may be highly volatile because of internal and external factors.

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of our Class A Common Stock, like the stock prices of many publicly traded pharmaceutical companies, has been and may continue to be highly volatile. The sale by our major shareholders or members of our management of shares of common stock, management actions, announcements of technological innovations or new commercial products by the Company or its competitors, publicity regarding actual or potential medical results relating to marketed products, regulatory developments in either the U.S. or foreign countries, public concern as to the safety of pharmaceutical and animal health products, factors present in foreign operations, the loss of suppliers or contract manufacturers, third-party reimbursement pressures, potential liability for current products and economic and other external factors, as well as period-to-period fluctuations in financial results, among other factors, may have a significant impact on the market price of the Class A Common Stock.

Item 1A. Executive Officers of the Registrant

     The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

     Each of the Company's corporate officers has been elected to the indicated office or offices of the Registrant, to serve as such until the next annual election of officers of the Registrant (expected to occur May 30, 2001) and until their successor is elected, or until his or her earlier death, resignation or removal.
Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

E.W. Sissener Chairman and Director	72

Chairman of the Company since 1975. Chief Executive Officer from June 1994 to June 1999. Member of the Office of the Chief Executive of the Company July 1991 to June 1994. Chairman of the Office of the Chief Executive June 1999 to December 1999. President, Alpharma AS October 1994 to February 2000. President, Apothekernes Laboratorium AS (now AL Industrier AS) 1972 to 1994. Chairman of A.L. Industrier AS since November 1994.

Ingrid Wiik President, Chief Executive Officer and Director	56

President and Chief Executive Officer since January 2000. President of Alpharma's International Pharmaceuticals Division 1994 to 2000; President, Pharmaceutical Division of Apothekernes Laboratorium A.S. (now AL Industrier AS) 1986 to 1994. President of Alpharma AS since February 2000. Chairman of Alpharma ApS since February 2000.

Jeffrey E. Smith Vice President, Finance and Chief Financial Officer	53

Vice President and Chief Financial Officer since May 1994. Executive Vice President and Member of the Office of the Chief Executive July 1991 to June 1994. Vice President, Finance of the Company from November 1984 to July 1991.

Robert F. Wrobel Vice President and Chief Legal Officer	56

Vice President and Chief Legal Officer since October of 1997. Vice President and Associate General Counsel of Duracell Inc., 1994 to September 1997 and Senior Vice President, General Counsel and Chief Administrative Officer of The Marley Company 1975 to 1993.

David R. Jackson Vice President, Investor Relations and Corporate Communications	48

Vice President, Investor Relations and Corporate Communications since March 2000. Executive Vice President and Managing Director Global Consulting, Thomson Financial Investor Relations, 1998 to 2000. Vice President, General Manager, Corporate Services, First Call Corporation 1996 to 1998.

Richard J. Cella Vice President and Chief Information Officer	49

Vice President and Chief Information Officer since September, 2000. Vice President Information Technology for Pharmaceutical Sector of Warner-Lambert Company, 1999 to 2000; Vice President of International Information Systems of Warner-Lambert Company, 1997 to 1999; Senior Director of Operations and Technology of Warner-Lambert Company, 1995 to 1997.

Albert N. Marchio, II Vice President and Treasurer	48	Treasurer of the Company since May 1992. Treasurer of Laura Ashley, Inc. 1990 to 1992.

John S. Towler Vice President and Controller	52	Controller of the Company since March 1989.

Thomas L. Anderson Vice President and President, U.S. Pharmaceuticals Division	52

President of the Company's U.S. Pharmaceuticals Division since January 1997; President and Chief Operating Officer of FoxMeyer Health Corporation May 1993 to February 1996; Executive Vice President and Chief Operating Officer of FoxMeyer Health Corporation July 1991 to April 1993.

Bruce Andrews Vice President and President, Animal Health Division	54

President of the Company's Animal Health Division since May 1997. Consultant with Brakke Consulting, Inc. from 1996 through May of 1997, President of Lifelearn, Inc. in 1995, and President of the Cyanamid North American Animal Health and Nutrition Division from 1992 to 1994.

Carl-Ake Carlsson Vice President and President, International Pharmaceuticals Division	38	President of Alpharma's International Pharmaceuticals Division since January 2000; Senior Vice President Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Thor Kristiansen Vice President and President, Fine Chemicals Division	57	President of the Company's Fine Chemicals Division since October 1994; President, Biotechnical Division of Apothekernes Laboratorium A.S 1986 to 1994.

Item 2. Properties

Manufacturing and Facilities

     The Company's corporate offices and principal production and technical development facilities are located in the U.S., Norway, the United Kingdom, Denmark, Hungary and Indonesia. The Company also owns or leases offices and warehouses in the U.S., Germany, Sweden, Holland, Finland and elsewhere.

Location	Status	Facility Size (sq.ft.)	Use

Fort Lee, NJ	Leased	57,000	Offices-Alpharma corporate and AHD headquarters
Oslo, Norway	Leased	204,400	Manufacturing of AHD and FCD products, Alpharma corporate offices and headquarters for IPD, FCD and AAHD
Baltimore, MD	Owned	268,000	Manufacturing and offices for USPD
Baltimore, MD	Leased	18,000	Research and development for USPD
Owings Mills, MD	Leased	31,300	Offices-USPD headquarters
Chicago Heights, IL.	Owned	195,000	Manufacturing, warehousing, research and development and offices for AHD
Columbia, MD	Leased	165,000	Distribution center for USPD
Lincolnton, NC	Owned	138,000	Manufacturing and offices for USPD
Lowell, AR	Owned	105,000	Manufacturing, warehousing and offices for AHD
Niagara Falls, NY	Owned	30,000	Warehousing and offices for USPD
Barnstaple, England	Owned	250,000	Manufacturing, warehousing and offices for IPD
Budapest, Hungary	Owned	175,000	Manufacturing, warehousing and offices for FCD
Copenhagen, Denmark	Owned	345,000	Manufacturing, warehousing, research and development and offices for IPD and FCD
Jakarta, Indonesia	Owned	80,000	Manufacturing, warehousing, research and development and offices for IPD
Lier, Norway	Owned	180,000	Manufacturing, warehousing and offices for IPD
Overhalla, Norway	Owned	39,500	Manufacturing, warehousing and offices for AAHD
Vennesla, Norway	Owned	81,300	Manufacturing, warehousing and offices for IPD
Paris, France	Leased	16,000	Warehousing and offices for IPD
Melbourne, Australia	Leased	17,000	Manufacturing, warehousing and offices for AHD
Longmount, CO	Owned	62,000	Manufacturing, warehousing and offices for AHD
Fordinbridge, England	Leased	20,000	Warehousing and offices for AAHD
Langenfeldt, Germany	Leased	22,000	Offices for IPD
Willow Island, WV	Ground Lease	154,000	Manufacturing and warehousing for AHD
Hannibal, MO	Ground Lease	208,500	Manufacturing, warehousing, and offices for AHD
Van Buren, AR	Leased	31,500	Manufacturing, warehousing and offices for AHD
North Hanover (Wrightstown), NJ	Owned	67,000	Research and development and marketing support for AHD
Salisbury, MD	Owned	22,000	Manufacturing, warehousing and offices for AHD
Terre Haute, IN	Owned	67,000	Future manufacturing and offices for AHD

The Company believes that its principal facilities described above are generally in good repair and condition and adequate and suitable for the products they produce.

Item 3. Legal Proceedings

     The United Kingdom Office of Fair Trading ("OFT") is conducting an investigation into the pricing and supply of medicine by the generic industry in the United Kingdom. As a part of this investigation Cox, the Company's generic pharmaceutical subsidiary in the United Kingdom, received in February 2000 a request for information from the OFT. The request states that the OFT is particularly concerned about the sustained rise in the list price of a range of generic pharmaceuticals over the course of 1999 and is considering this matter under competition legislation. In December 1999 Cox received a request for information from the Oxford Economic Research Association ("OXERA"), an economic research company which has been commissioned by the United Kingdom Department of Health to carry out a study of the generic drug industry. The requests related to certain specified drugs and the Company has responded to both requests for information. The Company is unable to predict what impact the OFT investigation or OXERA study will have on the operations of Cox and the pricing of generic pharmaceuticals in the United Kingdom. The operating income of Cox was $26.2 million in 2000, $28.9 million in 1999 and 5.0 million in 1998 (not including special charges related to the acquisition) with the increase in 1999 being primarily attributable to price increases and to a lesser extent, the fact that Cox was owned for only eight months in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - 1999 vs. 1998."

     The Company was originally named as one of multiple defendants in over 90 lawsuits filed in various U.S. Federal District Courts and several State Courts alleging personal injuries and six class actions requesting medical monitoring resulting from the use of phentermine distributed by the Company and prescribed for use in combination with fenfluramine or dexfenfluramine manufactured and sold by other defendants (the "Fen-Phen" lawsuits). The Company has been dismissed from all of the class actions, and the plaintiffs in all but approximately 4 of the individual actions have agreed to take (or have already taken) actions to dismiss the Company without prejudice. Based on the Company's relatively small market share in phentermine and the successful defenses that have been used in the suits that have been dismissed, the Company does not expect that the Fen-Phen lawsuits will be material. It is possible that the Company could later be named as a defendant in some of the additional lawsuits already on file with respect to these drugs or in similar lawsuits which could be filed in the future.

     On August 11, 2000, the Company was named as one of multiple defendants filed in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, Limited Partnership (the "Partnership") alleging infringement of certain patents in the area of electronic reading devices transferred to the Partnership by the late Jerome H. Lemelson. The suit seeks compensatory damages to compensate the Partnership for past infringement and further alleges that the Company's infringement is willful and that damages should be trebled. The Company has conterclaimed that, amongst other things, the Partnership patents are invalid, unenforceable or have not been infringed by the Company. While the Company has not completed its analysis of either the validity or applicability of said patents, several material Company manufacturing facilities do use devices and machinery within the general technical area covered by these third party patents. In January, 2001 the Court ordered a stay pending another ongoing case.

      Six lawsuits claiming to be class actions have been filed in the United States District Court for the District of New Jersey. The Class Actions are brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and ten current and former officers of the company. The Class Action Complaints allege that, among other things, the lead plaintiffs and members of the class were damaged when they acquired securities of the Company because as a result of alleged irregularities in the AHD business segment and the subsequent restatement of the Company's financial results for 1999 and the first two quarters of 2000, the Company's previously issued financial statements were materially false and misleading in that they failed to disclose material adverse information and misrepresented the truth about the Company, its business and operations, thereby artificially inflating the price of the Company's securities. The Class Action Complaints allege violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. Lead plaintiffs in the actions seek damages for themselves and an alleged similarly situated class of stockholder in unspecified amounts. The parties have not yet commenced discovery. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the purported class actions. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under the directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, management does not believe that it is likely that the class actions will result in liability which will be material to the financial position of the Company. However, because of the stage of the discovery in this matter, it is not possible for the Company to conclude that resolution of the lawsuits will not be material to the financial position of the Company or its results of operations or cash flows in the quarter in which it occurs.

      On March 19, 2001 Schering Corporation ("Schering") filed a lawsuit against the Company in the United States District Court for the District of New Jersey, alleging that the Company violated Schering's U. S. Patent No. 4,659,716 relating to loratadine when the Company filed an ANDA with the FDA on February 1, 2001 seeking approval of its generic loratadine product and seeking FDA approval to market its generic product prior to the expiration of Schering's patent. The Company has claimed in its ANDA that Schering's patent is either invalid, unenforceable, or will not be infringed by the Company's manufacture and sale of its generic product

     From time to time the Company is involved in certain non-material litigation which is ordinarily found in businesses of this type, including contract, employment matters and product liability actions. Product liability suits represent a continuing risk to pharmaceutical companies. The Company attempts to minimize such risks by strict controls over manufacturing and quality procedures. Although the Company carries what it believes to be adequate insurance, there is no assurance that such insurance can fully protect it against all such risks due to the inherent potential liability in the business of producing pharmaceuticals for human and animal use.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). Information concerning the 2000 and 1999 sales prices of the Company's Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2000		1999
Quarter	High	Low	High	Low
First	$43.25	$29.63	$43.06	$30.56
Second	$64.63	$33.50	$39.00	$25.69
Third	$71.94	$52.06	$37.44	$32.50
Fourth	$69.56	$33.31	$35.19	$26.88

     As of December 31, 2000 and March 9, 2001 the Company's stock closing price was $43.88 and $31.66, respectively.

Holders

     As of March 9, 2001, there were 2,142 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97% of the outstanding Class A Common Stock as a nominee.

Dividends

     The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 2000 and 1999 were $.045 per quarter or $.18 per year.

Item 6. Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 2000 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

Income Statement Data
	Years Ended December 31,
	2000(5)		1999(3)		1998(2)	1997	1996(1)

Total revenue	$919,523		$732,443		$604,584	$500,288	$486,184
Cost of sales	509,525		392,316		351,324	289,235	297,128
Gross profit	409,998		340,127		253,260	211,053	189,056
Selling, general and administrative expenses	276,464		244,775		188,264	164,155	185,136
Operating income	133,534		95,352		64,996	46,898	3,920
Interest expense	(45,183)		(39,174)		(25,613)	(18,581)	(19,976)
Other income (expense), net	(3,430)		1,450		(400)	(567)	(170)
Income (loss) before income taxes	84,921		57,628		38,983	27,750	(16,226)
Provision (benefit) for income taxes	23,778		20,656		14,772	10,342	(4,765)
Net income (loss)	$61,143		$36,972		$24,211	$17,408	$(11,461)
Average number of shares outstanding: Diluted	47,479	(4)	34,848	(4)	26,279	22,780	21,715
Earnings (loss) per share: Diluted	$1.60		$ 1.27		$ .92	$ .76	$ (.53)
Dividend per common share	$ .18		$ .18		$ .18	$ .18	$ .18

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

(3)   Includes results of operations from date of acquisition for all 1999 acquisitions. In addition, 1999 includes pre-tax charges of approximately $2,175 relating to the closing of the Company's AAHD Bellevue, Washington facility which are included in selling, general and administrative.

(4)   Includes shares assumed issued under the if-converted method for the convertible notes.

(5)   Includes results of operations from date of acquisition of Roche MFA (May 2000) and non-recurring charges related to the Roche MFA acquisition which are included in cost of sales ($1,000), selling, general and administrative ($400), and other, net ($4,730). Charges, net after tax, were approximately $4,026 ($.09 per share).

Balance Sheet Data
	As of December 31,
	2000(3)	1999(2)	1998(1)	1997	1996

Current assets	$614,463	$381,872	$335,484	$273,677	$274,859
Non-current assets	1,010,017	778,394	573,452	358,189	338,548
Total assets	$1,624,480	$1,160,266	$908,936	$631,866	$613,407

Current liabilities	$206,438	$164,276	$170,437	$133,926	$155,651
Long-term debt, less current maturities	504,445	591,784	429,034	223,975	233,781
Deferred taxes and other non-current liabilities	51,665	52,273	42,186	35,492	37,933
Stockholders' equity	861,932	351,933	267,279	238,473	186,042

Total liabilities and equity	$1,624,480	$1,160,266	$908,936	$631,866	$613,407

(1)   Includes accounts from date of acquisition of Cox Pharmaceuticals (May 1998).

(2)    Includes accounts from date of acquisition for all 1999 acquisitions.

(3)   Includes accounts from date of acquisition of Roche MFA (May 2000).

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     2000, 1999 and 1998 were years in which operations improved relative to the preceding year. Each year included a number of significant transactions which the Company intended to enhance future growth. Such transactions include:

2000

•      In May, the Company's Animal Health Division ("AHD") purchased the Medicated Feed Additive Business of Roche Ltd. ("MFA") for a cash payment of $258.0 million and the issuance of a $30.0 million promissory note to Roche. The acquisition was initially financed under a $225.0 million bridge financing agreement ("Bridge Financing") and existing credit agreements.

•      In May, the Company sold 4.95 million shares of Class A common stock and received proceeds of approximately $185.6 million which were used to repay a portion of the Bridge Financing.

•      In June, the Company signed an amendment to its 1999 Credit Facility and increased the facility by $100.0 million to $400.0 million. Upon the completion of the amendment the Company borrowed the necessary funds and repaid and terminated the Bridge Financing.

•      In August, the Company sold 5.0 million shares of Class A Common stock and received net proceeds of approximately $287.3 million. The proceeds were used to pay down existing line of credit and other short-term debt with the balance being invested in money market instruments.

1999

•      In January, the Company's AHD contributed the distribution business of its Wade Jones subsidiary into a joint venture with two similar third-party distribution businesses. The new entity, WYNCO, which is a regional distributor of animal health products in the Central South West and Eastern regions of the U.S., is 50% owned by the Company.

•      In January, the Company replaced its revolving credit facility and existing domestic short-term credit lines with a $300.0 million syndicated facility ("1999 Credit Facility") which provided for increased borrowing capacity.

•      In April, the Company's International Pharmaceutical Division ("IPD") purchased a French generic pharmaceutical business for approximately $26.0 million in cash.

•      In June, the Company issued $170.0 million initial principal amount of 3% Convertible Senior Subordinated Notes due 2006.

•      In June, the Company's IPD acquired the Isis Pharma Group, a German generic pharmaceutical business for approximately $153.0 million in cash.

•      In September, the Company's AHD acquired the business of the I.D. Russell Company, a privately held U.S.-based manufacturer of animal health products, for approximately $21.5 million in cash.

•      In September, the Company's AHD acquired the business of Southern Cross Biotech, an Australian animal health company, and a technology license for approximately $14.0 million in cash.

•      In November, the Company sold 2.0 million shares of Class A Common stock and received proceeds of approximately $62.4 million.

•      In November, the Company's Aquatic Animal Health Division("AAHD") purchased Vetrepharm, an animal and aquatic health distribution company in the United Kingdom for approximately $2.5 million.

1998

•      In March, the Company issued $192.8 million of 5.75% Convertible Subordinated Notes due in 2005.

•      In May, the Company's IPD purchased the Cox Generic Pharmaceutical business ("Cox") conducted primarily in the United Kingdom for approximately $198.0 million.

•      In November, the Company's IPD purchased a generic pharmaceutical product line in Germany for $13.3 million.

•      In November, the Company acquired, pursuant to a tender offer, approximately 93% of the outstanding warrants which were to have expired on January 3, 1999 with common stock with a market value of approximately $37.0 million. Subsequent to December 31, 1998 the majority of the remaining warrants were exercised for $4.4 million in cash.

•      In December, the Company's Fine Chemicals Division ("FCD") purchased a fine chemical manufacturing plant in Budapest, Hungary for $7.3 million.

Results of Operations - 2000 vs. 1999

     Comparison of year ended December 31, 2000 to year ended December 31, 1999. (All earnings per share amounts are diluted.)

     For the year ended December 31, 2000 revenue was $919.5 million, an increase of $187.1 million (25.5%) compared to 1999. Operating income was $133.5 million, an increase of $38.2 million, compared to 1999. Net income was $61.1 million ($1.60 per share) compared to a net income $37.0 million ($1.27 per share) in 1999. Results for 2000 include non-recurring charges resulting from the MFA acquisition which reduced net income by $4.0 million ($.09 per share).

Acquisition Program

     The acquisition of MFA, the 1999 acquisitions by IPD and AHD, and the financing required to complete the acquisitions affect most comparisons of 2000 results to 1999.

     The Company has integrated the operations of the 1999 acquisitions and MFA within the respective divisional operations. The MFA acquisition has been integrated to a greater extent because its assets, operations and personnel were immediately absorbed in existing AHD legal entities. As a result the full incremental impact of the acquisitions is impractical to segregate. The Company estimates acquisitions contributed revenues of approximately $200.0 million, in the year ended December 31, 2000.

Revenues

     Revenues increased in the Human Pharmaceuticals business by $43.6 million and in the Animal Pharmaceuticals business by $144.1 million. The aggregate increase in revenues was reduced by approximately $34.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in IPD.

     Changes in revenue and major components of change for each division in the year ended December 31, 2000 compared to December 31, 1999 are as follows:

     Revenues in IPD increased by $6.0 million due primarily to the 1999 acquisitions (approximately $33.0 million) and to a lesser extent higher pricing in the U.K. The increases were offset substantially by effects of currency translation ($30.0 million)and lower volume in certain markets. The pricing in the U.K. market was higher relative to the first half of 1999, but was lower in the second half of 2000 compared to the second half of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to unusual conditions affecting the market which abated during the second quarter of 2000. Effective August 3, 2000 the U.K. government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 to 15 months. Market conditions resulted in certain lower prices commencing in the second quarter of 2000 and further reductions as a result of the adoption of the above noted legislation have occurred in the second half of 2000 and are expected to continue in 2001.

     U.S. Pharmaceutical ("USPD") revenues increased $35.7 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD increased by $1.9 million due mainly to volume increases being partially offset by translation of sales in local currency into the U.S. Dollar.

     AHD revenues increased $146.3 million due to acquisitions primarily MFA ($161.0 million). Offsetting acquisition increases, adverse market and competitive conditions in a number of AHD's main markets caused volume declines and to a lesser extent price reductions in certain ongoing products. AAHD revenues declined due mainly to adverse market conditions and increased competition.

Gross Profit

     On a consolidated basis, gross profit increased to $69.9 million and the gross margin percent decreased to 44.6% in 2000 compared to 46.4 % in 1999.

     A major portion of the dollar increase results from the acquisitions (primarily MFA and Isis). Higher pricing in the IPD's United Kingdom market and volume increases of a number of products in USPD also contributed to the increase. Partially offsetting dollar increases were volume decreases in AHD non-MFA products and certain IPD markets, lower net pricing in USPD and the effects of foreign currency translation. In addition in the fourth quarter of 2000, the FDA made a pharmaceutical industry-wide request that sale of products containing Phenylpropanolamine (PPA) be discontinued. The Company voluntarily complied with this request and as a result, reduced gross profit by approximately $2.5 million for write-downs of inventory on hand and anticipated product returns. The gross profit percent declined mainly due to the products included in the MFA acquisition which have lower gross profit percents than base animal health products.

     In addition, AHD gross profits were reduced by a $1.0 million write-up and subsequent write-off upon sale of MFA manufactured inventory. The write-up was required by Generally Accepted Accounting Principles.

Operating Expenses

     Operating expenses increased $31.7 million and represented 30.1% of revenues in 2000 compared to 33.4% in 1999. The dollar increase is primarily attributable to the acquisitions including amortization of related intangibles (primarily MFA and Isis). Other increases included professional and consulting expenses for strategic planning, information technology and acquisitions, and a $.4 million charge for severance of existing AHD employees resulting from the combining of the sales forces of MFA and AHD. Foreign currency translation reduced the dollar amount of the increase by approximately $14.2 million. The percentage reduction is the result of leveraging of incremental MFA sales on the existing AHD business infrastructure.

Operating Income

     Operating income in 2000 increased by $38.2 million. The Company believes the change in operating income can be approximated as follows:
($ in millions)	IPD	USPD	FCD	AHD	AAHD	Unalloc	Total

1999 Operating Income	$35.6	$16.6	$23.1	$38.1	$(2.5)	$(15.5)	$95.4
Acquisition charges - MFA				(1.4)			(1.4)
Net margin improvement due to volume, new products, acquisitions and price	19.4	14.5	.2	51.5	(.2)		85.4
(Increase) in operating expenses, net	(10.7)	(4.7)	(.8)	(26.7)	(.1)	(2.9)	(45.9)
Translation and other	(2.6)	---	3.0	---	(.4)	---	---

2000 Operating income	$41.7	$26.4	$25.5	$61.5	$(3.2)	$(18.4)	$133.5

     AHD's $51.5 million net margin improvement is due primarily to the MFA acquisition offset by weakness in base product sales in a number of markets. (due to integration of the MFA business into AHD, a segregation of operating income is not practicable). The increase in operating expense for all divisions is adjusted for the estimated impact of foreign currency translation.

Interest Expense/Other/Taxes

     Interest expense increased in 2000 by $6.0 million due primarily to debt incurred to finance the acquisitions and to a lesser extent, higher interest rates in 2000.

     Other, net was $3.4 million expense in 2000, due primarily to $4.7 million fees incurred as part of the $225.0 million MFA bridge financing and other financing fees. The bridge financing was committed, drawn, repaid and terminated in the second quarter. All fees associated with the interim financing were expensed in the second quarter.

     The year-to-date effective tax rate was 28.0% in 2000 compared to 35.8% in 1999. The primary reason for the lower rate is the acquisition of foreign businesses in recent years and the related restructuring of ownership of legal entities in 2000 which provided a one-time benefit of $2.5 million in 2000 and will allow for movement of funds between the international entities.

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

Acquisition Program

     All comparisons of 1999 results to 1998 are affected by the Company's acquisition program and the financing required to implement the program. (See chronological overview.) The 1999 acquisitions increased revenue by approximately $54.5 million, gross profit by approximately $33.5 million, operating expenses by approximately $25.9 million, and operating income by approximately $7.6 million. Estimated interest on the financings essentially offset the operating income. The Cox acquisition which was completed in May 1998 increased 1999 results both because of timing (i.e. full year versus 8 months in 1998) and significantly improved results in 1999 compared to the corresponding period in 1998. The change in 1999 versus 1998 due to timing resulted in increased revenue of $33.8 million and operating income of $8.1 million. (The operating income change includes the effect of the 1998 acquisition charges.) The Company estimates Cox operations in 1999 compared to the corresponding 8 months in 1998 increased revenues by $28.8 million and operating income by $19.2 million. The increase results primarily from higher pricing which resulted from conditions affecting the market which did not continue in 2000. (See Note 16 of "Notes to Consolidated Financial Statements" and "Legal Proceedings".)

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

     Changes in revenue and major components of change for each division in the year ended December 31, 1999 compared to December 31, 1998 are as follows:

     Revenues in IPD increased by $110.1 million due primarily to the acquisitions in 1998 and 1999 ($86.7 million aggregate increase due mainly to the Cox and Isis acquisitions). The introduction of new products and price increases which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Cox revenues grew in 1999 primarily due to higher pricing due in large part to conditions affecting the market which did not continue in 2000. USPD revenues increased $18.5 million due to volume increases in existing and new products offset partially by lower net pricing. Revenues in FCD increased by $7.8 million due mainly to volume increases in vancomycin, bacitracin and amphotericin. AHD revenues decreased $6.9 million due primarily to sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company. (i.e., WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) The AHD revenue decrease was partially offset by increased volume in the poultry and cattle markets and one quarter of revenues from I.D. Russell (acquired in September 1999). AAHD sales were $2.9 million lower due to increased competition and an inability to supply certain products from the Bellevue, Washington facility.

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

Operating Income

     Operating income in 1999 increased by $30.4 million. The Company believes the change in operating income can be approximated as follows:
($ in millions)	IPD	USPD	FCD	AHD	AAHD	Unalloc.	Total

1998 Operating income	$8.0	11.1	17.5	37.8	3.6	(13.0)	$65.0
Acquisition charges - Cox	3.6	---	---	---	---	---	3.6
Acquisition operating income	12.7	---	---	.5	---	---	13.2
Net margin improvement due to volume, new products and price	21.5	9.7	8.0	6.4	(3.9)	---	41.7
(Increase) in operating expenses, net	(9.8)	(4.2)	(3.1)	(7.2)	(2.0)	(2.5)	(28.8)
Translation and other	( .4)	---	.7	.6	(.2)	---	.7

1999 Operating income	$35.6	16.6	23.1	38.1	(2.5)	(15.5)	$95.4

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

Management Actions

     In 1999, the Company announced the decision to close or sell its leased aquatic animal health plant in Bellevue, Washington and terminate all 21 employees. All significant production has been transferred to the AAHD production facility in Norway. At year end the Washington plant had ceased production and the fixed assets have been written down to their net realizable value. The result of the writedown of leasehold improvements and certain machinery and equipment and the severance of all employees is a total charge of approximately $2.2 million in 1999. During 2000, the plant's lease expired, all operations ceased and all assets were disposed

     While no specific actions are planned, the Company believes the dynamic nature of its business may present additional opportunities to rationalize personnel functions and operations to increase efficiency and profitability. Accordingly, similar management actions may be considered in the future and could be material to the results of operations in the quarter they are announced.

Inflation

     The effect of inflation on the Company's operations during 2000, 1999 and 1998 was not significant.

Liquidity and Capital Resources

     At December 31, 2000, stockholders' equity was $861.9 million compared to $351.9 million and $267.3 million at December 31, 1999, and 1998, respectively. The ratio of long-term debt to equity was .59:1, 1.68:1, and 1.61:1 at December 31, 2000, 1999 and 1998, respectively. The increase in stockholders' equity in 2000 primarily reflects the issuance of common stock in 2000 resulting from the $472.8 million equity offerings and net income partially offset by the currency translation adjustment. The increase in long-term debt from 1998 to 1999 was due primarily to the acquisitions. In 2000 senior debt was paid down with a portion of the proceeds from the equity offerings.

     Working capital at December 31, 2000 was $408.0 million compared to $217.6 million and $165.0 million at December 31, 1999 and 1998, respectively. The current ratio was 2.98:1 at December 31, 2000 compared to 2.32:1 and 1.97:1 at December 31, 1999 and 1998, respectively.

     Balance sheet captions at year end 2000 compared to 1999 are affected by the MFA acquisition which increased amounts and foreign exchange that reduced amounts reported in U.S. dollars. The MFA acquisition increased the balance sheet captions by the following approximate amounts: accounts receivable ($50.0 million), inventory ($39.0 million), property plant and equipment ($87.0 million), intangible assets ($165.0 million) and accounts payable ($20.0 million). Cash flow from operations as reported was also negatively impacted by the structure of the MFA acquisition. The MFA acquisition did not include existing MFA accounts receivable and accordingly, the increase in accounts receivable as sales were made is reflected as reduction in operating cash flow.

     Balance sheet captions decreased as of December 31, 2000 compared to December 1999 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, the Euro, and British Pound, depreciated versus the U.S. Dollar in 2000 by approximately 9%, 8%, 7% and 8%, respectively. These decreases in balance sheet captions impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $6.4 million, inventories $6.2 million, accounts payable and accrued expenses $6.1 million, and total stockholder's equity $40.9 million. The $40.9 million decrease in stockholder's equity represents other comprehensive loss for the year and results from the strengthening of the U.S. Dollar in 2000 against all major functional currencies of the Company's foreign subsidiaries.

     In 2000, the Company's capital expenditures including expenditures for a Company wide ERP system were $72.1 million, and in 2001 the Company plans to spend a greater amount than in 2000. The Company has approved a number of capital projects including the purchase and construction of a AHD plant for Reporcin, (a product and technology acquired in 1999) and a company-wide information technology project which is expected to require additional capital expenditures of over $55.0 million.

     In September 1999, the Company acquired a technology license and option agreement for the Southern Cross animal health product, REPORCIN. The agreement requires additional payments as additional regulatory approvals for the product are obtained in other markets. Total additional payments of approximately $65.0 million are required over the next 3-5 years (approximately $30 million of which is expected over the next 2 years) if all 13 possible country approvals are received .

     At December 31, 2000, the Company had $72.9 million in cash, short term lines of credit of approximately $43.0 million and approximately $290.0 million available under its $400.0 million credit facility ("1999 Credit Facility"). The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. The Company believes that the combination of cash on hand and from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs and firm commitments in 2001.

     A portion of the Company's short-term and long-term debt is at variable interest rates. During 2001, the Company will consider entering into interest rate agreements to fix interest rates for all or a portion of its variable debt to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into "plain vanilla" agreements to fix interest rates for existing debt if it is deemed prudent.

     An important element of the Company's long term strategy is to pursue acquisitions that in general will broaden global reach and/or augment product portfolios. While no commitments exist, the Company is presently considering and expects to continue its pursuit of complementary acquisitions or alliances. In order to accomplish any individually significant acquisition or combination of acquisitions, the Company may use its available cash and credit lines and, if more significant, obtain additional financing in the form of equity related securities and/or borrowings. To prepare for this possibility, the Company presently has an effective shelf registration with approximately $215 million available for either debt or equity financing. In anticipation of further offerings, the Company amended its Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 50 million to 65 million in July 2000.

Year 2000

     The Company completed its program to address its potential Y2K issues prior to December 31, 1999 and experienced no disruption of operations from Y2K related problems on January 1, 2000 or during 2000. The costs directly associated with the Company's Y2K remediation efforts totaled approximately $2.4 million.

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

     At December 31, 2000 the Company had forward foreign exchange contracts with a notional amount of $37.3 million. The fair market value of such contracts is essentially the same as the notional amount. All contracts expire in the first three quarters of 2001. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be approximately $1.0 million and generally would be offset by the change in value of the hedged receivable or payable.

     At December 31, 2000 the Company has no interest rate agreements outstanding.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 will not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Item 8. Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 2001, which Proxy Statement will be filed on or prior to April 15, 2001, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.    Executive Compensation

     The information to be set forth under the subcaption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 30, 2001, which Proxy Statement will be filed on or prior to April 15, 2001, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 30, 2001, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 2001.

     There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions

     The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 30, 2001, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 2001.

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

         3.1C     Certificate of Amendment to the Certificate of Incorporation of the Company dated July 2, 1999 and filed with the Secretary of State of Delaware on July 6, 1999 was filed as Exhibit 3.1 to the Company's June 30, 1999 quarterly report on Form 10-Q/A and is incorporated by reference.

         3.1D     Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company effective September 2000 was filed as Exhibit 3.0 to the Company's September 30, 2000 quarterly report on Form 10-Q and is incorporated by reference.

         3.2     Amended and Restated By-Laws of the Company, effective as of September 15, 1995, are filed as an Exhibit to this Report.

         4.1     Reference is made to Article Fourth of the Amended and Restated Certificate of Incorporation of the Company which is referenced as Exhibit 3.1 to this Report.

         4.2     Registration Rights Agreement dated as of June 2, 1999, by and among the Registrant and the initial purchasers named therein, was filed as Exhibit 4.2 to the Company's Form 8-K dated as of June 17, 1999 and is incorporated by reference.

     10.1     $300,000,000 Credit Agreement ("1999 Credit Facility") among Alpharma U.S. Inc. as Borrower, Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated January 20, 1999, was filed as Exhibit 10.2 to the Company's 1998 Annual Report on Form 10K and is incorporated by reference.

     10.1a     Amendment No. 2 to the 1999 Credit Facility and Amendment No. 3 to Parent Guaranty and Consent dated as of April 19, 2000 between the Company and the Banks that are parties to the original agreement was filed as Exhibit 4.2 to the Company's March 31, 2000 Form 10Q as is incorporated by reference.

     10.1b     Form of Consent Amendment No. 3 to the 1999 Credit Facility and Amendment No. 4 to the Parent Guaranty dated as of May 2, 2000 by and among Union bank of Norway, as Agent, First Union National Bank, Den norske Ban ASA, Banque Nationale de Paris Oslo Branch, Landesbank Schlewig-Holstein Girozentrale Copenhagen Branch, and Summit Bank, as Working Capital Agent and Documentation Agent, Alpharma U.S. Inc. and Alpharma Inc. was filed as Exhibit 4.3 to the Company's March 31, 2000 Form 10Q as is incorporated by reference.

     10.1c     Amendment No. 4 to the 1999 Credit Facility and Amendment No. 5 to the Parent Guaranty dated June 29, 2000 between the Company and the Banks that are parties to the amended agreement was filed as Exhibit 4.0 to the Company's September 30, 2000 Form 10Q and is incorporated by reference.

     10.2     Indenture, dated as of March 30, 1998, by and among the Company and First Union National Bank, as trustee, with respect to the 5 3/4% Convertible Subordinated Notes due 2005 was filed as Exhibit 4.1 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

     10.3    Note Purchase Agreement dated March 5, 1998 and Amendment No. 1 thereto dated March 25, 1998 by and between the Company and A.L. Industrier A.S. was filed as Exhibit 1.2 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

     10.4     Indenture dated as of June 2, 1999, by and between the Registrant and First Union National Bank, as trustee, with respect to the 3% Convertible Senior Subordinated Notes due 2006, was filed as Exhibit 4.1 to the Company's Form 8-K dated as of June 16, 1999 and is incorporated by reference.

     Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 2000 will be furnished to the Commission upon request.

     10.5     Parent Guaranty, made by the Company in favor of Union Bank of Norway, as agent and arranger, and Den norske Bank AS, as co-arranger, dated January 20, 1999 was filed as Exhibit 10.7 to the Company's 1998 Annual Report on Form 10K and is incorporated by reference.

     10.6     Consulting Agreement dated as of January 1, 2001between I. Roy Cohen and the Company is filed as an Exhibit to this Report.

     10.7     The Company's 1997 Incentive Stock Option and Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10Q/A and is incorporated by reference.

     10.8     Employment agreement dated July 30, 1991 between the Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference .

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

     10.13      Agreement dated July 1, 1999 between the Company and Einar W. Sissener was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.

     10.14     Employment contract dated December 1, 2000 between the Company and Ingrid Wiik is filed as an Exhibit to this report.

     10.15     Employment contract dated October 8, 1997, between the Company and Robert F. Wrobel is filed as an Exhibit to this Report.

     10.16     Alpharma Inc. Executive Bonus Plan, effective January 1, 2001, is filed as an Exhibit to this Report.

     10.17     Master Agreement dated as of February 16, 1999 by and among Ascent, USPD and the Company and was filed as Exhibit 99.1 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.17a     Depositary Agreement dated as of February 16, 1999 by and among Ascent, USPD the Company and State Street Bank and Trust Company was filed as Exhibit 99.2 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.17b     Loan Agreement dated as of February 16, 1999 by and among Ascent, USPD and the Company was filed as Exhibit 99.3 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.17c     Guaranty Agreement dated as of February 16, 1999 by and between Ascent and Lthe Company was filed as Exhibit 99.4 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.17d     Registration Rights Agreement dated as of February 16, 1999 by and between Ascent and USPD was filed as Exhibit 99.5 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.17e     Subordination Agreement dated as of February 16, 1999 by and among Ascent, USPD and the purchasers named therein was filed as Exhibit 99.6 of the Company's Form 8-K dated February 23, 1999 and is incorporated by reference.

     10.17f     Supplemental Agreement dated as of July 1, 1999 by and among Ascent, Alpharma USPD Inc. and the Company was filed as Exhibit 10.2 to the Company's June 30, 1999 quarterly report on Form 10Q/A is incorporated by reference.

     10.17g     Second Supplemental Agreement dated October 15, 1999 by and among Ascent Pediatrics Inc., Alpharma USPD Inc. and the Company was filed as Exhibit 10.1 to the Company's September 30, 1999 quarterly report on Form 10-Q and is incorporated by reference.

     10.17h     Loan Agreement dated as of December 29, 2000, by and among FS Ascent Investments LLC, Alpharma USPD Inc. and Alpharma Inc., is filed as an Exhibit to this Report

     10.17i     Security Agreement dated as of December 29, 2000, by and between FS Ascent Investments LLC and Alpharma USPD Inc., is filed as an Exhibit to this Report.

     10.17j     Supplemental Agreement dated December 29, 2000, by and among FS Ascent Investments LLC, Alpharma USPD Inc., Alpharma Inc., and each of the (lenders) named therein, is filed as an Exhibit to this Report.

     10.17k     Termination Agreement dated as of December 29, 2000, by and among Ascent Pediatrics, Inc., Alpharma USPD Inc., Alpharma Inc., State Street Bank and Trust Company and the lenders named therein is filed as an Exhibit to this Report.

     10.18     Agreement for the sale and purchase of the issued share capital of Cox Investments Limited, dated April 30, 1998 between Hoechst AG, Alpharma (U.K.) Limited, and Alpharma Inc. was filed as Exhibit 2.1 of the Company's Form 8-K, dated as of May 7, 1998 and is incorporated by reference.

     10.19     Asset purchase agreement dated as of April 19, 2000 among Roche Vitamins and F. Hoffman La Roche Ltd. (collectively, sellers) and the Company was filed as Exhibit 2.1 to the Company's Form 8-K dated May 5, 2000 and is incorporated by reference.

     10.20     Sale and purchase agreement between Schwarz Pharma AG, Alpharma GmbH & Co. KG and Alpharma Inc. dated June 18, 1999 was filed as Exhibit 2.1 of the Company's Form 8-K dated as of July 2, 1999, and is incorporated by reference.

     21     A list of the subsidiaries of the Registrant as of March 1, 2001 is filed as an Exhibit to this Report.

     23     Consent of PricewaterhouseCoopers L.L.P., Independent Accountants, is filed as an Exhibit to this Report.

Reports on Form 8-K

On October 31, 2000, the Company filed a report on Form 8-K reporting in Item 5 - the restatement of its financial statements for 1999 and the two quarters of 2000 and in Item 9 - the press release reporting third quarter earnings.

On November 17, 2000, the Company filed a report on Form 8-K reporting Item 9, Regulation FD Disclosures.

On December 4, 2000 the Company filed a report on Form 8-K/A reporting a restatement of the pro-forma information included in the Form 8-K filed on May 5, 2000 reporting the acquisition of the Roche MFA business.

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
March 22, 2001	Alpharma Inc. Registrant By: /s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 22, 2001	/s/ Einar W. Sissener
Einar W. Sissener Director and Chairman of the Board
Date: March 22, 2001	/s/ Ingrid Wiik
Ingrid Wiik Director, President and Chief Executive Officer
Date: March 22, 2001	/s/ Jeffrey E. Smith
Jeffrey E. Smith Vice President, Finance and Chief Financial Officer (Principal accounting officer)
Date: March 22, 2001	/s/ I. Roy Cohen
I. Roy Cohen Director and Chairman of the Executive Committee

Date: March 22, 2001	/s/ Thomas G. Gibian
Thomas G. Gibian Director and Chairman of the Audit Committee
Date: March 22, 2001	/s/ Glen E. Hess
Glen E. Hess Director
Date: March 22, 2001	/s/ Peter G. Tombros
Peter G. Tombros Director and Chairman of the Compensation Committee
Date: March 22, 2001	_____________________________________
Erik G. Tandberg Director
Date: March 22, 2001	/s/ Øyvin Brøymer
Øyvin Brøymer Director
Date: March 22, 2001	/s/ Erik Hornnaess
Erik Hornnaess Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet at December 31, 2000 and 1999	F-3

Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998	F-6

Notes to Consolidated Financial Statements	F-7 to F-37

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
  Board of Directors of
  Alpharma Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10/K present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company" ) as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

February 26, 2001

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$72,931	$17,655
Accounts receivable, net	282,997	189,261
Inventories	236,598	161,033
Prepaid expenses and other current assets	21,937	13,923
Total current assets	614,463	381,872

Property, plant and equipment, net	345,042	244,413
Intangible assets, net	614,421	488,958
Other assets and deferred charges	50,554	45,023

Total assets	$1,624,480	$1,160,266

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$20,676	$9,111
Short-term debt	---	4,289
Accounts payable	72,866	51,621
Accrued expenses	87,618	83,660
Accrued and deferred income taxes	25,278	15,595

Total current liabilities	206,438	164,276

Long-term debt:
Senior	130,837	225,110
Convertible subordinated notes, including $67,850 to related party	373,608	366,674
Deferred income taxes	29,404	35,065
Other non-current liabilities	22,261	17,208

Stockholders' equity:
Preferred stock, $1 par value, no shares issued	---	---
Class A Common Stock, $.20 par value 31,009,790 and 20,390,269 shares issued	6,202	4,078
Class B Common Stock, $.20 par value 9,500,000 shares issued	1,900	1,900
Additional paid-in capital	792,659	297,780
Retained earnings	143,177	88,560
Accumulated other comprehensive loss	(75,063)	(34,201)
Treasury stock, at cost	(6,943)	(6,184)

Total stockholders' equity	861,932	351,933
Total liabilities and stockholders' equity	$1,624,480	$1,160,266

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2000	1999	1998

Total revenue	$919,523	$732,443	$604,584

Cost of sales	509,525	392,316	351,324

Gross profit	409,998	340,127	253,260

Selling, general and administrative expenses	276,464	244,775	188,264

Operating income	133,534	95.352	64,996
Interest expense	(45,183)	(39,174)	(25,613)
Other income (expense), net	(3,430)	1,450	(400)

Income before income taxes	84,921	57,628	38,983
Provision for income taxes	23,778	20,656	14,772

Net income	$61,143	$36,972	$24,211

Earnings per common share:
Basic	$1.75	$1.33	$.95
Diluted	$1.60	$1.27	$.92

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
	Common Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders Equity

Balance, December 31, 1997	$5,124	$179,636	$(8,375)	$68,206	$(6,118)	$238,473

Comprehensive income:
Net income - 1998				24,211		24,211
Currency translation adjustment			432			432
Total comprehensive income						24,643

Dividends declared ($.18 per common share)				(4,651)		(4,651)
Tax benefit realized from stock option plan		1,415				1,415
Purchase of treasury stock					(66)	(66)
Exercise of stock options (Class A) and other	68	5,687				5,755
Exercise of warrants	48	4,910				4,958
Stock subscription receivable for warrant exercises	(47)	(4,869)				(4,916)
Stock issued in tender offer for warrants	246	30,871		(31,117)		---
Employee stock purchase plan	12	1,656	______	______	______	1,668
Balance, December 31, 1998	$5,451	$219,306	$(7,943)	$56,649	$(6,184)	$267,279

Comprehensive income:
Net income - 1999				36,972		36,972
Currency translation adjustment			(26,258)			(26,258)
Total comprehensive income						10,714

Dividends declared ($.18 per common share)				(5,061)		(5,061)
Tax benefit realized from stock option plan		1,670				1,670
Exercise of stock options (Class A) and other	67	7,834				7,901
Exercise of warrants	48	4,873				4,921
Proceeds from equity offering	400	61,999				62,399
Employee stock purchase plan	12	2,098	_______	______	______	2,110
Balance, December 31, 1999	$ 5,978	$297,780	$(34,201)	$ 88,560	$ (6,184)	$351,933

Comprehensive income:
Net income - 2000				61,143		61,143
Currency translation adjustment			(40,862)			(40,862)
Total comprehensive income						20,281

Dividends declared ($.18 per common share)				(6,526)		(6,526)
Tax benefit realized from stock option plan		6,560				6,560
Purchase of treasury stock					(759)	(759)
Exercise of stock options (Class A) and other	122	14,785				14,907
Proceeds from equity offerings, net (Class A)	1,990	470,832				472,822
Employee stock purchase plan	12	2,702	_______	_______	______	2,714
Balance, December 31, 2000	$8,102	$792,659	$(75,063)	$143,177	$(6,943)	$861,932

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2000	1999	1998

Operating activities:
Net income	$61,143	$36,972	$24,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,836	50,418	38,120
Deferred income taxes	(4,507)	(6,122)	493
Other noncash items	12,630	6,324	3,496
Change in assets and liabilities, net of effects from business acquisitions:
(Increase) in accounts receivable	(94,021)	(5,494)	(22,487)
(Increase) decrease in inventory	(41,473)	(21,535)	3,212
(Increase) decrease in prepaid expenses and other current assets	(7,909)	1,849	(686)
Increase in accounts payable and accrued expenses	30,069	164	8,189
Increase in accrued income taxes	5,077	6,401	3,641
Other, net	7,279	2,631	(119)
Net cash provided by operating activities	33,124	71,608	58,070

Investing activities:
Capital expenditures	(72,088)	(33,735)	(31,378)
Purchase of businesses and intangibles, net of cash acquired	(274,135)	(205,281)	(220,669)
Loans to Ascent Pediatrics	(1,500)	(10,500)	---

Net cash used in investing activities	(347,723)	(249,516)	(252,047)

Financing activities:
Net advances (repayments) under lines credit	(3,883)	(38,616)	2,542
Proceeds of senior long-term debt	128,000	317,000	187,522
Reduction of senior long-term debt	(236,629)	(330,611)	(183,751)
Dividends paid	(6,526)	(5,061)	(4,651)
Proceeds from sales of convertible subordinated notes	----	170,000	192,850
Payment for debt issuance costs	(747)	(8,796)	(4,175)
Proceeds from equity offerings, net	472,822	62,399	--
Proceeds from employee stock option and stock purchase plan and other	16,807	10,011	7,357
Proceeds from exercise of warrants	----	4,921	42
Net cash provided by financing activities	369,844	181,247	197,736

Exchange rate changes:
Effect of exchange rate changes on cash	(1,156)	(1,936)	397
Income tax effect of exchange rate changes on intercompany advances	1,187	1,838	(739)
Net cash flows from exchange rate changes	31	(98)	(342)

Increase (decrease) in cash and cash equivalents	55,276	3,241	3,417
Cash and cash equivalents at beginning of year	17,655	14,414	10,997
Cash and cash equivalents at end of year	$72,931	$ 17,655	$ 14,414

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.    The Company:

     Alpharma Inc. and Subsidiaries, (the "Company") is a multinational pharmaceutical company which develops, manufactures and markets specialty generic and proprietary human pharmaceutical and animal pharmaceutical products.

     In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A.L. Industrier A.S ("A.L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 23.6% of the total outstanding common stock as of December 31, 2000. A.L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders. (See Note 18.)

     During 2000 and prior years, the Company was organized on a global basis within its Human Pharmaceutical and Animal Pharmaceutical businesses into five decentralized divisions each of which had a president and operated in a distinct business and/or geographic area. In January 2001, the Company has combined the Aquatic Animal Health Division with its Animal Health Division and has commenced a strategy which is intended to ultimately combine the three divisions included in Human Pharmaceuticals into a single integrated business segment.

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

     The Animal Pharmaceutical business includes the Animal Health Division ("AHD") and the Aquatic Animal Health Division ("AAHD"). The AHD's principal products are feed additive and other animal health products for animals raised for commercial food production (principally poultry, cattle and swine) in the U.S. and worldwide. The AAHD manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 22 for segment and geographic information.)

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

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. In 2000, 1999 and 1998, $1,265, $325 and $744 of interest cost was capitalized, respectively.

     Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:
Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Intangible assets:

     Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The Company continually reviews its intangible assets on a divisional basis to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected future operating cash flows are lower than the carrying value. The following table is net of accumulated amortization of $116,791 and $84,718 at December 31, 2000 and 1999, respectively.
	2000	1999	Life

Excess of cost of acquired businesses over the fair value of the net assets acquired	$503,686	$382,132	15 - 40

Technology, trademarks, NADAs and other	110,735	106,826	6 - 20
	$614,421	$488,958

Foreign currency translation and transactions:

     The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 2000, 1999 and 1998 is net of $1,187, $1,838, and $(739), respectively, representing the foreign tax effects associated with long-term intercompany advances to foreign subsidiaries.

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

Derivative Instruments:

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

Revenue Recognition:

     Revenue is recognized when title and risk of loss transfers to customers. Provisions for rebates, returns and allowances and other price adjustments are estimated and deducted from gross revenues. The Company has adopted Securities and Exchange Commission Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," for all periods presented. The adoption of SAB 101 did not have a material impact on the financial position or results of operations of the Company

Income taxes:

     The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method.

     At December 31, 2000, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $111,000. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

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

Comprehensive income:

     SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments. Total comprehensive income (loss) for the years ended 2000, 1999 and 1998 is included in the Statement of Stockholders' Equity.

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

Software and Development Costs

     In 2000, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Capitalization of such costs will cease and amortization will begin no later than the point at which the project is substantially complete and ready for its intended purpose.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs will be amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

     Capitalized software costs amounted to approximately $13,800 at December 31, 2000 and are included in other assets. Portions of the software are expected to be placed in service beginning in 2001.

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

Roche MFA and Bridge Financing:

     On May 2, 2000, Alpharma announced the completion of the acquisition of the Medicated Feed Additive Business of Roche Ltd.("MFA") for a cash payment of approximately $258,000 and issuance of a $30,000 promissory note to Roche. The Note was paid in full in December 2000. In addition certain international inventories were purchased from Roche during a transition period of approximately three months.

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

     The acquisition has been accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed based on a preliminary allocation and the results of the acquired business operations are included in the Company's consolidated financial statements beginning on the acquisition date. The Company is amortizing the acquired intangibles and goodwill over 20 years using the straight-line method.

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

     The impact on cost of sales of the write-up of inventory to net realizable value pursuant to Accounting Principles Board Opinion No. 16 "Business Combinations" was reflected in cost of sales, as acquired manufactured inventory was sold during the second quarter. In addition, certain employees of AHD have been severed as a result of the acquisition and resulted in severance expense in the second quarter.

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

Vetrepharm:

     On November 15, 1999, the Company's AAHD acquired all of the capital stock of Vetrepharm Limited for a total cash purchase price of approximately $2,500 including direct costs of acquisition. Vetrepharm operates its aquatic animal health distribution business in the United Kingdom. The Company is amortizing the acquired goodwill (approximately $2,000) over 10 years using the straight-line method.

Southern Cross:

     On September 23, 1999, the Company's AHD acquired the business of Southern Cross Biotech, Pty. Ltd. ("Southern Cross") and the exclusive worldwide license for REPORCIN for approximately $14,000 in cash, which includes a prepayment of royalties of approximately $2,900. Southern Cross is an Australian manufacturer and marketer of REPORCIN. REPORCIN is a product which is used to aid in the production of leaner swine. The purchase price included the rights to the countries in which REPORCIN has already received regulatory approval and the assets of Southern Cross. Under the terms of the license agreement, additional cash payments will be made as regulatory approvals are obtained and licenses granted in other countries. Total additional payments will approximate $65,000 if all 13 possible country approvals are received over the next 3-5 years. (as of December 31, 2000, approximately $4,100 has been paid related to these approvals). The Company is amortizing the acquired intangibles and goodwill (approximately $9,000) over 15 years using the straight-line method.

I.D. Russell:

     On September 2, 1999, the Company's AHD acquired the business of I.D. Russell Company Laboratories ("IDR") for approximately $21,500 in cash. IDR is a US manufacturer of animal health products primarily soluble antibiotics and vitamins. The acquisition consisted of working capital, an FDA approved manufacturing facility in Colorado, product registrations, trademarks and 35 employees. The Company has allocated the purchase price to the manufacturing facility and identified intangibles and goodwill (approximately $11,000) which will be generally amortized over 15 years. The purchase agreement provides for up to $4,000 of additional purchase price if two products with applications currently pending are received in the next 3 years.

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

     The Company financed the $153,000 purchase price under its 1999 Credit Facility. On June 2, 1999, the Company repaid borrowings under the 1999 Credit Facility with a substantial portion of the proceeds from the issuance of 3% convertible senior subordinated notes due in 2006. ("06 notes" - See Note 11). Such repayment created the capacity under the 1999 Credit Facility to incur the borrowings used to finance the acquisition of Isis.

Jumer:

     On April 16, 1999, the Company's IPD acquired the generic pharmaceutical business Jumer Laboratories SARL and related companies of the Cherqui group ("Jumer") in Paris, France for approximately $26,000, which includes the assumption of debt which was repaid subsequent to closing. Based on product approvals received, additional purchase price of approximately $3,000 may be paid in the next 3 years (as of December 31, 2000 approximately $900 has been paid). The acquisition consisted of products, trademarks and registrations. The Company is amortizing the acquired intangibles and goodwill based on lives which vary from 16 to 25 years (average approximately 22 years) using the straight-line method. Intangible assets and goodwill at December 31, 1999 was approximately $29,700.

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

     The Company financed the $198,000 purchase price and related debt repayments from borrowings under its long-term Revolving Credit Facility and short-term lines of credit which had been repaid in March 1998 with the proceeds of the convertible subordinated notes offering ("05 Notes"). The Revolving Credit Facility was replaced in January 1999 with a new credit facility which contains updated financial covenants. (See Note 11.)

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

Inventory write-up	$1,300	(Included in cost of sales)
In-process R&D	2,100	(Included in selling, general and administrative expenses)

Severance of existing employees	200
	3,600
Tax benefit	(470)
	$3,130	($.12 per share)

Pro forma Information:

     The following unaudited pro forma information on results of operations assumes the purchase of all businesses discussed above (except for Vetrepharm and Southern Cross) as if the companies had combined at the beginning of each period presented:
	Pro forma
	Year Ended December 31,
	2000*	1999

Revenue	$976,500	$993,700
Net income	54,000	$7,500
Basic EPS	$1.54	$.27
Diluted EPS	$1.45	$.27

* Excludes actual non-recurring charges related to the acquisition of Roche of $4,026 after tax or $0.09 per share.

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

     In November 1998, the Company's IPD acquired the Siga product line in Germany from Hexal AG. The branded product line, "Siga", is included in the IPD and consists of over 20 products. The acquisition consisted of product registrations and trademarks; no personnel or plants were part of the transaction. The cost of approximately $13,300 was allocated to intangible assets and will be amortized over 15 years.

4.    Elyzol Dental Gel ("EDG") Product Sale and Related Agreements

     In July 2000, the Company's Danish subsidiary sold the patents, trademarks, marketing authorizations, and inventory related to the Elyzol Dental Gel ("EDG") product for cash proceeds of approximately $8,250. Concurrently with this sale, and due to the specialized nature of the manufacturing process for EDG, the company entered into a Toll Manufacturing Agreement with the purchaser under which the Company will continue to manufacture EDG for the purchaser for a four year period. The Company will be reimbursed for direct manufacturing costs plus an agreed upon amount for overhead and a variable manufacturing profit which declines as production volumes increase. The Company also entered into a Transition Services agreement under which the Company provides regulatory and/or sales and marketing assistance to the purchaser for which it is reimbursed at agreed upon hourly rates.

     As the relative fair value of the assets sold and the Company's toll manufacturing obligation cannot be reliably estimated, the Company deferred, as of July 2000, the entire excess of the cash proceeds over the carrying amount of the assets sold and expenses associated with the sale. The deferral initially amounted to approximately $7,800 and is being amortized over the four year term of the Toll Manufacturing agreement on a straight-line basis, which management believes will approximate amortization using the units of production method. Income from the Transition Service Agreement and the contractual profit under the Toll Manufacturing Agreement are being recognized as services are provided or goods are sold to the purchaser.

     Approximately $1,000 of the deferral was recognized as income in the year ended December 31, 2000. The remaining balance of $6,800 has been deferred and $1,900 is included in accrued expenses and $4,900 is classified as other non-current liabilities.

5.     Strategic Alliances:

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

     WYNCO is a regional distributor of animal health products and provides services primarily to integrated poultry and swine producers and independent dealers operating in the Central South West and Eastern regions of the U.S. WYNCO is the exclusive distributor for the Company's animal health products. Manufacturing and premixing operations at WJ remain part of the Company. Wade Jones Company was renamed Alpharma Animal Health Company in 1999.

Ascent Agreements and Option:

     In 1999, the Company entered into loan and other agreements with Ascent Pediatrics, Inc. ("Ascent") under which the Company ultimately provided $12,000 in loans due in 2005. The loan and other agreements provided for additional loans under certain circumstances and an option to purchase all of Ascent's outstanding shares in 2003. In December 2000, the Company acquired a product line from Ascent in exchange for the cancellation of the $12,000 in outstanding loans and the termination of the existing financing and option agreements. In addition, the Company agreed to make a new fully collateralized short-term loan to Ascent of up to $6,250 during 2001.

6.     Management Actions:

     In 1999, the Company announced the decision to close or sell its leased aquatic animal health plant in Bellevue, Washington and terminate all 21 employees. A severance charge of $575 was established in the third quarter of 1999 when the employees were notified. During 1999, $231 of the severance was paid and the balance of $344 was paid in 2000. All significant production has been transferred to the AAHD production facility in Norway. At year end 1999 the Washington plant had ceased production and the fixed assets have been written down to their net realizable value of approximately $100. The result of the write down of leasehold improvements and certain machinery and equipment was a charge of approximately $1,600 in the fourth quarter of 1999. During 2000 the plant's lease expired, all operations ceased and all assets were disposed of.

7.     Earnings Per Share:

     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:
(Shares in thousands)	For the years ended December 31,
	2000	1999	1998
Average shares outstanding-basic	35,000	27,745	25,567
Stock options	440	359	222
Warrants	----	----	490
Convertible notes	12,039	6,744	----
Average shares outstanding-diluted	47,479	34,848	26,279

     The amount of dilution attributable to the stock options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period.

     The 05 Notes issued in March 1998, convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS using the if-converted method for the years ended December 31, 2000 and 1999. The if-converted method was antidilutive for the year ended December 31, 1998 and therefore the shares attributable to the 05 Notes were not included in the diluted EPS calculation.

     In addition, the 06 Notes issued in June 1999 and convertible into 5,294,301 shares of common stock at $32.11 per share, were outstanding at December 31, 2000 and 1999 and were included in the computation of diluted EPS for the year ended December 31, 2000. The if-converted method was antidilutive for the year ended December 31, 1999 and therefore the shares attributable to the subordinated debt were not included in the diluted EPS calculation.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes.

     A reconciliation of net income used for basic to diluted EPS is as follows:

	2000	1999	1998

Net income - basic	$61,143	$36,972	$24,211
Adjustments under the if-converted method, net of tax	14,999	7,245	----
Adjusted net income - diluted	$76,142	$44,217	$24,211

8.     Accounts Receivable, Net:
Accounts receivable consist of the following:	December 31,
	2000	1999

Accounts receivable, trade	$273,550	$187,507
Other	15,188	7,918
	288,738	195,425
Less, allowances for doubtful accounts	5,741	6,164
	$282,997	$189,261

     The allowance for doubtful accounts for the three years ended December 31, consisted of the following:
	2000	1999	1998

Balance at January 1,	$6,164	$6,270	$5,205
Provision for doubtful accounts	892	995	1,032
Reductions for accounts written off	(462)	(303)	(175)
Translation and other	(853)	(798)	208
Balance at December 31,	$5,741	$6,164	$6,270

9.     Inventories:

     Inventories consist of the following:
	December 31,
	2000	1999

Finished product	$143,100	$ 94,189
Work-in-process	32,936	28,938
Raw materials	60,562	37,906
	$236,598	$161,033

     At December 31, 2000 and 1999, approximately $56,100 and $44,700 of inventories, respectively, are valued on a LIFO basis. LIFO inventory is approximately equal to FIFO in 2000 and 1999.

10.     Property, Plant and Equipment, Net:

     Property, plant and equipment, net, consist of the following:

	2000	1999

Land	$10,254	$10,042
Buildings and building improvements	143,954	120,688
Machinery and equipment	330,975	271,372
Construction in progress	51,415	15,993
	536,598	418,095
Less, accumulated depreciation	191,556	173,682

	$345,042	$244,413

11.     Long-Term Debt:

Long-term debt consists of the following:
	December 31,
	2000	1999
Senior debt:
U.S. Dollar Denominated:
1999 Revolving Credit Facility (7.0 - 8.3%)	$105,000	$180,000
Industrial Development Revenue Bonds	7,950	9,130
Other, U.S.	52	172

Denominated in Other Currencies:
Mortgage notes payable (NOK)	33,682	38,521
Bank and agency development loans (NOK)	4,827	6,387
Other, foreign	2	11
Total senior debt	151,513	234,221

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	180,813	173,824
5.75% Convertible Subordinated Notes due 2005	124,945	125,000
5.75% Convertible Subordinated
Note due 2005 - Industrier Note	67,850	67,850

Total subordinated debt	373,608	366,674

Total long-term debt	525,121	600,895
Less, current maturities	20,676	9,111
	$504,445	$591,784

Senior debt:

     The Company has a credit facility ("1999 Credit Facility") with a consortium of banks including Union Bank of Norway, Den norske Bank A.S., Summit Bank and Bank of America. The credit facility was originally arranged in January 1999 and was amended in June 2000.

     The amended 1999 Credit Facility provides for (i) a $110,000 six year Term Loan; and (ii) a revolving credit agreement of $290,000 which includes a $30,000 working capital facility and has an initial term of five years with two possible one year extensions. The 1999 Credit Facility has several financial covenants, including an interest coverage ratio, total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and equity to total asset ratio. Interest on the facility is calculated at the LIBOR rate with a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. Margins can increase based on the ratio of equity to total assets. (Margin at December 31, 2000 is 1.125%.)

     In conjunction with the MFA acquisition, the Company borrowed $30,000 from Roche and subsequently repaid this amount in December 2000. In addition, the Company financed the acquisition originally under a bridge financing agreement. This amount was also repaid in 2000 (See Note 3).

     The Company has issued Industrial Development Revenue Bonds in connection with various expansion projects. At December 31, 2000 bonds with a $4,000 principal amount require monthly interest payments at a floating rate approximating the current money market rate on tax exempt bonds plus agency and other fees (total rate approximately 4.5%). Bonds with a $3,950 principal amount require fixed interest payments of between 6.875% and 7.25%. The bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $14,000 serve as collateral for these loans.

     The mortgage notes payable denominated in Norwegian Kroner (NOK) include amounts issued in connection with the construction and subsequent expansion of a pharmaceutical facility in Lier, Norway. The mortgage is collateralized by this facility (net book value $35,600). The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 2000 and 1999 was 7.5% and 6.5%, respectively. The tranches are repayable in semiannual installments through 2021. Yearly principal payments are approximately $1,300.

     Mortgage notes payable also include amounts issued in 1997 ($5,356) to finance a production unit at an Aquatic Animal Health facility in Overhalla, Norway. The mortgage has a 12 year term and is repayable in 9 equal installments in years 2001 - 2009. The weighted average interest rate at December 31, 2000 and 1999 was 8.1% and 6.6%, respectively. Plant equipment with a net book value of $7,100 serve as collateral for the note.

     Alpharma Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Annual payments are $976 through 2003, $573 in 2004 and $169 through 2012. The weighted average interest rate of the loans at December 31, 2000 and 1999 was 7.8% and 6.8%, respectively.

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

     The net proceeds from the offering of approximately $164,000 were used to retire outstanding senior long-term debt principally outstanding under the 1999 Credit Facility. This created the capacity under the 1999 Credit Facility to finance the acquisition of Isis in the second quarter of 1999. (See Note 3.)

     In March 1998, the Company issued $125,000 of 5.75% Convertible Subordinated Notes (the "05 Notes") due 2005. The 05 Notes may be converted into common stock at $28.594 at any time prior to maturity, subject to adjustment under certain conditions. The Company may redeem the 05 Notes, in whole or in part, on or after April 6, 2001, at a premium plus accrued interest. As of December 31, 2000, $55 of the 05 Notes have been converted into Class A shares (1,923 shares).

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

     Maturities of long-term debt during each of the next five years and thereafter as of December 31, 2000 are as follows:

2001	$20,676
2002	20,672
2003	20,732
2004	20,589
2005	233,880
Thereafter	208,572
$525,121

12.     Short-Term Debt:

     Short-term debt consists of the following:

	December 31,
	2000	1999

Domestic	$ ---	$1,000
Foreign	---	3,289
	$ ---	$4,289

     At December 31, 2000, the Company and its domestic subsidiaries have available short term bank lines of credit totaling $1,000 and a $30,000 working capital line included in its 1999 Credit Facility. Borrowings under the lines are made for periods generally less than three months. At December 31, 2000, the amount of the unused lines totaled $31,000. (See Note 11.)

     At December 31, 2000, the Company's foreign subsidiaries have available lines of credit with various banks totaling $42,500. Drawings under these lines are made for periods generally less than three months. At December 31, 2000, the amount of the unused lines totaled $42,500.

     The weighted average interest rate on short-term debt during the years 2000, 1999 and 1998 was 8.0%, 6.4% and 6.4%, respectively.

13.   Income Taxes:

     Domestic and foreign income before income taxes was $33,089 and $51,832 respectively in 2000, $30,031, and $27,597, respectively in 1999, and $28,296 and $10,687, respectively in 1998. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:
	Years Ended December 31,
	2000	1999	1998

Current
Federal	$12,461	$8,752	$8,373
Foreign	13,369	16,780	4,224
State	2,455	1,246	1,682
	28,285	26,778	14,279
Deferred
Federal	(752)	(1,508)	(351)
Foreign	(3,136)	(3,963)	930
State	(619)	(651)	(86)
	(4,507)	(6,122)	493
Provision for income taxes	$23,778	$20,656	$14,772

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:
	Years Ended December 31,
	2000	1999	1998

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.4%	0.5%	2.6%
Lower taxes on foreign earnings, net	(12.0%)	(5.6%)	(5.2%)
Tax credits	(0.6%)	(1.2%)	(1.2%)
Non-deductible costs, principally amortization of intangibles related to acquired companies	5.7%	5.9%	5.6%
Non-deductible in-process R&D	---	---	1.7%
Other, net	(1.5%)	1.2%	(0.6%)
Effective rate	28.0%	35.8%	37.9%

Deferred tax liabilities (assets) are comprised of the following:
	Years Ended December 31,
	2000	1999

Accelerated depreciation and amortization for income tax purposes	$22,252	$22,047
Excess of book basis of acquired assets over tax basis	15,189	18,124
Difference between inventory valuation methods used for book and tax purposes	2,024	2,888
Other	475	824
Gross deferred tax liabilities	39,940	43,883

Accrued liabilities and other reserves	(5,852)	(5,121)
Pension liabilities	(1,972)	(1,766)
Loss carryforwards	(5,818)	(3,846)
Deferred income	(328)	(815)
Other	(2,186)	(2,502)
Gross deferred tax assets	(16,156)	(14,050)

Deferred tax assets valuation allowance	1,358	1,116

Net deferred tax liabilities	$25,142	$30,949

     As of December 31, 2000, the Company has state loss carryforwards in one state of approximately $15,000, which are available to offset future taxable income and expire between 2008 and 2014. The Company has recognized a deferred tax asset relating to these state loss carryforwards, and believes that it is more likely than not that these carryforwards will be available to reduce future state income tax liabilities. The Company also has foreign loss carryforwards in eight countries as of December 31, 2000, of approximately $24,000, which are available to offset future taxable income, and have carryforward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these foreign loss carryforwards. Based on analysis of current information, which indicated that it is not likely that some of these foreign losses will be realized, a valuation allowance has been established for a portion of these foreign loss carryforwards.

14.   Pension Plans and Postretirement Benefits:

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

     The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 2000, 1999 and 1998 expense was 7.75%, 8.00%, and 6.75%, respectively. The health care cost trend rate was 6.5% declining to 5.0% over a ten year period, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.
	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2000	1999	2000	1999
Benefit obligation at beginning of year	$14,891	$16,627	$ 2,271	$2,633
Service cost	1,597	1,610	82	97
Interest cost	1,421	1,211	174	172
Plan participants' contributions	---	---	26	24
Amendments	1,500	---	---	---
Actuarial (gain) loss	839	(3,924)	77	(454)
Benefits paid	(725)	(633)	(212)	(201)
Benefit obligation at end of year	19,523	14,891	2,418	2,271

Change in plan assets
Fair value of plan assets at beginning of year	20,363	17,618	---	---
Actual return on plan assets	(1,022)	3,365	---	---
Employer contribution	7	13	---	---
Benefits paid	(725)	(633)	---	---
Fair value of plan assets at end of year	18,623	20,363	---	---

Funded status	(900)	5,472	(2,418)	(2,271)
Unrecognized net actuarial (gain)loss	(1,856)	(5,812)	334	261
Unrecognized net transition obligation	95	125	222	239
Unrecognized prior service cost	666	(743)	---	---
Prepaid (accrued) benefit cost	$(1,995)	$ (958)	$(1,862)	$(1,771)

			Postretirement
	Pension Benefits		Benefits
	2000	1999	2000	1999
Weighted-average assumptions as of December 31
Discount rate	7.75%	8.00%	7.75%	8.00%
Expected return on plan assets	9.25%	9.25%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

	Pension Benefits			Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Components of net periodic benefit cost
Service cost	$1,597	$1,610	$1,235	$82	$97	$85
Interest cost	1,421	1,211	1,035	174	172	167
Expected return on plan assets	(1,871)	(1,621)	(1,274)	---	---	---
Net amortization of transition obligation	30	30	30	18	18	18
Amortization of prior service cost	91	(81)	(81)	---	---	---
Recognized net actuarial (gain)loss	(225)	---	(2)	4	29	21
Net periodic benefit cost	$ 1,043	$1,149	$ 943	$ 278	$ 316	$ 291

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $2,079, $1,615 and $0 respectively as of December 31, 2000 and $182, $55 and $0 as of December 31, 1999.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 15%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $1,500, $1,200 and $1,200 in 2000, 1999 and 1998, respectively.

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

	2000	1999
Change in benefit obligation:
Benefit obligation at beginning of year	$49,194	$43,634
Service cost	3,205	2,936
Interest cost	2,618	2,452
Amendments	---	3,613
Plan participants' contribution	399	347
Actuarial (gain)/loss	(1,365)	(1,673)
Acquisition	---	1,049
Benefits paid	(2,553)	(1,159)
Translation adjustment	(4,150)	(2,005)
Benefit obligation at end of year	47,348	49,194

Change in plan assets:
Fair value of plan assets at beginning of year	31,195	29,062
Actual return on plan assets	3,205	2,507
Acquisition	---	-
Employer contribution	2,198	1,504
Plan participants' contributions	399	347
Benefits paid	(2,444)	(1,041)
Translation adjustment	(2,576)	(1,184)
Fair value of plan assets at end of year	31,977	31,195

Funded status	(15,371)	(17,999)
Unrecognized net actuarial loss	3,239	6,085
Unrecognized transitional obligation	369	411
Unrecognized prior service cost	3,449	4,075
Additional minimum liability	(2,556)	(2,970)
Prepaid (accrued) benefit cost	$(10,870)	$(10,398)
	2000	1999
Weighted-average assumptions:
Discount rate	6.1%	6.4%
Expected return on plan assets	7.0%	7.3%
Rate of compensation increase	4.0%	4.2%

	2000	1999	1998
Components of net periodic benefit cost:
Service cost	$3,205	$2,936	$2,003
Interest cost	2,618	2,452	1,763
Expected return on plan assets	(2,144)	(1,951)	(1,478)
Amortization of transition obligation	(4)	4	35
Amortization of prior service cost	247	173	101
Recognized net actuarial loss	93	260	40
Net periodic benefit cost	$4,015	$3,874	$2,464

     The Company's Danish subsidiary has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $1,900, $2,200 and $2,059 in 2000, 1999 and 1998, respectively.

15.   Transactions with A. L. Industrier:
	Years Ended December 31,
	2000	1999	1998
Sales to and commissions received from A.L. Industrier	$2,002	$2,306	$2,722

Compensation received for management services rendered to A.L. Industrier	$341	$ 385	$397

Inventory purchased from and commissions paid to A.L. Industrier	$ 8	$ 30	$ 32

Interest incurred on Industrier Note	$3,901	$3,901	$2,937

     In March 1998, A.L. Industrier purchased a convertible subordinated note issued by the Company in the amount of $67,850. (See Note 11.) In addition, as of December 31, 2000 and 1999 there was a net current payable of $514 and $136, respectively, to A.L. Industrier.

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

     In connection with the agreement to purchase Alpharma Oslo, A.L. Industrier retained the ownership of the Skøyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20 year term and is renewable at the then fair rental value at the option of the Company for four consecutive five year terms.

16.   Contingent Liabilities, Litigation and Commitments:

     On October 30, 2000 the Company announced the discovery of accounting irregularities in the Brazilian subsidiary included in the AHD business segment and the restatement of the Company's financial results for 1999 and the first two quarters of 2000. Subsequently six lawsuits claiming to be class actions ("Class Actions") have been filed in the United States District Court for the District of New Jersey. The Class Actions are brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and ten current and former officers of the Company. The Class Action Complaints allege that, among other things, the plaintiffs were damaged when they acquired securities of the Company because, the previously issued financial statements were materially false and misleading. The Class Action Complaints allege violations of the Securities and Exchange Act of 1934. Lead plaintiffs in the actions seek damages in unspecified amounts. The parties have not yet commenced discovery. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the purported class actions. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under the directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

     Based upon the facts as presently known, management does not believe that it is likely that the class actions will result in liability which will be material to the financial position of the Company. However, because of the stage of the discovery in this matter, it is not possible for the Company to conclude that resolution of the lawsuits will not be material to the financial position of the Company or its results of operations or cash flows in the quarter in which it occurs.

     The United Kingdom Office of Fair Trading ("OFT") is conducting an investigation into the pricing and supply of medicine by the generic industry in the United Kingdom. As part of this investigation, Cox received in February 2000 a request for information from the OFT. The request states that the OFT is particularly concerned about the sustained rise in the list price of a range of generic pharmaceuticals over the course of 1999 and is considering this matter under competition legislation. In December 1999 Cox received a request for information from the Oxford Economic Research Association ("OXERA"), an economic research company which has been commissioned by the United Kingdom Department of Health to carry out a study of the generic drug industry. The requests related to certain specified drugs and the Company has responded to both requests for information. The Company has not had any communications from either OXERA or OFT since answering their inquiries. Effective August 3, 2000 the government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 months based in part on the results of the OXERA activities. The Company is unable to predict the final impact the OFT investigation or OXERA activities will have on the operations of Cox and the pricing of generic pharmaceuticals in the United Kingdom.

     The Company was originally named as one of multiple defendants in 90 lawsuits alleging personal injuries and six class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). None of the plaintiffs have specified an amount of monetary damage. Because the Company has not manufactured, but only distributed phentermine, it has demanded defense and indemnification from the manufacturers and the insurance carriers of manufacturers from whom it has purchased the phentermine. The Company has received a partial reimbursement of litigation costs from one of the manufacturer's carriers. The Company has been dismissed in all the class actions and the plaintiffs in all but 4 of the lawsuits have agreed to dismiss the Company without prejudice. Based on an evaluation of the circumstances as now known, including but not solely limited to: 1) the fact that the Company did not manufacture phentermine, 2) it had a de minimis share of the phentermine market and 3) the presumption of some insurance coverage, the Company does not expect that the ultimate resolution of the current Fen-Phen lawsuits will have a material impact on the financial position or results of operations of the Company.

     Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. While initial efforts to reverse the ban in court were unsuccessful, the Company is continuing to pursue initiatives based on scientific evidence available for the product, to limit the effects of this ban. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, if either the EU acts to prevent the importation of meat products from countries that allow the use of bacitracin based products or there is an expansion of the ban to additional countries where the Company has material sales of bacitracin based products, the resultant loss of sales could be material to the financial condition and results of operations of the Company.

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

     In connection with a 1991 product line acquisition, the Decoquinate business purchased in 1997 and the MFA acquisition in 2000, the Company entered into manufacturing agreements which require the Company to purchase yearly minimum quantities of product on a cost-plus basis. If the minimum quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. The Company has purchased required minimums in 2000 and expects to purchase the required minimums of approximately $58,300 in 2001. In the case of the Decoquinate agreement there are contingent payments which may be required of either party upon early termination of the agreement depending on the circumstances of the termination. The Company considers the possibility of early termination of the agreement to be remote.

     In 1999, the Company made three acquisitions which may require contingent payments in future years. The potential amounts are described in note 3.

17.    Leases:

     Rental expense under operating leases for 2000, 1999 and 1998 was $9,164, $6,827 and $6,665, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

Year Ending December 31,
2001	$8,300
2002	7,300
2003	5,600
2004	4,600
2005	3,000
Thereafter	9,200
$38,000

18.   Stockholders' Equity:

     The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 2000), are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

     The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 65,000,000; and the number of authorized shares of Class B Common Stock is 15,000,000.

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

     In May 2000, the Company sold 4,950,000 shares of Class A Common Stock to an investment banker and received net proceeds of $185,600. In August 2000, the Company sold 5,000,000 shares of Class A Common stock to investment bankers and received net proceeds of $287,300.

A summary of activity in common and treasury stock follows:
Class A Common Stock Issued
	2000	1999	1998

Balance, January 1,	20,390,269	17,755,249	16,118,606
Exercise of stock options and other	608,128	336,826	339,860
Exercise of warrants, net	---	237,809	2,124
Stock issued in tender offer for warrants	---	-	1,230,448
Stock issued in equity offerings	9,950,000	2,000,000	-
Employee stock purchase plan	59,470	60,385	64,211
Conversion of 05 Notes	1,923	---	---
Balance, December 31,	31,009,790	20,390,269	17,755,249

Class B Common Stock Issued
	2000	1999	1998

Balance, December 31,	9,500,000	9,500,000	9,500,000

Treasury Stock (Class A)	2000	1999	1998

Balance, January 1,	277,334	277,334	275,382
Purchases	18,033	---	1,952
Balance, December 31,	295,367	277,334	277,334

19.   Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading.
Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.
Interest rate agreements	Occasional	Entered into selectively to fix interest rate for specified periods on variable rate long-term debt.

     At December 31, 2000 and 1999, the Company had foreign currency contracts outstanding with a notional amount of approximately $37,300 and $29,300, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2001 and the unrealized gains and losses are not material.

     In 1998, the Company had two interest rate swap agreements with two members of the consortium of banks which were parties to the Revolving Credit Facility to reduce the impact of changes in interest rates on a portion of its floating rate long-term debt. The swap agreements fixed the interest rate at 5.655% plus 1.25% for a portion of the revolving credit facility ($54,600) through October 1998. (See Note 11.)

     Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the Convertible Subordinated Notes issued in 1998 and 1999 approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The estimated fair value based on the bid price of the Convertible Subordinated Notes at December 31, 2000 and 1999 was as follows:
($ in thousands)	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

5.75% Convertible Subordinated Notes due 2005	$192,795	$299,800	$192,850	$228,045

3% Convertible Senior Subordinated Notes due 2006	$180,813	$247,200	$173,824	$183,813

20.   Stock Options and Employee Stock Purchase Plan:

     Under the Company's 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. The maximum number of Class A shares available for grant under the Plan is 6,500,000. In addition, the Company has a Non-Employee Director Option Plan (the "Director Plan") which provides for the issue of up to 150,000 shares of Class A Common stock. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 2000 are options to purchase 27,250 shares with cash appreciation rights, 12,527 of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2000 and 1999, options for 2,383,377 and 1,099,423 shares, respectively, were available for future grant.

The table below summarizes the activity of the Plan:
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Balance at December 31, 1997	1,310,966	$17.20	462,765	$17.29
Granted in 1998(1)	989,500	$25.14
Canceled in 1998	(80,972)	$18.34
Exercised in 1998	(344,160)	$17.01
Balance at December 31, 1998	1,875,334	$21.38	854,514	$23.09
Granted in 1999(2)	754,000	$39.19
Canceled in 1999	(189,624)	$28.37
Exercised in 1999	(332,976)	$23.57
Balance at December 31, 1999	2,106,734	$26.77	721,379	$24.57
Granted in 2000(3)	872,800	$36.11
Canceled in 2000	(156,754)	$26.80
Exercised in 2000	(609,628)	$24.41
Balance at December 31, 2000	2,213,152	$31.13	456,395	$29.81
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
    All options granted in 2000 were with exercise prices equal to fair market value of Class A stock on the date of grant.

     The Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123, the reported net income would have been reduced to the pro forma amounts for the years ended December 31, 2000, 1999 and 1998 as indicated below:
	2000	1999	1998
Net income:
As reported	$61,143	$36,972	$24,211
Pro forma	$56,725	$34,317	$22,427

Basic earnings per share:
As reported	$1.75	$1.33	$ .95
Pro forma	$1.62	$1.24	$ .88

Diluted earnings per share:
As reported	$1.60	$1.27	$ .92
Pro forma	$1.51	$1.19	$ .85

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2000	1999	1998

Expected life (years)	1-5	1-5	1-5
Expected future dividend yield (average)	.50%	.50%	.81%
Expected volatility	0.45	0.40	0.35

     The risk-free interest rates for 2000, 1999 and 1998 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2000, 1999 and 1998 amounted to 6.6%, 5.1% and 5.6%, respectively. The weighted average fair value of options granted during the years ended December 31, 2000, 1999, and 1998 with exercise prices equal to fair market value on the date of grant was $16.60, $14.19 and $8.36, respectively. The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 with exercise prices in excess of fair market value at the date of grant was $.57 and $1.26, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price

$13.50 - $22.20	784,616	2.8	$19.58	224,029	$19.88
$22.56 - $35.00	791,498	5.8	$33.49	63,032	$28.97
$35.25 - $64.63	637,038	4.4	$42.43	169,334	$42.99

$13.50 - $64.63	2,213,152	4.3	$31.13	456,395	$29.81

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 25% of the employee's contribution. As of the second quarter of 1998 the Company increased the match to 50% of the employee contributions. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $900, $700 and $513 in 2000, 1999 and 1998, respectively.

21.   Supplemental Data:
Other assets and deferred charges at December 31 include:
	2000	1999

Deferred borrowing costs, net of amortization	$9,773	$11,037
Capitalized software costs	13,791	---
Loans to Ascent	----	10,500
Equity investment in WYNCO, net of distributions	4,857	3,939
Other	22,133	19,547
	$50,554	$45,023
	Years Ended December 31,
	2000	1999	1998

Research and development expense	$43,276	$40,168	$36,034*
Depreciation expense	$29,206	$25,633	$22,941
Amortization expense	$35,630	$24,785	$15,179
Interest cost incurred	$46,448	$39,499	$26,357

Other income (expense), net:
Interest income	$4,109	$ 1,538	$ 757
Foreign exchange losses, net	(2,354)	(134)	(895)
Fees for bridge financing - MFA acquisition	(4,730)	---	---
Amortization of debt costs	(2,070)	(1,643)	(1,240)
Litigation/insurance settlements	483	1,000	670
Income from joint venture carried at equity	1,553	1,131	--
Other, net	(421)	(442)	308
	$(3,430)	$ 1,450	$ (400)

* Includes write-off of purchased in-process R&D related to Cox acquisition. (See Note 3.)

Supplemental cash flow information:
	2000	1999	1998
Cash paid for interest (net of amount capitalized)	$39,781	$32,284	$25,078
Cash paid for income taxes (net of refunds)	$19,110	$11,766	$10,175

Other noncash operating activities:

Interest accretion on convertible notes	$6,988	$3,824	$ ---
Undistributed earnings of equity subsidiary	(918)	(762)	---
Stock option income tax benefits	6,560	1,670	1,415
Write down of AAHD facility assets (see Note 6)	---	1,592	---
Purchased in-process research and development	---	---	2,081
	$12,630	$6,324	$ 3,496
Other noncash investing activities:

Fair value of assets acquired	$305,335	$262,044	$255,121
Liabilities	31,200	50,704	33,950
Cash paid	274,135	211,340	221,171
Less cash acquired	---	6,059	502

Net cash paid	$274,135	$205,281	$220,669

Exchange of Ascent note for product line	$12,000	$ ---	$ ---

22.   Information Concerning Business Segments and Geographic Operations:

     In 1998 the Company adopted SFAS 131. The Company's reportable segments are the five decentralized divisions described in Note 1, (i.e. IPD, FCD, USPD, AHD, and AAHD). Each division has a president and operates in a distinct business and/or geographic area. In January 2001 the AAHD was combined with the AHD and will not be reported as a separate division in future years.

     The accounting policies of the segments are generally the same as those described in the "Summary of Significant Accounting Policies." Segment data includes immaterial intersegment revenues. No customer accounts for more than 10% of consolidated revenues.

     The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated. Eliminations include intersegment sales. Geographic revenues represent sales to third parties by country in which the selling legal entity is domiciled. Operating assets directly attributable to business segments are included in identifiable assets (i.e. sum of accounts receivable, inventories, net property, plant and equipment and net intangible assets). Cash, prepaid expenses, and other corporate and non-allocated assets are included in unallocated. For geographic reporting long lived assets include net property, plant and equipment and net intangibles.

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2000
Human Pharmaceuticals
IPD	$309,296	$41,697		$523,100	$26,429	$11,988
USPD	233,008	26,400		241,800	8,316	9,976
FCD	62,692	25,518		80,500	5,498	9,825
	604,996	93,615		845,400	40,243	31,789
Animal Pharmaceuticals
AHD	305,714	61,526	(a)	604,500	19,232	22,106
AAHD	13,903	(3,179)		24,400	851	2,393
	319,617	58,347		628,900	20,083	24,499
Unallocated	---	(18,540)		150,180	4,510	15,800
Eliminations	(5,090)	112		---	---	---
	$919,523	$133,534		$1,624,480	$64,836	$72,088
1999
Human Pharmaceuticals
IPD	$303,253	$35,562		$579,005	$22,750	$14,233
USPD	197,301	16,562		201,198	7,618	7,433
FCD	60,806	23,131		72,535	5,904	5,367
	561,360	75,255		852,738	36,272	27,033
Animal Pharmaceuticals
AHD	159,461	38,113		199,937	8,853	4,184
AAHD	16,051	(2,464)	(b)	20,593	1,071	593
	175,512	35,649		220,530	9,924	4,777
Unallocated	-	(15,274)		86,998	4,222	1,925
Eliminations	(4,429)	(278)		---	---	---
	$732,443	$95,352		$1,160,266	$50,418	$33,735
1998
Human Pharmaceuticals
IPD	$193,106	$ 7,971	(c)	$379,217	$11,460	$14,913
USPD	178,785	11,061		209,243	8,063	6,807
FCD	53,048	17,526		85,409	5,301	3,643
	424,939	36,558		673,869	24,824	25,363
Animal Pharmaceuticals
AHD	166,343	37,800		151,000	8,578	2,864
AAHD	18,963	3,623		19,850	1,044	815
	185,306	41,423		170,850	9,622	3,679
Unallocated	-	(12,695)		64,217	3,674	2,336
Eliminations	(5,661)	(290)		---	---	----
	$604,584	$64,996		$908,936	$38,120	$31,378

(a)   2000 AHD includes one-time charges ($1,400) related to the acquisition of Roche MFA.
(b)   1999 AAHD includes management actions - See Note 6.
(c)   1998 IPD includes one-time charges ($3,600) related to the acquisition of Cox Pharmaceuticals.

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2000	1999	1998	2000	1999	1998

United States	$488,800	$363,487	$338,487	$401,200	$210,886	$196,745
Norway	72,800	79,984	86,019	73,700	80,596	85,719
Denmark	46,100	45,909	52,565	52,500	58,811	57,144
United Kingdom	116,200	124,282	73,258	173,900	190,733	196,669
Germany	75,000	52,646	11,690	129,100	148,696	394

Other foreign (primarily Europe)	120,623	66,135	42,565	129,063	43,649	23,170
	$919,523	$732,443	$604,584	$959,463	$733,371	$559,841

23.   Selected Quarterly Financial Data (unaudited):
	Quarter
	First	Second	Third	Fourth	Total Year
2000
Total revenue	$186,078	$224,039	$252,634	$256,772	$919,523

Gross profit	$89,036	$100,082	$113,173	$107,707	$409,998

Net income	$10,365	$9,044(b)	$20,295	$21,439	$61,143
Earnings per common share (a)

Basic	$.35	$.28	$.54	$.53	$1.75
Diluted	$.33	$.27	$.48	$.48	$1.60

1999
Total revenue	$155,949	$162,217	$199,829	$214,448	$732,443

Gross profit	$68,008	$73,160	$92,857	$106,102	$340,127

Net income	$7,198	$7,368	$10,373(c)	$12,033(c)	$36,972
Earnings per common share (d):

Basic	$.26	$.27	$.38	$.42	$1.33
Diluted	$.26	$.26	$.35	$.38	$1.27
  The sum of the diluted earnings per share for the four quarters in 2000 does not equal the total for the year due to higher dilution in the third and fourth quarter calculations from the effect of the convertible debt using the if-converted method. In addition, the timing of issuance of shares in 2000 from the two equity offerings also effects the earnings per share amounts to some extent.
  The second quarter of 2000 includes charges of $6,130 pre-tax related to the acquisition of MFA. (See Note 3).
  The third and fourth quarters of 1999 include charges of $575 and $1,600 pre tax, respectively, related to the closing of the Company's AAHD facility. (See Note 6).
  The sum of the diluted earnings per share for the four quarters does not equal the total for the year due to rounding.