Form 10-Q
period 2001-03-31
ALPHARMA INC
filed 2001-05-15
CIK 730469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15 (d) of

the Securities Exchange Act of 1934
For quarter ended	Commission file number 1-8593
March 31, 2001

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

YES X NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 27, 2001:

Class A Common Stock, $.20 par value - 30,746,717 shares;

Class B Common Stock, $.20 par value - 9,500,000 shares

ALPHARMA INC.

INDEX|

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet as of March 31, 2001 and December 31, 2000	3

Consolidated Statement of Income for the Three Months Ended March 31, 2001 and 2000	4

Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5

Notes to Consolidated Condensed Financial Statements	6 - 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	15

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 35,533	$ 72,931
Accounts receivable, net	267,559	282,997
Inventories	241,250	236,598
Prepaid expenses and other current assets	21,771	21,937
Total current assets	566,113	614,463

Property, plant and equipment, net	337,891	345,042
Intangible assets, net	604,195	614,421
Other assets and deferred charges	57,709	50,554
Total assets	$1,565,908	$1,624,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 20,560	$ 20,676
Short-term debt	993	---
Accounts payable and accrued expenses	135,683	160,484
Accrued and deferred income taxes	19,855	25,278
Total current liabilities	177,091	206,438

Long-term debt:
Senior	120,474	130,837
Convertible subordinated notes, including $67,850 to related party	375,430	373,608
Deferred income taxes	28,485	29,404
Other non-current liabilities	20,865	22,261

Stockholders' equity:
Class A Common Stock	6,202	6,202
Class B Common Stock	1,900	1,900
Additional paid-in-capital	793,522	792,659
Retained earnings	152,405	143,177
Accumulated other comprehensive loss	(103,523)	(75,063)
Treasury stock, at cost	(6,943)	(6,943)
Total stockholders' equity	843,563	861,932
Total liabilities and stockholders' equity	$1,565,908	$1,624,480

The accompanying notes are an integral part

of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2001	2000

Total revenue	$234,831	$186,078

Cost of sales	133,913	97,042

Gross profit	100,918	89,036

Selling, general and administrative expenses	74,643	63,097

Operating income	26,275	25,939

Interest expense	(8,680)	(10,860)

Other income (expense), net	(1,120)	948

Income before provision for income taxes	16,475	16,027

Provision for income taxes	5,437	5,662

Net income	$11,038	$10,365

Earnings per common share:
Basic	$ 0.27	$ 0.35
Diluted	$ 0.27	$ 0.33

Dividends per common share	$ .045	$ .045

The accompanying notes are an integral part

of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2001	2000
Operating Activities:
Net income	$11,038	$10,365
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,675	14,368
Interest accretion on convertible debt	1,822	1,722
Changes in assets and liabilities:
Decrease in accounts receivable	10,549	16,929
(Increase) in inventory	(9,951)	(19,861)
(Decrease) in accounts payable, accrued expenses and taxes payable	(27,181)	(11,706)
Other, net	(1,764)	(1,091)
Net cash provided by operating activities	2,188	10,726

Investing Activities:
Capital expenditures	(10,784)	(8,031)
Loans to Ascent Pediatrics	(5,000)	(1,500)
Purchase of intangible assets	(13,930)	(3,441)
Net cash used in investing activities	(29,714)	(12,972)

Financing Activities:
Dividends paid	(1,810)	(1,338)
Reduction of senior long-term debt	(9,350)	(3,266)
Net advances (repayments) under lines of credit	1,027	(246)
Proceeds from issuance of common stock	863	2,682
Purchase of treasury stock	---	(517)
Net cash used in financing activities	(9,270)	(2,685)

Exchange Rate Changes:
Effect of exchange rate changes on cash	(1,308)	(543)
Income tax effect of exchange rate changes on intercompany advances	706	660
Net cash flows from exchange rate changes	(602)	117

Decrease in cash	(37,398)	(4,814)
Cash and cash equivalents at beginning of year	72,931	17,655
Cash and cash equivalents at end of period	$ 35,533	$ 12,841

The accompanying notes are an integral part

of the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2000 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2.      Inventories

Inventories consist of the following:

	March 31, 2001	December 31, 2000

Finished product	$147,707	$143,100
Work-in-process	32,033	32,936
Raw materials	61,510	60,562
	$241,250	$236,598

3.      Long-Term Debt

Long-term debt consists of the following:
	March 31,	December 31,
	2001	2000
Senior debt:
U.S. Dollar Denominated:
1999 Revolving Credit Facility	$96,700	$105,000
Industrial Development Revenue Bonds	7,950	7,950
Other, U.S.	22	52

Denominated in Other Currencies:
Mortgage notes payable (NOK)	32,153	33,682
Bank and agency development loans (NOK) and other	4,209	4,829
Total senior debt	141,034	151,513

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	182,635	180,813
5.75% Convertible Subordinated Notes due 2005	124,945	124,945
5.75% Convertible Subordinated
Note due 2005 - Industrier Note	67,850	67,850
Total subordinated debt	375,430	373,608

Total long-term debt	516,464	525,121
Less, current maturities	20,560	20,676
	$495,904	$504,445

4.      Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended
	March 31, 2001	March 31, 2000

Average shares outstanding - basic	40,220	29,626
Stock options	340	325
Convertible debt	6,744	6,744
Average shares outstanding - diluted	47,304	36,695

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period.

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS. Subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were not included in the computation of diluted EPS because the result was antidilutive.

      The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 Notes.

      A reconciliation of net income used for basic to diluted EPS is as follows:
	Three Months Ended
	March 31, 2001	March 31, 2000

Net income - basic	$11,038	$10,365
Adjustments under the if-converted converted method, net of tax	1,811	1,811
Adjusted net income - diluted	$12,849	$12,176

5.      Supplemental Data
	Three Months Ended
	March 31, 2001	March 31, 2000
Other income (expense), net:
Interest income	$755	$ 396
Foreign exchange gains (losses), net	(1,300)	189
Amortization of debt costs	(533)	(493)
Litigation/Insurance settlements	---	483
Income from joint venture carried at equity	211	503
Other, net	(253)	(130)
	$(1,120)	$ 948

Supplemental cash flow information:

Cash paid for interest (net amount capitalized)	$6,209	$7,274
Cash paid for income taxes (net of refunds)	$9,129	$7,732

6.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $17,422 and $7,784 for the three months ended March 31, 2001 and 2000, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

7.      Contingent Liabilities and Litigation and Commitments

     On October 30, 2000 the Company announced the discovery of accounting irregularities in the Brazilian subsidiary included in the AHD business segment and the restatement of the Company's financial results for 1999 and the first two quarters of 2000. Six lawsuits, which have been subsequently certified as a single class actions ("Class Actions") have been filed in the United States District Court for the District of New Jersey. The Class Actions has been brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and ten current and former officers of the Company. While the Class Action Complaints has not yet been filed, the original individual actions allege that, among other things, the plaintiffs were damaged when they acquired securities of the Company because, the previously issued financial statements were materially false and misleading. The original Complaints allege violations of the Securities and Exchange Act of 1934. The plaintiffs in the original Complaints seek damages in unspecified amounts. It is expected that the Class Action Complaint will be filed in May, 2001. The parties have not yet commenced discovery. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the Class Actions. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under the directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

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

     The United Kingdom Department of Health, effective August 3, 2000, adopted interim maximum pricing legislation applicable to the UK generic drug industry which it has indicted will be reviewed during 2001. The Department's has commissioned Oxford Economic Research Association ("OXERA") to assist in its analysis of the generic drug market and, in this connection, in December of 2000 the Company responded to an information request from OXERA. In addition, in February of 2000, the UK Office of Fair Trading ("OFT") requested information from the generic industry (including the Company) in connection with an investigation of pricing activities. The Company has not had any further contact with OXERA or OFT. The Company is unable to predict the final impact these actions on the UK operations of the Company and the pricing of generic pharmaceuticals in the United Kingdom.

     The Company was originally named as one of multiple defendants in 90 lawsuits alleging personal injuries and six class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). The Company has been dismissed with out prejudice from all but 4 of these lawsuits and does not believe the Fen Phen Lawsuits will have a material impact on the financial position or results of operations of the Company.

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

8.      Business Acquisitions - Roche MFA

      On May 2, 2000, Alpharma announced the completion of the acquisition of the Medicated Feed Additive Business of Roche Ltd. ("MFA") for a cash payment of approximately $258,000 and issuance of a $30,000 promissory note to Roche. The Note was paid in full in December 2000. In addition certain international inventories were purchased from Roche during a transaction period of approximately three months. The acquisition included inventories, five manufacturing and formulation sites in the United States, global product registrations, licenses, trademarks and associated intellectual property. Approximately 200 employees primarily in manufacturing and sales and marketing were included in the acquisition.

      The acquisition has been accounted for in accordance with the purchase method. The fair value of the assets acquired and liabilities assumed based on an allocation and the results of the acquired business operations are included in the Company's consolidated financial statements beginning on the acquisition date. The Company is amortizing the acquired intangibles and goodwill over 20 years using the straight-line method.

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of the MFA business discussed above as if the businesses had combined at the beginning of 2000:
Pro Forma
Three Months Ended March 31,
2000

Revenue	$236,100
Net income	$2,500
Basic EPS	$0.08
Diluted EPS	$0.08

      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of the period, or of future results of operations of the consolidated entities.

9.      Business Segment Information

      The Company's reportable segments are four divisions (i.e. International Pharmaceuticals Division ("IPD"), Fine Chemicals Division ("FCD"), U.S. Pharmaceuticals Division ("USPD"), and Animal Health Division ("AHD"). In January 2001, the Aquatic Animal Health Division was combined with the AHD. Each division has a president and operates in distinct business and/or geographic area. Segment data includes immaterial intersegment revenues which are eliminated in the consolidated accounts.

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated.

	Three Months Ended March 31,
	2001	2000	2001	2000
	Revenues		Operating Income
Human Pharmaceuticals:
IPD	$69,755	$85,151	$6,149	$14,603
USPD	65,749	43,859	5,801	3,534
FCD	16,908	15,859	7,864	5,868
	152,412	144,869	19,814	24,005

Animal Pharmaceuticals:
AHD	83,488	42,356	12,724	6,808

Unallocated and eliminations	(1,069)	(1,147)	(6,263)	(4,874)
	$234,831	$186,078	$26,275	$25,939

10.      Recent Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS NO. 138. (referred to hereafter as "FAS 133"), on January 1, 2001. Under the provisions of FAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or stockholders' equity, depending on the intended use of the derivative and whether the derivative is classified as a hedging instrument. Changes in fair value of derivative instrument not designated as hedging instruments are recognized in earnings in the current period.

      The Company's derivative instruments, which are entered into on limited basis, consist principally of foreign currency forwards. These instruments are entered into in order to manage exposures to changes in foreign currency exchange rates. None of the Company's derivative instruments have been designated as hedging instruments under FAS 133. As such, the Company carries its derivative instruments at its fair value on the balance sheet, recognizing changes in the fair value in current period earnings. The adoption of FAS 133 did not have a material impact on the Company's consolidated results of operations, financial position, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Most comparisons of 2001 consolidated results to 2000 are affected by the Company's acquisition of the Roche MFA business ("MFA") in May 2000 and the financing required to complete the acquisition.

Results of Operations - Three Months Ended March 31, 2001

      Total revenue increased $48.8 million (26.2%) in the three months ended March 31, 2001 compared to 2000. Operating income in 2001 was $26.3 million, an increase of $.4 million, compared to 2000. Net income was $11.0 million ($.27 per share diluted) compared to $10.4 million ($.33 per share diluted) in 2000.

      Revenues increased in the Human Pharmaceuticals business by $7.5 million and in the Animal Pharmaceuticals business by $41.1 million. The increase in revenues was reduced by over $7.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD. Changes in revenue and major components of change for each division in the three month period ended March 31, 2001 compared to March 31, 2000 are as follows:

      USPD revenues increased by $21.9 million due to increased volume in new and existing products offset in part by lower net pricing. FCD revenues increased by $1.0 million due to increased volume. IPD revenues decreased $15.4 million due to lower volume primarily in the UK market and lower pricing in the UK markets. Approximately 40% of the IPD revenue decline resulted from the translation of currencies in to the U.S. dollar. The UK market in the 1st quarter of 2000 had historically high prices and volume due to market conditions. These favorable market conditions do not exist in 2001 due to interim market pricing legislation adopted in August of 2000. The interim pricing legislation which is expected to be reviewed in the next year had the effect of lowering pricing. In addition, UK competition has increased which has also lowered prices and volume.

      AHD revenues increased by $41.1 million due to the acquisition of MFA in May 2000 offset by lower volume in the U.S. poultry and certain other international livestock markets. MFA revenues were approximately $48 million in the 1st quarter.

      On a consolidated basis, gross profit increased $11.9 million and the gross margin percent decreased to 43.0% in 2001 compared to 47.8% in 2000.

      The increase in gross profit dollars results primarily from the acquisition of MFA and increased sales in USPD and FCD. Offsetting increases are lower gross profits in IPD due to lower volume and pricing and lower AHD volume in poultry and other markets. The percentage decline results from the MFA acquisition as products included have a lower gross profit than existing Animal Health products and IPD where price reductions directly reduce margin percentages.

      Operating expenses increased $11.5 million and represented 31.8% of revenues in 2001 compared to 33.9% in 2000. Most of the increase is attributable to the acquisition of MFA. Other increases included professional and consulting expenses related to the acquisition program, annual increases in compensation, and expenses for certain personnel actions.

      Operating income increased $.4 million. Animal Pharmaceuticals accounted for the increase primarily due to the MFA acquisition. Human Pharmaceutical income decreased due to reductions in IPD being only partially offset by USPD and FCD.

      Interest expense decreased in 2001 by $2.2 million due primarily to debt incurred to finance acquisitions being refinanced with equity offerings in May and August of 2000.

      Other, net was $1.1 million expense in 2001 compared to $.9 million income in 2000. 2001 includes net foreign currency transaction losses of $1.3 million due primarily to the strengthening of the U.S. dollar compared to $.2 million net foreign currency transaction income in 2000.

      The provision for taxes was $.2 million lower in 2001 due to a 2% reduction in the estimated effective tax rate in 2001 versus the first quarter of 2000.

      Net income in 2001 increased $.6 million in 2001 compared to 2000. Diluted EPS was $.27 per common share in 2001 compared to $.33 per common share in 2000 due mainly to the issuance of over 10 million common shares in 2000.

Financial Condition

      Working capital at March 31, 2001 was $389.0 million compared to $408.0 million at December 31, 2000. The current ratio was 3.20 to 1 at March 31, 2001 compared to 2.98 to 1 at year end. Long-term debt to stockholders' equity was .59:1 at March 31, 2001 and December 31, 2000.

      All balance sheet captions decreased as of March 31, 2001 compared to December 2000 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, British Pound and the Euro, depreciated versus the U.S. Dollar in the three months of 2001 by approximately 3%, 5%, 4% and 5%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $4.6 million, inventories $5.3 million, accounts payable and accrued expenses $2.4 million, and total stockholders' equity $28.5 million. The $28.5 million decrease in stockholder's equity represents accumulated other comprehensive loss for the three months ended March 31, 2001 resulting from the continued strengthening of the U.S. dollar.

At March 31, 2001, the Company had $35.5 million in cash, available short term lines of credit of $42.0 million and approximately $290.0 million available under its $400.0 million credit facility ("1999 Credit Facility"). The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. As of March 31, 2001 the margin was 1.125%. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating needs.

      An important element of the Company's long term strategy is to pursue acquisitions that in general will broaden global reach and/or augment product portfolios. While no commitments exist, the Company expects to continue its pursuit of complementary acquisitions or alliances. In order to accomplish any individually significant acquisition or combination of acquisitions, the Company may use its available cash and credit lines and, if more significant, obtain additional financing in the form of equity related securities and/or borrowings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosure - There has been no material changes in the Company's market risk during the three months ended March 31, 2001.

Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

___________

Statements made in this Form 10Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)       Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date:	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President, Finance and
Chief Financial Officer