Form 10-Q/A
period 2001-03-31
ALPHARMA INC
filed 2001-05-15
CIK 730469

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

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet as of March 31, 2001 and December 31, 2000	3

Consolidated Statement of Income for the Three Months Ended March 31, 2001 and 2000	4

Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2001 and 2000	5

Notes to Consolidated Condensed Financial Statements	6 - 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 6. Exhibits and Reports on Form 8-K	15

Signatures	16

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

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. At March 31, 2001 and 2000 stock options to purchase approximately 550,000 and 1,100,000 shares, respectively, were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares.

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

7.      Contingent Liabilities and Litigation

     On October 30, 2000 the Company announced the discovery of accounting irregularities in the Brazilian subsidiary included in the AHD business segment and the restatement of the Company's financial results for 1999 and the first two quarters of 2000. Six lawsuits, which have been subsequently certified as a single class action ("Class Action") have been filed in the United States District Court for the District of New Jersey. The Class Action has been brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and ten current and former officers of the Company. While the Class Action Complaint has not yet been filed, the original individual actions allege that, among other things, the plaintiffs were damaged when they acquired securities of the Company because, the previously issued financial statements were materially false and misleading. The original Complaints allege violations of the Securities and Exchange Act of 1934. The plaintiffs in the original Complaints seek damages in unspecified amounts. It is expected that the Class Action Complaint will be filed in May, 2001. The parties have not yet commenced discovery. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the Class Action. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under the directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

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

     The United Kingdom Department of Health, effective August 3, 2000, adopted interim maximum pricing legislation applicable to the UK generic drug industry which it has indicated will be reviewed during 2001. The Department has commissioned Oxford Economic Research Association ("OXERA") to assist in its analysis of the generic drug market and, in this connection, in December of 2000 the Company responded to an information request from OXERA. In addition, in February of 2000, the UK Office of Fair Trading ("OFT") requested information from the generic industry (including the Company) in connection with an investigation of pricing activities. The Company has not had any further contact with OXERA or OFT. The Company is unable to predict the final impact these actions will have on the UK operations of the Company and the pricing of generic pharmaceuticals in the United Kingdom.

     The Company was originally named as one of multiple defendants in 90 lawsuits alleging personal injuries and six class actions for medical monitoring resulting from the use of phentermine distributed by the Company and subsequently prescribed for use in combination with fenflurameine or dexfenfluramine manufactured and sold by other defendants (Fen-Phen Lawsuits). The Company has been dismissed without prejudice from all but 4 of these lawsuits and does not believe the Fen Phen Lawsuits will have a material impact on the financial position, results of operations or cash flows of the Company.

     Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. While initial efforts to reverse the ban in court were unsuccessful, the Company is continuing to pursue initiatives based on scientific evidence available for the product, to limit the effects of this ban. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, if either the EU acts to prevent the importation of meat products from countries that allow the use of bacitracin based products or there is an expansion of the ban to additional countries where the Company has material sales of bacitracin based products, the resultant loss of sales could be material to the financial condition, cash flows and results of operations of the Company.

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

      USPD revenues increased by $21.9 million due to increased volume in new and existing products offset in part by lower net pricing. FCD revenues increased by $1.0 million due to increased volume. IPD revenues decreased $15.4 million due primarily to lower pricing in the UK markets and, secondarily to lower volume in the UK. Approximately 40% of the IPD revenue decline resulted from the translation of currencies into the U.S. dollar. The UK market in the 1st quarter of 2000 had historically high prices and volume due to market conditions. These favorable market conditions do not exist in 2001 due to interim market pricing legislation adopted in August of 2000. The interim pricing legislation which is expected to be reviewed later this year had the effect of lowering pricing. The Company cannot predict what effect, if any, the expected review of the interim pricing legislation will have on future UK pricing. In addition, UK competition has increased which has also lowered prices.

      AHD revenues increased by $41.1 million due to the acquisition of MFA in May 2000. MFA revenues were approximately $48 million in the 1st quarter. Excluding MFA, revenue declined approximately 16%. Unfavorable market conditions in the US Poultry and, to a lesser extent, certain other international markets were the primary reason for the decline. The Company believes the unfavorable market conditions in US Poultry and other markets are temporary and, based upon industry outlooks and discussions with customers, market conditions will begin to improve in the third quarter of 2001.

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

      Operating expenses increased $11.5 million and represented 31.8% of revenues in 2001 compared to 33.9% in 2000. Most of the increase is attributable to the acquisition of MFA. Other increases included professional and consulting expenses related to the Company's ongoing acquisition program, annual increases in compensation, and expenses for certain personnel actions.

      Operating income increased $.4 million. Animal Pharmaceuticals increased $5.9 million primarily due to the MFA acquisition. Overall, Human Pharmaceuticals operating income declined $4.2 million (17%). In the USPD operating income increased 64%. Higher volume and new products drove the U.S. performance. In the FCD operating income increased 34%. The Fine Chemicals operating income increase was primarily attributable to higher volume, improved fermentation yields and leveraging of operating expenses. In IPD operating income was lower in 2001 compared to 2000 by 58%. Lower UK pricing and related lower volume account for the decline in operating income. Increases in unallocated expenses as indicated in the previous paragraph reduced operating income by $1.3 million.

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

      All balance sheet captions decreased as of March 31, 2001 compared to December 2000 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, British Pound and the Euro, depreciated versus the U.S. Dollar in the three months of 2001 by approximately 3%, 5%, 4% and 5%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $4.6 million, inventories $5.3 million, accounts payable and accrued expenses $2.4 million, and total stockholders' equity $28.5 million. The $28.5 million decrease in stockholder's equity represents other comprehensive loss for the three months ended March 31, 2001 resulting from the continued strengthening of the U.S. dollar.

At March 31, 2001, the Company had $35.5 million in cash, available short term lines of credit of $42.0 million and approximately $290.0 million available under its $400.0 million credit facility ("1999 Credit Facility"). The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. As of March 31, 2001 the margin was 1.125%. The Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating and capital needs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosure - There has been no material changes in the Company's market risk with respect to derivative financial instruments during the three months ended March 31, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      Six lawsuits, which have been subsequently certified as a single class action ("Class Action") have been filed in the United States District Court for the District of New Jersey. The Class Action has been brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and ten current and former officers of the Company. While the Class Action Complaint has not yet been filed, the original individual actions allege that among other things, the plaintiffs were damaged when they acquired securities of the Company because, as a result of alleged irregularities in the AHD business segment and the subsequent restatement of the Company's financial results for 1999 and the first two quarters of 2000, the Company's previously issued financial statements were materially false and misleading in that they failed to disclose material adverse information and misrepresented the truth about the Company, its business and operations, thereby artificially inflating the price of the Company's securities. The original Complaints allege violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs in the original Complaints seek damages in unspecified amounts. It is expected that the Class Action Complaint will be filed in May, 2001. The parties have not yet commenced discovery. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the Class Action. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

      Based upon the facts as presently known, management does not believe that it is likely that the class actions will result in liability which will be material to the financial position of the Company. However, because of the state of the discovery in this matter, it is not possible for the Company to conclude that resolution of the lawsuits will not be material to the financial position of the Company or its results of operations or cash flows in the quarter in which it occurs.

      See Note 7 to the Company's Consolidated Condensed Financial Statement included in Part I of this Report for an updated summary of the ongoing United Kingdom generic drug industry pricing issues and the Fen Phen lawsuits, both of which were referred to in the Company's Form 10-K filing, filed in March, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)       Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date: May 15, 2001	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President, Finance and
Chief Financial Officer