Form 10-Q
period 2001-06-30
ALPHARMA INC
filed 2001-08-14
CIK 730469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15 (d) of

the Securities Exchange Act of 1934
For quarter ended	Commission file number 1-8593
June 30, 2001

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
YES X NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 30, 2001:

Class A Common Stock, $.20 par value - 30,825,934 shares;

Class B Common Stock, $.20 par value - 9,500,000 shares

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet as of June 30, 2001 and December 31, 2000	3

Consolidated Statement of Income for the Three and Six Months Ended June 30, 2001 and 2000	4

Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5

Notes to Consolidated Condensed Financial Statements	6 - 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	21

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	June 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 20,660	$ 72,931
Accounts receivable, net	286,020	282,997
Inventories	262,239	236,598
Prepaid expenses and other current assets	18,521	21,937
Total current assets	587,440	614,463

Property, plant and equipment, net	341,768	345,042
Intangible assets, net	587,287	614,421
Other assets and deferred charges	61,381	50,554
Total assets	$1,577,876	$1,624,480

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 20,537	$ 20,676
Short-term debt	6,174	---
Accounts payable and accrued expenses	148,573	160,484
Accrued and deferred income taxes	17,724	25,278
Total current liabilities	193,008	206,438

Long-term debt:
Senior	118,694	130,837
Convertible subordinated notes, including $67,850 to related party	377,273	373,608
Deferred income taxes	27,993	29,404
Other non-current liabilities	20,808	22,261

Stockholders' equity:
Class A Common Stock	6,217	6,202
Class B Common Stock	1,900	1,900
Additional paid-in-capital	794,611	792,659
Retained earnings	162,033	143,177
Accumulated other comprehensive loss	(117,718)	(75,063)
Treasury stock, at cost	(6,943)	(6,943)
Total stockholders' equity	840,100	861,932
Total liabilities and stockholders' equity	$1,577,876	$1,624,480

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Total revenue	$231,169	$224,039	$466,000	$410,117

Cost of sales	133,644	123,957	267,557	220,999

Gross profit	97,525	100,082	198,443	189,118

Selling, general and administrative expenses	74,180	68,293	148,823	131,390

Operating income	23,345	31,789	49,620	57,728

Interest expense	(8,583)	(13,053)	(17,263)	(23,913)

Other income (expense), net	2,316	(4,857)	1,196	(3,909)

Income before provision for income taxes	17,078	13,879	33,553	29,906

Provision for income taxes	5,635	4,835	11,072	10,497

Net income	$ 11,443	$ 9,044	$ 22,481	$ 19,409

Earnings per common share:

Basic	$ 0.28	$ 0.28	$ 0.56	$ 0.63
Diluted	$ 0.28	$ 0.27	$ 0.55	$ 0.60

Dividends per common share	$ 0.045	$ 0.045	$ 0.09	$ 0.09

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2001	2000
Operating Activities:
Net income	$ 22,481	$ 19,409
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,164	31,257
Interest accretion on convertible debt	3,665	3,445
Changes in assets and liabilities:
(Increase) in accounts receivable	(10,858)	(26,288)
(Increase) in inventory	(33,563)	(41,066)
Increase(decrease) in accounts payable, accrued expenses and taxes payable	(14,629)	15,057
Other, net	3,347	797
Net cash provided by operating activities	5,607	2,611

Investing Activities:
Capital expenditures	(29,215)	(26,700)
Loans to Ascent Pediatrics	(6,250)	(1,500)
Purchase of businesses and intangible assets	(15,349)	(268,941)
Net cash used in investing activities	(50,814)	(297,141)

Financing Activities:
Dividends paid	(3,625)	(2,909)
Proceeds from senior long-term debt	---	93,850
Reduction of senior long-term debt	(10,462)	(4,446)
Net advances under lines of credit	6,172	22,168
Payments for debt issuance costs	---	(747)
Proceeds from issuance of common stock	1,967	193,434
Purchase of treasury stock	---	(759)
Net cash provided by (used in) financing activities	(5,948)	300,591

Exchange Rate Changes:
Effect of exchange rate changes on cash	(2,074)	(2,352)
Income tax effect of exchange rate changes on intercompany advances	958	682
Net cash flows from exchange rate changes	(1,116)	(1,670)

Increase (decrease) in cash	(52,271)	4,391
Cash and cash equivalents at beginning of year	72,931	17,655
Cash and cash equivalents at end of period	$ 20,660	$ 22,046

The accompanying notes are an integral part
of the consolidated condensed financial statements.

1.      General

        The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2000 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.      Inventories

Inventories consist of the following:	June 30, 2001	December 31, 2000

Finished product	$156,895	$143,100
Work-in-process	36,908	32,936
Raw materials	68,436	60,562
	$262,239	$236,598

3.      Long-Term Debt

Long-term debt consists of the following:
	June 30,	December 31,
	2001	2000
Senior debt:
U.S. Dollar Denominated:
1999 Revolving Credit Facility	$96,700	$105,000
Industrial Development Revenue Bonds	7,220	7,950
Other, U.S.	---	52

Denominated in Other Currencies:
Mortgage notes payable (NOK)	31,183	33,682
Bank and agency development loans (NOK) and other	4,128	4,829
Total senior debt	139,231	151,513

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	184,478	180,813
5.75% Convertible Subordinated Notes due 2005	124,945	124,945
5.75% Convertible Subordinated
Note due 2005 - Industrier Note	67,850	67,850
Total subordinated debt	377,273	373,608

Total long-term debt	516,504	525,121
Less, current maturities	20,537	20,676
	$495,967	$504,445

        In July 2001, the Company agreed to acquire an Oral Pharmaceutical Business for $660,000. (See Note 11 - "Subsequent Event - Possible Acquisition"). The financing for the acquisition is to be provided under a $1,100,000 fully underwritten commitment by Bank of America. The financing will be comprised of a Senior Credit Facility of up to $900,000 and a subordinated financing of up to $200,000. The financing is expected to replace the 1999 Revolving Credit Facility. The final terms and conditions of the financing are currently being negotiated.

4.      Earnings Per Share

        Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

        A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Average shares outstanding - basic	40,255	32,475	40,235	31,050
Stock options	131	560	208	430
Convertible debt	6,744	6,744	6,744	6,744
Average shares outstanding - diluted	47,130	39,779	47,187	38,224

        The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. At June 30, 2001 stock options to purchase approximately 1,950,000 shares were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares.

        Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for all periods. In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were not included in the computation of diluted EPS because the result was antidilutive for all periods presented.

        The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 Notes.

        A reconciliation of net income used for basic to diluted EPS is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income - basic	$11,443	$9,044	$22,481	$19,409
Adjustments under if - converted method, net of tax	1,811	1,811	3.622	3,622
Adjusted net income - diluted	$13,254	$10,855	$26,103	$23,031

5.      Supplemental Data
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Other income (expense), net:
Fees for bridge financing - MFA acquisition	$ ---	$ (4,730)	$ ---	$(4,730)
Interest income	428	688	1,183	1,084
Foreign exchange gains (losses), net	318	(631)	(982)	(442)
Amortization of debt costs	(541)	(502)	(1,074)	(995)
Litigation/Insurance settlement	2,088	---	2,088	483
Income from joint venture carried at equity	213	455	424	958
Other, net	(190)	(137)	(443)	(267)
	$2,316	$(4,857)	$1,196	$(3,909)
Supplemental cash flow information:
	Six Months Ended
	June 30, 2001	June 30, 2000

Cash paid for interest (net of amount capitalized)	$15,989	$20,006
Cash paid for income taxes (net of refunds)	$15,324	$12,375

Detail of businesses and intangibles acquired:
Fair value of assets	$15,349	$298,941
Seller financed debt - Roche	---	30,000
Liabilities assumed	---	--
Cash paid	15,349	268,941
Less cash acquired	---	--
Net cash paid for businesses and intangibles	$15,349	$268,941

6.        Reporting Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $2,752 and $4,484 for the three months ended June 30, 2001 and 2000, respectively. Total comprehensive loss amounted to approximately $20,174 and $12,268 for the six months ended June 30, 2001 and 2000. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

7.        Contingent Liabilities and Litigation

        On October 30, 2000 the Company announced the discovery of accounting irregularities in the Brazilian subsidiary included in the AHD business segment and the restatement of the Company's financial results for 1999 and the first two quarters of 2000. Six lawsuits, which have been subsequently certified as a single class action ("Class Action") have been filed in the United States District Court for the District of New Jersey. The Class Action has been brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and four current officers of the Company. The Class Action Complaint alleges that, among other things, the plaintiffs were damaged when they acquired securities of the Company because, the previously issued financial statements were materially false and misleading in violation of the Securities and Exchange Act of 1934. The plaintiffs seek damages on behalf of the class in an unspecified amount. The parties have not yet commenced discovery. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the Class Action. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under the directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

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

        The United Kingdom Department of Health, effective August 3, 2000, adopted interim maximum pricing legislation applicable to the UK generic drug industry which it has indicated will be reviewed during 2001. The Department has issued a Discussion Paper in which it analyzes, and requests comments upon, various potential changes in the generic drug market, including a continuation of present price controls. The government has indicated that it expects the discussion process to be completed on October 22, 2001. In addition, in February of 2000, the UK Office of Fair Trading ("OFT") requested information from the generic industry (including the Company) in connection with an investigation of pricing activities. The Company has not had any further contact with OFT. The Company is unable to predict the final impact these actions will have on the UK operations of the Company and the pricing of generic pharmaceuticals in the United Kingdom.

        Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. While initial efforts to reverse the ban in court were unsuccessful, the Company is continuing to pursue its efforts in the European Court and is engaged in certain other initiatives based on scientific evidence available for the product, to limit the effects of this ban. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, if either the EU acts to prevent the importation of meat products from countries that allow the use of bacitracin based products or there is an expansion of the ban to additional countries where the Company has material sales of bacitracin based products, the resultant loss of sales could be material to the financial condition, cash flows and results of operations of the Company.

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

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of the MFA business discussed above as if the businesses had combined at the beginning of 2000:
	Pro Forma
Three Months Ended June 30, 2000 *		Six Months Ended June 30, 2000 *

Revenue	$231,000	$467,100
Net income	$10,900	$13,400
Basic EPS	$0.34	$0.43
Diluted EPS	$0.32	$0.43

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
	Three Months Ended June 30,
	2001	2000	2001	2000
	Revenues			Operating Income
Human Pharmaceuticals:
IPD	$ 67,651	$76,862	$ 5,561	$12,581
USPD	64,142	51,941	6,780	4,351
FCD	19,259	14,954	8,472	6,291
	151,052	143,757	20,813	23,223
Animal Pharmaceuticals:
AHD	81,722	80,347	9,224	12,375	*

Unallocated and eliminations	(1,605)	(65)	(6,692)	(3,809)
	$231,169	$224,039	$23,345	$ 31,789

	Six Months Ended June 30,
	2001	2000	2001	2000
		Revenues	Operating Income
Human Pharmaceuticals:
IPD	$137,406	$162,013	$11,710	$27,184
USPD	129,891	95,800	12,581	7,885
FCD	36,167	30,813	16,336	12,159
	303,464	288,626	40,627	47,228
Animal Pharmaceuticals:
AHD	165,210	122,703	21,948	19,183	*

Unallocated and eliminations	(2,674)	(1,212)	(12,955)	(8,683)
	$466,000	$410,117	$49,620	$57,728

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

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142). SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year.

        The Company will adopt SFAS 141 for business combinations initiated after June 30, 2001, including the acquisition of the Oral Pharmaceuticals Business of FH Faulding (see Note 11), and will adopt SFAS 142 on January 1, 2002. The Company is presently evaluating the potential impact of these standards on its financial position and results of operations. However, due to the pending acquisition and the number of acquisitions completed by the Company in previous years, the adoption of these statements could have a material impact on the financial position and results of operations of the Company.

11.      Subsequent Event - Possible Acquisition

        On July 11, 2001, the Company agreed to acquire the generic oral solid dose pharmaceutical businesses ("Oral Pharmaceuticals Business") of FH Faulding & Co. Limited ("Faulding") from Mayne Nickeless Limited ("Mayne"), for $660,000 (less third party and intercompany debt). The acquisition of the Oral Pharmaceuticals Business includes the operations of Purepac Pharmaceuticals and Faulding Laboratories in the United States and Foshan Faulding Pharmaceutical in China. The oral pharmaceutical business includes research, development, manufacturing, sales and marketing of generic and proprietary oral solid dose pharmaceuticals in the United States and China. The principal market for the pharmaceutical business is the United States with approximate annual sales of $200,000.

        The purchase is contingent upon completion of Mayne's proposed acquisition of Faulding by means of a takeover bid for all of the outstanding Faulding ordinary shares. Mayne's acquisition from Faulding and Alpharma's acquisition from Mayne are subject to the tendering of at least 90% of the shares of Faulding, review by regulatory agencies in Australia and the United States and certain other conditions set forth in the Put and Call Option Agreement filed by the Company on Form 8-K in July 2001.

        Alpharma will finance the $660,000 cash payment under a $1,100,000 fully underwritten commitment provided by Bank of America N.A. and its affiliates which will be subject to customary terms and conditions. The acquisition will be accounted for as a purchase and, if the estimated timetable is fulfilled, will be completed in the fourth quarter of 2001. The transaction is expected to generate significant one-time charges related to in-process R&D, the write-ups and subsequent write-off of purchased inventory, interim financing, and other acquisition related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Most comparisons of 2001 consolidated results to 2000 are affected by the Company's acquisition of the Roche MFA business ("MFA") in May 2000 and the financing required to complete the acquisition.

Results of Operations - Six Months Ended June 30, 2001

        Total revenue increased $55.9 million (13.6%) in the six months ended June 30, 2001 compared to 2000. Operating income in 2001 was $49.6 million, a decrease of $8.1 million, compared to 2000. Net income was $22.5 million ($.55 per share diluted) compared to $19.4 million ($.60 per share diluted) in 2000. The six months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $23.4 million ($.70 per share diluted).

        Revenues increased in the Human Pharmaceuticals business by $14.8 million and in the Animal Pharmaceuticals business by $42.5 million. The increase in revenues was reduced by approximately $15.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. dollar, primarily in the IPD.

        Changes in revenue and major components of change for each division in the six month period ended June 30, 2001 compared to June 30, 2000 are as follows:

        USPD revenues increased by $34.1 million due to increased volume in new and existing products offset in part by lower net pricing. FCD revenues increased by $5.4 million due to increased volume. IPD revenues decreased $24.6 million. Approximately 50% of the IPD revenue decline resulted from the translation of currencies into the U.S. dollar. The remainder of the decrease was due primarily to the lower pricing in the UK markets and, secondarily to lower volume in the UK. The UK market in the first half of 2000 had historically high prices and volume due to market conditions. These favorable market conditions do not exist in 2001 due to interim market pricing legislation adopted in August of 2000. The interim pricing legislation, which is presently being reviewed, had the effect of lowering pricing. The Company cannot predict what effect, if any, this review (which is taking place within a framework created by a government Discussion Paper which enunciates several alternative changes in the UK generic drug market) will have on future UK pricing or market conditions. In addition, UK competition has increased which has also lowered prices.

        AHD revenues increased by $42.5 million due to the acquisition of MFA. MFA revenues were approximately $51.0 million greater in 2001 primarily due to the fact that MFA was acquired in May 2000. Excluding MFA, revenue declined approximately $8.5 million. Unfavorable market conditions in the US Poultry, including the impact of reduced customer inventory levels, and to a lesser extent, difficult economic conditions in Asia were the primary reasons for the decline. The Company believes the unfavorable market conditions in US Poultry are temporary, but presently is unable to determine when conditions will improve. The Company believes economic conditions in Asia will remain difficult. In addition in response to current market conditions, including the negative impact of expected continuing reduction of customer inventory levels, the Company expects to reduce AHD's manufactured and purchased inventory amounts.

        On a consolidated basis, gross profit increased $9.3 million and the gross margin percent decreased to 42.6% in 2001 compared to 46.1% in 2000.

        The increase in gross profit dollars results primarily from the acquisition of MFA and increased sales in USPD and FCD. Offsetting increases are lower gross profits in IPD due to lower volume and pricing and lower AHD volume in poultry and other markets. The percentage decline results from the MFA acquisition as products included have a lower gross profit than existing Animal Health products and IPD and USPD where price reductions directly reduce margin percentages.

        Operating expenses increased $17.4 million and represented 31.9% of revenues in 2001 compared to 32.0% in 2000. Most of the increase is attributable to the acquisition of MFA. Other increases included professional and consulting expenses related to the Company's ongoing acquisition program, increased research and development expenses, annual increases in compensation, and expenses for certain personnel actions.

        Operating income decreased $8.1 million. Animal Pharmaceuticals increased $2.8 million (14%) primarily due to the MFA acquisition. Overall, Human Pharmaceuticals operating income declined $6.6 million (14%). In the USPD, operating income increased 60%. Higher volume and new products drove the U.S. performance. In the FCD operating income increased 34%. The Fine Chemicals operating income increase was primarily attributable to higher volume, improved fermentation yields and leveraging of operating expenses. In IPD operating income was lower in 2001 compared to 2000 by 57%. Lower UK pricing and lower volume account for the decline in operating income. Increases in unallocated expenses, primarily for the acquisition program, reduced operating income by $4.3 million.

        Interest expense decreased in 2001 by $6.7 million due primarily to debt incurred to finance acquisitions being refinanced with equity offerings in May and August of 2000.

        Other, net was $1.2 million income in 2001 compared to $3.9 million expense in 2000. 2001 includes $2.1 million income relating to the vitamin antitrust litigation settlement for vitamin purchases by the Company in prior years. Other, net was $3.9 million expense in 2000, due primarily to $4.7 million fees incurred as part of the $225.0 million MFA bridge financing and other financing fees. The bridge financing was committed, drawn, repaid and terminated in the second quarter of 2000. All fees associated with the interim financing were expensed. 2001 also includes net foreign currency transaction losses of $1.0 million due primarily to the strengthening of the U.S. dollar compared to $.4 million net foreign currency transaction losses in 2000.

        The provision for taxes was $.6 million higher in 2001 due to higher pre-tax income in 2001 offset partially by a 2% reduction in the estimated effective tax rate in 2001 versus the first half of 2000.

        Net income in 2001 increased $3.1 million in 2001 compared to 2000. Diluted EPS was $.55 per common share in 2001 compared to $.60 per common share in 2000 due mainly to the issuance of over 10 million common shares in 2000. The issuance of additional shares has a dilutive effect on the calculation which is offset partially by lower interest expense.

Results of Operations - Three Months Ended June 30, 2001

        Total revenue increased $7.1 million (3.2%) in the three months ended June 30, 2001 compared to 2000. Operating income in 2001 was $23.3 million, a decrease of $8.4 million, compared to 2000. Net income was $11.4 million ($.28 per share diluted) compared to $9.0 million ($.27 per share diluted) in 2000. The three months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax ($.10 per share diluted) related to the acquisition and interim financing of MFA in May of 2000. Without the charges net income would have been $13.0 million ($.37 per share diluted).

        Revenues increased in the Human Pharmaceuticals business by $7.3 million and in the Animal Pharmaceuticals business by $1.4 million. The increase in revenues was reduced by approximately $7.8 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. dollar, primarily in the IPD.

        Changes in revenue and major components of change for each division in the three month period ended June 30, 2001 compared to June 30, 2000 are as follows:

        USPD revenues increased $12.2 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD increased by $4.3 million due mainly to higher volume. IPD revenues decreased by $9.2 million due primarily to the translation of currencies into the U.S. Dollar (approximately $6.0 million). IPD revenues also declined due to lower pricing in the UK market and to a lesser extent lower volume in the UK and certain other markets. The UK market in the second quarter of 2000 had high prices and volume due to market conditions. These favorable market conditions do not exist in 2001 due to interim market pricing legislation adopted in August of 2000. The interim pricing legislation had the effect of lowering pricing. The Company cannot predict what effect, if any, the present government review of pricing and other aspects of the generic drug market (pursuant to the Discussion Paper referred to above) will have on future UK pricing. In addition, UK competition has increased which has also lowered prices.

        AHD revenues increased by $1.4 million due to the acquisition of MFA. MFA revenues were approximately $2.0 million greater in 2001. Excluding MFA, revenue was approximately the same as 2000. Unfavorable market conditions in the US Poultry, including the impact of reduced customer inventory levels, and to a lesser extent, difficult economic conditions in Asia were the primary reasons for lack of increase. The Company believes the unfavorable market conditions in US Poultry are temporary, but presently is unable to determine when conditions will improve. The Company believes economic conditions in Asia will remain difficult.

        On a company-wide basis, gross profit declined $2.6 million and the gross margin percent declined to 42.2% in 2001 compared to 44.7% in 2000. 2000 results for AHD include a $1.0 million charge for an inventory write-up and subsequent write off upon sale of Roche manufactured MFA inventory included in the May acquisition. The decrease in dollars results from lower volume and translation effects in IPD. USPD and FCD recorded higher gross profit dollars due to higher volume offset to some degree by lower net pricing in USPD. Animal Pharmaceuticals recorded slightly higher gross profit margins and dollars due to a small increase in aggregate volume.

        Operating expenses increased $5.9 million and represented 32.1% of revenues in 2001 compared to 30.5% in 2000. The dollar increase is primarily attributable to the MFA acquisition. In addition, operating expenses increased for professional and consulting related to the Company's acquisition program and increases in research and development expenses and compensation.

        On an overall basis operating income decreased $8.4 million due primarily to lower operating income in IPD and AHD and higher unallocated expenses mainly for acquisition program expenses. IPD results are lower primarily related to lower volume and UK pricing. AHD results are lower due to higher operating expenses relative to 2000 primarily due to the MFA acquisition. USPD and FCD increased operating income due primarily to higher volume.

        Interest expense decreased in 2001 by $4.5 million due primarily to debt incurred to finance the acquisitions being refinanced with equity offering in May and August of 2000.

        Other, net in 2001 is $2.3 million income including $2.1 million income relating to the vitamin antitrust settlement for vitamin purchases by the Company in prior years. Other, net was $4.9 million expense in 2000 due to $4.7 million fees incurred as part of the Bridge Financing to acquire the MFA.

Financial Condition

        Working capital at June 30, 2001 was $394.4 million compared to $408.0 million at December 31, 2000. The current ratio was 3.04 to 1 at June 30, 2001 compared to 2.98 to 1 at year end. Long-term debt to stockholders' equity was .59:1 both at June 30, 2001 and December 31, 2000.

        All balance sheet captions decreased as of June 30, 2001 compared to December 2000 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, British Pound and the Euro, depreciated versus the U.S. Dollar in the six months of 2001 by approximately 5%, 9%, 6% and 9%, respectively. The decreases do impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $7.3 million, inventories $7.9 million, accounts payable and accrued expenses $3.9 million, and total stockholders' equity $42.7 million. The $42.7 million decrease in stockholder's equity represents other comprehensive loss for the six months ended June 30, 2001 resulting from the continued strengthening of the U.S. dollar.

        At June 30, 2001, the Company had $20.7 million in cash, available short term lines of credit of $42.0 million and approximately $285.0 million available under its $400.0 million credit facility ("1999 Credit Facility"). The credit facility has several financial covenants, including an interest coverage ratio, total debt to EBITDA ratio, and equity to total asset ratio. Interest on borrowings under the facility is at LIBOR plus a margin of between .875% and 1.6625% depending on the ratio of total debt to EBITDA. As of June 30, 2001 the margin was 1.125%. Excluding the OPB acquisition referred to below, the Company believes that the combination of cash from operations and funds available under existing lines of credit will be sufficient to cover its currently planned operating and capital needs.

        In July 2001, the Company agreed to acquire for $660 million an oral pharmaceutical business ("OPB") from an Australian Company ("Faulding") upon the completion of the acquisition of Faulding by an unrelated Australian Company ("Mayne"). The acquisition by Alpharma of the OPB is contingent upon the completion of the acquisition of Faulding by Mayne, review by regulatory agencies in the US and Australia and a number of contractual conditions. Assuming all contingencies are resolved and the present timetable is adhered to, the acquisition of OPB will be completed in the fourth quarter of 2001. The financing for the acquisition is to be provided under a fully underwritten commitment by Bank of America. It is expected when completed the financing will be comprised of a Senior Credit Facility of up to $900 million and a subordinated financing of up to $200 million. The new Senior Credit Facility will replace the 1999 Credit Facility and require the write off of fees of over $2.0 million. The financing, if fully drawn, will require fees in excess of $20 million. The acquisition, if completed, will generate significant one-time charges related to in-process R&D, write up and subsequent write off of purchased inventory, interim financing and other acquisition related costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosure - There has been no material changes in the Company's market risk with respect to derivative financial instruments during the three months ended June 30, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      A class action lawsuit ("Class Action") has been filed in the United States District Court for the District of New Jersey. The Class Action has been brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and four current officers of the Company. The Class Action Complaint alleges that among other things, the plaintiffs were damaged when they acquired securities of the Company because, as a result of alleged irregularities in the AHD business segment and the subsequent restatement of the Company's financial results for 1999 and the first two quarters of 2000, the Company's previously issued financial statements were materially false and misleading in that they failed to disclose material adverse information and misrepresented the truth about the Company, its business and operations, thereby artificially inflating the price of the Company's securities. The Class Action alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The parties have not yet commenced discovery. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the Class Action. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

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

      See Note 7 to the Company's Consolidated Condensed Financial Statement included in Part I of this Report for an updated summary of the ongoing United Kingdom generic drug industry pricing issues which were referred to in the Company's Form 10-K filing, filed in March, 2001. Due to the dismissal of the Company from the large majority of the Fen- Phen actions (as disclosed in the Company's Form 10-K filing in March, 2001) comments on the Fen-Phen litigation are being discontinued unless material events take place which would require further disclosure.

Item 4.   Submission of Matters to a Vote of Security Holders

  Alpharma Inc. annual meeting was held on May 30, 2001.

  Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

	Votes
Class A Directors	For	Against

Thomas G. Gibian	26,888,087	233,246
Peter G. Tombros	26,893,105	228,228
Erik Hornnaess	26,895,267	226,066

Class B Directors
I. Roy Cohen	9,500,000	0
Glen E. Hess	9,500,000	0
Ingrid Wiik	9,500,000	0
Einar W. Sissener	9,500,000	0
Erik G. Tandberg	9,500,000	0
Øyvin A. Brøymer	9,500,000	0

  Ratifying appointment of PricewaterhouseCoopers LLP as the Company's independent accountant was approved by a vote of:

For	36,544,589
Against	62,105
Abstain	14,639
No Vote	0

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)       Reports on Form 8-K

          On July 18, 2001, the Company filed a report on Form 8-K dated July 11, 2001, reporting Item 5. "Other Events." The event reported was an agreement to acquire the general oral dose pharmaceutical businesses of FH Faulding & Co. Limited from Mayne Health Logistics Pty Ltd for $660 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date: August 14, 2001	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President, Finance and
Chief Financial Officer