Form 10-Q
period 2001-09-30
ALPHARMA INC
filed 2001-11-14
CIK 730469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant To Section 13 or 15 (d) of

the Securities Exchange Act of 1934
For quarter ended	Commission file number 1-8593
September 30, 2001

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
YES X NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2001:

Class A Common Stock, $.20 par value - 30,867,438 shares;

Class B Common Stock, $.20 par value - 11,872,896 shares

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet as of September 30, 2001 and December 31, 2000 (revised)	3

Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2001 and 2000 (revised)	4

Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (revised)	5

Notes to Consolidated Condensed Financial Statements	6 - 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18 - 23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits and Reports on Form 8-K	26

Signatures	27

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	September 30, 2001	December 31, 2000 (Revised)
ASSETS
Current assets:
Cash and cash equivalents	$ 32,082	$ 72,931
Accounts receivable, net	295,569	243,533
Inventories	286,686	253,038
Prepaid expenses and other current assets	20,793	30,916
Total current assets	635,130	600,418

Property, plant and equipment, net	350,435	345,042
Intangible assets, net	597,003	614,421
Other assets and deferred charges	216,559	50,554
Total assets	$1,799,127	$1,610,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 20,676	$ 20,676
Short-term debt	17,450	---
Accounts payable and accrued expenses	161,351	160,484
Accrued and deferred income taxes	20,336	25,278
Total current liabilities	219,813	206,438

Long-term debt:
Senior	272,483	130,837
Convertible subordinated notes, including $67,850 to related party	379,158	373,608
Deferred income taxes	28,919	29,404
Other non-current liabilities	21,464	22,261

Stockholders' equity:
Class A Common Stock	6,231	6,202
Class B Common Stock	1,900	1,900
Additional paid-in-capital	796,241	792,659
Retained earnings	165,906	129,132
Accumulated other comprehensive loss	(86,045)	(75,063)
Treasury stock, at cost	(6,943)	(6,943)
Total stockholders' equity	877,290	847,887
Total liabilities and stockholders' equity	$1,799,127	$1,610,435

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000 (Revised)	2001	2000 (Revised)

Total revenue	$230,009	$249,584	$732,170	$653,236

Cost of sales	137,096	138,568	419,107	355,770

Gross profit	92,913	111,016	313,063	297,466

Selling, general and administrative expenses	71,847	71,757	220,670	203,147

Operating income	21,066	39,259	92,393	94,319

Interest expense	(11,096)	(11,324)	(28,359)	(35,237)

Other income (expense), net	(1,417)	(511)	(221)	(4,420)

Income before provision for income taxes	8,553	27,424	63,813	54,662

Provision for income taxes	1,954	8,445	21,492	17,902

Net income	$6,599	$18,979	$42,321	$36,760

Earnings per common share:

Basic	$ .16	$ .50	$ 1.05	$ 1.11
Diluted	$ .16	$ .45	$ 1.01	$ 1.04

Dividends per common share	$ .045	$ .045	$ .135	$ .135

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
Nine Months Ended September 30,
	2001	2000 (Revised)
Operating Activities:
Net income	$42,321	$36,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,571	49,758
Stock option income tax benefits	--	6,189
Interest accretion on long-term debt	5,550	5,207
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable	(53,903)	(79,610)
Inventories	(37,008)	(53,854)
Accounts payable, accrued expenses and taxes payable	6,574	37,249
Other, net	2,521	1,494
Net cash provided by operating activities	19,626	3,193

Investing Activities:
Capital expenditures	(44,832)	(57,516)
Loans to Ascent Pediatrics	(6,250)	(1,500)
Purchase of businesses and intangible assets, net of cash acquired	(19,286)	(268,711)
Increase in restricted cash for escrow deposit	(145,000)	--
Net cash used in investing activities	(215,368)	(327,727)

Financing Activities:
Dividends paid	(5,547)	(4,715)
Proceeds from senior long-term debt used to fund escrow deposit	145,000	--
Proceeds from senior long-term debt	17,118	128,000
Reduction of senior long-term debt	(20,288)	(206,241)
Net borrowings (repayment) under lines of credit	17,450	(1,072)
Payments for debt issuance costs	(1,690)	(747)
Proceeds from issuance of common stock	3,611	489,196
Purchase of treasury stock	--	(759)
Net cash provided by financing activities	155,654	403,662

Exchange Rate Changes:
Effect of exchange rate changes on cash	(701)	(2,913)
Income tax effect of exchange rate changes on intercompany advances	(60)	1,713
Net cash flows from exchange rate changes	(761)	(1,200)

Increase (decrease) in cash	(40,849)	77,928
Cash and cash equivalents at beginning of year	72,931	17,655
Cash and cash equivalents at end of period	$ 32,082	$ 95,583

The accompanying notes are an integral part
of the consolidated condensed financial statements.

1.      General

        The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2000 Annual Report on Form 10-K. The reported results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

1A. Revision of Financial Statements

       In October of 2001 the Company announced that it would revise its financial statements. The revision affected the timing of recognition of revenue for certain sales of the Company's Animal Health Division for 1998, 1999, 2000 and the first two quarters of 2001. The revision results predominately from a required modification in recognizing revenue for specific customer orders in 1998, 1999 and 2000 from the time the order was segregated by third party warehouses and billed, to a subsequent period when the order was delivered.

       A summary of the effects of the adjustments on the accompanying balance sheet as of December 31, 2000 and statements of income for the periods ended September 30, 2000 and the six month period ended June 30, 2001:
	December 31, 2000
	Reported	Revised

Accounts receivable	$282,997	$243,533
Inventory	236,598	253,038
Other current assets	94,868	103,847
Current assets	614,463	600,418

Non current assets	1,010,017	1,010,017
Total assets	$1,624,480	$1,610,435

Current liabilities	$206,438	$206,438

Long-term debt	504,445	504,445
Deferred taxes and other	51,665	51,665

Retained earnings	143,177	129,132
Other stockholders' equity	718,755	718,755

Total liabilities and equity	$1,624,480	$1,610,435

	Three Months Ended September 30, 2000		Nine Months Ended September 30, 2000
	Reported	Revised	Reported	Revised
Total revenue	$252,634	$249,584	$662,751	$653,236
Cost of sales	139,461	138,568	360,460	355,770
Gross profit	113,173	111,016	302,291	297,466
Selling, general and administrative expenses	71,757	71,757	203,147	203,147
Operating income	41,416	39,259	99,144	94,319
Interest expense	(11,324)	(11,324)	(35,237)	(35,237)
Other, net	(511)	(511)	(4,420)	(4,420)
Income before provision for income taxes	29,581	27,424	59,487	54,662
Provision for income taxes	9,286	8,445	19,783	17,902
Net Income	$20,295	$18,979	$39,704	$36,760
Earnings per common share:
Basic	$0.54	$0.50	$1.19	$1.11
Diluted	$0.48	$0.45	$1.11	$1.04

	Six Months Ended June 30, 2001
	Reported	Revised
Total revenue	$466,000	$502,161
Cost of sales	267,557	282,011
Gross profit	198,443	220,150
Selling, general and administrative expenses	148,823	148,823
Operating income	49,620	71,327
Interest expense	(17,263)	(17,263)
Other, net	1,196	1,196
Income before provision for income taxes	33,553	55,260
Provision for income taxes	11,072	19,538
Net Income	$22,481	$35,722
Earnings per common share:
Basic	$0.56	$0.89
Diluted	$0.55	$0.82

2.      Inventories

Inventories consist of the following:	September 30, 2001	December 31, 2000 (Revised)

Finished product	$165,879	$159,540
Work-in-process	41,894	32,936
Raw materials	78,913	60,562
	$286,686	$253,038

3.      Long-Term Debt

Long-term debt consists of the following:
	September 30,	December 31,
	2001	2000
Senior debt:
U.S. Dollar Denominated:
1999 Revolving Credit Facility	$250,400	$105,000
Industrial Development Revenue Bonds	6,720	7,950
Other, U.S.	--	52

Denominated in Other Currencies:
Mortgage notes payable (NOK)	32,118	33,682
Bank and agency development loans (NOK) and other	3,837	4,829
Other	84	--
Total senior debt	293,159	151,513

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	186,363	180,813
5.75% Convertible Subordinated Notes due 2005	124,945	124,945
5.75% Convertible Subordinated
Note due 2005 - Industrier Note	67,850	67,850
Total subordinated debt	379,158	373,608

Total long-term debt	672,317	525,121
Less, current maturities	20,676	20,676
	$651,641	$504,445

        In July 2001, the Company agreed to acquire an Oral Pharmaceutical Business ("OPB") for $660,000. (See Note 11 - "Pending Acquisition"). To finance the acquisition, on October 5, 2001, the Company entered into a credit agreement with Bank of America, N.A. and a syndicate of lending institutions that provides up to a maximum of $900,000 senior credit facilities consisting of:

a six year $300,000 revolving credit facility; $22,000 drawn at closing;

a six year $175,000 term A loan, fully drawn at closing; and

a seven year $425,000 term B loan, fully drawn at closing.

Interest on the credit facilities is at LIBOR plus a margin of from 2.75% - 3.25%. The interest rate on the credit agreement at closing was 4.75% - 5.25%.

        The proceeds of $622,000 were used to repay the 1999 Revolving Credit Facility, fund a portion of the purchase price of the OPB and pay fees and expenses related to the financing. The credit agreement includes restrictive covenants for total and senior leverage ratios, fixed charge coverage ratio, and interest coverage ratios.

        On October 5, 2001, in connection with entering into the new senior credit facilities, the Company exchanged the Industrier Note ($67,850) for 2,372,897 shares of Class B common stock pursuant to an agreement entered into with A.L. Industrier on July 11, 2001. This is the number of shares that A.L. Industrier was entitled to receive upon conversion of the note pursuant to the terms of the note.

4.      Earnings Per Share

        Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

        A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000 (Revised)

Average shares outstanding - basic	40,325	37,615	40,265	33,255
Stock options	145	689	180	487
Convertible debt	--	12,039	6,744	6,744
Average shares outstanding - diluted	40,470	50,343	47,189	40,486

        The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended September 30, 2001 stock options to purchase approximately 1,950,000 shares were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares. For the nine months ended September 30, 2001 and 2000 stock options to purchase approximately 1,300,000 and 140,000 shares, respectively, were not included in the computation of diluted EPS.

        Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for all periods, except for the three months ended September 30, 2001 where the result was antidilutive. In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were included in the computation of diluted EPS for the three months ended September 30, 2000, but were not included in the computation of diluted EPS for the three months ended September 30, 2001, the nine months ended September 30, 2001 and for the nine months ended September 30, 2000 because the result was antidilutive.

        The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable.

        A reconciliation of net income used for basic to diluted EPS is as follows:
	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000 (Revised)

Net income - basic	$6,599	$18,979	$42,321	$36,760
Adjustments under if - converted method, net of tax	--	3,750	5,433	5,433
Adjusted net income - diluted	$6,599	$22,729	$47,754	$42,193

5.      Supplemental Data

Other assets and deferred charges include:
	September 30, 2001	December 31, 2000
Escrow deposit for pending acquisition (Note 11)	$145,000	$ --
Capitalized software costs	27,006	13,791
Deferred loan costs, net	9,885	9,773
Equity investment in Wynco, net	5,099	4,857
Loans to Ascent Pediatrics	6,250	--
All other	23,319	22,133
	$216,559	$50,554

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Other income (expense), net:
Fees for bridge financing - MFA acquisition	$ --	$ --	$ --	$(4,730)
Interest income	1,530	1,259	2,713	2,343
Foreign exchange gains (losses), net	(2,654)	(1,526)	(3,636)	(1,968)
Amortization of debt costs	(540)	(540)	(1,614)	(1,535)
Litigation/Insurance settlement	--	--	2,088	483
Income from joint venture carried at equity	282	348	706	1,306
Other, net	(35)	(52)	(478)	(319)
	$(1,417)	$ (511)	$(221)	$(4,420)

Supplemental cash flow information:
	Nine Months Ended
	September 30, 2001	September 30, 2000
Cash paid for interest (net of amount capitalized)	$23,122	$28,124
Cash paid for income taxes (net of refunds)	$15,857	$15,533

Detail of businesses and intangibles acquired:
Fair value of assets	$19,286	$298,711
Seller financed debt - Roche	---	30,000
Liabilities assumed	---	--
Cash paid	19,286	268,711
Less cash acquired	---	--
Net cash paid for businesses and intangibles	$19,286	$268,711

6.        Reporting Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $38,272 and $(8,131) for the three months ended September 30, 2001 and 2000, respectively. Total comprehensive income (loss) amounted to approximately $31,339 and $(22,027) for the nine months ended September 30, 2001 and 2000. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments. Comprehensive loss in 2000 has been revised (see footnote 1A).

7.        Contingent Liabilities and Litigation

        On October 30, 2000 the Company announced the discovery of accounting irregularities in the Brazilian subsidiary included in the AHD business segment and the restatement of the Company's financial results for 1999 and the first two quarters of 2000. Six lawsuits, which have been subsequently certified as a single class action ("Class Action") have been filed in the United States District Court for the District of New Jersey. The Class Action has been brought on behalf of all persons who acquired securities of the Company between April 28, 1999 and October 30, 2000. Named as defendants are the Company and four current or former officers of the Company. The Class Action Complaint alleges that, among other things, the plaintiffs were damaged when they acquired securities of the Company because, the previously issued financial statements were materially false and misleading in violation of the Securities Exchange Act of 1934. The plaintiffs seek damages on behalf of the class in an unspecified amount. The Company has moved to dismiss the complaint on legal grounds, and discovery is stayed pending the determination of that motion. Based on its preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the Class Action. Additionally, the Company has filed a claim on behalf of the Company and each of the named individual defendants under the directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

        Based upon the facts as presently known, management does not believe that it is likely that the class actions will result in liability which will be material to the financial position of the Company. However, because of the early stage of this matter, it is not possible for the Company to conclude that resolution of the lawsuits will not be material to the financial position of the Company or its results of operations or cash flows in the quarter in which it occurs.

        The United Kingdom Department of Health, effective August 3, 2000, adopted interim maximum pricing legislation applicable to the UK generic drug industry which has been extended into 2002, while the Department reviews certain recommendations contained in a Discussion Paper published by the Department. Until more is known about the final form of these resolutions, the Company is unable to predict the final impact these actions will have on the UK operations of the Company and the pricing of generic pharmaceuticals in the United Kingdom.

        Bacitracin zinc, one of the Company's feed additive products has been banned from sale in the European Union (the "EU") effective July 1, 1999. While initial efforts to reverse the ban in court were unsuccessful, the Company is continuing to pursue its efforts in the European Court and is engaged in certain other initiatives based on scientific evidence available for the product, to limit the effects of this ban. In addition, certain other countries, not presently material to the Company's sales of bacitracin zinc have either followed the EU's ban or are considering such action. The existing governmental actions negatively impact the Company's business but are not material to the Company's financial position or results of operations. However, if either the EU acts to prevent the importation of meat products from countries that allow the use of bacitracin based products or there is an expansion of the ban to additional countries where the Company has material sales of bacitracin based products or to additional antibiotic based feed additives products of the Company, the resultant loss of sales could be material to the financial condition, cash flows and results of operations of the Company.

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

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of the MFA business discussed above as if the businesses had combined at the beginning of 2000:
Pro Forma
Nine Months Ended September 30, 2000 *

Revenue	$710,200
Net income	$30,400
Basic EPS	$0.91
Diluted EPS	$0.89

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

9.      Business Segment Information

        The Company's reportable segments are four divisions (i.e. International Pharmaceuticals Division ("IPD"), Fine Chemicals Division ("FCD"), U.S. Pharmaceuticals Division ("USPD"), and Animal Health Division ("AHD"). In January 2001, the Aquatic Animal Health Division was combined with the AHD. In October 2001, the Company announced its intention to combine the IPD and FCD into one "Human Pharmaceuticals - International" division. The Company anticipates this change to its reportable segments will begin in 2002. Each division has a president and operates in distinct business and/or geographic area. Segment data includes immaterial intersegment revenues which are eliminated in the consolidated accounts.

        The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated.
	Three Months Ended September 30,
	2001	2000(1)	2001	2000(1)
	Revenues			Operating Income
Human Pharmaceuticals:
IPD	$63,675	$73,500	$4,351	$ 8,236
USPD	80,925	68,076	11,091	11,166
FCD	17,576	16,509	7,802	6,432
	162,176	158,085	23,244	25,834
Animal Pharmaceuticals:
AHD	67,899	94,072	1,747	18,673

Unallocated and eliminations	(66)	(2,573)	(3,925)	(5,248)
	$230,009	$249,584	$21,066	$39,259

	Nine Months Ended September 30,
	2001	2000(1)	2001	2000(1)
		Revenues	Operating Income
Human Pharmaceuticals:
IPD	$201,081	$235,513	$16,061	$ 35,420
USPD	210,816	163,876	23,672	19,051
FCD	53,743	47,322	24,138	18,591
	465,640	446,711	63,871	73,062
Animal Pharmaceuticals:
AHD (2)	269,270	210,310	45,402	35,188	*

Unallocated and eliminations	(2,740)	(3,785)	(16,880)	(13,931)
	$732,170	$653,236	$92,393	$ 94,319

  Revised
  AHD includes effect of revision (see footnote 1A).

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

        In July, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The company is currently evaluating the effects the new rules may have on its financial statements and expects to adopt SFAS 143 on January 1, 2003.

        During August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. Assets that are to be disposed of by sale have adopted the same measurement approach as for those assets to be held and used. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The company is currently evaluating the effects the new rules may have on its financial statements and will adopt SFAS 144 as of January 1, 2002.

11.      Pending Acquisition - Faulding Oral Pharmaceuticals

        On July 11, 2001, the Company agreed to acquire the generic oral solid dose pharmaceutical businesses ("Oral Pharmaceuticals Business" /"OPB") of FH Faulding & Co. Limited ("Faulding") from Mayne Nickeless Limited ("Mayne"), for $660,000, subject to price adjustments. The acquisition of the Oral Pharmaceuticals Business includes the operations of Purepac Pharmaceuticals and Faulding Laboratories in the United States and Foshan Faulding Pharmaceutical in China. The Oral Pharmaceutical Business includes research, development, manufacturing, sales and marketing of generic and proprietary oral solid dose pharmaceuticals in the United States and China.

        In the fiscal year ending June 30, 2001, the OPB had net sales of $205,200 comprised of US net sales of $190,670 and China net sales of $14,530.

        On September 28, 2001 Mayne obtained 97% ownership of Faulding as a result of a tender offer completed in Australia. In accordance with the Put and Call Option Agreement ('The Agreement") between Mayne and the Company, on October 5, 2001 the Company assumed management control of the OPB subject to certain limitations. Mayne is required to obtain 100% ownership of Faulding and complete the transfer of OPB to the Company subject to the Agreement. Mayne estimates that 60-90 days will be required to complete the transfer.

The Company was required under the Agreement to:

(1) Place $145,000 in an escrow deposit in July 2001. (Classified as other non current asset.)

(2) On October 5, 2001 the Company released the $145,000 escrow deposit and provided an additional $255,000 into a $400,000 non-interest bearing note to Mayne. In addition the Company provided a $260,000 letter of credit for the benefit of Mayne. This note is repayable by Mayne only in the event the OPB is not legally transferred to the company.

(3) The proceeds from the $400,000 note can be used by Mayne to satisfy the cash portion of the tender offer.

(4) Upon completion of the transfer of the OPB to the Company the note is forgiven and proceeds of the letter of credit will be delivered to Mayne.

        During the period between October 5, 2001 and the legal transfer of ownership, OPB will be operated in accordance with a Management Agreement which provides the Company with Management control subject to certain limitations. The acquisition will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combination". The fair value of the assets acquired and liabilities assumed and the results of OPB operations will be included in the Company's consolidated financial statements beginning on the date of the legal transfer of ownership. (Presently expected to be in December 2001.)

        The transaction will generate significant one-time charges related to in-process R&D, the write-ups and subsequent write-off of purchased inventory, interim financing, and other acquisition related costs. In addition, the fourth quarter will include interest expense for amounts borrowed for the acquisition.

        The financing for the acquisition is being provided by Bank of America, N.A. and a syndicate of lending institutions. (See footnote 3 Long-term debt.)

        The Company estimates the purchase will result in the following consolidated elements of financial position compared to September 30, 2001:
	Pre-acquisition	Post-acquisition

Intangible assets, net	$597,003	$1,165,000
Total assets	$1,799,127	$2,470,000
Total debt	$689,767	$1,179,000
Stockholders' equity	$877,290	$924,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        (All amounts for prior years have been revised as set forth in Note 1A to the Condensed Financial Statements.)

        Most comparisons of 2001 consolidated results to 2000 are affected by the Company's acquisition of the Roche MFA business ("MFA") in May 2000 and the financing required to complete the acquisition.

Results of Operations - Nine Months Ended September 30, 2001

        Total revenue increased $78.9 million (12.1%) to $732.2 million in the nine months ended September 30, 2001 compared to 2000. Operating income in 2001 was $92.4 million, a decrease of $1.9 million, compared to 2000. Net income was $42.3 million ($1.01 per share diluted) compared to $36.8 million ($1.04 per share diluted) in 2000. The nine months ended September 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.09 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $40.8 million ($1.13 per share diluted).

        Revenues increased in the Human Pharmaceuticals business by $18.9 million and in the Animal Pharmaceuticals business by $59.0 million. The increase in revenues was reduced by approximately $18.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. dollar, primarily in the IPD.

        Changes in revenue and major components of change for each division in the nine month period ended September 30, 2001 compared to September 30, 2000 are as follows:

        USPD revenues increased by $46.9 million due to increased volume in new and existing products offset in part by lower net pricing. FCD revenues increased by $6.4 million due to increased volume. IPD revenues decreased $34.4 million. Approximately 40% of the IPD revenue decline resulted from the translation of currencies into the U.S. dollar. The remainder of the decrease was due primarily to the lower pricing in the UK markets and, secondarily to lower volume in the UK and certain other markets. The UK market in the first half of 2000 had historically high prices and volume due to market conditions. These favorable market conditions do not exist in 2001 due to interim market pricing legislation adopted in August of 2000 that had the effect of lowering pricing. In addition, UK competition has increased particularly on higher margin products which has also lowered prices and margins. The interim price regulations are presently being reviewed. The Company cannot predict what effect, if any, this review (which is taking place within a framework created by a government Discussion Paper which enunciates several alternative changes in the UK generic drug market) will have on future UK pricing or market conditions.

        AHD revenues increased by $59.0 million due primarily to the acquisition of MFA. MFA revenues were approximately $70.0 million greater in 2001 primarily due to the fact that MFA was acquired in May 2000. Excluding the timing effect of the MFA acquisition, revenue decreased $11.0 million principally due to lower volume.

        On a consolidated basis, gross profit increased $15.6 million and the gross margin percent decreased to 42.8% in 2001 compared to 45.5% in 2000.

        The increase in gross profit dollars results primarily from the acquisition of MFA and increased sales in USPD and FCD. Offsetting increases are lower gross profits in IPD due to lower volume and pricing. The percentage decline results primarily from IPD and USPD where price reductions directly reduce margin percentages.

        Operating expenses increased $17.5 million and represented 30.1% of revenues in 2001 compared to 31.1% in 2000. Most of the dollar increase is attributable to the acquisition of MFA. Other increases included professional and consulting expenses related to the Company's ongoing acquisition program, increased research and development expenses, annual increases in compensation, and expenses for certain personnel actions.

        Operating income decreased $1.9 million. Animal Pharmaceuticals increased $10.2 million (29%) due primarily to the MFA acquisition. Overall, Human Pharmaceuticals operating income declined $9.2 million (13%). In the USPD, operating income increased 24%. Higher volume and new products drove the U.S. performance. In the FCD operating income increased 30%. The Fine Chemicals operating income increase was primarily attributable to higher volume, improved fermentation yields and leveraging of operating expenses. In IPD operating income was lower in 2001 compared to 2000 by 55%. Lower UK pricing and lower volume account for the decline in operating income. Increases in unallocated expenses, primarily for the acquisition program, reduced operating income by $2.9 million.

        Interest expense decreased in 2001 by $6.9 million due primarily to debt incurred to finance acquisitions being refinanced with equity offerings in May and August of 2000 and lower interest rates in 2001.

        Other, net was $.2 million expense in 2001 compared to $4.4 million expense in 2000. 2001 includes $2.1 million income relating to the vitamin antitrust litigation settlement for vitamin purchases by the Company in prior years. Other, net was $4.4 million expense in 2000, due primarily to $4.7 million fees incurred as part of the $225.0 million MFA bridge financing and other financing fees. The bridge financing was committed, drawn, repaid and terminated in the second quarter of 2000. All fees associated with the interim financing were expensed. 2001 also includes net foreign currency transaction losses of $3.6 million compared to $2.0 million net foreign currency transaction losses in 2000.

        The provision for taxes was $3.6 million higher in 2001 due to higher pre-tax income earned mainly in the U.S. which has a higher incremental tax rate.

        Net income in 2001 increased $5.6 million in 2001 compared to 2000. Diluted EPS was $1.01 per common share in 2001 compared to $1.04 per common share in 2000. The issuance of over 10 million common shares in 2000 has a dilutive effect on the calculation which is offset partially by lower interest expense.

Results of Operations - Three Months Ended September 30, 2001

        Total revenue decreased $19.6 million (7.8%) in the three months ended September 30, 2001 compared to 2000. Operating income in 2001 was $21.1 million, a decrease of $18.2 million, compared to 2000. Net income was $6.6 million ($.16 per share diluted) compared to $19.0 million ($.45 per share diluted) in 2000.

        Revenues increased in the Human Pharmaceuticals business by $4.1 million and decreased in the Animal Pharmaceuticals business by $26.2 million. Revenues were reduced by approximately $2.6 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. dollar, primarily in the IPD.

        Changes in revenue and major components of change for each division in the three month period ended September 30, 2001 compared to September 30, 2000 are as follows:

        USPD revenues increased $12.8 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD increased by $1.1 million due mainly to higher prices. IPD revenues decreased by $9.8 million due primarily to lower pricing in the UK market offset to some extent by higher volume in the UK and certain other markets. The UK market in the third quarter of 2000 had higher prices due to market conditions. These favorable market conditions do not exist in 2001 due to interim market pricing legislation adopted in August of 2000 that had the effect of lowering pricing. In addition, UK competition has increased primarily on higher margin products which has also lowered prices and margins. The interim price regulations are presently being reviewed. The Company cannot predict what effect, if any, the present government review of pricing and other aspects of the generic drug market (pursuant to the Discussion Paper referred to above) will have on future UK pricing or market conditions.

        AHD revenues decreased by $26.2 million due primarily to a determination that $17.5 million of sales made to certain distribution customers in the third quarter 2001 did not qualify for revenue recognition. Revenues also decreased due to unfavorable market conditions in the US Poultry market, a fire at an important company shipping location, and to a lesser extent, difficult economic conditions in Asia. The Company believes the unfavorable market conditions in US Poultry are temporary, but presently is unable to determine when conditions will improve. The Company believes economic conditions in Asia will remain difficult. (See Financial Condition - "Fourth Quarter Management Actions".)

        On a company-wide basis, gross profit declined $18.1 million and the gross margin percent declined to 40.4% in 2001 compared to 44.5% in 2000. The decrease in dollars results from lower revenues in AHD and pricing, volume and translation effects in IPD. USPD and FCD recorded higher gross profit dollars due to higher volume offset to some degree by lower net pricing in USPD.

        Operating expenses increased $.1 million and represented 31.2% of revenues in 2001 compared to 28.8% in 2000. Operating expenses increased for professional and consulting related to the Company's acquisition program and increases in research and development expenses. Operating expenses decreased due to the reversal of bonus accruals in 2001 for IPD, AHD and Corporate of approximately $2.6 million. Current operating results and forecasts preclude the possibility of bonuses in 2001 in these segments of the Company. In 2000 bonus accrual reversals of $1.0 million were recorded.

        On an overall basis operating income decreased $18.2 million due primarily to lower operating income in AHD and IPD. AHD results are lower due to lower volume. IPD results are lower primarily related to lower volume and UK pricing. FCD increased operating income due primarily to higher volume and pricing.

        Other, net in 2001 is $1.4 million expense compared to $.5 million expense in 2000. 2001 includes foreign exchange losses of $2.7 million compared to $1.5 million in 2000.

Financial Condition

        Working capital at September 30, 2001 was $415.3 million compared to $394.0 million at December 31, 2000. The current ratio was 2.89 to 1 at September 30, 2001 compared to 2.91 to 1 at year end. Long-term debt to stockholders' equity was .74:1 at September 30, 2001 and .59:1 at December 31, 2000.

        In 2001 accounts receivable increased by $52.0 million and inventory by $33.6 million compared to December 31, 2000. Accounts receivable in AHD increased by over $32.0 million resulting from marketing programs which included sales incentives, principally extended terms and reductions off list prices. Customers have also delayed payments resulting in an increase in past due amounts. The Company is pursuing collection of these amounts and expects a reduction in both receivables and past due amounts by the end of the fourth quarter. In addition, USPD increased accounts receivable and inventory by approximately $22.5 million and $19.8 million, respectively. These increases reflect normal seasonal increases for USPD, which has higher sales in the second half of the year due to the cough and cold season.

        At September 30, 2001, the Company had $32.1 million in cash and approximately $150.0 million available in short-term lines of credit and its $400.0 million credit facility ("1999 Credit Facility"). The existing financing facility was sufficient for planned operating and capital needs but was not sufficient for the acquisition committed to in July 2001. Accordingly, the 1999 Credit facility was refinanced in October 2001. The extinguishment of the facility will require a write off of deferred debt costs of approximately $2.2 million in the fourth quarter of 2001.

        In July 2001, the Company agreed to acquire an Oral Pharmaceutical Business ("OPB") for $660.0 million. To finance the acquisition, in October 2001, the Company entered into a credit agreement with Bank of America, N.A. and a syndicate of lending institutions that provides up to a maximum of $900.0 million senior credit facilities consisting of:
•	a six year $300.0 million revolving credit facility;

•	a six year $175.0 million term A loan: and

•	a seven year $425.0 million term B loan

        The proceeds were used to repay the 1999 Revolving Credit Facility, fund a portion of the purchase price of the OPB and pay fees and expenses related to the financing. The credit agreement includes restrictive covenants for total and senior leverage ratios, fixed charge coverage ratio, and interest coverage ratios. Compliance with these covenants may impact the Company's ability to make acquisitions, commence significant capital projects and/or require actions including cost control measures, working capital reductions and possible equity offerings. The credit agreement required A.L. Industrier to exchange its $67.85 million convertible note for 2.372 million shares of Class B common stock in October 2001. Based on the Company's present financial condition and the expected impact of the pending OPB acquisition, the covenant for the total senior leverage ratio will require the company to issue additional equity or subordinated debt of approximately $200.0 million. The company presently intends to issue $200.0 million of subordinated debt for which the Company has a firm bank commitment.

        During the period between October 2001 and the legal transfer of ownership, OPB will be operated in accordance with a Management Agreement which provides the Company with management control of OPB, subject to certain limitations. The acquisition will be accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combination". The fair value of the assets acquired and liabilities assumed and the results of OPB operations will be included in the Company's consolidated financial statements beginning on the date of the legal transfer of ownership. (Presently expected to be in December 2001.) During the period between October 2001 and the legal transfer of ownership, the Company will incur interest expense, on the $400.0 million advanced to OPB's owner.

        The transaction will generate significant one-time charges related to in-process R&D, the write-ups and subsequent write-off of purchased inventory, interim financing, and other acquisition related costs.

        The pending transaction will change the company's financial position on a pro forma basis as of September 30, 2001 as follows:

	Pre Acquisition	Post Acquisition
	($ in millions)
Intangible assets, net	$597	$1,165
Total assets	$1,799	$2,470
Total debt	$690	$1,179
Stockholders' equity	$877	$924

Insurance Coverage and Costs

        The company renews its insurance coverage annually in the fourth quarter. In 2001, the insurance renewal, which has been substantially completed, resulted in more restrictive coverage and significantly increased pricing. The insurance market, which was expected to be more restrictive and expensive was further impacted by the terrorist acts in September 2001. The company is unable to predict whether the additional costs of insurance will be recoverable through price increases.

Fourth Quarter Management Actions

        In the fourth quarter the Company is planning management actions intended to improve future operations which will result in charges in the fourth quarter. Presently planned management actions include:
Action	Rationale	Type of charge
Close oral solid dose R&D facility in Denmark	OPB has sufficient oral solid dose R&D capacity for entire company.	Severance
Combine IPD and FCD into Human Pharmaceutical International	Improve operating efficiency and leverage management and other resources.	Severance
Combine OPB and USPD into US Human Pharmaceutical	Improve operating efficiency and leverage management and other resources.	Severance (related to USPD operations.)
Change existing Animal Pharmaceutical Management and eliminate certain sales incentives and extended terms	More stable prices and improved working capital.	Severance and lower revenues short-term.

        The Company estimates severance related to the above management actions of approximately $10.0 million. The Company estimates the negative operating income impact of the change in its Animal Pharmaceutical marketing strategy to be approximately $15.0 - $20.0 million in the fourth quarter of 2001. The marketing strategy is also expected to have a negative operating income impact in the first quarter of 2002. The impact in the first quarter of 2002 is dependent on the fourth quarter of 2001 and other market factors, neither of which can be reliably estimated. The positive impact of the change in marketing strategy will be to progressively lower working capital (primarily accounts receivable and inventory) invested in the business, which had grown to support the prior marketing strategy. The Company cannot assure either the positive or negative impact of the change in the marketing strategy since both depend on actions of independent customers and competitors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosure - There has been no material changes in the Company's market risk with respect to derivative financial instruments during the three months ended September 30, 2001.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        A class action lawsuit has been filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company has been named as a defendant along with four of its current or former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in our animal health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of our financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of those securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company has moved to dismiss the complaint on legal grounds, and discovery is stayed pending the determination of that motion. Based on the Company's preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the class action. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under the Company's directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgement or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy.

      Based upon the facts as presently known, management does not believe that it is likely that the class actions will result in liability which will be material to the financial position of the Company. However, because of the early stage of this matter, it is not possible for the Company to conclude that resolution of the lawsuits will not be material to the financial position of the Company or its results of operations or cash flows in the quarter in which it occurs.

      See Note 7 to the Company's Consolidated Condensed Financial Statement included in Part I of this Report for an updated summary of the ongoing United Kingdom generic drug industry pricing issues which were referred to in the Company's Form 10-K filing, filed in March, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

        10.0    Credit Agreement dated as of October 5, 2001 between the Company and Bank of America and Other Lenders is filed as an Exhibit to this report.

  Reports on Form 8-K

On July 18, 2001, the Company filed a report on Form 8-K dated July 11, 2001, reporting Item 5. "Other Events." The event reported was an agreement to acquire the general oral dose pharmaceutical businesses of FH Faulding & Co. Limited from Mayne Health Logistics Pty Ltd. for $660 million.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date: November 14, 2001	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President, Finance and
Chief Financial Officer