Form 10-K/A
period 2000-12-31
ALPHARMA INC
filed 2001-11-21
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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

This amendment to the Form 10-K of Alpharma Inc. (the "Company") is being filed solely to reflect changes necessitated by the Company's revision of its audited financial statements for the years ended December 31, 1998, 1999 and 2000. Items 1, 6, 7 and 8 are the only items being amended hereby, and such amendments relate only to the revised financial statements. In all other respects, this amendment presents information as of the original date of the Form 10-K. Items not being amended are presented for the convenience of the reader only.

PART I

Item 1. Business

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

     See Notes 2B, 22 and 23 of the Consolidated Financial Statements for additional information.

     As a result of the revisions to our financial statements, the Company will also be amending other SEC filings to reflect the revisions to our quarterly results.

GENERAL

     The Company is a multinational pharmaceutical company that develops, manufactures and markets pharmaceutical products for use in humans and animals. The Company manufactures and markets approximately 690 pharmaceutical products for human use and 32 animal health products. The Company conducts business in more than 60 countries and has approximately 3,500 employees at 46 sites in 23 countries. For the year ended December 31, 2000, the Company generated revenue and operating income of approximately $900.8 million and $124.3 million, respectively.

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
($ in Millions)	Revenues			Operating Income (loss)
	2000	1999	1998	2000	1999	1998

International Pharmaceuticals Division	309.3	303.3	193.1	41.7	35.6	8.0

U.S. Pharmaceutical Division	233.0	197.3	178.8	26.4	16.6	11.1

Fine Chemicals Division	62.7	60.8	53.0	25.5	23.1	17.5

Animal Health Division	287.0	143.0	162.0	52.3	26.7	35.5

Aquatic Animal Health Division	13.9	16.1	19.0	(3.2)	(2.5)	3.6

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

     Competition. The Division operates in geographic areas that are highly competitive. Many of the Company's competitors in this area are substantially larger and have greater financial, technical, and marketing resources than the Company. Most of the Company's international pharmaceutical products compete with one or more other products that contain the same active ingredient. In European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent protected pharmaceuticals. Generics are gaining market share because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote generic pharmaceuticals in lieu of original formulations. This increased focus on pharmaceutical prices may lead to increased competition and price pressure for suppliers of all types of pharmaceuticals, including branded generics. In addition, in certain countries such as France, because of size and product mix, the Company may not be able to capitalize on such changes as fully as its competitors. (see "Risk Factors"). The Company's international pharmaceutical products have also been encountering "parallel imports" (i.e., imports of identical products from lower priced markets under EU laws of free movement of goods). (See "Risk Factors") Additionally, in the UK, the Company's international pharmaceutical products are subject to pricing pressure due to maximum pricing regulations which came into effect, on an interim basis, on August 3, 2000. The government has indicated that it will review the interim legislation within the next 12 months. This legislation may lead to further price reductions. (See "Risk Factors").

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

Animal Pharmaceuticals

     During 2000, the animal pharmaceutical business was comprised of the Animal Health Division and the Aquatic Animal Health Division. Each of these divisions was managed by a separate senior management team. In January, 2001 the Aquatic Animal Health Division became a part of the Animal Health Division for all management and financial purposes and for all subsequent periods will no longer be reported as a separate business segment. In 2000, the Company had animal health product sales of approximately $300.0 million, before elimination of intercompany sales, with operating profit of approximately $49.0 million.

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

     In 1997, the Company acquired the Deccox brand name and certain related assets from Rhone-Poulenc's Animal Nutrition Division. Under the agreement pursuant to which Deccox was acquired, Rhone-Poulenc will continue to manufacture this product for sale by the Company for a period of 15 years. Deccox is used to prevent and control coccidiosis (a parasite that adversely affects growth) in cattle and poultry. The acquisition of the Deccox brand has provided the Company with its initial entry into the cattle and calf market. In addition to Deccox sales, this has offered the opportunity to market to the cattle industry several of the Company's established products which have historically been sold only in the swine and poultry markets.

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

Financial Information About Foreign and Domestic Operations and Export Sales

     The Company derives a substantial portion of its revenues and operating income from its foreign operations. Revenues from foreign operations accounted for approximately 48% of the Company's revenues in 2000. For certain financial information concerning foreign and domestic operations see Note 22 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report. Export sales from domestic operations were not significant.

Revision of 1999 Financial Statements

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

     A full investigation of the matter with the assistance of counsel and the company's independent auditors was initiated and completed. In addition, the Company is cooperating with an informal inquiry of the Securities and Exchange Commission related to this matter. As a result, the individuals responsible have been removed, new management has been appointed to supervise AHD Brazilian operations and the Company has revised all affected periods, comprising all four quarters of 1999 and the first two quarters of 2000. The net reduction in revenue was approximately $7.4 million or about one half of one percent and $.06 in diluted earnings per share or about three percent over the six quarter period.

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

Income Statement Data
	Years Ended December 31,
	2000(5,6)		1999(3,6)	1998(2,6)	1997	1996(1)

Total revenue	$900,794		$716,010	$600,282	$500,288	$486,184
Cost of sales	500,033		387,325	349,367	289,235	297,128
Gross profit	400,761		328,685	250,915	211,053	189,056
Selling, general and administrative expenses	276,464		244,775	188,264	164,155	185,136
Operating income	124,297		83,910	62,651	46,898	3,920
Interest expense	(45,183)		(39,174)	(25,613)	(18,581)	(19,976)
Other income (expense), net	(3,430)		1,450	(400)	(567)	(170)
Income (loss) before income taxes	75,684		46,186	36,638	27,750	(16,226)
Provision (benefit) for income taxes	20,176		16,194	13,857	10,342	(4,765)
Net income (loss)	$55,508		$29,992	$22,781	$17,408	$(11,461)
Average number of shares outstanding: Diluted	47,479	(4)	28,104	26,279	22,780	21,715
Earnings (loss) per share: Diluted	$1.49		$ 1.07	$ 0 .87	$ .76	$ (.53)
Dividend per common share	$ .18		$ .18	$ .18	$ .18	$ .18

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

(6)   As revised - See footnote 2B to the Consolidated Financial Statements.

Balance Sheet Data
	As of December 31,
	2000(3,4)	1999(2,4)	1998(1,4)	1997	1996

Current assets	$600,418	$373,462	$334,054	$273,677	$274,859
Non-current assets	1,010,017	778,394	573,452	358,189	338,548
Total assets	$1,610,435	$1,151,856	$907,506	$631,866	$613,407

Current liabilities	$206,438	$164,276	$170,437	$133,926	$155,651
Long-term debt, less current maturities	504,445	591,784	429,034	223,975	233,781
Deferred taxes and other non-current liabilities	51,665	52,273	42,186	35,492	37,933
Stockholders' equity	847,887	343,523	265,849	238,473	186,042

Total liabilities and equity	$1,610,435	$1,151,856	$907,506	$631,866	$613,407

(1)   Includes accounts from date of acquisition of Cox Pharmaceuticals (May 1998).

(2)    Includes accounts from date of acquisition for all 1999 acquisitions.

(3)   Includes accounts from date of acquisition of Roche MFA (May 2000).

(4)   As revised - see footnote 2B to the Consolidated Financial Statements.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Management's Discussion and Analysis of Financial Condition and Results of Operations for the years ended December 31, 2000, 1999 and 1998 presented below reflects certain revisions to the Company's previously reported financial statements. See "Business - Revision of Financial Statements" and note 2B of the notes to consolidated financial statements for a discussion of the revisions.

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

     For the year ended December 31, 2000 revenue was $900.8 million, an increase of $184.8 million (25.8%) compared to 1999. Operating income was $124.3 million, an increase of $40.4 million, compared to 1999. Net income was $55.5 million ($1.49 per share) compared to a net income $30.0 million ($1.07 per share) in 1999. Results for 2000 include non-recurring charges resulting from the MFA acquisition which reduced net income by $4.0 million ($.09 per share).

Acquisition Program

     The acquisition of MFA, the 1999 acquisitions by IPD and AHD, and the financing required to complete the acquisitions affect most comparisons of 2000 results to 1999.

     The Company has integrated the operations of the 1999 acquisitions and MFA within the respective divisional operations. The MFA acquisition has been integrated to a greater extent because its assets, operations and personnel were immediately absorbed in existing AHD legal entities. As a result the full incremental impact of the acquisitions is impractical to segregate. The Company estimates acquisitions contributed revenues of approximately $180.0 million, in the year ended December 31, 2000.

Revenues

     Revenues increased in the Human Pharmaceuticals business by $43.6 million and in the Animal Pharmaceuticals business by $141.8 million. The aggregate increase in revenues was reduced by approximately $34.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in IPD.

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

     AHD revenues increased $144.0 million due to acquisitions primarily MFA ($142.0 million). Offsetting acquisition increases, adverse market and competitive conditions in a number of AHD's main markets caused volume declines and to a lesser extent price reductions in certain ongoing products. AAHD revenues declined due mainly to adverse market conditions and increased competition.

Gross Profit

     On a consolidated basis, gross profit increased to $72.1 million and the gross margin percent decreased to 44.5% in 2000 compared to 45.9 % in 1999.

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

Operating Expenses

     Operating expenses increased $31.7 million and represented 30.7% of revenues in 2000 compared to 34.2% in 1999. The dollar increase is primarily attributable to the acquisitions including amortization of related intangibles (primarily MFA and Isis). Other increases included professional and consulting expenses for strategic planning, information technology and acquisitions, and a $.4 million charge for severance of existing AHD employees resulting from the combining of the sales forces of MFA and AHD. Foreign currency translation reduced the dollar amount of the increase by approximately $14.2 million. The percentage reduction is the result of leveraging of incremental MFA sales on the existing AHD business infrastructure.

Operating Income

     Operating income in 2000 increased by $40.4 million. The Company believes the change in operating income can be approximated as follows:
($ in millions)	IPD	USPD	FCD	AHD	AAHD	Unalloc	Total

1999 Operating Income	$35.6	$16.6	$23.1	$26.7	$(2.5)	$(15.6)	$83.9
Acquisition charges - MFA				(1.4)			(1.4)
Net margin improvement due to volume, new products, acquisitions and price	19.4	14.5	.2	53.7	(.2)		87.6
(Increase) in operating expenses, net	(10.7)	(4.7)	(.8)	(26.7)	(.1)	(2.8)	(45.8)
Translation and other	(2.6)	---	3.0	---	(.4)	---	---

2000 Operating income	$41.7	$26.4	$25.5	$52.3	$(3.2)	$(18.4)	$124.3

     AHD's $53.7 million net margin improvement is due primarily to the MFA acquisition offset by weakness in base product sales in a number of markets. (due to integration of the MFA business into AHD, a segregation of operating income is not practicable). The increase in operating expense for all divisions is adjusted for the estimated impact of foreign currency translation.

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

     The year-to-date effective tax rate was 26.7% in 2000 compared to 35.1% in 1999. The primary reason for the lower rate is the acquisition of foreign businesses in recent years and the related restructuring of ownership of legal entities in 2000 which provided a one-time benefit of $2.5 million in 2000 and will allow for movement of funds between the international entities.

Results of Operations - 1999 vs. 1998

     Comparison of year ended December 31, 1999 to year ended December 31, 1998. (All earnings per share amounts are diluted.)

     For the year ended December 31, 1999 revenue was $716.0 million, an increase of $115.7 million (19.3%) compared to 1998. Operating income was $83.9 million, an increase of $21.2 million, compared to 1998. Net income was $30.0 million ($1.07 per share) compared to a net income of $22.8 million ($.87 per share) in 1998. Results for 1998 include non-recurring charges resulting from the Cox acquisition which reduced net income by $3.1 million ($.12 per share).

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

Revenues

     Revenues increased in the Human Pharmaceuticals business by $136.4 million and decreased in the Animal Pharmaceuticals business by $21.9 million. Currency translation of international sales into U.S. Dollars was not a major factor in the increases or decreases of any business segment.

     Changes in revenue and major components of change for each division in the year ended December 31, 1999 compared to December 31, 1998 are as follows:

     Revenues in IPD increased by $110.1 million due primarily to the acquisitions in 1998 and 1999 ($86.7 million aggregate increase due mainly to the Cox and Isis acquisitions). The introduction of new products and price increases which were offset partially by lower volume in certain markets account for the balance of the IPD increase. Cox revenues grew in 1999 primarily due to higher pricing due in large part to conditions affecting the market which did not continue in 2000. USPD revenues increased $18.5 million due to volume increases in existing and new products offset partially by lower net pricing. Revenues in FCD increased by $7.8 million due mainly to volume increases in vancomycin, bacitracin and amphotericin. AHD revenues decreased $19.0 million due primarily to sales previously recorded by Wade Jones company now being recorded by WYNCO, the Company's joint venture distribution company and to a lesser extent lower volume. (i.e., WYNCO joint venture revenues are not included in the Company's consolidated sales effective in January 1999 when the joint venture commenced.) The AHD revenue decrease was partially offset by one quarter of revenues from I.D. Russell (acquired in September 1999). AAHD sales were $2.9 million lower due to increased competition and an inability to supply certain products from the Bellevue, Washington facility.

Gross Profit

     On a consolidated basis, gross profit increased $77.8 million and the gross margin percent increased to 45.9% in 1999 compared to 41.8% in 1998. Gross profit in 1998 was reduced by a $1.3 million charge related to the acquisition of Cox (or .2%).

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

Operating Expenses

     Operating expenses increased $56.5 million and represented 34.2% of revenues in 1999 compared to 31.4% in 1998. A major portion of the increase is attributable to the 1998 and 1999 acquisitions which include operating expenses and amortization of intangible assets acquired. Other increases included professional and consulting fees for litigation and administrative actions to attempt to reverse the European Union ban on bacitracin zinc, consulting expenses for information technology and acquisitions, expenses related to the closing of the AAHD facility in Bellevue, Washington, and increases in compensation including severance related to management changes and incentive programs. Operating expenses in 1998 include a write-off of in-process research and development of $2.1 million and $.2 million for severance related to the Cox acquisition.

Operating Income

     Operating income in 1999 increased by $21.2 million. The Company believes the change in operating income can be approximated as follows:
($ in millions)	IPD	USPD	FCD	AHD	AAHD	Unalloc.	Total

1998 Operating income	$8.0	11.1	17.5	35.5	3.6	(13.0)	$62.7
Acquisition charges - Cox	3.6	---	---	---	---	---	3.6
Acquisition operating income	12.7	---	---	.5	---	---	13.2
Net margin improvement due to volume, new products and price	21.5	9.7	8.0	(2.7)	(3.9)	---	32.6
(Increase) in operating expenses, net	(9.8)	(4.2)	(3.1)	(7.2)	(2.0)	(2.5)	(28.8)
Translation and other	( .4)	---	.7	.6	(.2)	(.1)	.6

1999 Operating income	$35.6	16.6	23.1	26.7	(2.5)	(15.6)	$83.9

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

     The provision for income taxes was 35.1% in 1999 compared to 37.8% in 1998. The 1998 rate includes a 1.7% rate increase due to the write-off of in-process R&D which is not tax benefited.

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

Liquidity and Capital Resources

     At December 31, 2000, stockholders' equity was $847.9 million compared to $343.5 million and $265.8 million at December 31, 1999, and 1998, respectively. The ratio of long-term debt to equity was .59:1, 1.72:1, and 1.61:1 at December 31, 2000, 1999 and 1998, respectively. The increase in stockholders' equity in 2000 primarily reflects the issuance of common stock in 2000 resulting from the $472.8 million equity offerings and net income partially offset by the currency translation adjustment. The increase in long-term debt from 1998 to 1999 was due primarily to the acquisitions. In 2000 senior debt was paid down with a portion of the proceeds from the equity offerings.

     Working capital at December 31, 2000 was $394.0 million compared to $209.2 million and $163.6 million at December 31, 1999 and 1998, respectively. The current ratio was 2.91:1 at December 31, 2000 compared to 2.27:1 and 1.96:1 at December 31, 1999 and 1998, respectively.

     Balance sheet captions at year end 2000 compared to 1999 are affected by the MFA acquisition which increased amounts and foreign exchange that reduced amounts reported in U.S. dollars. The MFA acquisition increased the balance sheet captions by the following approximate amounts: accounts receivable ($30.0 million), inventory ($47.0 million), property plant and equipment ($87.0 million), intangible assets ($165.0 million) and accounts payable ($20.0 million). Cash flow from operations as reported was also negatively impacted by the structure of the MFA acquisition. The MFA acquisition did not include existing MFA accounts receivable and accordingly, the increase in accounts receivable as sales were made is reflected as reduction in operating cash flow.

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

         3.2     Amended and Restated By-Laws of the Company, effective as of September 15, 1995, are filed as an Exhibit to this Report.*

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

     10.6     Consulting Agreement dated as of January 1, 2001between I. Roy Cohen and the Company is filed as an Exhibit to this Report.*

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

     10.14     Employment contract dated December 1, 2000 between the Company and Ingrid Wiik is filed as an Exhibit to this report.*

     10.15     Employment contract dated October 8, 1997, between the Company and Robert F. Wrobel is filed as an Exhibit to this Report.*

     10.16     Alpharma Inc. Executive Bonus Plan, effective January 1, 2001, is filed as an Exhibit to this Report.*

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

     10.17h     Loan Agreement dated as of December 29, 2000, by and among FS Ascent Investments LLC, Alpharma USPD Inc. and Alpharma Inc., is filed as an Exhibit to this Report.*

     10.17i     Security Agreement dated as of December 29, 2000, by and between FS Ascent Investments LLC and Alpharma USPD Inc., is filed as an Exhibit to this Report.

     10.17j     Supplemental Agreement dated December 29, 2000, by and among FS Ascent Investments LLC, Alpharma USPD Inc., Alpharma Inc., and each of the (lenders) named therein, is filed as an Exhibit to this Report.

     10.17k     Termination Agreement dated as of December 29, 2000, by and among Ascent Pediatrics, Inc., Alpharma USPD Inc., Alpharma Inc., State Street Bank and Trust Company and the lenders named therein is filed as an Exhibit to this Report.*

     10.18     Agreement for the sale and purchase of the issued share capital of Cox Investments Limited, dated April 30, 1998 between Hoechst AG, Alpharma (U.K.) Limited, and Alpharma Inc. was filed as Exhibit 2.1 of the Company's Form 8-K, dated as of May 7, 1998 and is incorporated by reference.

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

     21     A list of the subsidiaries of the Registrant as of March 1, 2001 is filed as an Exhibit to this Report. *

     23    Consent of PricewaterhouseCoopers LLP, Independent Accountants, is filed as an Exhibit to this Report.

* Previously filed with the original Form 10-K for 2000.

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
Date: November 19, 2001	Alpharma Inc. Registrant By: /s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet at December 31, 2000 (revised) and 1999 (revised)	F-3

Consolidated Statement of Income for the years ended December 31, 2000, (revised) 1999 (revised) and 1998 (revised)	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000 (revised), 1999 (revised) and 1998 (revised)	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2000 (revised), 1999 (revised) and 1998 (revised)	F-6

Notes to Consolidated Financial Statements	F-7 to F-38

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
  Board of Directors of
  Alpharma Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10/K/A present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company" ) as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2B, the 2000, 1999 and 1998 financial statements have been revised for certain sales transactions.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

February 26, 2001, except for Note 2B, as to which the date is November 19, 2001.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	December 31,
	2000 (As revised)	1999 (As revised)
ASSETS
Current assets:
Cash and cash equivalents	$72,931	$17,655
Accounts receivable, net	243,533	168,526
Inventories	253,038	167,981
Prepaid expenses and other current assets	30,916	19,300
Total current assets	600,418	373,462

Property, plant and equipment, net	345,042	244,413
Intangible assets, net	614,421	488,958
Other assets and deferred charges	50,554	45,023

Total assets	$1,610,435	$1,151,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$20,676	$9,111
Short-term debt	---	4,289
Accounts payable	72,866	51,621
Accrued expenses	87,618	83,660
Accrued and deferred income taxes	25,278	15,595

Total current liabilities	206,438	164,276

Long-term debt:
Senior	130,837	225,110
Convertible subordinated notes, including $67,850 to related party	373,608	366,674
Deferred income taxes	29,404	35,065
Other non-current liabilities	22,261	17,208

Stockholders' equity:
Preferred stock, $1 par value, no shares issued	---	---
Class A Common Stock, $.20 par value 31,009,790 and 20,390,269 shares issued	6,202	4,078
Class B Common Stock, $.20 par value 9,500,000 shares issued	1,900	1,900
Additional paid-in capital	792,659	297,780
Retained earnings	129,132	80,150
Accumulated other comprehensive loss	(75,063)	(34,201)
Treasury stock, at cost	(6,943)	(6,184)

Total stockholders' equity	847,887	343,523
Total liabilities and stockholders' equity	$1,610,435	$1,151,856

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	2000 (As revised)	1999 (As revised)	1998 (As revised)

Total revenue	$900,794	$716,010	$600,282

Cost of sales	500,033	387,325	349,367

Gross profit	400,761	328,685	250,915

Selling, general and administrative expenses	276,464	244,775	188,264

Operating income	124,297	83,910	62,651
Interest expense	(45,183)	(39,174)	(25,613)
Other income (expense), net	(3,430)	1,450	(400)

Income before income taxes	75,684	46,186	36,638
Provision for income taxes	20,176	16,194	13,857

Net income	$55,508	$29,992	$22,781

Earnings per common share:
Basic	$1.59	$1.08	$.89
Diluted	$1.49	$1.07	$.87

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
	Common Stock	Additional Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock	Total Stockholders Equity

Balance, December 31, 1997	$5,124	$179,636	$(8,375)	$68,206	$(6,118)	$238,473

Comprehensive income:
Net income - 1998 (revised)				22,781		22,781
Currency translation adjustment			432			432
Total comprehensive income (revised)						23,213

Dividends declared ($.18 per common share)				(4,651)		(4,651)
Tax benefit realized from stock option plan		1,415				1,415
Purchase of treasury stock					(66)	(66)
Exercise of stock options (Class A) and other	68	5,687				5,755
Exercise of warrants	48	4,910				4,958
Stock subscription receivable for warrant exercises	(47)	(4,869)				(4,916)
Stock issued in tender offer for warrants	246	30,871		(31,117)		---
Employee stock purchase plan	12	1,656	______	______	______	1,668
Balance, December 31, 1998 (revised)	$5,451	$219,306	$(7,943)	$55,219	$(6,184)	$265,849

Comprehensive income:
Net income - 1999 (revised)				29,992		29,992
Currency translation adjustment			(26,258)			(26,258)
Total comprehensive income (revised)						3,734

Dividends declared ($.18 per common share)				(5,061)		(5,061)
Tax benefit realized from stock option plan		1,670				1,670
Exercise of stock options (Class A) and other	67	7,834				7,901
Exercise of warrants	48	4,873				4,921
Proceeds from equity offering	400	61,999				62,399
Employee stock purchase plan	12	2,098	_______	______	______	2,110
Balance, December 31, 1999 (revised)	$ 5,978	$297,780	$(34,201)	$80,150	$ (6,184)	$343,523

Comprehensive income:
Net income - 2000 (revised)				55,508		55,508
Currency translation adjustment			(40,862)			(40,862)
Total comprehensive income (revised)						14,646

Dividends declared ($.18 per common share)				(6,526)		(6,526)
Tax benefit realized from stock option plan		6,560				6,560
Purchase of treasury stock					(759)	(759)
Exercise of stock options (Class A) and other	122	14,785				14,907
Proceeds from equity offerings, net (Class A)	1,990	470,832				472,822
Employee stock purchase plan	12	2,702	_______	_______	______	2,714
Balance, December 31, 2000 (revised)	$8,102	$792,659	$(75,063)	$129,132	$(6,943)	$847,887

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2000 (As revised)	1999 (As revised)	1998 (As revised)
Operating activities:
Net income	$55,508	$29,992	$22,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,836	50,418	38,120
Deferred income taxes	(4,507)	(6,122)	493
Other noncash items	12,630	6,324	3,496
Change in assets and liabilities, net of effects from business acquisitions:
(Increase) in accounts receivable	(75,292)	10,939	(18,185)
(Increase) decrease in inventory	(50,965)	(26,526)	1,255
(Increase) decrease in prepaid expenses and other current assets	(7,909)	1,849	(686)
Increase in accounts payable and accrued expenses	30,069	164	8,189
Increase in accrued income taxes	1,475	1,939	2,726
Other, net	7,279	2,631	(119)
Net cash provided by operating activities	33,124	71,608	58,070

Investing activities:
Capital expenditures	(72,088)	(33,735)	(31,378)
Purchase of businesses and intangibles, net of cash acquired	(274,135)	(205,281)	(220,669)
Loans to Ascent Pediatrics	(1,500)	(10,500)	---

Net cash used in investing activities	(347,723)	(249,516)	(252,047)

Financing activities:
Net advances (repayments) under lines credit	(3,883)	(38,616)	2,542
Proceeds of senior long-term debt	128,000	317,000	187,522
Reduction of senior long-term debt	(236,629)	(330,611)	(183,751)
Dividends paid	(6,526)	(5,061)	(4,651)
Proceeds from sales of convertible subordinated notes	----	170,000	192,850
Payment for debt issuance costs	(747)	(8,796)	(4,175)
Proceeds from equity offerings, net	472,822	62,399	--
Proceeds from employee stock option and stock purchase plan and other	16,807	10,011	7,357
Proceeds from exercise of warrants	----	4,921	42
Net cash provided by financing activities	369,844	181,247	197,736

Exchange rate changes:
Effect of exchange rate changes on cash	(1,156)	(1,936)	397
Income tax effect of exchange rate changes on intercompany advances	1,187	1,838	(739)
Net cash flows from exchange rate changes	31	(98)	(342)

Increase (decrease) in cash and cash equivalents	55,276	3,241	3,417
Cash and cash equivalents at beginning of year	17,655	14,414	10,997
Cash and cash equivalents at end of year	$72,931	$ 17,655	$ 14,414

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

2B.   Revision of Financial Statements

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

      A summary of the effects of the adjustments on the accompanying balance sheet as of December 31, 2000 and 1999 and statements of income for the three years ended December 31, 2000, 1999, and 1998 follows:

Consolidated Balance Sheet
	December 31, 2000		December 31, 1999
	Reported	Revised	Reported	Revised

Accounts receivable	$282,997	$243,533	$189,261	$168,526
Inventory	236,598	253,038	161,033	167,981
Other current assets	94,868	103,847	31,578	36,955
	614,463	600,418	381,872	373,462
Current assets
	1,010,017	1,010,017	778,394	778,394
Non current assets
Total assets	$1,624,480	$1,610,435	$1,160,266	$1,151,856

Current liabilities	$206,438	$206,438	$164,276	$164,276

Long-term debt	504,445	504,445	591,784	591,784
Deferred taxes and other	51,665	51,665	52,273	52,273

Retained earnings	143,177	129,132	88,560	80,150
Other stockholders equity	718,755	718,755	263,373	263,373

Total liabilities & equity	$1,624,480	$1,610,435	$1,160,266	$1,151,856

Consolidated Statement of Income

(In thousands, except per share data)
	Years ended December 31,
	2000		1999		1998
	Reported	Revised	Reported	Revised	Reported	Revised

Total revenue	$919,523	$900,794	$732,443	$716,010	$604,584	$600,282
Cost of sales	509,525	500,033	392,316	387,325	351,324	349,367
Gross profit	409,998	400,761	340,127	328,685	253,260	250,915
Selling, general and administrative expenses	276,464	276,464	244,775	244,775	188,264	188,264
Operating income	133,534	124,297	95,352	83,910	64,996	62,651
Interest expense	(45,183)	(45,183)	(39,174)	(39,174)	(25,613)	(25,613)
Other, net	(3,430)	(3,430)	1,450	1,450	(400)	(400)
Income before provision for income taxes	84,921	75,684	57,628	46,186	38,983	36,638
Provision for income taxes	23,778	20,176	20,656	16,194	14,772	13,857
Net income	$61,143	$55,508	$36,972	$29,992	$ 24,211	$ 22,781

Earnings per common share:
Basic	$1.75	$1.59	$ 1.33	$ 1.08	$0.95	$0.89
Diluted	$1.60	$1.49	$ 1.27	$ 1.07	$0.92	$0.87

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

Pro forma Information:

     The following unaudited pro forma information on results of operations assumes the purchase of all businesses discussed above (except for Vetrepharm and Southern Cross) as if the companies had combined at the beginning of each period presented:
	Pro forma
	Year Ended December 31,
	2000* (As revised)	1999 (As revised)

Revenue	$957,800	$977,300
Net income	48,400	$600
Basic EPS	$1.38	$.02
Diluted EPS	$1.32	$.02

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

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:
(Shares in thousands)	For the years ended December 31,
	2000	1999	1998
Average shares outstanding-basic	35,000	27,745	25,567
Stock options	440	359	222
Warrants	----	----	490
Convertible notes	12,039	--	----
Average shares outstanding-diluted	47,479	28,104	26,279

     The amount of dilution attributable to the stock options and warrants determined by the treasury stock method depends on the average market price of the Company's common stock for each period.

     The 05 Notes issued in March 1998, convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS using the if-converted method for the year ended December 31, 2000. The if-converted method was antidilutive for the years ended December 31, 1999, and December 31, 1998 and therefore the shares attributable to the 05 Notes were not included in the diluted EPS calculation.

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

     A reconciliation of net income used for basic to diluted EPS is as follows:

	2000	1999	1998

Net income - basic	$55,508	$29,992	$22,781
Adjustments under the if-converted method, net of tax	14,999	--	----
Adjusted net income - diluted	$70,507	$29,992	$22,781

8.     Accounts Receivable, Net:
Accounts receivable consist of the following:	December 31,
	2000	1999

Accounts receivable, trade	$234,086	$166,772
Other	15,188	7,918
	249,274	174,690
Less, allowances for doubtful accounts	5,741	6,164
	$243,533	$168,526

     The allowance for doubtful accounts for the three years ended December 31, consisted of the following:
	2000	1999	1998

Balance at January 1,	$6,164	$6,270	$5,205
Provision for doubtful accounts	892	995	1,032
Reductions for accounts written off	(462)	(303)	(175)
Translation and other	(853)	(798)	208
Balance at December 31,	$5,741	$6,164	$6,270

9.     Inventories:

     Inventories consist of the following:
	December 31,
	2000	1999

Finished product	$159,540	$101,137
Work-in-process	32,936	28,938
Raw materials	60,562	37,906
	$253,038	$167,981

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

13.   Income Taxes:

     Domestic and foreign income before income taxes was $23,852 and $51,832 respectively in 2000, $18,589, and $27,597, respectively in 1999, and $26,041 and $10,687, respectively in 1998. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:
	Years Ended December 31,
	2000	1999	1998

Current
Federal	$9,413	$5,034	$7,604
Foreign	13,369	16,780	4,224
State	1,901	502	1,537
	24,683	22,317	13,365
Deferred
Federal	(752)	(1,508)	(352)
Foreign	(3,136)	(3,963)	930
State	(619)	(651)	(86)
	(4,507)	(6,122)	492
Provision for income taxes	$20,176	$16,194	$13,857

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:
	Years Ended December 31,
	2000	1999	1998

Statutory U.S. federal rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.1%	(0.4%)	2.6%
Lower taxes on foreign earnings, net	(13.5%)	(6.9%)	(5.5%)
Tax credits	(0.7%)	(1.5%)	(1.3%)
Non-deductible costs, principally amortization of intangibles related to acquired companies	6.4%	7.4%	6.0%
Non-deductible in-process R&D	---	---	1.8%
Other, net	(1.6%)	1.5%	(0.8%)
Effective rate	26.7%	35.1%	37.8%

Deferred tax liabilities (assets) are comprised of the following:
	Years Ended December 31,
	2000	1999

Accelerated depreciation and amortization for income tax purposes	$22,252	$22,047
Excess of book basis of acquired assets over tax basis	15,189	18,124
Difference between inventory valuation methods used for book and tax purposes	2,024	2,888
Other	475	824
Gross deferred tax liabilities	39,940	43,883

Accrued liabilities and other reserves	(5,852)	(5,121)
Pension liabilities	(1,972)	(1,766)
Loss carryforwards	(5,818)	(3,846)
Deferred income	(328)	(815)
Other	(2,186)	(2,502)
Gross deferred tax assets	(16,156)	(14,050)

Deferred tax assets valuation allowance	1,358	1,116

Net deferred tax liabilities	$25,142	$30,949

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

     The Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123, the reported net income would have been reduced to the pro forma amounts for the years ended December 31, 2000, 1999 and 1998 as indicated below:
	2000	1999	1998
Net income:
As reported	$55,508	$29,992	$22,781
Pro forma	$51,090	$27,337	$20,997

Basic earnings per share:
As reported	$1.59	$1.08	$.89
Pro forma	$1.46	$.99	$.82

Diluted earnings per share:
As reported	$1.49	$1.07	$.87
Pro forma	$1.39	$.97	$.80

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

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2000
Human Pharmaceuticals
IPD	$309,296	$41,697		$523,100	$26,429	$11,988
USPD	233,008	26,400		241,800	8,316	9,976
FCD	62,692	25,518		80,500	5,498	9,825
	604,996	93,615		845,400	40,243	31,789
Animal Pharmaceuticals
AHD (d)	286,985	52,289	(a)	581,476	19,232	22,106
AAHD	13,903	(3,179)		24,400	851	2,393
	300,888	49,110		605,876	20,083	24,499
Unallocated	---	(18,540)		159,159	4,510	15,800
Eliminations	(5,090)	112		---	---	---
	$900,794	$124,297		$1,610,435	$64,836	$72,088
1999
Human Pharmaceuticals
IPD	$303,253	$35,562		$579,005	$22,750	$14,233
USPD	197,301	16,562		201,198	7,618	7,433
FCD	60,806	23,131		72,535	5,904	5,367
	561,360	75,255		852,738	36,272	27,033
Animal Pharmaceuticals
AHD (d)	143,028	26,671		186,150	8,853	4,184
AAHD	16,051	(2,464)	(b)	20,593	1,071	593
	159,079	24,207		206,743	9,924	4,777
Unallocated	-	(15,274)		92,375	4,222	1,925
Eliminations	(4,429)	(278)		---	---	---
	$716,010	$83,910		$1,151,856	$50,418	$33,735
1998
Human Pharmaceuticals
IPD	$193,106	$ 7,971	(c)	$379,217	$11,460	$14,913
USPD	178,785	11,061		209,243	8,063	6,807
FCD	53,048	17,526		85,409	5,301	3,643
	424,939	36,558		673,869	24,824	25,363
Animal Pharmaceuticals
AHD (d)	162,041	35,455		148,655	8,578	2,864
AAHD	18,963	3,623		19,850	1,044	815
	181,004	39,078		168,505	9,622	3,679
Unallocated	-	(12,695)		65,132	3,674	2,336
Eliminations	(5,661)	(290)		---	---	----
	$600,282	$62,651		$907,506	$38,120	$31,378

  2000 AHD includes one-time charges ($1,400) related to the acquisition of Roche MFA.

  1999 AAHD includes management actions - See Note 6.

  1998 IPD includes one-time charges ($3,600) related to the acquisition of Cox Pharmaceuticals.

  AHD revenue and operating income are revised. See Note. 2B.

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2000	1999	1998	2000	1999	1998

United States(e)	$470,071	$347,054	$334,185	$401,200	$210,886	$196,745
Norway	72,800	79,984	86,019	73,700	80,596	85,719
Denmark	46,100	45,909	52,565	52,500	58,811	57,144
United Kingdom	116,200	124,282	73,258	173,900	190,733	196,669
Germany	75,000	52,646	11,690	129,100	148,696	394

Other foreign (primarily Europe)	120,623	66,135	42,565	129,063	43,649	23,170
	$900,794	$716,010	$600,282	$959,463	$733,371	$559,841

(e) United States revenues are revised - See Note 2B.

23.   Selected Quarterly Financial Data (unaudited)(e):`
	First Quarter		Second Quarter		Third Quarter
2000	Reported	Revised	Reported	Revised	Reported	Revised
Total revenue	$186,078	$188,817	$224,039	$214,835	$252,634	$249,584
Gross profit	$89,036	$91,240	$100,082	$95,210	$113,173	$111,016
Net income	$10,365	$11,709	$9,044 (b)	$6,072(b)	$20,295	$18,979
Earnings per common share (a):
Basic	$.35	$.40	$.28	$.19	$.54	$.50
Diluted	$.33	$.37	$.27	$.18	$.48	$.45
2000	Fourth Quarter		Total Year
	Reported	Revised	Reported	Revised
Total revenue	$256,772	$247,558	$919,523	$900,794
Gross Profit	$107,707	$103,295	$409,998	$400,761
Net income	$21,439	$18,748	$61,143	$55,508
Earnings per common share (a):
Basic	$.53	$.47	$1.75	$1.59
Diluted	$.48	$.43	$1.60	$1.49

	First Quarter		Second Quarter		Third Quarter
1999	Reported	Revised	Reported	Revised	Reported	Revised
Total revenue	$155,949	$154,193	$162,217	$158,648	$199,829	$198,199
Gross profit	$68,008	$66,744	$73,160	$70,639	$92,857	$91,366
Net income	$7,198	$6,427	$7,368	$5,830	$10,373(c)	$9,463(c)
Earnings per common share (d):
Basic	$.26	$.24	$.27	$.21	$.38	$.34
Diluted	$.26	$.23	$.26	$.21	$.35	$.33

1999	Fourth Quarter		Total Year
	Reported	Revised	Reported	Revised
Total revenue	$214,448	$204,970	$732,443	$716,010
Gross Profit	$106,102	$99,936	$340,127	$328,685
Net income	$12,033(c)	$8,272(c)	$36,972	$29,992
Earnings per common share (d):
Basic	$.42	$.29	$1.33	$1.08
Diluted	$.38	$.28	$1.27	$1.07

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

  Revised amounts relate to the Animal Health Division - See Note 2B.