Form 10-Q/A
period 2000-03-31
ALPHARMA INC
filed 2001-12-21
CIK 730469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2 to

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

YES X	NO ______

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 28, 2000:

Class A Common Stock, $.20 par value -- 20,252,091 shares;
Class B Common Stock, $.20 par value -- 9,500,000 shares.

This amendment on the Form 10-Q of Alpharma Inc. (the "Company") is being filed solely to reflect changes necessitated by the Company's revision of its audited financial statements for the years ended December 31, 1998, 1999 and 2000 and the first two quarters of 2001. Items 1, 2 and 3 of Part 1 are the only items being amended hereby, and such amendments relate only to the revised financial statements. In all other respects, this amendment presents information as of the original date of the Form 10-Q. Items not being amended are presented for the convenience of the reader only.

ALPHARMA INC.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet (Revised)
as of March 31, 2000 and December 31, 1999	3

Consolidated Statement of Income (Revised) for
the Three Months Ended March 31, 2000 and 1999	4

Consolidated Condensed Statement of Cash
Flows (Revised) for the Three Months Ended
March 31, 2000 and 1999	5

Notes to Consolidated Condensed Financial Statements	6-14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15-17

Item 3. Quantitative and Qualitative Disclosures about Market Risk	18

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

ALPHARMA INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEET

(In thousands of dollars)

(Unaudited)

	March 31,
	2000	December 31,
ASSETS	(Revised)	1999
Current assets:
Cash and cash equivalents	$ 12,841	$ 17,655
Accounts receivable, net	151,591	168,526
Inventories	184,153	167,981
Prepaid expenses and other current assets	18,158	19,300

Total current assets	366,743	373,462

Property, plant and equipment, net	239,114	244,413
Intangible assets, net	472,263	488,958
Other assets and deferred charges	46,814	45,023
Total assets	$1,124,934	$1,151,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 13,969	$ 9,111
Short-term debt	3,980	4,289
Accounts payable and accrued expenses	123,461	135,281
Accrued and deferred income taxes	12,068	15,595
Total current liabilities	153,478	164,276

Long-term debt:
Senior	214,739	225,110
Convertible subordinated notes, including $67,850
to related party	368,396	366,674
Deferred income taxes	33,920	35,065
Other non-current liabilities	15,887	17,208

Stockholders' equity:
Class A Common Stock	4,101	4,078
Class B Common Stock	1,900	1,900
Additional paid-in-capital	301,043	297,780
Accumulated other comprehensive loss	(52,350)	(34,201)
Retained earnings	90,521	80,150
Treasury stock, at cost	(6,701)	(6,184)
Total stockholders' equity	338,514	343,523
Total liabilities and stockholders' equity	$1,124,934	$1,151,856

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
	(Revised)	(Revised)

Total revenue	$188,817	$154,193
Cost of sales	97,577	87,449
Gross profit	91,240	66,744
Selling, general and administrative expenses	63,097	50,071
Operating income	28,143	16,673
Interest expense	(10,860)	(7,466)
Other, net	948	943
Income before provision for income taxes	18,231	10,150
Provision for income taxes	6,522	3,723
Net income	$11,709	$ 6,427
Earnings per common share:
Basic	$ 0.40	$ 0.24
Diluted	$ 0.37	$ 0.23
Dividend per common share	$ .045	$ .045

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2000	1999
	(Revised)	(Revised)

Operating Activities:
Net income	$11,709	$ 6,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,368	10,582
Interest accretion on convertible debt	1,722	--
Changes in assets and liabilities:
Decrease in accounts receivable	14,190	20,170
(Increase) decrease in inventory	(19,326)	(7,892)
(Decrease) in accounts payable, accrued expenses
and taxes payable	(10,846)	(4,273)
Other, net	(1,091)	(870)
Net cash provided by operating activities	10,726	24,144

Investing Activities:
Capital expenditures	(8,031)	(6,739)
Loans to Ascent Pediatrics	(1,500)	(4,000)
Purchase of intangible assets	(3,441)	-
Net cash used in investing activities	(12,972)	(10,739)

Financing Activities:
Dividends paid	(1,338)	(1,247)
Proceeds from senior long-term debt	--	187,000
Reduction of senior long-term debt	(3,266)	(187,673)
Net repayments under lines of credit	(246)	(22,777)
Payments for debt issuance costs	--	(3,104)
Proceeds from issuance of common stock	2,682	11,011
Purchase of treasury stock	(517)	-
Net cash used in financing activities	(2,685)	(16,790)

Exchange Rate Changes:
Effect of exchange rate changes on cash	(543)	(824)
Income tax effect of exchange rate changes on
intercompany advances	660	1,061
Net cash flows from exchange rate changes	117	237

Decrease in cash	(4,814)	(3,148)

Cash and cash equivalents at beginning of year	17,655	14,414
Cash and cash equivalents at end of period	$ 12,841	$ 11,266

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

1B.   Revision of Financial Statements

In October 2001 the Company announced that it would revise its financial statements. The revision affected the timing of recognition of revenue for certain sales of the Company's Animal Health Division for 1998, 1999, 2000 and the first two quarters of 2001. The revision results predominately from a required modification in recognizing revenue for specific customer orders in 1998, 1999 and 2000 from the time the order was segregated by third party warehouses and billed, to a subsequent period when the order was delivered.

A summary of the effects of the adjustments on the accompanying balance sheet as of March 31, 2000 and statements of income for the three month periods ended March 31, 2000 and 1999 follows:
	March 31, 2000
	Reported	Revised
ASSETS:
Accounts receivable	$169,587	$151,591
Inventory	177,740	184,153
Other current assets	26,482	30,999
Current assets	373,809	366,743

Non current assets	758,191	758,191

Total assets	$1,132,000	$1,124,934

LIABILITIES AND EQUITY:
Current liabilities	$153,478	$153,478

Long-term debt	583,135	583,135
Deferred taxes and other	49,807	49,807

Retained earnings	97,587	90,521
Stockholders' equity	247,993	247,993

Total liabilities & equity	$1,132,000	$1,124,934

	Three Months Ended March 31, 2000		Three Months Ended March 31, 1999
	Reported	Revised	Reported	Revised

Total revenue	$186,078	$188,817	$155,949	$154,193
Cost of sales	97,042	97,577	87,941	87,449
Gross profit	89,036	91,240	68,008	66,744
Selling, general & administrative expenses	63,097	63,097	50,071	50,071
Operating income	25,939	28,143	17,937	16,673
Interest expense	(10,860)	(10,860)	(7,466)	(7,466)
Other, net	948	948	943	943
Income before provision for income taxes	16,027	18,231	11,414	10,150
Provision for income taxes	5,662	6,522	4,216	3,723
Net income	$ 10,365	$ 11,709	$ 7,198	$ 6,427
Earnings per common share:
Basic	$0.35	$0.40	$0.26	$0.24
Diluted	$0.33	$0.37	$0.26	$0.23

2.   Inventories

    Inventories consist of the following:

	March 31, 2000	December 31, 1999
Finished product	$108,194	$101,137
Work-in-process	28,194	28,938
Raw materials	47,765	37,906
	$184,153	$167,981

3.   Long-Term Debt

Long-term debt consists of the following:
	March 31,	December 31,
Senior debt:	2000	1999
U.S. Dollar Denominated:
1999 Revolving Credit Facility (7.4 - 7.7%)	$177,500	$180,000
Industrial Development Revenue Bonds	9,130	9,130
Other, U.S.	142	172

Denominated in Other Currencies:
Mortgage notes payable (NOK)	36,372	38,521
Bank and agency development loans (NOK)	5,564	6,398
Total senior debt	228,708	234,221

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	175,546	173,824
5.75% Convertible Subordinated Notes due 2005	125,000	125,000
5.75% Convertible Subordinated
Note due 2005 - Industrier Note	67,850	67,850
Total subordinated debt	368,396	366,674

Total long-term debt	597,104	600,895
Less, current maturities	13,969	9,111
	$583,135	$591,784

4.   Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended
	March 31 2000	March 31, 1999

Average shares outstanding - basic	29,626	27,255
Stock options	325	430
Convertible debt	12,039	--
Average shares outstanding - diluted	41,990	27,685

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

The numerator for the calculation of basic EPS is net income for all periods. The numerator for diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the Notes.

A reconciliation of revised net income used for basic to diluted EPS is as follows:
	Three Months Ended
	March 31, 2000	March 31, 1999

Net income - basic	$11,709	$6,427
Adjustments under the if- converted method, net of tax	3,750	--
Adjusted net income - diluted	$15,459	$6,427

5.   Supplemental Data
	Three Months Ended
	March 31 2000	March 31, 1999
Other income (expense), net:
Interest income	$ 396	$ 186
Foreign exchange gains (losses), net	189	(297)
Amortization of debt costs	(493)	(279)
Litigation/Insurance settlements	483	1,000
Income from joint venture carried at equity	503	300
Other, net	(130)	33
	$ 948	$ 943

Supplemental cash flow information:

Cash paid for interest (net amount capitalized)	$7,274	$3,521
Cash paid for income taxes (net of refunds)	$7,732	$5,648

6.   Reporting Comprehensive Income

SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $6,440 and $7,880 for the three months ended March 31, 2000 and 1999, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

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

Pro forma Information:

The following unaudited pro forma information on results of operations assumes the purchase of all businesses discussed above as if the companies had combined at the beginning of 1999:

Pro Forma
Three Months Ended March 31,
1999

Revenue	$176,944
Net income	$6,241
Basic EPS	$0.24
Diluted EPS	$0.22

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

	Three Months Ended March 31,
	2000		1999		2000		1999
	Revenues				Income

IPD	$85,151		$60,145		$14,603		$5,457
USPD	43,859		39,436		3,534		2,121
FCD	15,859		15,433		5,868		5,754
AHD (1)	42,114		37,905		10,301		7,702
AAHD	2,981		2,112		(1,289)		(920)
Unallocated and eliminations	(1,147)		(838)		(3,926)		(2,498)
	$188,817	(1)	$154,193	(1)
Interest expense					(10,860)		(7,466)
Pretax income					$18,231	(1)	$10,150	(1)

(1)   Revised

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

Due to the timing of the closing, balance sheet and income statement information for the acquired business as of March 31, 2000 is not presently available. The Company estimates the purchase will result in the following consolidated elements of financial position compared to March 31, 2000:
	Alpharma Inc.
(Dollars in millions)	Pre-Acquisition	Post-Acquisition

Total assets	$1,124.9	$1,417.5

Long- term debt	$583.1	$875.7

Stockholders' equity	$338.5	$338.5

Audited financial statements for MFA and the required pro-forma statements for 1999 were presented as required in a Form 8-K filed in May of 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(All amounts have been revised as appropriate. See Note 1B to the Condensed Financial Statements.)

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

Results of Operations - Three Months Ended March 31, 2000

Total revenue increased $34.6 million (22.5%) in the three months ended March 31, 2000 compared to 1999. Operating income in 2000 was $28.1 million, an increase of $11.5 million, compared to 1999. Net income was $11.7 million ($.37 per share diluted) compared to $6.4 million ($.23 per share diluted) in 1999.

Revenues increased in the Human Pharmaceuticals business by $29.9 million and in the Animal Pharmaceuticals business by $5.1 million. The increase in revenues was reduced by over $4.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD. Changes in revenue and major components of change for each division in the three month period ended March 31, 2000 compared to March 31, 1999 are as follows:

Revenues in IPD increased by $25.0 million due primarily to the 1999 acquisitions ($17.6 million) and higher pricing in the U.K. offset partially by effects of currency translation. The pricing in the U.K. market was higher relative to the first quarter of 1999, but was relatively flat compared to the third and fourth quarters of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to conditions affecting the market which are not expected to continue through the second half of 2000. In this regard, the UK government has publicly proposed a reduction in the prices of certain generic drugs using late 1998 / early 1999 as a reference period. There is presently an ongoing comment period during which the Company, working through its trade association, is presenting certain key factors, including substantial government-imposed cost increases, that it believes should be taken into consideration in any final regulation. It is anticipated that formal regulations will be implemented later this year.(See also Note 7 to the consolidated condensed financials). USPD revenues increased $4.4 million due to volume increases in new and existing products offset slightly by lower net pricing. Revenues in FCD increased by $.4 million due mainly to volume increases in vancomycin. AHD revenues increased $4.2 million mainly due to 1999 acquisitions. AAHD sales increased by $.9 million primarily due to their 1999 acquisition of Vetrepharm.

On a consolidated basis, gross profit increased $24.5 million and the gross margin percent increased to 48.3% in 2000 compared to 43.3% in 1999.

A major portion of the increase in dollars and percentage results from the 1999 acquisitions (primarily Isis), higher pricing in the U.K. IPD market and to a lesser extent sales of new products in USPD. Partially offsetting increases were volume decreases, certain IPD markets, and the effects of foreign currency translation.

Operating expenses increased $13.0 million and represented 33.4% of revenues in 2000 compared to 32.5% in 1999. Most of the increase is attributable to the 1999 acquisitions (primarily Isis). Other increases included professional and consulting expenses for strategic planning and acquisitions, and annual increases in compensation including increased incentive programs.

Operating income increased $11.5 million (68.8%). IPD accounted for the majority of the increase primarily due to higher pricing in the U.K. market and to a lesser extent the Isis acquisition. Increases recorded by AHD, USPD and to a lesser extent by FCD due to increased volume were partially offset by increased operating expenses.

Interest expense increased in 2000 by $3.4 million due primarily to debt incurred to finance the 1999 acquisitions and to a lesser extent, higher interest rates in 2000.

Financial Condition

Working capital at March 31, 2000 was $213.3 million compared to $209.2 million at December 31, 1999. The current ratio was 2.39 to 1 at March 31, 2000 compared to 2.27 to 1 at year end. Long-term debt to stockholders' equity was 1.72:1 at March 31, 2000 and December 31, 1999.

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

27.   Financial Data Schedule (electronic filing only)

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
Alpharma Inc.
(Registrant)

Date: December 21, 2001	/s/ Jeffrey E. Smith
Jeffrey E. Smith
Vice President, Finance and
Chief Financial Officer