Form 10-Q/A
period 2000-06-30
ALPHARMA INC
filed 2001-12-21
CIK 730469

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

ALPHARMA INC.
INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet (revised) as of June 30, 2000
and December 31, 1999	3

Consolidated Statement of Income (revised) for the Three and Six Months
Ended June 30, 2000 and 1999	4

Consolidated Condensed Statement of Cash Flows (revised) for the
Six Months Ended June 30, 2000 and 1999	5

Notes to Consolidated Condensed Financial Statements	6-16

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	17-22

Item 3.Quantitative and Qualitative Disclosures about Market Risk	22

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders of	23
Security Holders

Item 6. Exhibits and reports on Form 8-K	23

Signatures	24

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	June 30,
	2000	December 31,
	(Revised)	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 22,046	$ 17,655
Accounts receivable, net	184,233	168,526
Inventories	246,541	167,981
Prepaid expenses and other current assets	20,982	19,300

Total current assets	473,802	373,462

Property, plant and equipment, net	321,529	244,413
Intangible assets, net	635,061	488,958
Other assets and deferred charges	48,211	45,023
Total assets	$1,478,603	$1,151,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 15,038	$ 9,111
Short-term debt	26,296	4,289
Accounts payable and accrued expenses	148,520	135,281
Accrued and deferred income taxes	10,289	15,595
Total current liabilities	200,143	164,276

Long-term debt:
Senior	335,846	225,110
Convertible subordinated notes,
including $67,850 to related party	370,119	366,674
Deferred income taxes	33,386	35,065
Other non-current liabilities	17,584	17,208

Stockholders' equity:
Class A Common Stock	5,132	4,078
Class B Common Stock	1,900	1,900
Additional paid-in-capital	492,292	297,780
Accumulated other comprehensive loss	(65,878)	(34,201)
Retained earnings	95,022	80,150
Treasury stock, at cost	(6,943)	(6,184)
Total stockholders' equity	521,525	343,523
Total liabilities and stockholders' equity	$1,478,603	$1,151,856

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(Revised)	(Revised)	(Revised)	(Revised)
Total revenue	$214,835	$158,648	$403,652	$312,841
Cost of sales	119,625	88,009	217,202	175,458
Gross profit	95,210	70,639	186,450	137,383
Selling, general and administrative expenses	68,293	52,743	131,390	102,814
Operating income	26,917	17,896	55,060	34,569
Interest expense	(13,053)	(8,857)	(23,913)	(16,323)
Other, net	(4,857)	(22)	(3,909)	921
Income before provision for income taxes	9,007	9,017	27,238	19,167
Provision for income taxes	2,935	3,187	9,457	6,910
Net income	$ 6,072	$ 5,830	$17,781	$12,257
Earnings per common share:
Basic	$ 0.19	$ 0.21	$ 0.57	$ 0.45
Diluted	$ 0.18	$ 0.21	$ 0.56	$ 0.44
Dividends per common share	$ 0.045	$ 0.045	$ 0.09	$ 0.09

The accompanying notes are an integral part

of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2000 (Revised)	1999 (Revised)
Operating Activities:
Net income	$17,781	$12,257
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	31,257	21,893
Interest accretion on convertible debt	3,445	512
Changes in assets and liabilities,
net of effects from business acquisitions:
(Increase)decrease in accounts receivable	(19,823)	16,333
(Increase) in inventory	(44,863)	(21,220)
Increase (decrease) in accounts payable,
accrued expenses and taxes payable	14,016	(5,429)
Other, net	798	768
Net cash provided by operating activities	2,611	25,114

Investing Activities:
Capital expenditures	(26,700)	(15,050)
Loans to Ascent Pediatrics	(1,500)	(4,000)
Purchase of businesses and intangible
assets, net of cash acquired	(268,941)	(173,626)
Net cash used in investing activities	(297,141)	(192,676)

Financing Activities:
Dividends paid	(2,909)	(2,488)
Proceeds from sale of convertible subordinated debentures	--	170,000
Proceeds from senior long-term debt	93,850	277,000
Reduction of senior long-term debt	(4,446)	(278,858)
Net advances under lines of credit	22,168	4,020
Payments for debt issuance costs	(747)	(8,445)
Proceeds from issuance of common stock	193,434	14,431
Purchase of treasury stock	(759)	--
Net cash provided by financing activities	300,591	175,660

Exchange Rate Changes:
Effect of exchange rate changes on cash	(2,352)	(1,519)
Income tax effect of exchange rate changes on
intercompany advances	682	1,523
Net cash flows from exchange rate changes	(1,670)	4

Increase in cash	4,391	8,102
Cash and cash equivalents at beginning of year	17,655	14,414
Cash and cash equivalents at end of period	$ 22,046	$ 22,516

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

A summary of the effects of the adjustments on the accompanying balance sheet as of June 30, 2000 and statements of income for the three and six month periods ended June 30, 2000 and 1999 follows:
	June 30, 2000
	Reported	Revised
ASSETS:
Accounts receivable	$211,433	$184,233
Inventory	235,796	246,541
Other current assets	36,611	43,028
Current assets	483,840	473,802

Non current assets	1,004,801	1,004,801

Total assets	$1,488,641	$1,478,603

LIABILITIES AND EQUITY:
Current liabilities	$200,143	$200,143

Long-term debt	705,965	705,965
Deferred taxes and other	50,970	50,970

Retained earnings	105,060	95,022
Stockholders' equity	426,503	426,503

Total liabilities & equity	$1,488,641	$1,478,603

	Three Months Ended June 30, 2000		Six Months Ended June 30, 2000
	Reported	Revised	Reported	Revised

Total revenue	$224,039	$214,835	$410,117	$403,652
Cost of sales	123,957	119,625	220,999	217,202
Gross profit	100,082	95,210	189,118	186,450
Selling, general & administrative expenses	68,293	68,293	131,390	131,390
Operating income	31,789	26,917	57,728	55,060
Interest expense	(13,053)	(13,053)	(23,913)	(23,913)
Other, net	(4,857)	(4,857)	(3,909)	(3,909)
Income before provision for income taxes	13,879	9,007	29,906	27,238
Provision for income taxes	4,835	2,935	10,497	9,457
Net income	$ 9,044	$6,072	$19,409	$17,781

Earnings per common share:
Basic	$0.28	$0.19	$0.63	$0.57
Diluted	$0.27	$0.18	$0.60	$0.56

	Three Months Ended June 30, 1999		Six Months Ended June 30, 1999
	Reported	Revised	Reported	Revised

Total revenue	$162,217	$158,648	$318,166	$312,841
Cost of sales	89,057	88,009	176,998	175,458
Gross profit	73,160	70,639	141,168	137,383
Selling, general & administrative expenses	52,743	52,743	102,814	102,814
Operating income	20,417	17,896	38,354	34,569
Interest expense	(8,857)	(8,857)	(16,323)	(16,323)
Other, net	(22)	(22)	921	921
Income before provision for income taxes	11,538	9,017	22,952	19,167
Provision for income taxes	4,170	3,187	8,386	6,910
Net income	$ 7,368	$5,830	$14,566	$12,257

Earnings per common share:
Basic	$0.27	$0.21	$0.53	$0.45
Diluted	$0.26	$0.21	$0.52	$0.44

2. Inventories

Inventories consist of the following:

	June 30, 2000	December 31, 1999

Finished product	$152,360	$101,137
Work-in-process	32,371	28,938
Raw materials	61,810	37,906
	$246,541	$167,981

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

  Pro forma Information:

  The following unaudited pro forma information on results of operations assumes the purchase at the beginning of 1999 of all businesses discussed above as if the companies had been combined at such date:
	Proforma		Proforma
	Three Months Ended June 30,		Six Months Ended June 30,
	2000*	1999	2000*	1999

Revenue	$221,800	$233,500	$460,600	$463,900
Net income	$7,900	$200	$11,800	$(400)
Basic EPS	$0.24	$0.01	$0.38	$(0.01)
Diluted EPS	$0.24	$0.01	$0.37	$(0.01)

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

A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2000 (Revised)	June 30, 1999	June 30, 2000	June 30, 1999

Average shares outstanding - basic	32,475	27,503	31,050	27,379
Stock options	560	353	430	380
Convertible debt	--	--	6,744	--
Average shares outstanding - diluted	33,035	27,856	38,224	27,759

The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period.

Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for the six months ended June 30, 2000. The calculation of the assumed conversion was antidilutive for the three months ended June 30, 2000 and the three months and six months ended June 30, 1999.

In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were outstanding at June 30, 2000, but were not included in the computation of diluted EPS because the result was antidilutive for all periods presented.

The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income for the three months ended June 30, 2000 and the three months and six months ended June 30, 1999. The numerator for the six months ended June 30, 2000 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 Notes.

A reconciliation of revised net income used for basic to diluted EPS is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2000 (Revised)	June 30, 1999	June 30, 2000	June 30, 1999

Net income - basic	$6,072	$5,830	$17,781	$12,257
Adjustments under if - converted method, net of tax	--	--	3,622	--
Adjusted net income - diluted	$ 6,072	$5,830	$21,403	$12,257

6. Supplemental Data
	Three Months Ended		Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
Other income (expense), net:
Fees for bridge financing - MFA acquisition	$(4,730)	$ -	$(4,730)	$ -
Interest income	688	258	1,084	444
Foreign exchange gains (losses), net	(631)	29	(442)	(268)
Amortization of debt costs	(502)	(367)	(995)	(657)
Litigation/Insurance settlement	-	-	483	1,000
Income from joint venture carried at equity	455	348	958	648
Other, net	(137)	(290)	(267)	(246)
	$(4,857)	$ (22)	$(3,909)	$ 921
Supplemental cash flow information:
	Six Months Ended
	June 30, 2000	June 30, 1999

Cash paid for interest (net of amount capitalized)	$20,006	$13,226
Cash paid for income taxes (net of refunds)	$12,375	$ 7,660

Detail of businesses and intangibles acquired:
Fair value of assets	$298,941	$213,087
Seller financed debt - Roche	30,000	--
Liabilities assumed	--	38,558
Cash paid	268,941	174,529
Less cash acquired	--	903
Net cash paid for businesses and intangibles	$268,941	$173,626

7. Reporting Comprehensive Income

SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $7,456 and $3,421 for the three months ended June 30, 2000 and 1999, respectively. Total comprehensive loss amounted to approximately $13,896 and $11,301 for the six months ended June 30, 2000 and 1999. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

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
	Three Months Ended June 30,
	2000		1999		2000		1999
	Revenues				Operating Income

IPD	$76,862		$68,055		$ 12,581		$7,565
USPD	51,941		42,315		4,351		2,322
FCD	14,954		16,019		6,291		6,192
AHD (1)	68,123		29,912		8,611	*	5,979
AAHD	3,020		2,522		(1,108)		(920)
Unallocated and eliminations	(65)		(175)		(3,809)		(3,242)
	$214,835	(1)	$158,648	(1)	$ 26,917	(1)	$ 17,896	1)

	Six Months Ended June 30,
	2000		1999		2000		1999
	Revenues				Operating Income

IPD	$162,013		$128,200		$ 27,184		$13,022
USPD	95,800		81,751		7,885		4,443
FCD	30,813		31,452		12,159		11,946
AHD (1)	110,237		67,817		18,912	*	13,681
AAHD	6,001		4,634		(2,397)		(1,840)
Unallocated and eliminations	(1,212)		(1,013)		(8,683)		(6,683)
	$403,652	(1)	$312,841	(1)	$55,060	(1)	$ 34,569	1)

(1)   Revised

* AHD 2000 operating income includes one-time charges of $1,400 related to the acquisition of Roche MFA.

At December 31, 1999 AHD identifiable assets were $186,150. Due primarily to the acquisition of Roche MFA the identifiable assets of AHD at June 30, 2000 are approximately $540,000.

10.   Strategic Alliance

Ascent Loan Agreement and Option:

On February 4, 1999, the Company entered into a loan agreement with Ascent Pediatrics, Inc. ("Ascent") under which the Company will provide up to $40,000 in loans to Ascent to be evidenced by 71/2% convertible subordinated notes due 2005. Pursuant to the loan agreement, up to $12,000 of the proceeds of the loans can be used for general corporate purposes, with $28,000 of proceeds reserved for projects and acquisitions intended to enhance growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. As of June 30, 2000, the Company has advanced $12,000 to Ascent under the agreement and the loans are included as other assets.

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

(All amounts have been revised as set forth in Note 1B to the Condensed Financial Statements.)

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

The Company has integrated the operations of the 1999 acquisitions and MFA within the respective divisional operations in varying degrees. The MFA acquisition has been integrated to a greater extent because its assets, operations and personnel were immediately absorbed in existing AHD legal entities. The acquisitions and MFA, in particular, share with their respective divisions customers, R&D efforts, supply chain activities, and administrative support and have complementary product lines and sales forces. As a result the full incremental impact of the acquisitions is impractical to segregate objectively. The Company estimates acquisitions contributed revenues of approximately $59.0 million and $82.0 million, respectively, in the three and six months ended June 30, 2000.

The Company further estimates if the cost of financing necessary to make the acquisitions is considered both the quarter and six months ended June 30, 2000 were diluted to some extent by the aggregate acquisitions.

Results of Operations - Six Months Ended June 30, 2000

Total revenue increased $90.8 million (29%) in the six months ended June 30, 2000 compared to 1999. Operating income in 2000 was $55.1 million, an increase of $20.5 million, compared to 1999. Net income was $17.8 million ($.56 per share diluted) compared to $12.3 million ($.44 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of Class A Common stock in November 1999 and May 2000. The six months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $21.8 million ($.70 per share diluted).

Revenues increased in the Human Pharmaceuticals business by $47.2 million and in the Animal Pharmaceuticals business by $43.8 million. The increase in revenues was reduced by over $9.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

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

AHD revenues increased $42.4 million due to acquisitions primarily MFA. Adverse market and competitive conditions in a number of AHD's main markets caused volume reductions in certain ongoing products as the Company's marketing effort was focused on the newly acquired MFA products. AAHD revenues increased primarily due to the acquisition of Vetrepharm in November of 1999.

On a consolidated basis, gross profit increased $49.1 million and the gross margin percent increased to 46.2% in 2000 compared to 43.9% in 1999.

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

Operating expenses increased $28.6 million and represented 32.6% of revenues in 2000 compared to 32.9% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and Isis). Other increases included professional and consulting expenses for strategic planning and acquisitions, and a $.4 million charge for severance of existing AHD employees resulting from the combining of the sales forces of MFA and AHD.

Operating income increased $20.5 million (59.3%). IPD accounted for the majority of the increase primarily due to higher pricing in the U.K. market and to a lesser extent the Isis acquisition. Increased operating income recorded by USPD due to increased volume and in AHD due to the MFA acquisition were offset in part by lower volume in certain IPD and AHD markets.

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

Results of Operations - Three Months Ended June 30, 2000

Total revenue increased $56.2 million (35.4%) in the three months ended June 30, 2000 compared to 1999. Operating income in 2000 was $26.9 million, an increase of $9.0 million, compared to 1999. Net income was $6.1 million ($.18 per share diluted) compared to $5.8 million ($.21 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of stock in November 1999 and May 2000. The three months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May of 2000. Without the charges net income would have been $10.1 million ($.28 per share diluted).

Revenues increased in the Human Pharmaceuticals business by $17.4 million and in the Animal Pharmaceuticals business by $38.7 million. The increase in revenues was reduced by over $5.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

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

USPD revenues increased $9.6 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD decreased by $1.1 million due mainly to lower volume and currency translation. AHD revenues increased $38.2 million due primarily to the acquisition of MFA in May 2000. MFA sales were the primary focus of the marketing effort in the second quarter and volume in other core products and markets declined due to adverse market and competitive conditions and the strategy to manage product mix in favor of MFA products. AAHD sales increased $.5 million due mainly to the acquisition of Vetrepharm in 1999.

On a company-wide basis, gross profit increased $24.6 million and the gross margin percent declined slightly to 44.3% in 2000 compared to 44.5% in 1999.

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

Operating expenses increased $15.6 million and represented 31.8% of revenues in 2000 compared to 33.2% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and Isis). Also included is a $.4 million expense for severance of AHD employees primarily in selling and marketing due to the MFA acquisition.

On an overall basis operating income increased $9.0 million due to the acquisitions of MFA and Isis and increased volume in USPD, offset by the $1.4 million of acquisition charges in AHD.

Interest expense increased in 2000 by $4.2 million due primarily to debt incurred to finance the acquisitions and to a lesser extent, higher interest rates in 2000.

Other, net was $4.9 million expense in 2000 due to $4.7 million fees incurred as part of the Bridge Financing.

Financial Condition

Working capital at June 30, 2000 was $273.7 million compared to $209.2 million at December 31, 1999. The current ratio was 2.37 to 1 at June 30, 2000 compared to 2.27 to 1 at year end. Long-term debt to stockholders' equity was 1.35:1 at June 30, 2000 compared to 1.72:1 at December 31, 1999.

The Company's balance sheet changed substantially as a result of the acquisition and financing of MFA in May 2000. Accounts receivable and inventory each increased at June 30, 2000 by approximately $37.0 million in the AHD. Intangible assets and property, plant and equipment increased by over $220.0 million. The acquisition was ultimately financed principally by a sale of Class A Common stock of approximately $186.0 million with the balance of the MFA acquisition financed by long-term debt. Increased accounts payable and short-term debt financed the additional working capital required by MFA.

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

27   Data Schedule (electronic filing only)

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