Form 10-Q/A
period 2000-09-30
ALPHARMA INC
filed 2001-12-21
CIK 730469

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

ALPHARMA INC.

INDEX
Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet (revised) as of
September 30, 2000 and December 31, 1999	3

Consolidated Statement of Income (revised) for the
Three and Nine Months Ended September 30,
2000 and 1999	4

Consolidated Condensed Statement of Cash
Flows (revised) for the Nine Months Ended September 30,
2000 and 1999	5

Notes to Consolidated Condensed Financial Statements	6-17

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations	18-23

Quantitative and Qualitative Disclosures about Market Risk	24

PART II. OTHER INFORMATION

Item 4. Results of Votes of Security Holders	25

Item 6.Exhibits and reports on Form 8-K	25

Signatures	25

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)

	September 30, 2000 (Revised)	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 95,583	$ 17,655
Accounts receivable, net	240,000	168,526
Inventories	250,974	167,981
Prepaid expenses and other	20,131	19,300
Total current assets	606,688	373,462

Property, plant and equipment, net	324,119	244,413
Intangible assets, net	607,072	488,958
Other assets and deferred charges	62,619	45,023
Total assets	$1,600,498	$1,151,856

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$50,614	$ 9,111
Short-term debt	2,717	4,289
Accounts payable and accrued expenses	163,514	135,281
Accrued and deferred income taxes	16,698	15,595
Total current liabilities	233,543	164,276

Long-term debt:
Senior	129,997	225,110
Convertible subordinated notes,
including $67,850 to related party	371,826	366,674
Deferred income taxes	32,023	35,065
Other non-current liabilities	21,646	17,208

Stockholders' equity:
Class A Common Stock	6,193	4,078
Class B Common Stock	1,900	1,900
Additional paid-in-capital	791,105	297,780
Accumulated other comprehensive loss	(92,988)	(34,201)
Retained earnings	112,196	80,150
Treasury stock, at cost	(6,943)	(6,184)
Total stockholders' equity	811,463	343,523
Total liabilities and stockholders' equity	$1,600,498	$1,151,856

The accompanying notes are an integral part

of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999 (Revised)	2000	1999 (Revised)
Total revenue	$249,584	$198,199	$653,236	$511,040

Cost of sales	138,568	106,833	355,770	282,291

Gross profit	111,016	91,366	297,466	228,749

Selling, general and administrative expenses	71,757	64,664	203,147	167,478

Operating income	39,259	26,702	94,319	61,271

Interest expense	(11,324)	(11,257)	(35,237)	(27,580)

Other income (expense), net	(511)	(673)	(4,420)	248

Income before provision for income taxes	27,424	14,772	54,662	33,939

Provision for income taxes	8,445	5,309	17,902	12,219

Net income	$18,979	$9,463	$36,760	$21,720

Earnings per common share:
Basic	$ .50	$ .34	$ 1.11	$ .79
Diluted	$ .45	$ .33	$ 1.04	$ .78

Dividends per common share	$ .045	$ .045	$ .135	$ .135

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2000	1999 (Revised)
Operating Activities:
Net income	$36,760	$21,721
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	49,758	35,952
Stock option income tax benefits	6,189	1,631
Interest accretion on long-term debt	5,207	2,159
Changes in assets and liabilities, net of effects from
business acquisitions:
(Increase) in accounts receivable	(79,610)	4,284
(Increase)decrease in inventories	(53,854)	(18,617)
Increase in accounts payable, accrued
expenses and taxes payable	37,249	(1,138)
Other, net	1,494	2,929
Net cash provided by operating activities	3,193	48,921

Investing Activities:
Capital expenditures	(57,516)	(23,332)
Loans to Ascent Pediatrics	(1,500)	(7,000)
Purchase of businesses and intangible
assets, net of cash acquired	(268,711)	(203,408)
Net cash used in investing activities	(327,727)	(233,740)

Financing Activities:
Dividends paid	(4,715)	(3,726)
Proceeds from sale of convertible subordinated notes	--	170,000
Proceeds from senior long-term debt	128,000	317,000
Reduction of senior long-term debt	(206,241)	(279,619)
Net repayments under lines of credit	(1,072)	(15,609)
Payments for debt issuance costs	(747)	(8,757)
Proceeds from issuance of common stock	489,196	14,264
Purchase of treasury stock	(759)	-
Net cash provided by financing activities	403,662	193,553

Exchange Rate Changes:
Effect of exchange rate changes on cash	(2,913)	(965)
Income tax effect of exchange rate
changes on intercompany advances	1,713	1,122
Net cash flows from exchange rate changes	(1,200)	157

Increase in cash	77,928	8,891
Cash and cash equivalents at beginning of year	17,655	14,414
Cash and cash equivalents at end of period	$ 95,583	$ 23,305

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

A summary of the effects of the adjustments on the accompanying balance sheet as of September 30, 2000 and statements of income for the three and nine month periods ended September 30, 1999 follows. The revised income statements for the three and nine month periods in 2000 were previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2001.
	September 30, 2000
	Reported	Revised
ASSETS:
Accounts receivable, net	$270,250	$240,000
Inventories	239,336	250,974
Other current assets	108,455	115,714
Current assets	618,041	606,688

Non current assets	993,810	993,810

Total assets	$1,611,851	$1,600,498

LIABILITIES AND EQUITY:
Current liabilities	$233,543	$233,543

Long-term debt	501,823	501,823
Deferred taxes and other	53,669	53,669

Retained earnings	123,549	112,196
Stockholders' equity	699,267	699,267

Total liabilities & equity	$1,611,851	$1,600,498

	Three Months Ended September 30, 1999		Nine Months Ended September 30, 1999
	Reported	Revised	Reported	Revised

Total revenue	$199,829	$198,199	$517,995	$511,040
Cost of sales	106,972	106,833	283,970	282,291
Gross profit	92,857	91,366	234,025	228,749
Selling, general & administrative expenses	64,664	64,664	167,478	167,478
Operating income	28,193	26,702	66,547	61,271
Interest expense	(11,257)	(11,257)	(27,580)	(27,580)
Other, net	(673)	(673)	248	248
Income before provision for income taxes	16,263	14,772	39,215	33,939
Provision for income taxes	5,890	5,309	14,276	12,219
Net income	$ 10,373	$ 9,463	$ 24,939	$21,720

Earnings per common share:
Basic	$0.38	$0.34	$0.91	$0.79
Diluted	$0.35	$0.33	$0.88	$0.78

2. Inventories

Inventories consist of the following:

	September 30, 2000	December 31, 1999

Finished product	$158,528	$101,137
Work-in-process	32,173	28,938
Raw materials	60,273	37,906
	$250,974	$167,981

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

  Pro forma Information:

  The following unaudited pro forma information on results of operations assumes the purchase at the beginning of 1999 of all businesses discussed above as if the companies had been combined at such date:
	Proforma	Proforma
	Three Months Ended September 30,	Nine Months Ended September 30,
	1999	2000*	1999

Revenue	$254,800	$710,300	$719,100
Net income	$3,100	$29,500	$1,600
Basic EPS	$0.11	$0.89	$0.06
Diluted EPS	$0.11	$0.86	$0.06

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

6. Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended		Nine Months Ended
	Sept 30, 2000	Sept 30, 1999	Sept 30, 2000	Sept 30, 1999

Average shares outstanding - basic	37,615	27,555	33,255	27,439
Stock options	689	393	487	375
Convertible debt	12,039	6,744	6,744	--
Average shares outstanding - diluted	50,343	34,692	40,486	27,814

The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period.

Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for all periods except for the nine months ended September 30, 1999 where the result was anitdilutive.

In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were included in the computation of diluted EPS for the three month period in 2000. The calculation of the assumed conversion was not included for the three and nine months periods in 1999 and the nine month period in 2000 because the result was antidilutive.

The numerator for the calculation of basic EPS is net income for all periods. The numerator for diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and the 06 Notes when applicable.

A reconciliation of net income used for basic to diluted EPS is as follows:
	Three Months Ended		Nine Months Ended
	Sept 30, 2000	Sept 30, 1999	Sept 30, 2000	Sept 30, 1999

Net income - basic	$18,979	$ 9,463	$36,760	$21,720
Adjustments under if - converted method, net of tax	3,750	1,855	5,433	--
Adjusted net income - diluted	$22,729	$11,318	$42,193	$21,720

7. Supplemental Data
	Three Months Ended		Nine Months Ended
	Sept 30, 2000	Sept 30, 1999	Sept 30, 2000	Sept 30, 1999
Other income (expense), net:
Fees for bridge financing - MFA acquisition	$--	$--	$(4,730)	$ -
Interest income	1,259	260	2,343	704
Foreign exchange gains (losses), net	(1,526)	(622)	(1,968)	(890)
Amortization of debt costs	(540)	(498)	(1,535)	(1,155)
Litigation/Insurance settlement	-	-	483	1,000
Income from joint venture carried at equity	348	286	1,306	934
Other, net	(52)	(99)	(319)	(345)
	$(511)	$ (673)	$(4,420)	$ 248

Supplemental cash flow information:
	Nine Months Ended
	Sept 30, 2000	Sept 30, 1999

Cash paid for interest (net of amount capitalized)	$28,124	$19,986
Cash paid for income taxes (net of refunds)	$15,533	$ 9,018

Detail of businesses and intangibles acquired:
Fair value of assets	$298,711	$252,810
Seller financed debt - Roche	30,000	-
Liabilities assumed	--	43,482
Cash paid	268,711	209,328
Less cash acquired	--	5,920
Net cash paid for businesses and intangibles	$268,711	$203,408

8. Reporting Comprehensive Income

SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(8,131) and $25,671 for the three months ended September 30, 2000 and 1999, respectively. Total comprehensive income (loss) amounted to approximately $(22,027) and $14,370 for the nine months ended September 30, 2000 and 1999. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

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

	Three Months Ended September 30,
2000	1999		2000	1999
	Revenues			Operating Income

IPD	$73,500	$84,057		$ 8,236	$11,716
USPD	68,076	59,421		11,166	7,555
FCD	16,509	15,331		6,432	5,773
AHD	87,450	35,732	(1)	16,722	6,615	(1)
AAHD	6,622	5,383		1,951	(211)
Unallocated and eliminations	(2,573)	(1,725)		(5,248)	(4,746)
	$249,584	$198,199	(1)	$ 39,259	$ 26,702	(1)

	Nine Months Ended September 30,
2000	1999		2000	1999
	Revenues			Operating Income

IPD	$235,513	$212,257		$ 35,420	$24,738
USPD	163,876	141,172		19,051	11,998
FCD	47,322	46,783		18,591	17,719
AHD	197,687	103,549	(1)	35,634	20,296	(1)
AAHD	12,623	10,017		(446)	(2,051)
Unallocated and eliminations	(3,785)	(2,738)		(13,931)	(11,429)
	$653,236	$511,040	(1)	$94,319	$ 61,271	(1)

  Revised

* AHD 2000 operating income includes one-time charges of $1,400 related to the acquisition of Roche MFA.

At December 31, 1999 AHD identifiable assets were $190,400. Due primarily to the acquisition of Roche MFA the identifiable assets of AHD at September 30, 2000 are approximately $580,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(All amounts for prior years have been revised as set forth in Note 1B to the Condensed Financial Statements.)

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

•      On May 3, 2000, the Company's AHD purchased the Medicated Feed Additive Business of Roche Ltd. ("MFA") for a cash payment of $258.0 million and the issuance of a $30.0 million promissory note to Roche. The acquisition was initially financed under a $225.0 million bridge financing agreement ("Bridge Financing") and existing credit agreements.

•      On May 12, 2000, the Company sold 4,950,000 shares of Class A common stock and received proceeds of approximately $185.6 million which were used to repay a portion of the Bridge Financing.

•      In June 2000, the Company signed an amendment to its 1999 Credit Facility and increased the facility by $100.0 million. Upon the completion of the amendment the Company borrowed the necessary funds and repaid and terminated the Bridge Financing.

•      In August 2000, the Company sold 5,000,000 shares of Class A Common stock and received net proceeds of approximately $287.3 million. The proceeds were used to pay down existing line of credit and other short-term debt with the balance being invested in money market instruments.

The acquisition of the MFA, the 1999 acquisitions by IPD and AHD, and the financing required to complete the acquisitions affect most comparisons of 2000 results to 1999. The year to date results for 2000 include one-time charges incurred in the second quarter related to the MFA acquisition of $6.1 million ($4.0 million after tax or $.09 per share diluted).

The Company has integrated the operations of the 1999 acquisitions and MFA within the respective divisional operations in varying degrees. The MFA acquisition has been integrated to a greater extent because its assets, operations and personnel were immediately absorbed in existing AHD legal entities. The MFA, in particular, and to a lesser extent the other acquisitions share with their respective divisions customers, R&D efforts, supply chain activities, and administrative support and have complementary product lines and sales forces. As a result the full incremental impact of the acquisitions is impractical to segregate. The Company estimates acquisitions contributed revenues of approximately $55.0 million and $137.0 million, respectively, in the three and nine months ended September 30, 2000.

Results of Operations - Nine Months Ended September 30, 2000

Total revenue increased $142.2 million (27.8%) in the nine months ended September 30, 2000 compared to 1999. Operating income in 2000 was $94.3 million, an increase of $33.0 million, compared to 1999. Net income was $36.8 million ($1.04 per share diluted) compared to $21.7 million ($.78 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of Class A Common stock in November 1999, May 2000, and August 2000. The nine month period ended September 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.09 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $40.8 million ($1.13 per share diluted).

Revenues increased in the Human Pharmaceuticals business by $46.5 million and in the Animal Pharmaceuticals business by $96.7 million. The aggregate increase in revenues was reduced by over $21.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

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

AHD revenues increased $94.1 million due to acquisitions primarily MFA. Adverse market and competitive conditions in a number of AHD's main markets caused volume and to a lesser extent price reductions in certain ongoing products. AAHD revenues increased due to new product introductions and the acquisition of Vetrepharm in November of 1999.

On a consolidated basis, gross profit increased $68.7 million and the gross margin percent increased marginally to 45.5% in 2000 compared to 44.8% in 1999.

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

Operating expenses increased $35.7 million and represented 31.1% of revenues in 2000 compared to 32.8% in 1999. The dollar increase is attributable to the acquisitions (primarily MFA and Isis). Other increases included professional and consulting expenses for strategic planning, information technology and acquisitions, and a $.4 million charge for severance of existing AHD employees resulting from the combining of the sales forces of MFA and AHD. The percentage reduction is primarily the result of leveraging of incremental MFA sales on the existing AHD business infrastructure.

Operating income increased $33.0 million (53.9%). AHD accounted for $15.3 million of the increase due primarily to the MFA acquisition offset by weakness in base product sales in a number of markets. IPD increased $10.7 million due to higher pricing in the UK market during the first 6 months and to a lesser extent the Isis acquisition offset partially by lower volume in certain IPD markets. USPD increased $7.1 million due to increased volume offset in part by lower net pricing.

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

Results of Operations - Three Months Ended September 30, 2000

Total revenue increased $51.4 million (25.9%) in the three months ended September 30, 2000 compared to 1999. Operating income in 2000 was $39.3 million, an increase of $12.6 million, compared to 1999. Net income was $19.0 million ($.45 per share diluted) compared to $9.5 million ($.33 per share diluted) in 1999. 2000 earnings per share are diluted by the sale of stock in November 1999, May 2000 and August 2000.

Revenues decreased in the Human Pharmaceuticals business by $.7 million and increased the Animal Pharmaceuticals business by $53.0 million. The aggregate increase in revenues was reduced by over $11.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD.

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

USPD revenues increased $8.7 million due to volume increases in new and existing products offset in part by lower net pricing. Revenues in FCD increased by $1.2 million due mainly to price and volume and offset partially by currency translation. AHD revenues increased $51.7 million due primarily to the acquisition of MFA in May 2000. Volume in other core products and markets declined due to adverse market and competitive conditions. AAHD sales increased $1.2 million due to the introduction of new vaccines and to a lesser extent to the acquisition of Vetrepharm in 1999.

On a company-wide basis, gross profit increased $19.7 million and the gross margin percent declined to 44.5% in 2000 compared to 46.1% in 1999.

A major portion of the increase in dollars results from the acquisitions (primarily MFA), and to a lesser extent increased volume in USPD. Partially offsetting increases were volume declines in certain AHD and IPD markets, the effects of foreign currency translation and by lower net pricing in USPD and AHD.

Operating expenses increased $7.1 million and represented 28.8% of revenues in 2000 compared to 32.6% in 1999. The dollar increase is mainly attributable to the acquisition of MFA. However, the lower percent to sales is also attributable to MFA due to leveraging of MFA sales on the existing AHD business infrastructure. Partially offsetting the operating expense increase was the reversal of the AHD 2000 bonus of $1.0 million accrued thru the second quarter as compared to an approximate $.7 million accrual for AHD bonuses in the third quarter of 1999. Divisional bonuses are dependent on achieving budgeted goals for operating income and return on capital. Recent developments in AHD make it highly unlikely a bonus will be payable to AHD employees. In addition, the effects of foreign currency translation lowered expenses as reported in U.S. dollars.

On an overall basis operating income increased $12.6 million primarily due to the acquisition of MFA, increased volume in USPD, lower percentage of operating expenses in AHD and income as opposed to a loss by AAHD. Increases were reduced by lower income in IPD due mainly to the expected decrease in Cox operating income when compared to the 1999 which was impacted favorably by market conditions.

Interest expense was approximately equal to 1999 as debt incurred to finance acquisitions was substantially refinanced by equity sales in November 1999, May 2000 and August 2000.

Financial Condition

Working capital at September 30, 2000 was $373.1 million compared to $209.2 million at December 31, 1999. The current ratio was 2.60 to 1 at September 30, 2000 compared to 2.27 to 1 at year end. Long-term debt to stockholders' equity was 0.62:1 at September 30, 2000 compared to 1.72:1 at December 31, 1999.

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

In February 1999, the Company's USPD entered into an agreement with Ascent Pediatrics, Inc. ("Ascent") under which USPD may provide up to $40.0 million in loans to Ascent to be evidenced by 71/2% convertible subordinated notes due 2005. Up to $12.0 million of the proceeds of the loans can be used only for general corporate purposes, with $28.0 million of proceeds reserved for approved projects and acquisitions intended to enhance the growth of Ascent. All potential loans are subject to Ascent meeting a number of terms and conditions at the time of each loan. The exact timing and/or ultimate amount of loans to be provided cannot be predicted. As of September 2000, $12.0 million has been advanced for general corporate purposes.

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

a)   Exhibits (electronic filing only)

     3       Amendment to the Amended and Restated Certificate of Incorporation of Alpharma Inc. is filed as an exhibit to this report.

    27     Financial Data Schedule

b)   Reports on Form 8-K

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