Form 10-Q/A
period 2001-03-31
ALPHARMA INC
filed 2001-12-21
CIK 730469

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

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet (revised) as of March 31, 2001 and December 31, 2000	3

Consolidated Statement of Income (revised) for the Three Months Ended March 31, 2001 and 2000	4

Consolidated Condensed Statement of Cash Flows (revised) for the Three Months Ended March 31, 2001 and 2000	5

Notes to Consolidated Condensed Financial Statements	6 - 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	March 31, 2001 (Revised)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 35,533	$ 72,931
Accounts receivable, net	262,588	243,533
Inventories	244,130	253,038
Prepaid expenses and other current assets	22,586	30,916
Total current assets	564,837	600,418

Property, plant and equipment, net	337,891	345,042
Intangible assets, net	604,195	614,421
Other assets and deferred charges	57,709	50,554
Total assets	$1,564,632	$1,610,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 20,560	$ 20,676
Short-term debt	993	---
Accounts payable and accrued expenses	135,683	160,484
Accrued and deferred income taxes	19,855	25,278
Total current liabilities	177,091	206,438

Long-term debt:
Senior	120,474	130,837
Convertible subordinated notes, including $67,850 to related party	375,430	373,608
Deferred income taxes	28,485	29,404
Other non-current liabilities	20,865	22,261

Stockholders' equity:
Class A Common Stock	6,202	6,202
Class B Common Stock	1,900	1,900
Additional paid-in-capital	793,522	792,659
Retained earnings	151,129	129,132
Accumulated other comprehensive loss	(103,523)	(75,063)
Treasury stock, at cost	(6,943)	(6,943)
Total stockholders' equity	842,287	847,887
Total liabilities and stockholders' equity	$1,564,632	$1,610,435

The accompanying notes are an integral part

of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2001 Revised	2000 Revised

Total revenue	$269,324	$188,817

Cost of sales	147,473	97,577

Gross profit	121,851	91,240

Selling, general and administrative expenses	74,643	63,097

Operating income	47,208	28,143

Interest expense	(8,680)	(10,860)

Other income (expense), net	(1,120)	948

Income before provision for income taxes	37,408	18,231

Provision for income taxes	13,601	6,522

Net income	$23,807	$11,709

Earnings per common share:
Basic	$ 0.59	$ 0.40
Diluted	$ 0.52	$ 0.37

Dividends per common share	$ .045	$ .045

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2001 (Revised)	2000 (Revised)
Operating Activities:
Net income	$23,807	$11,709
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,675	14,368
Interest accretion on convertible debt	1,822	1,722
Changes in assets and liabilities:
(Increase) Decrease in accounts receivable	(23,944)	14,190
(Increase) Decrease in inventory	3,609	(19,326)
(Decrease) in accounts payable, accrued expenses and taxes payable	(19,017)	(10,846)
Other, net	(1,764)	(1,091)
Net cash provided by operating activities	2,188	10,726

Investing Activities:
Capital expenditures	(10,784)	(8,031)
Loans to Ascent Pediatrics	(5,000)	(1,500)
Purchase of intangible assets	(13,930)	(3,441)
Net cash used in investing activities	(29,714)	(12,972)

Financing Activities:
Dividends paid	(1,810)	(1,338)
Reduction of senior long-term debt	(9,350)	(3,266)
Net advances (repayments) under lines of credit	1,027	(246)
Proceeds from issuance of common stock	863	2,682
Purchase of treasury stock	---	(517)
Net cash used in financing activities	(9,270)	(2,685)

Exchange Rate Changes:
Effect of exchange rate changes on cash	(1,308)	(543)
Income tax effect of exchange rate changes on intercompany advances	706	660
Net cash flows from exchange rate changes	(602)	117

Decrease in cash	(37,398)	(4,814)
Cash and cash equivalents at beginning of year	72,931	17,655
Cash and cash equivalents at end of period	$ 35,533	$ 12,841

The accompanying notes are an integral part

of the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2000 Annual Report on Form 10-K/A. The reported results for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

        A summary of the effects of the adjustments on the accompanying balance sheet as of March 31, 2001 and statements of income for the three months ended March 31, 2000 and March 31, 2001.
	March 31, 2001
	Reported	Revised

Accounts receivable	$267,559	$262,588
Inventory	241,250	244,130
Other current assets	57,304	58,119
Current assets	566,113	564,837

Non current assets	999,795	999,795
Total assets	$1,565,908	$1,564,632

Current liabilities	$177,091	$177,091

Long-term debt	495,904	495,904
Deferred taxes and other	49,350	49,350

Retained earnings	152,405	151,129
Other stockholders' equity	691,158	691,158

Total liabilities and equity	$1,565,908	$1,564,632

	Three Months Ended March 31, 2001		Three Months Ended March 31, 2000
	Reported	Revised	Reported	Revised
Total revenue	$234,831	$269,324	$186,078	$188,817
Cost of sales	133,913	147,473	97,042	97,577
Gross profit	100,918	121,851	89,036	91,240
Selling, general and administrative expenses	74,643	74,643	63,097	63,097
Operating income	26,275	47,208	25,939	28,143
Interest expense	(8,680)	(8,680)	(10,860)	(10,860)
Other, net	(1,120)	(1,120)	948	948
Income before provision for income taxes	16,475	37,408	16,027	18,231
Provision for income taxes	5,437	13,601	5,662	6,522
Net income	$ 11,038	$ 23,807	$ 10,365	$ 11,709
Earnings per common share:
Basic	$0.27	$0.59	$0.35	$0.40
Diluted	$0.27	$0.52	$0.33	$0.37

2.      Inventories

Inventories consist of the following:	March 31, 2001	December 31, 2000

Finished product	$150,587	$159,540
Work-in-process	32,033	32,936
Raw materials	61,510	60,562
	$244,130	$253,038

3.      Long-Term Debt

Long-term debt consists of the following:
	March 31,	December 31,
	2001	2000
Senior debt:
U.S. Dollar Denominated:
1999 Revolving Credit Facility	$96,700	$105,000
Industrial Development Revenue Bonds	7,950	7,950
Other, U.S.	22	52

Denominated in Other Currencies:
Mortgage notes payable (NOK)	32,153	33,682
Bank and agency development loans (NOK) and other	4,209	4,829
Total senior debt	141,034	151,513

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	182,635	180,813
5.75% Convertible Subordinated Notes due 2005	124,945	124,945
5.75% Convertible Subordinated
Note due 2005 - Industrier Note	67,850	67,850
Total subordinated debt	375,430	373,608

Total long-term debt	516,464	525,121
Less, current maturities	20,560	20,676
	$495,904	$504,445

4.      Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended
	March 31, 2001	March 31, 2000

Average shares outstanding - basic	40,220	29,626
Stock options	340	325
Convertible debt	12,039	12,039
Average shares outstanding - diluted	52,599	41,990

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

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, and subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were included in the computation of diluted EPS.

      The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes.

      A reconciliation of net income used for basic to diluted EPS is as follows:
		Three Months Ended
	March 31, 2001	March 31, 2000

Net income - basic	$23,807	$11,709
Adjustments under the if-converted converted method, net of tax	3,750	3,750
Adjusted net income - diluted	$27,557	$15,459

5.      Supplemental Data
	Three Months Ended
	March 31, 2001	March 31, 2000
Other income (expense), net:
Interest income	$755	$ 396
Foreign exchange gains (losses), net	(1,300)	189
Amortization of debt costs	(533)	(493)
Litigation/Insurance settlements	---	483
Income from joint venture carried at equity	211	503
Other, net	(253)	(130)
	$(1,120)	$ 948

Supplemental cash flow information:

Cash paid for interest (net amount capitalized)	$6,209	$7,274
Cash paid for income taxes (net of refunds)	$9,129	$7,732

6.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $4,653 and $6,440 for the three months ended March 31, 2001 and 2000, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

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

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of the MFA business discussed above as if the businesses had combined at the beginning of 2000:

Pro Forma
Three Months Ended March 31, 2000

Revenue	$238,800
Net income	$3,800
Basic EPS	$0.13
Diluted EPS	$0.13

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

	Three Months Ended March 31,
	2001	2000	2001	2000
	Revenues		Operating Income
Human Pharmaceuticals:
IPD	$69,755	$85,151	$6,149	$14,603
USPD	65,749	43,859	5,801	3,534
FCD	16,908	15,859	7,864	5,868
	152,412	144,869	19,814	24,005

Animal Pharmaceuticals:
AHD (revised)	117,981	45,095	33,657	9,012

Unallocated and eliminations	(1,069)	(1,147)	(6,263)	(4,874)
	$269,324	$188,817	$47,208	$28,143

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

(All amounts have been revised as set forth in Note 1A to the Condensed Financial Statements.)

      Most comparisons of 2001 consolidated results to 2000 are affected by the Company's acquisition of the Roche MFA business ("MFA") in May 2000 and the financing required to complete the acquisition.

Results of Operations - Three Months Ended March 31, 2001

      Total revenue increased $80.5 million (42.6%) in the three months ended March 31, 2001 compared to 2000. Operating income in 2001 was $47.2 million, an increase of $19.1 million, compared to 2000. Net income was $23.8 million ($.52 per share diluted) compared to $11.7 million ($.37 per share diluted) in 2000.

      Revenues increased in the Human Pharmaceuticals business by $7.5 million and in the Animal Pharmaceuticals business by $72.9 million. The increase in revenues was reduced by over $7.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. Dollar, primarily in the IPD. Changes in revenue and major components of change for each division in the three month period ended March 31, 2001 compared to March 31, 2000 are as follows:

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

      AHD revenues increased by $72.9 million due to the acquisition of MFA in May 2000 and due to a required modification in recognizing revenue for specific customer orders from the time the order was segregated by third party warehouses and billed, to a subsequent period when the order was delivered ("the required modification"). The effect of the modification was to shift revenues from periods in which they were previously recorded into later periods. Excluding MFA, and the required modification, orders declined due to unfavorable market conditions in the US Poultry and, to a lesser extent, certain other international markets. The Company believes the unfavorable market conditions in US Poultry and other markets are temporary and, based upon industry outlooks and discussions with customers, market conditions will begin to improve in the third quarter of 2001.

      On a consolidated basis, gross profit increased $30.6 million and the gross margin percent decreased to 45.2% in 2001 compared to 48.3% in 2000.

      The increase in gross profit dollars results primarily from the acquisition of MFA, the required modification, and increased sales in USPD and FCD. Offsetting increases are lower gross profits in IPD due to lower volume and pricing. The percentage decline results from the MFA acquisition as products included have a lower gross profit than existing Animal Health products and IPD where price reductions directly reduce margin percentages.

      Operating expenses increased $11.5 million. Most of the increase is attributable to the acquisition of MFA. Other increases included professional and consulting expenses related to the Company's ongoing acquisition program, annual increases in compensation, and expenses for certain personnel actions.

      Operating income increased $19.1 million. Animal Pharmaceuticals increased $24.6 million primarily due to the MFA acquisition and the required modification. Overall, Human Pharmaceuticals operating income declined $4.2 million (17%). In the USPD operating income increased 64%. Higher volume and new products drove the U.S. performance. In the FCD operating income increased 34%. The Fine Chemicals operating income increase was primarily attributable to higher volume, improved fermentation yields and leveraging of operating expenses. In IPD operating income was lower in 2001 compared to 2000 by 58%. Lower UK pricing and related lower volume account for the decline in operating income. Increases in unallocated expenses as indicated in the previous paragraph reduced operating income by $1.3 million.

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

      The provision for taxes was $7.1 million higher in 2001 due to higher pre-tax income in 2001 versus the first quarter of 2000.

      Net income in 2001 increased to $23.8 million compared to $11.7 million in 2000. Diluted EPS was $.52 per common share in 2001 compared to $.37 per common share in 2000. Diluted EPS increased at a lesser percent than net income due mainly to the issuance of over 10 million common shares in 2000. The issuance of additional shares has a dilutive effect on the calculation which is offset partially by lower interest expense.

Financial Condition

      Working capital at March 31, 2001 was $387.7 million compared to $394.0 million at December 31, 2000. The current ratio was 3.19 to 1 at March 31, 2001 compared to 2.91 to 1 at year end. Long-term debt to stockholders' equity was .59:1 at March 31, 2001 and December 31, 2000.

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