Form 10-Q/A
period 2001-06-30
ALPHARMA INC
filed 2001-12-21
CIK 730469

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

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheet (revised) as of June 30, 2001 and December 31, 2000	3

Consolidated Statement of Income (revised) for the Three and Six Months Ended June 30, 2001 and 2000	4

Consolidated Condensed Statement of Cash Flows (revised) for the Six Months Ended June 30, 2001 and 2000	5

Notes to Consolidated Condensed Financial Statements	6 - 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16 - 19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	June 30, 2001 (Revised)	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$ 20,660	$ 72,931
Accounts receivable, net	282,717	243,533
Inventories	264,225	253,038
Prepaid expenses and other current assets	19,035	30,916
Total current assets	586,637	600,418

Property, plant and equipment, net	341,768	345,042
Intangible assets, net	587,287	614,421
Other assets and deferred charges	61,381	50,554
Total assets	$1,577,073	$1,610,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 20,537	$ 20,676
Short-term debt	6,174	---
Accounts payable and accrued expenses	148,573	160,484
Accrued and deferred income taxes	17,724	25,278
Total current liabilities	193,008	206,438

Long-term debt:
Senior	118,694	130,837
Convertible subordinated notes, including $67,850 to related party	377,273	373,608
Deferred income taxes	27,993	29,404
Other non-current liabilities	20,808	22,261

Stockholders' equity:
Class A Common Stock	6,217	6,202
Class B Common Stock	1,900	1,900
Additional paid-in-capital	794,611	792,659
Retained earnings	161,230	129,132
Accumulated other comprehensive loss	(117,718)	(75,063)
Treasury stock, at cost	(6,943)	(6,943)
Total stockholders' equity	839,297	847,887
Total liabilities and stockholders' equity	$1,577,073	$1,610,435

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001 (Revised)	2000 (Revised)	2001 (Revised)	2000 (Revised)

Total revenue	$232,837	$214,835	$502,161	$403,652

Cost of sales	134,538	119,625	282,011	217,202

Gross profit	98,229	95,210	220,150	186,450

Selling, general and administrative expenses	74,180	68,293	148,823	131,390

Operating income	24,119	26,917	71,327	55,060

Interest expense	(8,583)	(13,053)	(17,263)	(23,913)

Other income (expense), net	2,316	(4,857)	1,196	(3,909)

Income before provision for income taxes	17,852	9,007	55,260	27,238

Provision for income taxes	5,937	2,935	19,538	9,457

Net income	$ 11,915	$ 6,072	$ 35,722	$ 17,781

Earnings per common share:

Basic	$ 0.30	$ 0.19	$ 0.89	$ 0.57
Diluted	$ 0.29	$ 0.18	$ 0.82	$ 0.56

Dividends per common share	$ 0.045	$ 0.045	$ 0.09	$ 0.09

The accompanying notes are an integral part
of the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
Six Months Ended June 30,
	2001 (Revised)	2000 (Revised)
Operating Activities:
Net income	$35,722	$ 17,782
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,164	31,257
Interest accretion on convertible debt	3,665	3,445
Changes in assets and liabilities:
(Increase) in accounts receivable	(47,019)	(19,823)
(Increase) in inventory	(19,109)	(44,863)
Increase(decrease) in accounts payable, accrued expenses and taxes payable	(6,163)	14,016
Other, net	3,347	797
Net cash provided by operating activities	5,607	2,611

Investing Activities:
Capital expenditures	(29,215)	(26,700)
Loans to Ascent Pediatrics	(6,250)	(1,500)
Purchase of businesses and intangible assets	(15,349)	(268,941)
Net cash used in investing activities	(50,814)	(297,141)

Financing Activities:
Dividends paid	(3,625)	(2,909)
Proceeds from senior long-term debt	---	93,850
Reduction of senior long-term debt	(10,462)	(4,446)
Net advances under lines of credit	6,172	22,168
Payments for debt issuance costs	---	(747)
Proceeds from issuance of common stock	1,967	193,434
Purchase of treasury stock	---	(759)
Net cash provided by (used in) financing activities	(5,948)	300,591

Exchange Rate Changes:
Effect of exchange rate changes on cash	(2,074)	(2,352)
Income tax effect of exchange rate changes on intercompany advances	958	682
Net cash flows from exchange rate changes	(1,116)	(1,670)

Increase (decrease) in cash	(52,271)	4,391
Cash and cash equivalents at beginning of year	72,931	17,655
Cash and cash equivalents at end of period	$ 20,660	$ 22,046

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

        A summary of the effects of the adjustments on the accompanying balance sheet as of June 30, 2001 and statements of income for the periods ended June 30, 2000 and June 30, 2001.
	June 30, 2001
	Reported	Revised

Accounts receivable	$286,020	$282,717
Inventory	262,239	264,225
Other current assets	39,181	39,695
Current assets	587,440	586,637

Non current assets	990,436	990,436
Total assets	$1,577,876	$1,577,073

Current liabilities	$193,008	$193,008

Long-term debt	495,967	495,967
Deferred taxes and other	48,801	48,801

Retained earnings	162,033	161,230
Other stockholders' equity	678,067	678,067

Total liabilities and equity	$1,577,876	$1,577,073

	Three Months Ended June 30, 2000		Six Months Ended June 30, 2000
	Reported	Revised	Reported	Revised
Total revenue	$224,039	$214,835	$410,117	$403,652
Cost of sales	123,957	119,625	220,999	217,202
Gross profit	100,082	95,210	189,118	186,450
Selling, general and administrative expenses	68,293	68,293	131,390	131,390
Operating income	31,789	26,917	57,728	55,060
Interest expense	(13,053)	(13,053)	(23,913)	(23,913)
Other, net	(4,857)	(4,857)	(3,909)	(3,909)
Income before provision for income taxes	13,879	9,007	29,906	27,238
Provision for income taxes	4,835	2,935	10,497	9,457
Net income	$ 9,044	$ 6,072	$ 19,409	$ 17,781
Earnings per common share:
Basic	$0.28	$0.19	$0.63	$0.57
Diluted	$0.27	$0.18	$0.60	$0.56

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001
	Reported	Revised	Reported	Revised
Total revenue	$231,169	$232,837	$466,000	$502,161
Cost of sales	133,644	134,538	267,557	282,011
Gross profit	97,525	98,299	198,443	220,150
Selling, general and administrative expenses	74,180	74,180	148,823	148,823
Operating income	23,345	24,119	49,620	71,327
Interest expense	(8,583)	(8,583)	(17,263)	(17,263)
Other, net	2,316	2,316	1,196	1,196
Income before provision for income taxes	17,078	17,852	33,553	55,260
Provision for income taxes	5,635	5,937	11,072	19,538
Net income	$ 11,443	$ 11,915	$ 22,481	$35,722
Earnings per common share:
Basic	$0.28	$0.30	$0.56	$0.89
Diluted	$0.28	$0.29	$0.55	$0.82

2.      Inventories

Inventories consist of the following:	June 30, 2001	December 31, 2000

Finished product	$158,881	$159,540
Work-in-process	36,908	32,936
Raw materials	68,436	60,562
	$264,225	$253,038

3.      Long-Term Debt

Long-term debt consists of the following:
	June 30,	December 31,
	2001	2000
Senior debt:
U.S. Dollar Denominated:
1999 Revolving Credit Facility	$96,700	$105,000
Industrial Development Revenue Bonds	7,220	7,950
Other, U.S.	---	52

Denominated in Other Currencies:
Mortgage notes payable (NOK)	31,183	33,682
Bank and agency development loans (NOK) and other	4,128	4,829
Total senior debt	139,231	151,513

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	184,478	180,813
5.75% Convertible Subordinated Notes due 2005	124,945	124,945
5.75% Convertible Subordinated
Note due 2005 - Industrier Note	67,850	67,850
Total subordinated debt	377,273	373,608

Total long-term debt	516,504	525,121
Less, current maturities	20,537	20,676
	$495,967	$504,445

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

        A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Average shares outstanding - basic	40,255	32,475	40,235	31,050
Stock options	131	560	180	430
Convertible debt	6,744	--	12,039	6,744
Average shares outstanding - diluted	47,130	33,035	52,454	38,224

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

        Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, were included in the computation of diluted EPS for all periods except the three months ended June 30, 2000. In addition, subordinated senior notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were included in the computation of diluted EPS in the six months ended June 30, 2001. The shares related to the 05 and 06 Notes were not included in the computation for any period when the result is antidilutive.

        The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes.

        A reconciliation of net income used for basic to diluted EPS is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income - basic	$11,915	$6,072	$35,722	$17,781
Adjustments under if - converted method, net of tax	1,811	--	7,499	3,622
Adjusted net income - diluted	$13,726	$6,072	$43,221	$21,403

5.      Supplemental Data
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Other income (expense), net:
Fees for bridge financing - MFA acquisition	$ ---	$ (4,730)	$ ---	$(4,730)
Interest income	428	688	1,183	1,084
Foreign exchange gains (losses), net	318	(631)	(982)	(442)
Amortization of debt costs	(541)	(502)	(1,074)	(995)
Litigation/Insurance settlement	2,088	---	2,088	483
Income from joint venture carried at equity	213	455	424	958
Other, net	(190)	(137)	(443)	(267)
	$2,316	$(4,857)	$1,196	$(3,909)
Supplemental cash flow information:
	Six Months Ended
	June 30, 2001	June 30, 2000

Cash paid for interest (net of amount capitalized)	$15,989	$20,006
Cash paid for income taxes (net of refunds)	$15,324	$12,375

Detail of businesses and intangibles acquired:
Fair value of assets	$15,349	$298,941
Seller financed debt - Roche	---	30,000
Liabilities assumed	---	--
Cash paid	15,349	268,941
Less cash acquired	---	--
Net cash paid for businesses and intangibles	$15,349	$268,941

6.        Reporting Comprehensive Income

        SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive loss amounted to approximately $2,280 and $7,456 for the three months ended June 30, 2001 and 2000, respectively. Total comprehensive loss amounted to approximately $6,933 and $13,895 for the six months ended June 30, 2001 and 2000. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

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

Pro forma Information:

      The following unaudited pro forma information on results of operations assumes the purchase of the MFA business discussed above as if the businesses had combined at the beginning of 2000:
	Pro Forma
Three Months Ended June 30, 2000 *		Six Months Ended June 30, 2000 *

Revenue	$221,800	$460,600
Net income	$7,900	$11,800
Basic EPS	$0.24	$0.38
Diluted EPS	$0.24	$0.38

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
	Three Months Ended June 30,
	2001	2000	2001	2000
	Revenues			Operating Income
Human Pharmaceuticals:
IPD	$ 67,651	$76,862	$ 5,561	$12,581
USPD	64,142	51,941	6,780	4,351
FCD	19,259	14,954	8,472	6,291
	151,052	143,757	20,813	23,223
Animal Pharmaceuticals:
AHD (revised)	83,390	71,143	9,998	7,503	*

Unallocated and eliminations	(1,605)	(65)	(6,692)	(3,809)
	$232,837	$214,835	$24,119	$ 26,917

	Six Months Ended June 30,
	2001	2000	2001	2000
		Revenues	Operating Income
Human Pharmaceuticals:
IPD	$137,406	$162,013	$11,710	$27,184
USPD	129,891	95,800	12,581	7,885
FCD	36,167	30,813	16,336	12,159
	303,464	288,626	40,627	47,228
Animal Pharmaceuticals:
AHD (revised)	201,371	116,238	43,655	16,515	*

Unallocated and eliminations	(2,674)	(1,212)	(12,955)	(8,683)
	$502,161	$403,652	$71,327	$55,060

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

Results of Operations - Six Months Ended June 30, 2001

        Total revenue increased $98.5 million (24.4%) in the six months ended June 30, 2001 compared to 2000. Operating income in 2001 was $71.3 million, an increase of $16.3 million, compared to 2000. Net income was $35.7 million ($.82 per share diluted) compared to $17.8 million ($.56 per share diluted) in 2000. The six months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax or $.10 per share related to the acquisition and interim financing of MFA in May 2000. Without the charges net income would have been $21.8 million ($.66 per share diluted).

        Revenues increased in the Human Pharmaceuticals business by $14.8 million and in the Animal Pharmaceuticals business by $85.1 million. The increase in revenues was reduced by approximately $15.0 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. dollar, primarily in the IPD.

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

        AHD revenues increased by $85.1 million due primarily to the acquisition of MFA which was acquired in May 2000. Excluding MFA, revenue increased due to a required modification in recognizing revenue for specific customer orders from the time the order was segregated by third party warehouses and billed, to a subsequent period when the order was delivered. The effect of the modification was to shift revenues from periods in which they were previously recorded into later periods. Orders received for AHD products were negatively affected by unfavorable market conditions in the US Poultry, including the impact of reduced customer inventory levels, and to a lesser extent, difficult economic conditions in Asia. The Company believes the unfavorable market conditions in US Poultry are temporary, but presently is unable to determine when conditions will improve. The Company believes economic conditions in Asia will remain difficult. In addition in response to current market conditions, including the negative impact of expected continuing reduction of customer inventory levels, the Company expects to reduce AHD's manufactured and purchased inventory amounts.

        On a consolidated basis, gross profit increased $33.7 million and the gross margin percent decreased to 43.8% in 2001 compared to 46.2% in 2000.

        The increase in gross profit dollars results primarily from the acquisition of MFA and increased sales in USPD and FCD. Offsetting increases are lower gross profits in IPD due to lower volume and pricing. The percentage decline results from IPD and USPD where price reductions directly reduce margin percentages.

        Operating expenses increased $17.4 million and represented 29.6% of revenues in 2001 compared to 32.0% in 2000. Most of the increase is attributable to the acquisition of MFA. Other increases included professional and consulting expenses related to the Company's ongoing acquisition program, increased research and development expenses, annual increases in compensation, and expenses for certain personnel actions.

        Operating income increased $16.3 million. Animal Pharmaceuticals increased $27.1 million primarily due to the MFA acquisition. Overall, Human Pharmaceuticals operating income declined $6.6 million (14%). In the USPD, operating income increased 60%. Higher volume and new products drove the U.S. performance. In the FCD operating income increased 34%. The Fine Chemicals operating income increase was primarily attributable to higher volume, improved fermentation yields and leveraging of operating expenses. In IPD operating income was lower in 2001 compared to 2000 by 57%. Lower UK pricing and lower volume account for the decline in operating income. Increases in unallocated expenses, primarily for the acquisition program, reduced operating income by $4.3 million.

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

        The provision for taxes was $10.1 million higher in 2001 due mainly to higher pre-tax income in 2001.

        Net income in 2001 increased to $35.7 million in 2001 compared to $17.8 million in 2000. Diluted EPS was $.82 per common share in 2001 compared to $.56 per common share in 2000. Diluted EPS increased at a lesser percent than income due to the issuance of over 10 million common shares in 2000. The issuance of additional shares has a dilutive effect on the calculation which is offset partially by lower interest expense.

Results of Operations - Three Months Ended June 30, 2001

        Total revenue increased $18.0 million (8.4%) in the three months ended June 30, 2001 compared to 2000. Operating income in 2001 was $24.9 million, a decrease of $2.8 million, compared to 2000. Net income was $11.9 million ($.29 per share diluted) compared to $6.1 million ($.18 per share diluted) in 2000. The three months ended June 30, 2000 results are reduced by one-time charges totaling $4.0 million after tax ($.10 per share diluted) related to the acquisition and interim financing of MFA in May of 2000. Without the charges net income would have been $10.1 million ($.28 per share diluted).

        Revenues increased in the Human Pharmaceuticals business by $7.3 million and in the Animal Pharmaceuticals business by $12.4 million. The increase in revenues was reduced by approximately $7.8 million due to changes in exchange rates used in translating sales in foreign currencies into the U.S. dollar, primarily in the IPD.

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

        AHD revenues increased by $12.4 million due to the acquisition of MFA and to a required modification in recognizing revenue for specific customer orders from the time the order was segregated by third party warehouses and billed, to a subsequent period when the order was delivered. The effect of the modification was to shift revenues from periods in which they were previously recorded into later periods. AHD business is affected by unfavorable market conditions in the US Poultry, including the impact of reduced customer inventory levels, and to a lesser extent, difficult economic conditions in Asia. The Company believes the unfavorable market conditions in US Poultry are temporary, but presently is unable to determine when conditions will improve. The Company believes economic conditions in Asia will remain difficult.

        On a company-wide basis, gross profit increased $3.1 million and the gross margin percent declined to 42.2% in 2001 compared to 44.3% in 2000. 2000 results for AHD include a $1.0 million charge for an inventory write-up and subsequent write off upon sale of Roche manufactured MFA inventory included in the May acquisition. USPD and FCD recorded higher gross profit dollars due to higher volume offset to some degree by lower net pricing in USPD. Animal Pharmaceuticals recorded higher gross profit margins and dollars due to increase in aggregate volume. Partially offsetting the increases was lower gross profit dollars in IPD due to lower volume and translation effects

        Operating expenses increased $5.9 million and represented 31.9% of revenues in 2001 compared to 31.8% in 2000. The dollar increase is primarily attributable to the MFA acquisition. In addition, operating expenses increased for professional and consulting related to the Company's acquisition program and increases in research and development expenses and compensation.

        On an overall basis operating income decreased $2.8 million due primarily to lower operating income in IPD and higher unallocated expenses mainly for acquisition program expenses. IPD results are lower primarily related to lower volume and UK pricing. USPD, FCD and AHD increased operating income due primarily to higher volume.

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

Financial Condition

        Working capital at June 30, 2001 was $393.6 million compared to $394.0 million at December 31, 2000. The current ratio was 3.04 to 1 at June 30, 2001 compared to 2.91 to 1 at year end. Long-term debt to stockholders' equity was .59:1 both at June 30, 2001 and December 31, 2000.

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