Form 10-K
period 2001-12-31
ALPHARMA INC
filed 2002-03-28
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001	Commission File No. 1-8593

ALPHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Executive Drive, Fort Lee, New Jersey 07024 (Address of principal executive offices) zip code
(201) 947-7774 (Registrant's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange
Subordinated Convertible Notes due 2005	New York Stock Exchange
Convertible Senior Subordinated Notes due 2006	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of March 25, 2002 was $561,500,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 2002 was:

Class A Common Stock, $.20 par value - 39,293,180 shares;
Class B Common Stock, $.20 par value - 11,872,897 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2002 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

PART I

Item 1. Business

GENERAL

The Company is a leading global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. As a result of the acquisition of the oral solid dose pharmaceutical business of F H Faulding & Co Limited from Mayne Nickless Limited which was completed on December 12, 2001, and in connection with which the Company assumed operational and economic control on October 5, 2001, the Company now offers a comprehensive range of over 800 tablet, capsule, liquid and topical generic human pharmaceutical products. It also manufacturers and markets over 100 animal health products. The Company conducts business in more than 60 countries and has approximately 4,900 employees at 40 sites in 27 countries. For the year ended December 31, 2001, the Company generated revenue and operating income of approximately $975.0 million and $24.4 million, respectively. These figures and all other 2001 figures included herein account for the business acquired in the Acquisition beginning December 12, 2001.

Formation

The Company was originally organized as A.L. Laboratories, Inc., a wholly owned subsidiary of Apothekernes Laboratorium A.S., a Norwegian healthcare company (the predecessor company to A.L. Industrier). In 1994, the Company acquired the complementary human pharmaceutical and animal health business of its parent company and subsequently changed its name to Alpharma Inc. to operate worldwide as one corporate entity.

Controlling Stockholder

A.L. Industrier beneficially owns all of the outstanding shares of the Company''s Class B Common Stock, or approximately 26.8% of the Company''s total common stock outstanding at December 31, 2001. The Class B Common Stock bears the right to elect more than a majority of the Company''s Board of Directors and to cast a majority of the votes in any vote of the Company''s stockholders. Mr. Einar Sissener, Chairman of the Board of the Company and a controlling stockholder of A.L. Industrier, and members of his immediate family, also beneficially own 328,667 shares of the Company''s Class A Common Stock. As a result, A.L. Industrier, and ultimately Mr. Sissener, can control the Company.

Acquisition of U.S. Oral Solid Dose Pharmaceutical Business (""Acquisition"")

On July 12, 2001, the Company entered into an agreement to acquire the generic and proprietary oral solid dose pharmaceuticals business (the ""Acquired Business"") in the U.S. and China of F H Faulding & Co Limited (""Faulding"") from Mayne Nickless Limited (""Mayne"") for a purchase price of $660.0 million in cash (approximately $700.0 million including direct Acquisition related costs and financing costs). On October 5, 2001, in accordance with that agreement, the Company gained operational and economic control of the Acquired Business (subject to certain limitations) from Mayne following Mayne''s successful tender for Faulding''s outstanding common shares and the reconstitution of Faulding''s board of directors. The Company completed the acquisition on December 12, 2001, at which time Mayne transferred legal ownership of the Acquired Business to the Company (the ""Acquisition""). The business that the Company acquired under its agreement with Mayne consists of Purepac Pharmaceutical Co. (""Purepac"") a company specializing in the development, manufacture and marketing of generic oral solid dose pharmaceuticals, and Faulding Laboratories Inc. (""Faulding Labs"") a company specializing in the marketing and distribution of branded pharmaceuticals, both based in the U.S., and Foshan Faulding Pharmaceuticals Co. Ltd. (""Foshan"") a manufacturer and distributor of generic oral pharmaceuticals, based in China.

Financing

The Acquisition was financed through borrowings under a newly-established senior credit facility, and the sale of senior subordinated notes.

(i) Senior Credit Facility

On October 5, 2001, the Company, through its wholly-owned subsidiary, Alpharma Operating Corporation (""Alpharma Operating Corporation""), and certain of the Company''s subsidiaries entered into a credit agreement with the Bank of America, N.A. and a syndicate of lending institutions that provides up to a maximum of $900.0 million of senior credit facilities consisting of:
    a six year $300.0 million revolving credit facility;
    a six year $175.0 million term A loan; and
    a seven-year $425.0 million term B loan.

In December, 2001 the Company permanently repaid $65.0 million of the term A and term B loans resulting in the maximum amount available to be borrowed under the Credit Agreement being reduced to $835.0 million.

(ii) Senior Subordinated Notes

On December 12, 2001 Alpharma Operating Corporation sold $200.0 million in principal amount of 12% senior subordinated notes due 2009 to affiliates of Banc of America Securities LLC and CIBC World Markets Corp.

(iii) Controlling Stockholder Exchange of 5.75% Convertible Subordinated Notes

As part of the financing structure, on October 5, 2001 the Company exchanged 2,372,897 shares of Class B Common Stock for its 5.75% convertible subordinated notes due 2005 held by the Company''s controlling stockholder having an approximate principal value of $67.85 million. This is the amount of shares the controlling stockholder was entitled to receive upon the conversion of the note pursuant to the terms of the note.

The proceeds from the financing described above have been applied toward the Acquisition, payment of certain costs and expenses related to the Acquisition, refinancing of certain outstanding indebtedness of certain subsidiaries of the Company, ongoing working capital and other general corporate requirements of the Company and its subsidiaries after consummation of the Acquisition.

5.75% Convertible Subordinated Notes Exchanges

In December, 2001, the Company completed the exchange of 1,483,761 shares of its Class A Common Stock for a portion of its 5.75% convertible subordinated notes due 2005 (""5.75% Notes"") having an approximate principal value of $34.1 million. The exchange resulted in a non-cash pre-tax charge of approximately $7.4 million. In March, 2002, the Company completed an additional exchange of 3,266,850 shares of its Class A Common Stock for a portion of its 5.75% Notes having an approximate principal value of $56.6 million. The exchange resulted in a non-cash pre-tax charge of approximately $21.1 million in the first quarter of 2002. (Collectively, the December and March exchanges, the ""5.75% Notes Exchanges"").

3% Convertible Subordinated Notes Exchange

In March, 2002, the Company completed an exchange of 3,433,104 shares of its Class A Common Stock for a portion of its 3% convertible subordinated notes due 2006 having an approximate principal value of $53.4 million (""3% Notes Exchange""). The exchange resulted in a non-cash pre-tax charge of approximately$ 27.0 million in the first quarter of 2002.

De-leveraging Strategy

To better assure the Company''s continued debt covenant compliance, it has implemented a strategy to de-leverage its balance sheet. Pursuant to this strategy, the Company has undertaken a series of initiatives which includes aggressive expense, capital spending and working capital controls and possible sale of assets. In this regard the Company repaid $65.0 million of its term loans under its senior credit facility and completed the 5.75% Notes Exchanges and 3% Notes Exchange. The Company may also issue additional common stock for cash or in exchange for existing convertible debt

Forward-Looking Statements

This annual report contains ""forward-looking statements,"" or statements that are based on current expectations, estimates, and projections rather than historical facts. The Company offers forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may prove, in hindsight, to have been inaccurate because of risks and uncertainties that are difficult to predict. Many of the risks and uncertainties that the Company faces are included under the caption ""Risk Factors"".

Financial Information About Industry Segments

The Company operates in the human and animal pharmaceuticals industries. It has three businesses within these industries: Animal Health, U.S. Human Pharmaceuticals and Human Pharmaceuticals International. In January, 2001, the Aquatic Animal Health Division became a part of the Animal Health Division and, for all management and financial purposes and for 2001 and all subsequent periods, will no longer be reported as a separate business segment. This combined segment has now been renamed Animal Health. During the third and fourth quarters of 2001 the human pharmaceutical business segments were realigned. The US Pharmaceutical Division changed its name to U.S. Human Pharmaceuticals. On December 12, 2001, the Purepac and Faulding Labs businesses which were acquired through the Acquisition were placed within this business segment. Additionally, the Fine Chemicals Division, which develops, manufactures and markets active pharmaceutical ingredients (""APIs"") to the pharmaceutical industry for use in finished products was combined with the International Pharmaceuticals Division for management purposes, however, the Fine Chemical and International Pharmaceuticals businesses will remain separate business segments for financial reporting purposes. This combined business has now been renamed Human Pharmaceuticals International. As a result of the Acquisition, Foshan Faulding was added to the Human Pharmaceuticals International business.

($ in Millions)	Revenues			Operating Income (loss)
	2001	2000	1999	2001	2000	1999

International Pharmaceuticals	$262.9	$309.3	$303.3	$10.4	$41.7	$35.6
Fine Chemicals	74.4	62.7	60.8	32.2	25.5	23.1
Human Pharmaceuticals International (a)	337.3	372.0	364.1	42.6	67.2	58.7

U.S. Human Pharmaceuticals (b)	306.4	233.0	197.3	(18.9)(d)	26.4	16.6

Animal Health (c)	335.3	300.9	159.1	23.6	49.1	24.2

Unallocated and eliminations	(4.0)	(5.1)	(4.5)	(22.9)	(18.4)	(15.6)

Total	$975.0	$900.8	$716.0	$24.4	$124.3	$83.9

  Fine Chemical and International Pharmaceuticals were combined in 2001 (and renamed Human Pharmaceuticals International) for management purposes.

  Formerly known as the U.S. Pharmaceuticals Division. Includes operations of the Acquired Business from December 12, 2001.

  Formerly known as Animal Health Division. Includes amounts, for all presented periods, from the Aquatic Animal Health Division, which was consolidated into the Animal Health Division in January 2001.

  Includes approximately $44.2 million of non-recurring charges related to the Acquisition.

For additional financial information concerning the Company''s business segments see Note 22 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

NARRATIVE DESCRIPTION OF BUSINESS

Human Pharmaceuticals

The Company''s human pharmaceuticals business is comprised of the U.S. Human Pharmaceuticals and Human Pharmaceuticals International businesses. Each of these businesses are managed by a separate senior management team although the Company has embarked on a long-term strategy which is intended to result in the partial or full combination of these businesses into a single, integrated business. The Company''s human pharmaceutical business had sales of approximately $643.8 million in 2001, before elimination of intercompany sales, with operating profit of approximately $23.7 million.

Generic pharmaceuticals, which are the primary products of the U.S. Human Pharmaceuticals and Human Pharmaceuticals International businesses, are the chemical and therapeutic equivalents of brand-name drugs. Generic pharmaceuticals are required to meet the same governmental quality standards as brand-name drugs and most must receive approval from the appropriate regulatory authority prior to manufacture and sale. A manufacturer cannot produce or market a generic pharmaceutical until all relevant patents (and any additional government-mandated market exclusivity periods) covering the original brand-name product have expired, or until the manufacturer can develop a product which meets the chemical and therapeutic equivalency standards required by applicable law without infringing any valid patents held by the brand-name manufacturer.

As a result of the Acquisition, the Company has expanded its range of products and enhanced its research and development capabilities.

Human Pharmaceuticals International (""HPI"")

The Company''s Human Pharmaceuticals International business develops, manufactures and markets a broad range of pharmaceuticals for human use and active pharmaceutical ingredients for use in finished dose products. The Company believes that it is one of the largest manufacturers and marketers of generic oral solid dose pharmaceuticals in Europe, with a substantial presence in the United Kingdom, Germany, the Nordic countries and The Netherlands. HPI also has a significant presence in Southeast Asia. HPI benefits from over four decades of experience in the use and development of fermentation and purification technology. Additionally, HPI''s fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products for the Company''s animal pharmaceuticals business.

Carl-Aake Carlsson will continue managing the combined international human pharmaceutical and fine chemical businesses. Mr. Carlsson managed the international human pharmaceutical businesses prior to the combination.

Product Lines. The Human Pharmaceuticals International business manufactures products using approximately 225 APIs that are sold in approximately 600 different formulations and dosage forms including prescription and over-the-counter tablets, capsules, ointments, creams, liquids, suppositories and injections. HPI markets and sells approximately 10 APIs in 28 formulations.

HPI''s European sales of generic pharmaceuticals in 2001 decreased as generic pharmaceuticals faced pricing weakness in several of the European markets including the United Kingdom and Germany. Additionally, increased competition on high margin products in the UK negatively impacted HPI''s business. HPI''s sales of fine chemical products in 2001 increased. HPI''s product lines include prescription pharmaceuticals, over-the-counter products and fine chemical products.

Prescription Pharmaceuticals. HPI has regulatory approvals for approximately 500 prescription products with a concentration on prescription drug antibiotics, analgesics/antirheumatics, psychotropics and cardiovascular products. These products are predominantly sold on a generic basis.

Over-the-Counter Products. HPI has regulatory approvals for approximately 100 over-the-counter products. HPI has a broad range of products for skin care, gastrointestinal care and pain relief. Its range of products also includes other products such as vitamins, fluoride tablets, adhesive bandages and surgical tapes, among others.

Fine Chemical Products. HPI''s fine chemical products constitute the active substances in certain pharmaceuticals for the treatment of some skin, throat, intestinal and systemic infections. The Company is the world''s leading producer of bacitracin and polymyxin, and a leading producer of vancomycin; all of which are important pharmaceutical grade antibiotics. HPI also manufactures other antibiotics such as amphotericin B parenteral grade and colistin for injectable use and use in specialized topical and surgical human applications. In 1997 the Company received approval to sell vancomycin in the U.S. To support this new product, the Company substantially expanded its production capacity at its Copenhagen facility and acquired a facility in Budapest, Hungary in December 1998.

Acquisitions. In May 1998, the Company acquired Arthur H. Cox and Co. Ltd. (now renamed Alpharma Limited), the third largest generic pharmaceutical manufacturer in the United Kingdom, from Hoechst AG for a purchase price of approximately $198.0 million. Alpharma Limited manufactures and markets tablets, capsules, suppositories, liquids, ointments and creams. Alpharma Limited''s main operations, which consist primarily of a manufacturing plant, warehousing facilities and a sales organization, are located in Barnstaple, England. Alpharma Limited distributes its products to pharmacy retailers and pharmaceuticals wholesalers, primarily in the United Kingdom.

In addition, in November 1998 and April 1999, in substantially smaller transactions, the Company acquired generic pharmaceutical product lines in Germany and France. All of the products purchased in these transactions are manufactured under long-term contracts with third parties.

In June 1999, the Company acquired a leading market presence in the German generic market through the purchase of the Isis group of companies (now renamed Alpharma-ISIS GmbH & Co.) from Schwarz Pharma AG for a purchase price of approximately $153.0 million. Alpharma-ISIS has a substantial marketing organization but no manufacturing operations. All products are manufactured for Alpharma-ISIS by third parties, including a substantial number (including Pentalong™) under a supply agreement with Schwarz Pharma which expires in 2008 (with annual renewal rights upon mutual agreement of the parties). Approximately 80% of Alpharma-ISIS'' sales are of cardiovascular products, the most important of which in terms of sales is the drug Pentalong™.

As a result of the Acquisition, the Company acquired 90% of the ownership of Foshan Faulding. Foshan City owns the other 10% of Foshan Faulding. Foshan Faulding manufactures and distributes generic oral pharmaceutical products in the southern portion of China and plans to expand marketing activities to the Eastern provinces during 2002.

The Company intends to continue the operations of Alpharma Limited, Alpharma-Isis and the smaller German, French and Chinese generic product lines to achieve benefits from leveraging these new activities with the other businesses of HPI. In addition, the Company has integrated the businesses acquired into a pan-European generics business and plans to expand the scope of the acquired operations by adding to the acquired product base certain other pharmaceutical products of the Company. The Company is continuing to review market expansion opportunities in Europe and Asia.

Facilities. The Company maintains eight manufacturing facilities for its HPI products, all of which also house administrative offices and warehouse space. The Company''s plants in Lier, Norway and Barnstaple, England, include many technologically advanced applications for the manufacturing of tablet, liquid and ointment products. The Company''s plant in Copenhagen, Denmark manufactures a limited number of sterile finished pharmaceutical products. In addition to the Lier, Barnstaple and Copenhagen facilities, the Company also operates plants in Vennesla, Norway, for bandages and surgical tape products, and Jakarta, Indonesia, for tablets, ointments and liquids. The Jakarta plant has received regulatory approval to export certain products to Europe. Through Foshan Faulding, the Company also operates a manufacturing plant in Foshan City in the Guangdong Province of China.

In 1998, the Company (i) consolidated its international tablet, ointment and liquid production by transferring its production operations from Copenhagen to the Lier facility and third-party manufacturers and (ii) consolidated its sterile production by transferring its production operations from Norway to the Copenhagen facility and to third-party manufacturers.

The Company manufactures its fine chemical products in its plants in Oslo, Norway, which also manufactures products for the Company''s Animal Health business; Copenhagen, Denmark, which also manufactures finished products for HPI; and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. A material upgrade in manufacturing processes and capacity at the Budapest facility is substantially complete. All of these facilities have been approved as a manufacturer of certain sterile and non-sterile bulk antibiotics by the FDA, which allows imports of these products into the U.S. market, and by the health authorities of some European countries. See ""Information Applicable to all Business Segments- Environmental Compliance"" for a discussion of an administrative action related to the Budapest facility.

Competition. Most of the Company''s international finished pharmaceutical products compete with one or more other products that contain the same active ingredient so the Company therefore competes on the basis of price, service and brand. In European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent-protected pharmaceuticals. Generics are gaining market share because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote the use of generic pharmaceuticals in lieu of more expensive branded formulations. The Company''s international pharmaceutical products also encounter competition from imports of identical products from lower priced markets under EU laws promoting free movement of goods. (See ""Risk Factors""). Additionally, in the United Kingdom and Germany, new legislation is resulting in lower prices and reduction in revenues. In the United Kingdom, the United Kingdom Department of Health is continuing to review proposed legislative changes to the United Kingdom generic pharmaceuticals market, and as part of this review introduced in August 2000 interim maximum pricing legislation for the sale of generic pharmaceuticals in the United Kingdom. These price controls are expected to remain in place until October 2002. This interim pricing legislation as well as competitive factors has resulted in lower prices for the Company''s human generic pharmaceutical products in the United Kingdom and may lead to further price reductions for the Company''s generic human pharmaceuticals products. (See ""Risk Factors""). New legislation was introduced in Germany in January 2002 which re-adjusted the existing fixed price system, requiring price reductions for a large number of the Company''s human generic pharmaceutical products in Germany. Additionally, while the new German law does permit pharmacist substitution of generics for certain branded drugs there are several exceptions to this law which, in the Company''s view, will make it less than fully effective in requiring such substitution on a broad basis. Overall the Company expects this legislation to result in lower prices for the Company''s human generic pharmaceutical products in Germany and a decrease in profitability. (See ""Risk Factors"").

Sales of bulk antibiotic products are made to relatively few large customers. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a competitive advantage in these antibiotic products.

Geographic Markets. The principal geographic markets for HPI''s finished pharmaceutical products are the United Kingdom, Germany, The Netherlands, France, the Nordic and other Western European countries, Indonesia, China and the Middle East. Additionally, HPI sells its fine chemical products in the U.S. For the year ended December 31, 2001, sales in the U.S. of HPI''s fine chemical products represented approximately 13% of HPI''s total revenues with significant additional sales of fine chemical products in Europe, Asia and Latin America.

Sales and Distribution and Customers. Depending on the characteristics of each geographic market, generic products are predominantly marketed under either brand or generic names. Over-the-counter products are typically marketed under brand names with concentration on skin care, pain relief and vitamins. HPI employs a specialized marketing and sales force of approximately 595 persons, 180, 100 and 115 of whom are in Indonesia, China and Germany, respectively, that markets and promotes generic pharmaceuticals to doctors, hospitals, pharmacies and consumers. In each of the Company''s international markets, it uses wholesalers to distribute its generic pharmaceutical products. The Company distributes and sells its fine chemical products in North America and Europe using its own sales force. Sales of the Company''s fine chemical products in other parts of the world are primarily through the use of local agents and distributors.

U.S. Human Pharmaceuticals (""USHP"")

The U.S. Human Pharmaceuticals business develops, manufactures, markets and distributes generic prescription, specialty branded and over-the-counter pharmaceuticals for human use. With over 200 products USHP is a market leader in generic solid, liquid and topical dosage forms with what the Company believes to be one of the broadest portfolios of these products in the generic pharmaceuticals industry and with what it believes is a substantial presence in generic over-the-counter pharmaceuticals. With approximately 60 over-the-counter products, the Company is increasing its presence as a significant supplier to major retailers. With the addition of Purepac, the Company''s liquid and topical customers can buy a broadened product line from the Company, instead of having to purchase oral solid dose pharmaceuticals from other vendors. The Company expects that this broadened product offering will strengthen its competitive position and increase its market share in the U.S.

The Company recently announced new management of its U.S. Human Pharmaceuticals business segment. The business segment is now being led by Michael Nestor, the new President of USHP. Michael Nestor was President and Chief Operating Officer of Faulding Pharmaceuticals in the Americas prior to the Acquisition.

Product Lines. USHP manufactures and markets over 200 prescription and over-the-counter generic products, primarily in solid, liquid, cream and ointment, solutions for inhalation, and suppository dosage forms as well as three branded products. USHP manufactures approximately 42 generic prescription products in tablet and capsule form. The Company is the leading U.S. manufacturer of generic pharmaceutical products in liquid form with approximately 80 products. USHP manufactures approximately 36 cough, cold and allergy remedies which constitute a significant portion of its liquid pharmaceuticals business. USHP manufactures approximately 57 cream, lotion and ointment products for topical use.

Generic Product Lines.

Prescription Pharmaceuticals. USHP has regulatory approvals for approximately 130 prescription products, with a total of approximately 176 dosage strengths. The prescription products consist of a broad line of specialty liquid products in approximately 12 different categories including cough/cold, allergy and respiratory, a broad line of creams and ointments with a concentration on first aid medications, and a broad line of oral solid products with a concentration on modified release formulations in a variety of therapeutic categories including cardiovascular, anti-depressants, tranquilizers and analgesics.

Over-the-Counter Pharmaceuticals. USHP has the ability to manufacture ANDA and non-ANDA over-the-counter products. In the over-the-counter line, USHP has a broad range of products in approximately 12 different product categories including allergy, analgesic, anti-inflammatory, cough/cold, first aid, feminine hygiene, nutritional and personal hair care.

Formulations. USHP''s prescription and over-the-counter generic pharmaceutical products are sold in tablet, capsule, liquid, creams, lotions, ointments, suppositories, aerosols and other specialty formulations. The experience and technical know-how of USHP enables it to formulate immediate and modified release medications in oral solid dosage forms, to develop therapeutic equivalent drugs in liquid and topical forms, and to refine product characteristics such as taste, texture and appearance in the case of liquid forms and color, texture and consistency in the case of topical forms. USHP manufactures and markets seven suppository products and certain other specialty generic products, including a line of nasal spray products, one aerosol and four nebulizer products.

USHP''s most successful generic drugs in 2001 were diltiazem, the oral solid dose generic equivalent of Cardizem CD® indicated for the treatment of hypertension and chronic, stable angina, and spironolactone the oral solid dose generic equivalent of Aldactone® indicated in the management of primary hyperaldosteronism and edematous conditions (the retention of water) for patients with a number of medical conditions including congestive heart failure.

Branded Product Lines.

USHP''s branded pharmaceuticals business, which was founded in 1998 markets specialty brand name pharmaceuticals. USHP''s primary branded product is Kadian®, a sustained release morphine product which USHP licenses from F.H. Faulding (now a wholly-owned subsidiary of Mayne) pursuant to a perpetual, royalty-free license. USHP also sells Serax ® brand capsules and tablets, an anti-anxiety product, for which the Company acquired the marketing and distribution rights from a third party in November 1999. The branded pharmaceutical business has built a sales force of approximately 60 people. USHP focuses its sales and marketing efforts on the medical specialists who are likely to be the most active writers of prescriptions for its products. In addition to its sales and marketing efforts the Company continues to seek product development and co-promotion opportunities with other pharmaceutical companies to enhance its product portfolio and to expand the scope of its efforts. However, no assurances can be given that such partnerships will be successfully created. In addition USHP sells FeverAll®, an over-the-counter suppository form of acetaminophen used for fever reduction and pain relief. The Company acquired the marketing and distribution rights for this product from a third party in December 2000.

Facilities. USHP maintains and operates four manufacturing facilities, two research and development centers, four telemarketing facilities and two automated central distribution centers. USHP''s largest manufacturing facility is located in Baltimore, Maryland and is dedicated solely to the manufacture of liquid and nasal spray pharmaceuticals. The Company''s facility in Lincolnton, North Carolina manufactures creams, ointments and suppositories. As a result of the Acquisition, the Company acquired Purepac''s oral solid dose facility in Elizabeth, New Jersey, which manufactures tablets and capsules, and a new facility in Piscataway, New Jersey, which is in the FDA validation process for future manufacturing and which the Company anticipates will be fully functional by mid-2003. As an additional result of the Acquisition, the Company acquired a lease for a distribution center in Memphis, Tennessee, which it operates in addition to the distribution facility USHP already leased in Columbia, Maryland. USHP''s current and projected business needs do not require maintaining both distribution facilities. Therefore, the Company is devising a strategy to consolidate the distribution function in the Maryland facility. This strategy may include closing the Memphis distribution center within the next 12 months.

Competition. Although the Company is a market leader in the U.S. in the manufacture and marketing of specialty human generic pharmaceuticals, it operates in a highly competitive, price sensitive market. The Company competes with other generic pharmaceutical companies and with the generic drug divisions of major international patented drug companies and encounters market entry resistance from patented drug manufacturers. The Company selectively attempts to introduce generic drugs, as it is currently attempting with Gabapentin, earlier than the last expiration date for patents held by the manufacturer holding the patent protection through the process of designing around existing patents or challenging patents believed to be invalid. The Company has encountered vigorous challenges to these activities which has resulted in significant legal costs as it has defended its right to market these products. The Company expects to face further legal costs as it continues to defend such challenges.

Sales and Distribution. The Company has a sales organization with approximately 75 employees dedicated to USHP''s generic and branded pharmaceutical products including direct sales forces and telemarketing operations. The Company maintains a professional direct sales force of approximately 6 professionals to direct market USHP''s generic products and approximately 60 professionals to distribute and direct market USHP''s branded products (which 60 professionals were acquired through the Acquisition). To complement its direct sales force the Company sells USHP products through its use of selected independent sales representatives. In addition, the Company''s advanced telemarketing operation, which employs approximately 70 sales and supervisory personnel, markets and distributes generic products manufactured by third parties and, to a limited extent, USHP. The Company has recently increased the use of its telemarketing operations for the sale of its own products by adding a dedicated facility for this expanded activity. This business also provides certain custom marketing services, such as order processing and distribution, to the pharmaceuticals and certain other industries.

Customers. USHP continues to sell pharmaceutical products to the primary trade classes within the pharmaceutical industry. Warehousing and non-warehousing chains, as well as wholesalers, hospitals, long-term care, managed care and mail order remain key accounts that will be integrated into the advancement of combining all available product portfolios. The Company believes that positioning itself as a provider of many product portfolios and developing strategies that integrate them all will offer increased opportunities with specific accounts to gain market share and enhance margins.

Animal Health (""AH"")

The Company believes that its Animal Health business is a global leader in the development, registration, manufacturing and marketing of pharmaceutical products for food producing animals including poultry, cattle, sheep and swine, and vaccines to protect farmed fish from disease. In 2001, the Company had animal health product sales of approximately $335.3 million, before elimination of intercompany sales, with operating profit of approximately $23.6 million.

AH''s sales and operating income in 2001 was adversely affected as a result of (i) a change in its marketing strategy which decreased the offering of both extended payment terms and price discounts and (ii) declining poultry product sales caused in part by weak conditions in the U.S. poultry market, together with softness in Asian markets. In addition, AH''s blending facility and warehouse in Lowell, Arkansas were closed beginning in late September due to a fire. In December 2001, certain portions of the facility were re-opened for operation.

The Company recently announced new management of its Animal Health business and will immediately begin exploring changes in market strategy in this business. The clear objectives of any new strategy will include: strengthening customer and market focus, stabilizing pricing, and significantly improving working capital management. The development and execution of this strategy will be led by Carol Wrenn, the new President of the Animal Health division. As a first step, the Company has reduced the use of certain U.S. sales incentives in this division. These incentives had the effect of increasing the Company''s level of accounts receivable. While the Company will continue to offer its products to all customers on what it believes to be competitive terms, this action had a negative effect on AH''s sales in the fourth quarter of 2001 and is expected to have a further significant negative impact on sales in the first quarter of 2002 as customers reduce inventories. See ""Risk Factors"".

As an additional part of AH''s new marketing strategy, it is conducting a review of its new product pipeline and an evaluation of its major contractual relationships. The Company believes that certain changes to the existing arrangements may be necessary. Write-offs and other charges against pre-tax income of approximately $12.3 million were recorded in the fourth quarter of 2001 in connection with such matters. Such changes could result in further short term decreases in revenues or operating income.

Product Lines. The Company''s principal animal health business is based on a group of anti-infective pharmaceutical products which are added to the feed and water of livestock and poultry. This market is comprised of three primary pharmaceutical categories: antibiotics, antibacterials and anticoccidials.

Antibiotics. The Company''s medicated feed additives, known as MFAs, and water-soluble products are used to prevent and treat diseases and promote growth in poultry, swine, sheep and cattle. The Company is the world''s largest supplier of bacitracin and chlortetracycline for use in animal feeds. The Company''s major animal health antibiotic products include:

    BMD, a bacitracin-based MFA used to prevent or treat diseases, promote growth and improve feed efficiency in poultry, cattle, sheep and swine;

    Albac, a bacitracin-based MFA used to prevent and treat diseases, promote growth and improve feed efficiency in poultry, cattle and swine; and

    Chlormax and Chlormax-combination products, and Aureomycin and Aureomycin-combination products, which are feed-grade antibiotics used in combination with other products to prevent and treat diseases, promote growth and improve feed efficiency in poultry, cattle, and swine.

Anticoccidials. These products are used to prevent coccidiosis, a condition caused by an intestinal parasite that affects growth in poultry, sheep, and cattle. The Company is the world''s second largest supplier of anticoccidials and the Company''s major products include:

    Deccox, a MFA used to prevent and control coccidiosis in poultry, sheep, cattle and calves;

    Bovatec and Avatec, MFAs used to prevent and control coccidiosis in cattle, sheep and poultry and to promote growth and improve feed efficiency in cattle;

    Robenz, used to prevent coccidiosis in chickens;

    Rofenaid, used to prevent coccidiosis and diseases in poultry;

    Zoamix, a MFA used to prevent and control coccidiosis in chickens and turkeys; and

    Bio-Cox and Cygro, MFAs used to prevent and control coccidiosis in poultry.

Antibacterials. These products are used to prevent disease in fish, poultry and swine. The Company is the world''s largest supplier of antibacterials for use in animal feeds and the Company''s major products include:

    3-Nitro, a MFA used to treat disease, promote growth and improve feed efficiency in poultry and swine;

    Histostat, a MFA used to prevent disease in chickens and turkeys; and

    Romet, a MFA used to control disease in trout, salmon and catfish.

In addition to the Company''s antibiotic, antibacterial and anticoccidial pharmaceutical products, it also sells:

    water soluble vitamins, minerals and electrolytes which are used as nutritional supplements for poultry, swine and cattle, and to treat some conditions in baby pigs and calves; and

    injectable and immersion vaccines and treatments for farmed fish, such as Alpha Ject, Alpha Dip and Alpha Therapy.

As is the case for human pharmaceuticals, pharmaceuticals for animals (including animal biologics and vaccines) must be reviewed and receive registration from the FDA, USDA or similar regulatory agencies in other countries. Regulatory approvals for products to be used in food producing animals are complex, due to the possible impact on humans.

Approval must also be granted in the U.S. for the use of a pharmaceutical product in combination with other pharmaceuticals, and this generally requires the cooperation of other manufacturers. To date, the Company has been successful in obtaining the cooperation of third parties to seek combination approval for many of its products. These combination clearances significantly extend the reach and market share of the Company''s products and provide a considerable competitive advantage. Presently, the Company has sponsored a total of approximately 85 combination approvals in the U.S.

Acquisitions. In 1997, the Company acquired the Deccox product line, brand name and certain related assets from Rhone-Poulenc''s Animal Nutrition Division. Deccox is used to prevent and control coccidiosis. Under the agreement pursuant to which Deccox was acquired, Rhone-Poulenc will continue to manufacture the active ingredient for use in Deccox for a period of 15 years.

In 1999, the Company purchased the assets of I.D. Russell Company Laboratories, a manufacturer of a line of soluble antibiotics and vitamins. In addition, in September 1999 the Company acquired exclusive marketing rights to Reporcin, a performance and meat quality improvement product for injectable use in swine pursuant to a technology license and option agreement. Sales of Reporcin are ongoing in some countries, including Mexico and Brazil, which have substantial swine populations. However, the full realization of the potential for Reporcin is dependent upon market acceptance in those two countries and governmental license approvals and market acceptance in numerous other countries, including the U.S.. The agreement requires payments as additional regulatory approvals for the product are obtained in certain markets or payment of a liquidated damages fee for not pursuing licenses in such countries equal to 10% of the product license payment that would otherwise have become due upon receipt of the product license. Total additional payments at December 31, 2001 of approximately $32.0 million are required over the next five years if all seven possible country approvals are received. Under the terms of the agreement, the Company was required to complete an FDA approved production facility for Reporcin. To meet this requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June of 2000 and began preparing the facility for production of Reporcin. Due to a reassessment of the Company''s approach to the US market, the facility, on which the Company has expended $12 million, was not complete at December 31, 2001. While the Company continues to pursue regulatory approval for Reporcin in the US, this reassessment has resulted in changes to or delays in planned activities related to the completion of the Terre Haute facility. However the Company has reviewed the facility for impairment and determined, based on present facts and circumstances, no write-down of the facility is required at December 31, 2001.

In May 2000, the Company purchased the Roche MFA business for approximately $288.0 million. The Roche MFA business consisted of products including Aureomycin, Bovatec, Avatec, Bio-Cox and Cygro. These pharmaceuticals are used to prevent and treat diseases in livestock and poultry. Roche MFA sales in 1999 were approximately $200.0 million with over 50% of these sales in North America and the remainder in Europe, Latin America and Southeast Asia. The Roche MFA acquisition included inventories, five manufacturing and formulation sites in the U.S., global product registrations, licenses, trademarks and associated intellectual property, and certain of the Roche employees, primarily in manufacturing and sales and marketing.

Facilities. The Company produces its Animal Health products in state-of-the-art manufacturing facilities. BMD is produced and blended at the Company''s Chicago Heights, Illinois facility which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo facility shared with HPI. Soluble antibiotics and vitamins are formulated in AH''s Longmont, Colorado facility and Reporcin is produced at the Company''s plant in Parkville, Australia. Feed grade chlortetracycline is produced at AH''s Hannibal, Missouri and Willow Island, West Virginia facilities in addition to being purchased from foreign suppliers. It is then blended at independent blending facilities. Bio-Cox is blended in AH''s Van Buren, Arkansas facility, and Avatec and Bovatec are blended at its Salisbury, Maryland facility. The 3-Nitro product line and Lasalocid are manufactured using the Company''s technology at separate third party facilities. These contracts require the Company to purchase minimum yearly quantities on a cost plus basis. The Company is in the process of preparing its Willow Island facility for manufacturing Lasalocid. Decoquinate, the active ingredient used in Deccox, is manufactured in accordance with a fifteen year agreement using the Company''s technology at an unrelated facility. Blending of Deccox is done at the Company''s Lowell, Arkansas plant and a third party facility. Product research and development is done at AH''s Chicago Heights, Willow Island and Oslo facilities, with an experimental farm in Wrightstown, New Jersey. The Company manufactures its fish vaccine products at its Overhalla, Norway facility and third party facilities and utilizes contract manufacturing to provide certain raw materials for vaccine production.

Competition. Some of the Company''s competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Due to the Company''s strong market position in feed additives and its experience in obtaining requisite FDA approvals for combination therapies, the Company believes it enjoys a competitive advantage in commercializing FDA-approved combination medicated animal feed additives.

Geographic Markets. The Company sells a major portion of its animal health products in the U.S. With the addition of the Roche MFA business, AH has expanded its international presence as part of its global strategy. The Company sells its aquatic animal health products in Norway, the United Kingdom, U.S., Chile and other international markets.

Sales and Distribution. The Company''s animal health products in the U.S., Europe, Canada, Mexico, Brazil, Australia and other selected markets are sold through a staff of technically trained sales and service employees. The Company has sales offices in the U.S., Canada, Mexico, Chile, Argentina, Thailand, China, Brazil, France, Belgium, the United Kingdom and Australia. The Company is currently reviewing whether to eliminate certain of AH''s present foreign sales offices. In the remainder of the world, AH''s products are sold primarily through the use of distributors and sales companies. In January 1999, the Company combined its wholly-owned U.S. distribution company with two similar third party distribution businesses to form a joint venture 50% owned by the Company. The joint venture is a regional distributor of animal health products in the Central Southwest and Eastern regions of the U.S. The Company sells its aquatic animal health products through its own technically-trained sales staff in Norway, the United Kingdom and Chile and through distributors in other markets.

Customers. Sales are made principally to commercial animal feed manufacturers, wholesalers and integrated cattle, swine and poultry producers. Although AH is not dependent on any one customer, the customer base for animal health products is in a consolidation phase. Therefore, as consolidation continues, the Company may become more dependent on certain individual customers as these customers increase their size and market share. The Company sells its aquatic animal health products to fish farms, usually under a contract which extends for at least one growing season. There are relatively few customers for the Company''s aquatic animal health products and there are relatively few suppliers of the products that the Company sells in this market. Most large customers have veterinarians on their staff and the Company believes that these veterinarians are involved in the evaluation and purchase of AH''s products

Information Applicable to all Business Segments

Research, Product Development and Technical Activities

Scientific development is important to each of the Company''s business segments. The Company''s research, product development and technical activities in the human pharmaceuticals business within the U.S. and Norway concentrate on the development of generic equivalents of established patented products as well as discovering novel treatment uses of existing drugs. The Company''s research, product development and technical activities also focus on developing proprietary drug delivery systems, patent circumvention development in the U.S. and on improving existing delivery systems, fermentation technology and packaging and manufacturing techniques. The Company''s research and development capabilities have been enhanced and broadened as a result of the Acquisition, strengthening its ability to introduce new products and its expertise in the area of extended release products and the formulation and manufacture of oral solid dose products. In view of the substantial funds which are generally required to develop new chemical drug entities, the Company does not anticipate undertaking significant activities in this area.

The Company''s technical development activities for animal pharmaceuticals involve extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for variations of existing products and seeking related FDA and other governmental approvals.

Given the Company''s global presence and its focus on research and development, the Company seeks to:

    reduce costs and shorten product development cycles for introduction and approval of similar products across geographic markets through the exchange of knowledge across its global research and development efforts; and
    distribute its research and development, manufacturing and purchasing costs across a global platform.

Generally, research and development activities are conducted on a business segment basis. Accordingly, upon integration of the Company''s three business segments into two segments, research and development will be conducted on a two segment basis. The Company conducts its technical product development activities at its facilities in Oslo, Norway; Baltimore, Maryland; Wrightstown, New Jersey; Willow Island, West Virginia; Chicago Heights, Illinois and Elizabeth, New Jersey, as well as through independent research facilities in the U.S. and Europe. The Company closed its finished product research and development operations in Copenhagen, Denmark in 2001. However, the Copenhagen facility continues to be used for API research and development.

Research and development expenses were approximately $86.7 million, $43.3 million, and $40.2 million in 2001, 2000 and 1999, respectively. The 2001 expenses include a charge for purchased in-process research and development of $37.7 million related to the Acquisition.

New Products

The Company believes it has an attractive pipeline of new products which it plans to introduce over the next several years. One of the most potentially significant of these products is USHP''s generic form of Gabapentin. Gabapentin, which was acquired through the Acquisition, is Purepac''s generic version of Neurontin, a drug used to treat epilepsy, which had 2001 brand sales close to $2.0 billion. The Company believes Purepac was the first generic manufacturer to file a Paragraph IV certification challenging the patents protecting Neurontin. As the first entity to file a Paragraph IV certification with respect to the primary continuing Gabapentin patents, the Company may benefit from generic market exclusivity for up to six months subject to receipt of all required FDA approvals and the satisfactory status of the brand company''s litigation challenge at the beginning of the exclusivity period. The Company may not, in all circumstances, be able to control the commencement of the exclusivity period and therefore can give no assurance that it will benefit from being the first to file the Paragraph IV certification. If the Company gains this exclusivity, based upon the results of similar generic product launches, the Company believes it can reasonably expect a significant initial market share (as much as 25-50% of the brand market) and such initial sales should also assist the Company in retaining a smaller but leading market share after the exclusivity period.

Government Regulation

General. The research, development, manufacturing and marketing of the Company''s human pharmaceutical and animal health products are subject to extensive government regulation by either the FDA or the U.S. Department of Agriculture, as well as by the Drug Enforcement Administration, Federal Trade Commission, Consumer Products Safety Commission, and other government agencies and by comparable authorities in the EU, Norway, Indonesia and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Area and, as such, has accepted all EU regulations with respect to pharmaceuticals except in the area of feed antibiotics. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion, sale and distribution of pharmaceutical products. Non-compliance with applicable requirements can result in civil or criminal fines, recall or seizure of products, total or partial suspension of production and distribution, the Company''s debarment or the debarment of individuals from obtaining new drug approvals or providing services to drug companies in any capacity, refusal of the government to approve new products or to purchase the Company''s products and criminal prosecution. The cost of complying with government regulations substantially increases the cost of producing human pharmaceutical and animal health products.

The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA and analogous foreign agencies, and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite the Company''s ongoing efforts and commitment to achieve and maintain full compliance with all regulatory requirements. As a result of actions the Company has taken to respond to the progressively more demanding regulatory environment in which the Company operates, the Company has spent, and will continue to spend, significant funds and management time on regulatory compliance.

Product Marketing Authority. In the U.S., the FDA regulatory procedure generally applicable to the Company''s human generic pharmaceutical products depends on whether the branded drug to which the generic version is equivalent or comparable is:

    the subject of an approved New Drug Application, or NDA, which has been reviewed for both safety and effectiveness;
    marketed under a pre-1962 NDA reviewed for safety only;
    marketed without an NDA; or
    marketed pursuant to over-the-counter monograph program.

If the drug to be offered is a generic variation of a branded product that is the subject of an NDA approved for both safety and effectiveness, the generic product must be the subject of an Abbreviated New Drug Application, or ANDA, and be approved by the FDA prior to marketing. Drug products which are generic copies of the other types of branded products generally may be marketed in accordance with either FDA enforcement policies or the over-the-counter drug monograph program and generally are not subject to ANDA filings and approval prior to market introduction at this time. While the Company believes that all of the Company''s current pharmaceutical products are appropriately marketed under the applicable FDA procedure or enforcement policy, the basis for marketing products not covered by approved ANDAs is subject to change or revocation by the FDA.

All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control. ANDAs also must contain bioequivalency data. Each product approval limits manufacturing to a specifically identified site. Supplemental filings to transfer products from one manufacturing site to another also generally require review and approval.

Some of the Company''s animal pharmaceuticals are regulated by the FDA, as described above, while other animal pharmaceuticals are regulated by the U.S. Department of Agriculture. Although the Company markets some generic animal pharmaceuticals, which are subject to similar FDA requirements as applicable to its human generic pharmaceutical products, the majority of its animal pharmaceuticals are considered to be branded or pioneer animal drug products. Like their human counterparts, pre-marketing approval under stringent FDA rules for their testing, development, and manufacture is required for animal drugs as well as for any changes in label claims, specifications or manufacturing sites that occur post-approval. The enormous backlog of submissions pending review in FDA''s Center for Veterinary Medicine has made the timing of such approvals difficult to predict. Despite the difficulty and delays brought about by this situation, the Company has been successful in obtaining such approvals. As with human pharmaceutical products, FDA inspection and record keeping requirements as well as debarment provisions apply to the Company''s animal pharmaceutical products.

An EU Directive requires that medical products must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects and the conduct of such trials is subject to the standards codified in the EU guideline on Good Clinical Practice. In addition, the EU requires that such trials be preceded by adequate pharmacological and toxicological tests in animals, that stability tests are also carried out and that clinical trials should use controls, be carried out double blind and capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample size. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where the Company conducts business. There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain these approvals, or to obtain them when expected, could have a material adverse effect on the Company''s business, financial condition and results of operations.

The European Union and five non-EU countries have banned the use of four antibiotics to promote growth in food producing animals effective July 1, 1999. While three of these products were not manufactured or sold by us, bacitracin zinc, a feed antibiotic growth promoter for livestock and poultry which is manufactured by us, is included in the ban. The Company is attempting to reverse or limit the EU ban which affects the Company''s Albac product, but there can be no assurance that these efforts will be successful. See ""Risk Factors"".

Legislative bills are introduced in the US Congress from time to time, some of which, if adopted, could have an adverse effect on AH''s business. However, in the past, such bills which could have had a material adverse effect, have not had sufficient support to become law.

Facility Compliance. The Company''s manufacturing operations, in the U.S. and three of the Company''s European facilities that manufacture products for export to the U.S., are required to comply with current Good Manufacturing Practices, better known as cGMP, as interpreted by the FDA regulations. cGMP encompasses all aspects of the production process, including validation and record keeping, and involves changing and evolving standards. Consequently, continuing compliance with cGMP can be a particularly difficult and expensive part of regulatory compliance. There are similar regulations in other countries where the Company has manufacturing operations. The EU requires that before a medicinal product can be manufactured and assembled, each company who carries out such an operation must hold a manufacturer''s license, a product license must be held by the person responsible for the composition of the product, and the manufacture and assembly must be in accordance with the product license and good manufacturing practice.

During 2001 the Company received inspection observations (483 Reports) from the FDA at its USHP facilities in Elizabeth and Baltimore and its Willow Island and Chicago Heights AHD plants. The Elizabeth review resulted in the issuance of a warning letter and the inspection at Baltimore resulted in an allegation from the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMP. The Company believes that it has taken action satisfactory to the FDA at its Elizabeth plant. As to each of the other plants, the inspections have been more recent and, as a result the Company is still in the process of discussing and implementing actions which it believes will be satisfactory to the FDA. At the Baltimore plant, this action includes a temporary slowdown in production which will have an effect on earnings in the first quarter of 2002. Additionally, the Company is presently engaging in a recall and other similar actions with respect to two of its USHP products. In addition to the charges for these actions taken in the fourth quarter of 2001, further charges are expected in the first quarter of 2002. There can be no assurance that the FDA will not require further actions at an additional cost.

Potential Liability for Current Products. Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by the industry, government agencies and others. These studies, which increasingly employ sophisticated methods and techniques, can question the utilization, safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from persons who believe they have been injured as a result of their use.

Extended Protection for Patented Products. The Waxman-Hatch Act amended both the Patent Code and the Federal Food, Drug and Cosmetics Act, better known as the FDC Act. The Waxman-Hatch Act codified and expanded application procedures for obtaining FDA approval for generic forms of brand-name pharmaceuticals which are off-patent or whose market exclusivity has expired. The Waxman-Hatch Act also provides patent extension and market exclusivity provisions for innovator drug manufacturers which preclude the submission or delay the approval of a competing ANDA under certain conditions. One such provision allows a five year market exclusivity period for NDAs involving new chemical compounds and a three year market exclusivity period for NDAs or NDA supplements containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision authorizes the extension of patent terms for up to five years as compensation for reduction of the effective life of the patent as a result of time spent in testing for, and FDA review of, an application for a drug approval. Patent terms may also be extended pursuant to the terms of the Uruguay Round Agreements Act, or URAA. In addition, the FDA Modernization Act of 1997 allows patented brand name pharmaceuticals manufacturers to seek six months of additional exclusivity when they have conducted pediatric studies on the drug in accordance with the statute''s requirements. Although the pediatric exclusivity provision in FDAMA expired on January 1, 2002, it was re-authorized by the Best Pharmaceuticals for Children Act, which was signed into law in January, 2002. Therefore, the Company cannot predict the extent to which the Waxman-Hatch Act, the Best Pharmaceuticals for Children Act, the FDA Modernization Act of 1997, or URAA could postpone approval of some of the Company''s new products.

In Europe, certain Directives confer a similar market exclusivity in respect of proprietary medicines, irrespective of any patent protection. Before a generic manufacturer can present an abridged application for a marketing authorization, it must generally wait until the original proprietary drug has been on the market for a certain period, unless they have the consent of the person who submitted the original test data for the first marketing authorization, or can compile an adequate dossier of their own. In the case of high technology products, the period is ten years or in some states for other medicinal products six years, subject to the option for Member States to elect for an exclusivity period of ten years with respect to all products.

In addition to the exclusivity period, it is also possible in the EU to extend the period of patent protection for a product which has a marketing authorization by means of a Supplementary Protection Certificate, or SPC. An SPC comes into force on the expiry of the relevant patent and lasts for a period calculated with reference to the delay between the filing of the patent and the granting of the first marketing authorization for the drug. This period of protection, subject to a maximum of five years, further delays the marketing of generic medicinal products.

The Generic Drug Enforcement Act. The Generic Drug Enforcement Act of 1992, which amended the FDC Act, gives the FDA six ways to penalize companies that engage in wrongdoing in connection with the development or approval of an ANDA. The FDA can:

    permanently or temporarily prohibit wrongdoers from submitting or assisting in the submission of an ANDA;
    temporarily deny approval of, or suspend applications to market, particular generic drugs;
    suspend the distribution of all drugs approved or developed pursuant to ANDAs of such person;
    withdraw approval of an ANDA;
    seek civil penalties against the alleged wrongdoer; and
    under appropriate procedures, significantly delay the approval of any pending ANDA from such person.

The Company has never been the subject of an enforcement action under this statute, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

Controlled Substances Act. The Company also manufactures and sells drug products which are ""controlled substances"" as defined in the Controlled Substances Act, which establishes certain security and record keeping requirements administered by the Drug Enforcement Administration, or DEA, a division of the Department of Justice. The Company is licensed by the DEA to manufacture and distribute certain controlled substances. The DEA has a dual mission: law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA''s regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for noncompliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payors like insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. As a part of this effort the federal government and several states have commenced administrative or court actions challenging the pricing practices of certain named drug manufacturers. The Company is not a party to any of these actions. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have on it.

Medicaid legislation requires all pharmaceutical manufacturers to rebate state governments a percentage of the average manufacturer''s selling price based on sales of outpatient drug products reimbursed under state Medicaid programs. The required rebate rate for manufacturers of generic products is currently 11% of the average selling price for each product at the unit level, regardless of package size.

In many countries other than the U.S. in which the Company does business, the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. A review of proposed legislative changes to the UK generic pharmaceutical market is currently ongoing and as part of the review an interim maximum pricing legislation for the sale of generic pharmaceuticals in the UK has been introduced. Additionally, in Germany, new legislation was introduced in January, 2002 which adjusted the existing fixed price system, required a reduction of certain human generic pharmaceutical products. See the sections ""Risk Factors"" and ""Management''s Discussion and Analysis of Financial Condition and Results of Operations"". As a result, affected manufacturers, including the Company, have not always been able to recover cost increases.

In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences between member states. There is also a Common External Tariff payable on import of medicinal products into the EU, though exemptions are available in respect of certain products which allow duty free importation. Where there is no tariff suspension in operation in respect of a medicinal product, an application can be made to import the product duty free, but this is subject to review at the European level to establish whether a member state would be able to produce the product in question instead. In addition, some products are subject to a governmental quota which restricts the amount which can be imported duty free.

Environmental Compliance

The Company believes that it is substantially in compliance with all presently applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is presently engaged in administrative proceedings with respect to soil and aquifer contamination at its Budapest plant. The Company is subject to state administration orders relating to air and waste discharge issues at its Lowell, Arkansas plant, and waste handling, transportation and discharge issues at its Longmont, Colorado plant. The ongoing cost of these administrative orders will not be material. Certain costs incurred at the Budapest facility are subject to reimbursement obligations of the previous owner.

In September 2001, a fire at the Company''s Lowell, Arkansas plant resulted in the release of arsenic into water entering the local water treatment facility, soil surrounding the plant and in soot spread within the plant. Remediation activities are substantially complete and have been performed under the supervision of the Arkansas Department of Environmental Quality. The Company expects to complete this remediation in 2002 with substantially all costs covered by insurance.

Although many major capital projects typically include a component for environmental control, including the Company''s current expansion projects, no material expenditures specifically for environmental control are expected to be made in 2002.

Raw Materials

Many raw materials required for the Company''s business are purchased from single suppliers. Any interruption in the availability of these materials could cause production delays and decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials which may require additional regulatory approvals as approvals are specific to a single product produced by a specified manufacturer. Such disruption in the business could have a material adverse effect on the Company''s operations.

Revision of Financial Statements

In the third quarter of 2000, the Company discovered that with respect to the Company''s AH operations in Brazil, which reported revenues of approximately $1.8 million, $6.0 million and $13.7 million for the years 1997, 1998, and 1999, respectively, a small number of employees collaborated to circumvent established company policies and controls to create invoices that were either not supported by underlying transactions or for which the recorded sales were inconsistent with the underlying transactions. A full investigation of the matter with the assistance of legal counsel and the Company''s independent auditors was initiated and completed. During the third quarter of 2000, the Company revised all affected periods, comprising all four quarters of 1999 and the first two quarters of 2000. The net reduction in revenue was approximately $7.4 million or about one half of one percent and $.06 in diluted earnings per share or about three percent over the six quarter period.

On November 5, 2001, the Company announced the completion of the revision of its financial statements for 1998, 1999, 2000 and the first two quarters of 2001. The revision results predominantly from a required modification in recognizing revenue for specific customer orders in the Company''s AH business in 1998, 1999 and 2000 from the time the order was segregated by third party warehouses and billed, to a subsequent period when the order was delivered. This revision resulted in (1) a reduction from previously reported amounts of $4.3 million of revenue in 1998, $16.4 million of revenue in 1999 and $18.7 million of revenue in 2000, (2) a reduction from previously reported amounts of $2.3 million of operating income in 1998, $11.4 million of operating income in 1999 and $9.2 million of operating income in 2000 and (3) an increase in both revenue and operating income in the first half of 2001 of $36.2 million and $21.7 million, respectively, over previously reported amounts. At the end of 2001, the aggregate increases resulting from the revision approximated the aggregate decreases in 1998 through 2000.

Employees

As of December 31, 2001 after giving effect to the Acquisition, the Company had approximately 4,900 employees, including approximately 1,950 in the U.S. and 2,950 outside of the U.S. The Company considers its relationship with its employees to be good. Three U.S. plants are subject to collective bargaining agreements and four of the Company''s major European facilities have works councils and are subject to national labor agreements. The Company believes its relations with all of these employee units is satisfactory.

Risk Factors

This report includes certain forward looking statements. Like any company subject to a competitive and changing business environment, the Company cannot guarantee the results predicted in any of the Company''s forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (but are not limited to) the following:

The Acquisition and integration of the Acquired Business, as well as related management changes, could adversely affect the Company''s business and results of operations.

The success of the Acquisition depends in part on the Company''s ability to integrate the Acquired Business into the Company''s business and to realize the anticipated benefits. The integration process may be disruptive to the Company''s operations and those of the Acquired Business and may cause an interruption of, or a loss of momentum in, the businesses as a result of a number of obstacles such as the:

  loss of key employees or customers;

  failure to maintain the quality of customer service that the Company''s historical businesses or the Acquired Business has historically provided;

  need to coordinate research and development and quality control functions in order to keep the Company''s new product pipeline adequately developed;

  need to comply with governmental regulations;

  resulting diversion of management''s attention from the Company''s day-to-day business to the integration process; and

  unfamiliarity of management with the needs of the Acquired Business.

If the Company is not successful in this integration or if it takes longer than anticipated, the Company''s business could be adversely affected.

As part of the Company''s review of its operations at the time of the Acquisition, the Company appointed a new president of its U.S. Human Pharmaceutical business as well as other senior employees. While the Company believes that the most significant parts of its integration of the Acquisition have been completed, on an ongoing basis the Company reviews its business and may make other senior management changes. These changes may disrupt the Company''s business by diverting the attention of management and displacing resources as it focuses on new initiatives.

The Company is subject to government regulations and actions that increase the Company''s costs and could prevent it from marketing or selling some of its products in certain countries.

The research, development, manufacturing and marketing of the Company''s products are subject to extensive government regulation. Government regulation includes inspection of and controls over testing, manufacturing, safety, efficacy, labeling, record keeping, pricing, sale and distribution of pharmaceutical products.

The U.S. and other governments regularly review manufacturing operations. The Company is presently responding to regulatory observations as a result of these reviews. Failure to adequately address these concerns could have a material adverse effect on the Company.

During 2001 the Company received inspection observations (483 Reports) from the FDA at its USHP facilities in Elizabeth and Baltimore and its Willow Island and Chicago Heights AHD plants. The Elizabeth review resulted in the issuance of a warning letter and the inspection at Baltimore resulted in an allegation from the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMP. The Company believes that it has taken action satisfactory to the FDA at its Elizabeth plant. As to each of the other plants, the inspections have been more recent and, as a result the Company is still in the process of discussing and implementing actions which it believes will be satisfactory to the FDA. At the Baltimore plant, this action includes a temporary slowdown in production which will have an effect on earnings in the first quarter of 2002. Additionally, the Company is presently engaging in recalls with respect to two of its USHP products. In addition to the charges for these actions taken in the fourth quarter of 2001, further charges are expected in the first quarter of 2002. There can be no assurance that the FDA will not require further actions at an additional cost.

The Company also has affiliations, license agreements and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company''s vendors and third party contract manufacturers are subject to these same regulatory restrictions. If any one of these third parties is found to have violations of a regulatory significance, the Company would be materially negatively impacted as its supply of API and/or product would be threatened. While the Company takes measures to secure back-up suppliers, there can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company''s products to its customers or that these problems will not otherwise materially impact the Company''s business.

Non-compliance with applicable requirements can result in fines, recall or seizure of products, suspension of production or distribution and debarment of individuals or the Company from providing services to drug companies in any capacity or obtaining new drug approvals. Government regulation substantially increases the cost of manufacturing, developing and selling the Company''s products.

The Company has filed, and continues to file, applications to market its products with the FDA and other regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly affect the Company''s future revenues and income. This is particularly significant with respect to human pharmaceuticals where the Company is, in certain instances, using procedures, known as ""paragraph IV certification,"" to seek marketing approvals prior to the latest date as to which a third party may claim patent protection, including, among others, with respect to Gabapentin. The use of this strategy may involve lengthy litigation, frequently with substantially larger, well-financed pharmaceutical companies. There can be no assurance that the Company will obtain new product approvals in a timely manner, if ever, through litigation or otherwise. Failure to obtain approvals when expected, or at all, could have a material adverse effect on the Company''s business. The Company also has affiliations, license agreements and other arrangements with companies that depend on regulatory approvals sought by those companies.

The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food producing animals. While most of the government activity in this area has involved products other than those that the Company offers for sale, effective July 1, 1999, the European Union and five non-EU countries have banned the use of bacitracin zinc, a feed antibiotic and growth promoter manufactured by the Company and others which has been used in livestock feeds for over 40 years. The EU ban is based upon the ""Precautionary Principle"" which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. The Company''s initial effort to reverse this action by means of a court injunction from the Court of First Instance of the European Court was denied. The Company is continuing to pursue the Company''s efforts in the European Court and based upon what it believes to be highly persuasive scientific evidence with respect to the product the Company is engaged in certain other initiatives to limit the effects of this ban. Although the EU actions negatively impact the Company''s business, they were not material to the Company''s financial position or its results of operations. The discussions concerning resistance to antibiotics used in certain food producing animals have recently become more active in the U.S. Various sources have published reports concerning possible adverse effects of the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company''s customers or the end-users of its products, are reducing the use of antibiotics. It is uncertain what actions, if any, the FDA may take in connection with drug resistant bacteria in animal health products. The loss of the U.S. market for, or negative publicity regarding, the Company''s bacitracin-based products would be materially adverse to the Company.

The Company cannot predict whether the present bacitracin zinc ban will be expanded. If either (a) the EU or countries or customers within the EU, act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, or (b) there is an expansion of the ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products or (c) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company''s financial condition, cash flows and results of operations. The Company also cannot predict whether this antibiotic resistance concern will result in expanded regulations adversely affecting other antibiotic-based animal health products manufactured by the Company of which it has significant sales.

The Company''s foreign operations are subject to additional economic and political risks.

The Company''s foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights.

The Company sells products in many countries that are susceptible to significant foreign currency fluctuations. The Company''s products are generally sold for U.S. dollars, which eliminates the direct exposure to currency fluctuations, but increases credit risk if the local currency devalues significantly and it becomes more difficult for customers to purchase U.S. dollars required to pay the Company.

Some of the Company''s foreign operations are being affected by wide currency fluctuations and decreased economic activity in these regions and, in case of Indonesia and Argentina, by social and political unrest. While our present exposure to economic factors in these regions is not material, they are important areas for anticipated future growth.

Regulation of, and competition in, the generic pharmaceuticals industry in the United Kingdom and Germany may decrease the Company''s prices and sales volume in these countries.

The United Kingdom Department of Health is currently reviewing proposed legislative changes to the United Kingdom generic pharmaceuticals market, and as part of this review introduced in August 2000 interim maximum pricing legislation for the sale of generic pharmaceuticals in the United Kingdom. These price controls are expected to remain in place at least until October 2002. This interim pricing legislation, as well as competitive factors, has resulted in lower prices for the Company''s human generic pharmaceutical products in the United Kingdom.

The United Kingdom generic pharmaceuticals market in 1999 and the first half of 2000 had historically high prices and volume due to product shortages. These market conditions have not continued through 2001 due to the United Kingdom government''s interim maximum pricing legislation and increased competition. The Company is unable to predict the long-term impact these circumstances will have on the Company''s United Kingdom operations and the pricing and sales of generic pharmaceuticals in the United Kingdom.

In Germany new legislation was introduced in January, 2002 which adjusted the existing fixed price system, requiring price reductions for a large number of human generic pharmaceutical products in Germany including a number of the Company''s products. Additionally, while the new German law does permit pharmacist substitution of generics for certain branded drugs there are several exceptions to this law which, in the Company''s view, will make it less than fully effective in requiring such substitution on a broad basis. Overall the Company expects this legislation to result in lower prices for human generic pharmaceutical products in Germany and this is expected to result in decreased profitability for all industry participants including the Company. The Company is unable to predict the long-term impact these circumstances will have on the Company''s German operations and the pricing and sales of generic pharmaceuticals in Germany.

An interruption in the supply of the Company''s raw materials or products or an adverse event at one of the Company''s manufacturing facilities could adversely effect its operations.

The Company currently purchases many of its raw materials and other products from single suppliers and many of its products are manufactured at a single facility. Any interruption in the supply of these materials or an adverse event at the facilities which manufacture and blend the Company''s products, could decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. The Company may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to the Company. If the Company had to obtain substitute materials or products, the Company would require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. The use of new facilities similarly would require regulatory approvals. Any significant interruption of supply from the Company''s suppliers or adverse event at any of its manufacturing facilities could have a material adverse effect on the Company''s operations.

The Company has been and will continue to be affected by competitive factors, including price restrictions in certain markets.

The Company''s generic pharmaceuticals business has historically been subject to intense competition. As patents and other bases for market exclusivity expire, prices typically decline as generic competitors, such as the Company, enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand-name and patented pharmaceuticals manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:

  filing new patents on drugs whose original patent protection is about to expire;

  developing patented controlled-release products or other product improvements; and

  increasing marketing initiatives and filing of additional litigation.

Generic pharmaceuticals market conditions, particularly, in the U.S., were further affected in recent years by a fundamental shift in industry distribution, purchasing and stocking patterns resulting from increased importance of sales to major wholesalers and a concurrent reduction in sales to private label generic distributors. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesaler''s own marketing programs.

The factors which have adversely affected the U.S. generic pharmaceuticals industry may also affect some or all of the markets in which the Company operates internationally. In addition, in Europe the Company is encountering price pressure from parallel imports of identical products from lower priced markets under EU laws of free movement of goods. Parallel imports could lead to lower revenue for the Company. The Company''s international pharmaceuticals business is also affected by general governmental initiatives to reduce drug prices, including price controls or other restrictions on the Company''s industry. Parallel imports, governmental cost containment and other regulatory efforts could cause lower prices in certain markets, including the United Kingdom, Germany and the Nordic countries, where the Company has significant sales.

In all the Company''s businesses, it may become more difficult for the Company to respond to competitive challenges because of the significance of relatively few major customers, such as large wholesalers, animal producers and chain stores, a rapidly changing market and uncertainty of timing of new product approvals.

The bulk antibiotic, international generic human pharmaceutical and animal pharmaceutical industries are highly competitive and many of the Company''s competitors in these areas are substantially larger and have greater financial, technical and marketing resources than the Company possesses. The increased focus on pharmaceutical prices in Europe may lead to increased competition and price pressures for suppliers of all types of pharmaceuticals, including generics. In addition, in certain countries such as France, because of the Company''s size and product mix, the Company may not be able to capitalize on such changes in competition and pricing as fully as the Company''s competitors.

The Company''s business is affected by the reimbursement policies of third party payors, such as insurers and managed care organizations.

The Company''s commercial success with respect to generic products depends, in part, on the availability of adequate reimbursement from third party health care payors, such as government and private health insurers and managed care organizations. Third party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may prevent the Company from maintaining the Company''s present product price levels. In addition, the market for the Company''s products may be limited by third party payors who establish lists of approved products and do not provide reimbursement for products not listed. Medicaid legislation requires all pharmaceutical manufacturers to rebate state governments a percentage of the average manufacturer''s selling price on sales of certain prescription drugs reimbursed under the state Medicaid programs. Certain states, such as Michigan and Florida, have adopted measures to contain further the costs incurred for prescription drugs under their Medicaid programs. These measures include placing certain prescription drugs on a restricted list and negotiating additional discounts in the prices paid for prescription drugs.

The Company''s liability from accidents, product liability or other claims may exceed the Company''s insurance coverage.

The Company seeks to obtain liability insurance to protect it from liability due to accidents, product liability and other claims which arise during the course of doing business. The insurance that the Company obtains to protect itself against these potential liabilities may be inadequate, or such insurance may be unobtainable or prohibitively expensive. The Company must renew some of its insurance policies each year. In recent months the Company has experienced significant increases in its insurance costs. In addition, the Company''s insurance policies may contain exceptions which do not protect it from liabilities it may incur due to products it now manufactures or may manufacture in the future. The Company''s inability to obtain and maintain sufficient insurance coverage on reasonable terms could materially adversely affect the Company''s business, financial condition and results of operations.

The Company''s Animal Health business is in the process of making changes in its business strategy.

The Company recently announced new management of its Animal Health business and immediately began exploring changes in market strategy in this business. The clear objectives of any new strategy will include strengthening customer and market focus, stabilizing pricing, and significantly improving working capital management. As a first step, the Company has reduced the use of certain U.S. sales incentives in this division. These incentives had the effect of increasing the Company''s level of accounts receivable. In addition to previously announced charges in the fourth quarter of 2001, these evolving strategies could require future actions necessitating charges against income including divestitures, decisions to curtail or terminate activities with respect to the development of certain products in its pipeline, the necessity to alter or terminate certain existing contractual arrangements and organizational restructuring.

The Company does not know the ultimate impact of the infringement claims brought by Pfizer relating to Gabapentin and does not know with any certainty if it will have to write-off inventory relating to Gabapentin.

The Company has filed a Paragraph IV certification challenging the patents protecting Pfizer''s Gabapentin, a drug used to treat epilepsy. While not assured, this filing could provide the Company with generic market exclusivity for a period of up to six months. Given the size of the Gabapentin market (close to $2.0 billion in 2001) and the market price and share normally anticipated during a period of generic exclusivity, the Company''s profit potential (which it is initially obligated to share equally with its supplier of the drug''s active ingredient) could be significant.

However, Pfizer has filed several lawsuits challenging the Company''s position that it can introduce the product prior to the expiration of the last to expire of the Pfizer patents. Under the Hatch-Waxman Act, the Company may be able to commence the sale of the product in December of 2002 whether or not the Pfizer litigation has been finally decided. The Company could also wait to commence sales until the receipt of a court decision or any appeal. While the Company has made no decision on this issue, a launch at anytime before a final decision on Pfizer claims would leave the Company exposed to potential material infringement damages if Pfizer were to ultimately prevail in the litigation. In addition, in order to be prepared to take advantage of the six month period of exclusivity, the Company would be required to produce significant amounts of inventory during 2002. In the event that Pfizer prevails in the litigation, or the Company decides to delay its launch to a date significantly after December 2002, this inventory may no longer be commercially saleable which would result in a write-off and a charge against the Company''s income in the relevant period.

The Company is highly leveraged. The Company''s substantial indebtedness limits cash flow available for operations and could adversely affect our ability to service debt or obtain additional financing if necessary

As of December 31, 2001, after giving effect to the Acquisition and related financing transactions and the initial actions under the Company''s deleveraging strategy, the Company''s total debt was $1,060.6 million and its total consolidated shareholders'' equity was $891.6 million. The Company''s operating income relative to its level of indebtedness will continue to restrict its operations. Among other things, the Company''s indebtedness and the restrictive covenants contained in the agreements governing its indebtedness:

  require a substantial portion of the Company''s cash flow from operations for the payment of interest on the Company''s debt;

  limit the Company''s ability to use its cash flow, or to obtain additional financing, to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

  limit the Company''s flexibility to plan for and react to changes and take advantage of opportunities in its business and industry;

  increase the Company''s vulnerability to adverse economic and industry conditions; and

  place the Company at a competitive disadvantage to less leveraged competitors.

In addition, the Company may incur additional debt. Subject to specified limitations, the agreement governing the notes and the Company''s senior credit facilities permit the Company and its subsidiary guarantors to incur substantial additional debt.

Servicing the Company''s debt will require a significant amount of cash, and its ability to generate sufficient cash depends on many factors, some of which are beyond the Company''s control.

The Company''s ability to make payments on and to refinance its debt depends on the Company''s ability to generate cash flow. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company''s control. In addition, the Company''s ability to borrow funds in the future to make payments on its debt will depend on its satisfaction of the financial covenants in the issuer''s senior credit facilities and other debt agreements.. The Company''s business may not generate sufficient cash flow from operations, and future borrowings may not be available to the Company under its senior credit facilities or otherwise, in an amount sufficient to enable the Company to pay its debt or fund other liquidity needs. If the Company is unable to generate sufficient cash, it may need to refinance all or a portion of its debt on or before maturity. The Company may not be able to refinance any of its debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance the Company''s debt on favorable terms could have a material adverse effect on its financial condition.

Covenant restrictions under the Company''s outstanding debt instruments may limit the Company''s ability to operate its business.

The Company''s outstanding debt instruments contain covenants that restrict the ability of the Company and the guarantors to finance future operations and capital needs and engage in certain other business activities. For example, the Company''s senior credit facilities require it to maintain specified financial ratios and satisfy financial condition tests consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test.

As of December 31, 2001, the Company was in compliance with each of these ratios and the net worth test, and the de-leveraging activities summarized below will assist the Company in its future compliance. However, events beyond its control, including changes in general economic and business conditions, may affect its ability to satisfy these covenants. The Company might not meet these covenants, and the lenders might not waive any failure to meet these covenants. A breach of any of these covenants, if not cured or waived, could result in a default under the Company''s senior credit facilities and under the agreement governing the notes. If an event of default under the Company''s senior credit facilities occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The Company''s senior credit facilities are also subject to early maturity and termination in certain cases.

To better assure the Company''s continued debt covenant compliance, it has implemented a strategy to de-leverage its balance sheet. Pursuant to this strategy, the Company has undertaken a series of initiatives which includes aggressive expense, capital spending and working capital controls and possible sale of assets. The Company may also issue additional common stock for cash or in exchange for existing convertible debt. Additionally, in December, 2001, the Company repaid $65.0 million of the term loans under its senior credit facilities and completed the exchange of its Class A common stock for a portion of its 5.75% convertible subordinated notes due 2005 having an approximate principal value of $34.1 million. In March, 2002, the Company completed additional exchanges of its Class A common stock for a portion of its 5.75% Notes having an approximate principal value of $56.6 million and for a portion of its 3.0% convertible subordinated notes due 2006 having an approximate principal value of $53.4 million.

The interests of the Company''s controlling stockholder may conflict with interests of the Company.

A.L. Industrier AS, or Industrier, is the beneficial owner of 11,872,897 shares of Alpharma Inc.''s Class B common stock as of December 31, 2001, which represented 100% of the outstanding shares of the Class B Common Stock as of that date. Shares of Class B common stock are convertible into an equal number of shares of Class A common stock. As a result of its ownership of all of the outstanding shares of Class B Common Stock, Industrier controls Alpharma Inc. and is presently entitled to elect two-thirds of the members of its board of directors. As to matters other than the election of directors, each share of Class B common stock is entitled to four votes. Einar Sissener, Chairman of the board of directors of Alpharma Inc., controls a majority of Industrier''s outstanding shares and is Chairman of Industrier. In addition, Mr. Sissener beneficially owns 328,667 shares of Class A common stock.

Industrier has the ability to make decisions affecting the Company''s capital structure including, in some instances, the issuance of additional indebtedness. Industrier may pursue future transactions that could enhance its equity investment while involving risks to the interest of the Company. All contractual arrangements between the Company and Industrier are subject to review by, or ratification of, the audit committee of the Company''s board of directors as to the fairness of the terms and conditions of such arrangements to the Company. The committee consists of one or more directors who are unaffiliated with Industrier.

The Company also engages in various transactions with Industrier from time to time, and conflicts of interest are present with respect to the terms of such transactions.

Item 1A. Executive Officers of the Registrant

The following is a list of the names and ages of all of the Company's corporate officers and certain officers of each of the Company's principal operating units, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupation or employment during the past five years.
Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

E.W. Sissener Chairman and Director	73

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

Ingrid Wiik President, Chief Executive Officer and Director	57

President and Chief Executive Officer since January 2000. Director since January 2000 President of the Company''s International Pharmaceuticals Division 1994 to 2000; President, Pharmaceutical Division of Apothekernes Laboratorium A.S. (now A.L. Industrier AS) 1986 to 1994.

Carl-Aake Carlsson Executive Vice President and President, Human Pharmaceuticals International	39

Executive Vice President and President of Human Pharmaceuticals International since January 2000; Senior Vice President, Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Richard J. Cella Executive Vice President and Chief Information Officer	50

Executive Vice President since January 2002; Chief Information Officer since September 2000; Vice President, September 2000 to January 2002. Vice President Information Technology for Pharmaceutical Sector of Warner-Lambert Company, 1999 to 2000; Vice President of International Information Systems of Warner-Lambert Company, 1997 to 1999; Senior Director of Operations and Technology of Warner-Lambert Company, 1995 to 1997.

Thor Kristiansen Executive Vice President	58

Executive Vice President since January 2002; Vice President October 1994 to January 2002; President, Fine Chemicals Division October 1994 to October 2001; President, Biotechnical Division of Apothekernes Laboratorium A.S. (now Industrier) 1986 to 1994.

Michael J. Nestor Executive Vice President and President, U.S.Human Pharmaceuticals	49

Executive Vice President and President, U.S. Human Pharmaceuticals since October 2001. President and Chief Operating Officer of Faulding Pharmaceuticals in the Americas, February to October, 2001. President of International Division of Banner Pharmacaps 1998 to February, 2001 and served as the Division''s Executive Vice President from 1996 to 1998.

George P. Rose Executive Vice President, Human Resources and Communications	49

Executive Vice President, Human Resources and Communications since January 2002; Vice President September 2001 to January 2002. Corporate Vice President of Leadership, Development and Learning at Honeywell International Inc., formerly known as AlliedSignal Inc., 2000 to September 2001; Vice President, Human Resources of Honeywell''s Specialty Chemicals Division 1997 to 2000.

Jeffrey E. Smith Executive Vice President, Finance and Chief Financial Officer	54

Executive Vice President, Finance since January 2002; Chief Financial Officer since May 1994; Vice President May 1994 to January 2002. Executive Vice President and Member of the Office of the Chief Executive July 1991 to June 1994. Vice President and Chief Financial Officer of the Company from November 1984 to July 1991.

Carol A. Wrenn Executive Vice President and President, Animal Health	41

Executive Vice President and President, Animal Health since November 2001. Held various executive positions at Honeywell International Inc. formerly known as AlliedSignal Inc. from 1989 to October 2001; Business Director for Honeywell''s Refrigerants, Flourine Products Division October 2000 to October 2001; Marketing Director and Managing Director for that division''s European operations April 1997 to October 2000.

Robert F. Wrobel Executive Vice President and Chief Legal Officer	57

Executive Vice President since January 2002; Chief Legal Officer since October 1997; Vice President October 1997 to January 2002. Vice President and Associate General Counsel of Duracell Inc., 1994 to September 1997 and Senior Vice President, General Counsel and Chief Administrative Officer of The Marley Company 1975 to 1993.

Item 2. Properties

Manufacturing and Facilities

The Company''s corporate offices and principal production and technical development facilities are located in the U.S., Norway, the United Kingdom, Denmark, Hungary and Indonesia. The Company also owns or leases offices and warehouses in the U.S., Germany, Sweden, Holland, Finland and elsewhere.

Location	Status	Facility Size (sq. ft.)	Use
Fort Lee, NJ	Leased	57,000	Company corporate and AH headquarters
Oslo, Norway	Leased	204,400	Manufacturing of AH and HPI products, Company corporate offices and headquarters for HPI
Baltimore, MD	Owned	268,000	Manufacturing and offices for USHP
Baltimore, MD	Leased	18,000	Research and development for USHP
Owings Mills, MD	Leased	31,300	Offices for USHP
Chicago Heights, IL	Owned	195,000	Manufacturing, warehousing, research and development and offices for AH
Columbia, MD	Leased	165,000	Distribution center for USHP
Lincolnton, NC	Owned	138,000	Manufacturing and offices for USHP
Lowell, AR	Owned	105,000	Manufacturing, warehousing and offices for AH
Niagara Falls, NY	Owned	30,000	Warehousing and offices for USHP
Barnstaple, England	Owned	250,000	Manufacturing, warehousing and offices for HPI
Budapest, Hungary	Owned	175,000	Manufacturing, warehousing and offices for HPI
Copenhagen, Denmark	Owned	345,000	Manufacturing, warehousing, research and development and offices for HPI
Jakarta, Indonesia	Owned	80,000	Manufacturing, warehousing, research and development and offices for HPI
Lier, Norway	Owned	180,000	Manufacturing, warehousing and offices for HPI
Overhalla, Norway	Owned	39,500	Manufacturing, warehousing and offices for AH
Vennesla, Norway	Owned	81,300	Manufacturing, warehousing and offices for HPI
Paris, France	Leased	16,000	Warehousing and offices for HPI
Melbourne, Australia	Leased	17,000	Manufacturing, warehousing and offices for AH
Longmont, CO	Owned	62,000	Manufacturing, warehousing and offices for AH
Fordinbridge, England	Leased	20,000	Warehousing and offices for AH
Langenfeldt, Germany	Leased	22,000	Offices for HPI
Willow Island, WV	Ground Lease	154,000	Manufacturing and warehousing for AH
Hannibal, MO	Ground Lease	208,500	Manufacturing, warehousing, and offices for AH
Van Buren, AR	Leased	31,500	Manufacturing, warehousing and offices for AH
North Hanover (Wrightstown), NJ	Owned	67,000	Research and development and marketing support for AH
Salisbury, MD	Owned	22,000	Manufacturing, warehousing and offices for AH
Terre Haute, IN	Owned	67,000	Future manufacturing and offices for AH
Elizabeth, NJ	Owned	243,000	Manufacturing and headquarters for USHP
Piscataway, NJ	Owned	120,000	Manufacturing for USHP
Foshan, China(1)	Leased	324,000	Manufacturing, warehousing and offices for HPI
Memphis, TN	Leased	60,000	Distribution center for USHP

(1) Owned by Foshan Faulding, of which the Company owns 90%.

Other than the Company''s Lowell, Arkansas plant, which recently had a fire, the Company believes that its principal facilities described above are generally in good repair and condition and adequate and suitable for the products it produces.

Item 3. Legal Proceedings

A class action lawsuit has been filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company''s securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with one of its board members, two of its current officers and one of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company''s securities because, as a result of (1) alleged irregularities in the Company''s animal health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company''s previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company''s securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company has moved to dismiss the complaint on legal grounds, and discovery is stayed pending the determination of that motion. Based on the Company''s preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the class action. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors'' and officers'' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company''s financial position. However, because of the early stage of this matter, it is not possible for the Company to conclude that resolution of the lawsuit will not be material to the Company''s financial position or its results of operations or cash flows in the quarter or year in which it occurs.

On August 11, 2000, the Company was named as one of multiple defendants filed in the United States District Court for the District of Arizona by Lemelson Medical, Education & Research Foundation, Limited Partnership, or the Lemelson Partnership, alleging infringement of certain patents in the area of electronic reading devices transferred to the Lemelson Partnership by the late Jerome H. Lemelson. The suit seeks compensatory damages to compensate the Lemelson Partnership for past infringement and further alleges that the Company''s infringement is willful and that damages should be trebled. The Company has counterclaimed that, amongst other things, the Lemelson Partnership patents are invalid, unenforceable or have not been infringed by the Company. While the Company has not completed its analysis of either the validity or applicability of these patents, several of its material manufacturing facilities do use devices and machinery within the general technical area covered by these third party patents. In January 2001, the Court ordered a stay pending another ongoing case.

In response to the Company''s submission to the FDA of its ANDA filed under paragraph IV for Gabapentin capsules, the Company was sued on June 11, 1998, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. In response to the Company''s submission to the FDA of its ANDA filed under paragraph IV for Gabapentin tablets, the Company was sued on December 12, 1999, by Pfizer in the U.S. District Court for the District of New Jersey for alleged patent infringement under the same two U.S. patents. The ANDAs submitted seek FDA approval to market the Company''s Gabapentin capsules and tablets prior to the expiration of Pfizer''s patents. In the Company''s ANDAs, the Company certified to Pfizer and the FDA that its proposed generic Gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company''s Gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company''s motion of summary judgment of non-infringement on Pfizer''s patents. These motions are under consideration by the district court. Discovery is complete and the case is awaiting trial. No trial date has been set, but the two cases have been consolidated for trial.

During the lawsuits regarding Gabapentin tablets and capsules, Pfizer received a third patent covering a Gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under Paragraph IV that the Company''s proposed Gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on. Fact discovery has closed and expert discovery is scheduled to close in March 2002. No trial date has been set. Unless and until the Company decides to market its Gabapentin tablets or capsules, the Company would, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation the Company could be prevented from marketing the Company''s Gabapentin capsules or tablets until Pfizer''s patents expire.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant''s Common Equity and Related Stockholder Matters

Market Information

The Company''s Class A Common Stock is listed on the New York Stock Exchange (""NYSE""). Information concerning the 2001 and 2000 sales prices of the Company''s Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2001		2000
Quarter	High	Low	High	Low
First	$41.75	$28.00	$43.25	$29.63
Second	$30.75	$21.33	$64.63	$33.50
Third	$32.23	$23.50	$71.94	$52.06
Fourth	$30.37	$20.90	$69.56	$33.31

As of December 31, 2001 and March 8, 2002 the Company''s stock closing price was $26.45 and $16.00 respectively.

Holders

As of March 8, 2002, there were 719 holders of record of the Company''s Class A Common Stock and A.L. Industrier held all of the Company''s Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 98% of the outstanding Class A Common Stock as a nominee.

Dividends

The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 2001 and 2000 were $.045 per quarter or $.18 per year.

Item 6. Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 2001 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

Income Statement Data
	Years Ended December 31,
	2001(5)		2000(4)		1999(2)	1998(1)	1997

Total revenue	$974,990		$900,794		$716,010	$600,282	$500,288
Cost of sales	593,609		500,033		387,325	349,367	289,235
Gross profit	381,381		400,761		328,685	250,915	211,053
Selling, general and administrative expenses	356,991		276,464		244,775	188,264	164,155
Operating income	24,390		124,297		83,910	62,651	46,898
Interest expense	(45,467)		(45,183)		(39,174)	(25,613)	(18,581)
Other income (expense), net	(13,984)		(3,430)		1,450	(400)	(567)
Income (loss) before income taxes	(35,061)		75,684		46,186	36,638	27,750
Provision for income taxes	613		20,176		16,194	13,857	10,342
Income (loss) before extraordinary item	$(35,674)		$55,508		$29,992	$22,781	$17,408
Net income (loss)	$(37,914)	(6)	$55,508		$29,992	$22,781	$17,408
Average number of shares outstanding: Diluted	40,880		47,479	(3)	28,104	26,279	22,780
Earnings (loss) per share: Diluted	$(0.93)		$1.49		$ 1.07	$0.87	$ 0.76
Dividend per common share	$ 0.18		$0.18		$ 0.18	$0.18	$ 0.18

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

  Includes shares assumed issued under the if-converted method for the convertible notes.

  Includes results of operations from date of acquisition of Roche MFA (May 2000) and non-recurring charges related to the Roche MFA acquisition which are included in cost of sales ($1,000), selling, general and administrative ($400), and other, net ($4,730). Charges, net after tax, were approximately $4,026 ($.09 per share).

  Includes results of operations from date of acquisition of Faulding OPB (December 12, 2001), non-recurring after-tax charges related to the acquisition of $52.4 million ($1.28 per share), after-tax charges for deleveraging activities of $6.8 million ($.17 per share) and after-tax charges for reorganization, refocus and other actions of $7.9 million ($.19 per share).

  Includes extraordinary loss on early extinguishment of debt ($2,240 after-tax or $.06 per share).

Balance Sheet Data
	As of December 31,
	2001(4)	2000(3)	1999(2)	1998(1)	1997

Current assets	$662,521	$600,418	$373,462	$334,054	$273,677
Non-current assets	1,727,487	1,010,017	778,394	573,452	358,189
Total assets	$2,390,008	$1,610,435	$1,151,856	$907,506	$631,866

Current liabilities	$343,155	$206,438	$164,276	$170,437	$133,926
Long-term debt, less current maturities	1,030,254	504,445	591,784	429,034	223,975
Deferred taxes and other non-current liabilities	124,983	51,665	52,273	42,186	35,492
Stockholders' equity	891,616	847,887	343,523	265,849	238,473

Total liabilities and equity	$2,390,008	$1,610,435	$1,151,856	$907,506	$631,866
  Includes accounts from date of acquisition of Cox Pharmaceuticals (May 1998).
  Includes accounts from date of acquisition for all 1999 acquisitions.
  Includes accounts from date of acquisition of Roche MFA (May 2000).
  Includes accounts from date of acquisition of Faulding Oral Solid Dose Business (December 2001)

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Alpharma Entities Defined

The Company - Alpharma and consolidated subsidiaries.
OPB	-	The Faulding Oral Pharmaceuticals business purchased December 12, 2001 consisting of U.S. operations "OPB - U.S." and an operation in China - "OPB China".
HPI	-	Human Pharmaceuticals International; - made up of, IPD - International Pharmaceuticals Division FCD - Fine Chemicals Division, and OPB China - Faulding Oral Solid Dose Business in China
USHP	-	US Human Pharmaceuticals - made up of former division, USPD - U.S. Pharmaceuticals Division, and OPB - U.S. - Faulding U.S. oral solid dose business
AH	-	Animal Health - made up of former divisions, AHD - Animal Health Division, and AAHD - Aquatic Animal Health Division

Overview

     2001, 2000, and 1999 were years which included a number of significant transactions which the company entered into as part of or to finance its acquisition program.

     In addition, in 2001 the Company initiated reorganization, refocus and other actions of approximately $27.0 million intended to improve future operations of its operating segments and in the fourth quarter initiated a deleveraging program to reduce its debt.

2001

•      In July, the Company agreed to acquire the OPB for $660.0 million (approximately $700.0 million including direct acquisition related costs and financing costs). The acquisition closed in December and resulted in significant required charges including a $37.7 million charge for in process research and development.

•      The OPB acquisition was ultimately funded by a $900.0 million Bank Credit Agreement ("2001 Credit Agreement") with a syndicate of banks and a $200.0 million senior subordinated note. Proceeds from the 2001 Credit Agreement were used to repay the prior Bank Credit Agreement. Bridge financing and other bank fees and the repayment of the prior Bank Credit Agreement resulted in additional expenses in 2001.

•      Concurrent with the OPB Acquisition the Company's USPD was combined with the U.S. operations of OPB to form the U.S. Human Pharmaceutical Segment. The combination resulted in approximately $4.8 million in severance charges in 2001.

•      In September, the Company announced the creation of the HPI to be comprised of IPD, FCD and OPB-China. The combination resulted in charges of approximately $4.3 million primarily for severance.

•      In November, the Company's Animal Health Segment announced changes in business practices and a change in existing management. These changes resulted in severance of approximately $1.1 million, charges relating to the exiting of a product line of $10.2 million, and lower sales in the fourth quarter of 2001.

•      In December, the Company exchanged $34.1 million of outstanding subordinated debentures into approximately 1.5 million shares of Class A common stock and recorded a non cash expense of $7.4 million. Additionally, the Company repaid term loans of $65.0 million and recorded an extraordinary charge for early extinguishment of debt ($1.5 million pre-tax, $.9 million after tax).

2000

•      In May, the Company's AHD purchased the Medicated Feed Additive Business of Roche Ltd. ("MFA") for a cash payment of $258.0 million and the issuance of a $30.0 million promissory note to Roche. The acquisition was initially financed under a $225.0 million bridge financing agreement ("Bridge Financing") and existing credit agreements.

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

•      In April, the Company's IPD purchased a French generic pharmaceutical business for approximately $26.0 million in cash.

•      In June, the Company issued $170.0 million initial principal amount of 3% Convertible Senior Subordinated Notes due 2006.

•      In June, the Company's IPD acquired the Isis Pharma Group, a German generic pharmaceutical business for approximately $153.0 million in cash.

•      In September, the Company's AHD acquired the business of the I.D. Russell Company, a privately held U.S.-based manufacturer of animal health products, for approximately $21.5 million in cash and other commitments.

•      In September, the Company's AHD acquired the business of Southern Cross Biotech, an Australian animal health company, and a technology license for approximately $14.0 million in cash and other commitments.

•      In November, the Company sold 2.0 million shares of Class A Common stock and received proceeds of approximately $62.4 million.

•      In November, the Company's AAHD purchased Vetrepharm, an animal and aquatic health distribution company in the United Kingdom for approximately $2.5 million.

Revision of Financial Statements

Results and comparisons to 2000 and 1999 were previously revised (See Item 1. Business - "Revision of Financial Statements").

Results of Operations 2001 vs. 2000

     Comparison of year ended December 31, 2001 to year ended December 31, 2000. (All earnings per share amounts are diluted, as applicable.)

     For the year ended December 31, 2001 revenue was $975.0 million, an increase of $74.2 million (8.2%) compared to 2000. Operating income was $24.4 million, an decrease of $99.9 million, compared to 2000.

     The Company recorded a net loss of $37.9 million ($.93 per share) compared to net income of $55.5 million ($1.49 per share). 2001 results include charges and expenses related to the acquisition and financing of the OPB, the repayment of a previous credit agreement, the combination of OPB and USPD to form USHP, the combination of IPD and FCD to form HPI, management actions in the Animal Health segment and other unusual items. The following schedule identifies these charges and expenses and presents a statement of operations for comparison with 2000 excluding identified transactions.
Year 2001 versus 2000		2001 Identified Transactions
	2001 as Reported	OPB Acquisition	De leveraging	Reorganiza-tion/Refocus & Other	Total	Excluding Identified Tranactions 2001	As Reported 2000

Revenues	$975.0	$ --	$ --	$ --	$ --	$975.0	$900.8
Cost of sales	$593.6	$ 1.8	$ --	$ 8.7	$ 10.5	$583.1	$500.0
Gross profit	$381.4	$ (1.8)	$ --	$(8.7)	$(10.5)	$391.9	$400.8
Selling, general & admin.	$357.0	$ 47.2	$ --	$3.9	$51.1	$305.9	$276.5
Operating income	$24.4	$(49.0)	$ --	$(12.6)	$(61.6)	$86.0	$124.3
Interest expense	$(45.5)	$ (8.4)	$ --	$ --	$(8.4)	$(37.1)	$(45.2)
Other income (expense)	$(14.0)	$ (2.3)	$(7.4)	$(0.4)	$(10.1)	$(3.9)	$(3.4)
Pre-tax income (loss)	$(35.1)	$(59.7)	$(7.4)	$(13.0)	$(80.1)	$45.0	$75.7
Taxes	$( .6)	$ 8.6	$ 1.5	$ 5.1	$15.2	$(15.8)	$20.2
Net income (loss) before extraordinary item	$(35.7)	$(51.1)	$(5.9)	$(7.9)	$(64.9)	$29.2	$55.5
Extraordinary item	$(2.2)	$ (1.3)	$(0.9)	$ --	$(2.2)	$(0.0)	$ --
Net income (loss)	$(37.9)	$(52.4)	$(6.8)	$(7.9)	$(67.1)	$29.2	$55.5
Gross Profit %	39.1%					40.2%	44.5%
Operating Expense as a % of revenues	36.6%					31.4%	30.7%
Operating income as a % of revenue	2.5%					8.8%	13.8%

2000 as reported includes charges related to the Roche MFA acquisition which are included in the cost of sales ($1.0 million), selling, general and administrative ($.4 million), and other, net ($4.7 million). Charges, net after tax, were approximately $4.0 million.

A discussion of each of these 2001 identified transactions follows.

OPB Acquisition

OPB Financing

     In July 2001, the Company signed a definitive purchase agreement to acquire the OPB of Faulding Limited from Mayne Nickless Limited ("Mayne") subject to Mayne's completion of a tender offer for Faulding. The Company was required to make a $145.0 million escrow deposit in July. In October the Company obtained management control of OPB, subject to certain limitations. In October to fund the $660.0 million purchase price to Mayne the Company released the $145.0 million escrow, paid an additional $255.0 million and provided a $260.0 million letter of credit. In December the acquisition closed and the letter of credit was funded. The OPB is included in the Company's results from December 12, 2001, the date of acquisition. The identified transactions include the interest expense and letter of credit fees related to the prepayments during the July-December period of $8.4 million and a charge of $2.3 million included in other, net for bank fees primarily for the bridge financing net of interest income on the escrow deposit.

     The new financing required for the OPB resulted in the repayment and termination of the 1999 Credit Facility. The write off of the bank fees related to the early extinguishment of debt ($2.2 million pre-tax, $1.3 million net of tax) are also included with the identified transactions.

Purchase Accounting

     The OPB acquisition closed on December 12, 2001 and in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" was accounted for by the purchase method. Required adjustments for purchase accounting included a step-up of finished goods inventory of $7.1 million of which $1.8 million was expensed as the acquired inventory was sold in December 2001. The remaining balance of $5.3 million will be expensed in the first quarter of 2002. The most significant adjustment required by purchase accounting was the valuation and write off of in-process research and development ("IPR&D"). IPR&D was valued at $37.7 million and was written off without a tax benefit (as required) resulting in a reduction of EPS of $.92. IPR&D was valued based on forecasted after tax cash flows for each potential R&D product adjusted for charges for core technology and use of existing assets. The resultant cash flows were discounted at 15.4% and subsequently reduced for a risk adjustment factor dependent on the probability of achieving the cash flows and, in certain instances, the favorable outcome of litigation.

Combination of OPB with USPD and Other Acquisition Expenses

     Upon acquisition, the OPB was combined with the USPD to create U.S. Human Pharmaceuticals. The combination resulted in severance of $4.8 million related to USPD employees. In addition, the IPD commenced the closure of its Copenhagen Research Facility resulting in severance of approximately $1.5 million. The Company intends to conduct its oral solid research at the OPB facilities.

     In the first half of 2001 the Company incurred acquisition expenses for professional and consulting services of $3.2 million related to the OPB.

     The combination of the transactions identified with the OPB acquisition resulted in a net loss of $52.4 million or $1.28 per share.

Deleveraging Activities

     The Company significantly increased its debt in connection with the OPB acquisition. The credit facilities entered into in connection with the acquisition of OPB and the refinancing of existing debt contain various financial covenants, operating restrictions and require the repayment of debt on a scheduled basis. The Company is in compliance with all of the terms of the credit facilities and believes it will be able to comply in the future. In order to ensure continued compliance and increase flexibility under the agreements, the Company intends to deleverage at an accelerated pace. Toward this goal, the Company has adopted a comprehensive deleveraging plan, which includes aggressive expense, capital spending and working capital controls and possible sale of assets. The Company will continue to pursue other alternatives to further reduce debt. (See "Liquidity and Capital Resources" for 2002 deleveraging activities).

     In December 2001, the Company exchanged $34.1 million of 5.75% subordinated debentures for approximately 1.5 million shares of Class A common stock and recorded a non-cash expense of $7.4 million. Additionally, in December 2001, the Company repaid term loans of $65.0 million and recorded an extraordinary charge for early extinguishment of debt ($1.5 million pre-tax, $.9 million after tax). The sum of the 2001 deleveraging activities resulted in a loss of approximately $6.8 million ($.17 per share).

Reorganization, Refocus and Other Transactions

Animal Health

     In the fourth quarter 2001 the Company changed management in its Animal Health business. The change in management resulted in severance charges of $1.1 million. New management began a review of current projects and decided to discontinue support of certain projects including the commercialization of the optibreed product. This decision resulted in a charge for disposal of optibreed inventory of $8.7 million.

HPI

     The combination of IPD and FCD resulted in severance charges of $2.8 million.

Other Items

     Other identified transactions which net to $.4 million expense include income of $2.1 million from the settlement of vitamin litigation in the second quarter of 2001 offset by the write off of investments of $2.5 million including an equity position in the company which manufactured the optibreed product.

     The sum of the reorganization, refocus and other transactions is a loss of $7.9 million ($.19 per share).

Results of Operations - 2001 (excluding identified items) vs. 2000
Year Ended December 31,	Revenues		Operating Income (loss)
	2001	2000	2001	2001(a) Adjusted	2000

International Pharmaceuticals	$262.9	$309.3	$10.4	$13.8	$41.7
Fine Chemicals	74.4	62.7	32.2	33.0	25.5
Human Pharmaceuticals International	337.3	372.0	42.6	46.8	67.2
U.S. Human Pharmaceuticals	306.4	233.0	(18.9)	25.4	26.4
Animal Health	335.3	300.9	23.6	33.4	49.1(b)

Unallocated and Eliminations	(4.0)	(5.1)	(22.9)	(19.6)	(18.4)
Total	$975.0	$900.8	$24.4	$86.0	$124.3
  Excludes identified items
  Includes $1.4 million in charges related to the Roche MFA acquisition.

Revenues

     Revenues in IPD decreased $46.4 million (15.0%) due to lower volume in many of our markets including Germany and the U.K., lower pricing primarily in the UK and Germany and the effects of translation of currencies into the US dollar. The UK market in 2000 had higher prices due to market conditions. These favorable market conditions did not exist in 2001 due to interim market pricing legislation adopted in August of 2000 that had the effect of lowering pricing. In addition, UK competition has increased primarily on higher margin products which has also lowered prices and margins. The interim price regulations are presently being reviewed. The Company cannot predict what effect, if any, the present government review of pricing and other aspects of the generic drug market will have on future UK pricing or market conditions. In 2002 new legislation was introduced in Germany which will have the effect of lowering pricing. The Company is unable to predict the long-term impact these circumstances will have on the Company's German operations and the pricing and sales of generic pharmaceuticals in Germany.

     FCD revenues increased $11.7 million (18.7%) due primarily to increased volume. USHP revenues increased $73.4 million (31.5%) due to increased volume in new and existing products offset in part by lower net pricing. The acquisition of the OPB - US in December 2001 increased revenues by approximately $15.1 million. In connection with the OPB acquisition, the Company noted that certain of OPB's wholesale customers have levels of inventory generally higher than the Company has historically experienced at USPD. OPB management has indicated that these inventory levels are consistent with OPB's historical experience. However, in the event that these customers reduce inventory levels in the future, the Company's revenues could be adversely impacted.

     Animal Health revenues increased $34.4 million (11.4%) due to the timing of the MFA acquisition in May 2000 (i.e. seven months in 2000 versus twelve months in 2001). Offsetting increases due to acquisition timing were lower sales in the second half of 2001 versus 2000 due to a change in marketing strategy which reduced certain sales incentives and extended terms. Also impacting sales in Animal Health are unfavorable conditions in the U.S. Poultry market, a fire at an important Company shipping location and difficult economic conditions in Asia.

Gross Profit

     On a Company-wide basis gross profit declined $19.4 million as reported and excluding identified transactions decreased $8.9 million. As a percentage of sales, gross profit in 2001 as reported was 39.1%, compared to 40.2% excluding identified transactions and 44.5% in 2000. The reduction in gross margin excluding identified transactions represents lower pricing, lower volume and related production inefficiencies as well as F/X effects in IPD offset partially by increases in USPD and FCD due to volume and relatively flat gross profits in AHD. USPD gross profits were negatively impacted by two product recalls which lowered gross profit by approximately $10.0 million in 2001. AHD gross profits were negatively effected in 2000 by the $1.0 million write up and subsequent write off of MFA manufactured inventory.

Operating Expenses

     Operating expenses excluding identified transactions were 31.4% of revenues in 2002 compared to 30.7% of revenues in 2001. The increase in amount of $29.4 million is primarily attributable to the MFA and OPB acquisitions.

Operating Income

     Operating income in 2001 decreased by $99.9 million as reported and by $38.3 million excluding identified transactions. The Company believes the change in operating income can be approximated as follows:
	IPD	FCD	USHP	AH	Unallocated	Total
2000 Operating income	$41.7	$25.5	$26.4	$49.1	$(18.4)	$124.3
2001 Identified transactions	(3.4)	(0.8)	(44.3)	(9.8)	(3.3)	(61.6)
	38.3	24.7	(17.9)	39.3	(21.7)	62.7
Net margin improvement (decrease) due to volume, new products, acquisitions, and price	(25.8)	7.0	16.7	2.5	--	0.4
(Increase) in operating expenses, net	--	--	(6.9)	(18.5)	(1.2)	(26.6)
Product recalls	--	--	(10.8)	--	--	(10.8)
Translation and other	(2.1)	0.5	--	0.3	--	(1.3)
2001 Operating Income	$ 10.4	$ 32.2	$(18.9)	$ 23.6	$ (22.9)	$ 24.4

Interest Expense

     Interest expense was $45.5 million in 2001 compared to $45.2 million in 2000. Interest expense in 2000 results from debt incurred to finance acquisitions in 2000 and 1999 (primarily MFA and IPD acquisitions) which was partially repaid with proceeds from equity offerings in May and August 2000. The Company began 2001 with $525.1 million of debt and ended 2001 with debt of $1,060.6 million. The increased debt was incurred primarily to fund the OPB acquisition.

Other income (expense), net

     Other, net was $(14.0) million in 2001 compared to $(3.4) million in 2000 and includes the following items:

	2001	2000
Other income (expense), net:
Interest income	$ 3.5	$ 4.1
Foreign exchange losses, net	(3.4)	(2.4)
Fees for temporary MFA acquisition financing	---	(4.7)
Amortization of debt costs	(6.1)	(2.1)
Litigation/insurance settlements	2.1	.5
Income from joint venture carried at equity	.9	1.6
Expense for conversion of convertible notes	(7.4)	--
Write-downs of investments	(2.5)	--
Other, net	(1.1)	(.4)
	$(14.0)	$(3.4)

Tax Provision

     The tax provision in 2001 was 1.8% on a pretax loss of $35.1 million due mainly to the non-deductibility of a $37.7 million in process research and development charge related to the OPB acquisition.

Extraordinary Items

     In 2001, in accordance with GAAP the Company reported an extraordinary item due to the early extinguishment of debt. The Company repaid all debt remaining on the 1999 Credit Facility and $65.0 million of term debt resulting in a pre-tax loss of $3.7 million and after tax loss of $2.2 million ($.05 per share).

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

     Changes in revenue and major components of change for each division in the year ended December 31, 2000 compared to December 31, 1999 are as follows:

     Revenues in IPD increased by $6.0 million due primarily to the 1999 acquisitions (approximately $33.0 million) and to a lesser extent higher pricing in the U.K. The increases were offset substantially by effects of currency translation ($30.0 million) and lower volume in certain markets. The pricing in the U.K. market was higher relative to the first half of 1999, but was lower in the second half of 2000 compared to the second half of 1999. U.K. revenues grew in 1999 primarily as a result of higher pricing due in large part to unusual conditions affecting the market which abated during the second quarter of 2000. Effective August 3, 2000 the U.K. government has adopted interim maximum pricing legislation. The government has indicated that it will review the interim legislation within the next 12 to 15 months. Market conditions resulted in certain lower prices commencing in the second quarter of 2000 and further reductions as a result of the adoption of the above noted legislation have occurred in the second half of 2000 and are expected to continue in 2001.

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

Operating Income

     Operating income in 2000 increased by $40.4 million. The Company believes the change in operating income can be approximated as follows:
($ in millions)	IPD	USPD	FCD	AHD	AAHD	Unalloc	Total

1999 Operating Income	$35.6	$16.6	$23.1	$26.7	$(2.5)	$(15.6)	$83.9
Acquisition charges - MFA				(1.4)			(1.4)
Net margin improvement due to volume, new products, acquisitions and price	19.4	14.5	..2	53.7	(.2)		87.6
(Increase) in operating expenses, net	(10.7)	(4.7)	(.8)	(26.7)	(.1)	(2.8)	(45.8)
Translation and other	(2.6)	---	3.0	---	(.4)	---	---

2000 Operating income	$41.7	$26.4	$25.5	$52.3	$(3.2)	$(18.4)	$124.3

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

Inflation

     The effect of inflation on the Company's operations during 2001, 2000 and 1999 was not significant.

Critical Accounting Policies

The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2001, have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies that it considers critical to the operations of the business and understanding its consolidated financial statements:

Revenue recognition

Revenues are recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

In the Company's US Human Pharmaceutical business, and to a lesser extent in Human Pharmceuticals - International, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, or other managed-care reserves. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates, chargebacks, managed care reserves and estimated returns at the time of sale based on the terms of agreements with customers and historical experience. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

Goodwill and Intangible Assets

The Company has completed several acquisitions since 1998, which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgement and estimation by the Company. In addition, upon adoption of SFAS 142, the Company will be required to cease amortization of goodwill and review goodwill annually for impairment.

Goodwill and intangibles related to acquisitions are determined based on purchase price allocations. These allocations, including an assessment of estimated useful lives, have generally been performed by qualified independent appraisers using reasonable valuation methodologies. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. Useful lives are determined based on the expected future period of benefit of the asset, the assessment of which considers various characteristics of the asset, including historical cash flows.

Asset Impairments

Long-lived assets, including plant and equipment, goodwill, and other intangible assets are reviewed for impairment when events or circumstances indicate that a dimunition in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the goodwill or intangible asset. If the carrying amount exceeds undiscounted future cash flows, an impairment charge is recorded based on the difference between the carrying amount of the asset and its fair value.

The assessment of potential impairment for a particular asset or set of assets requires certain judgements and estimates by the Company, including the determination of an event indicating impairment; the future cash flows to be generated by the asset, including the estimated life of the asset and likelihood of alternative courses of action; the risk associated with those cash flows; and the Company's cost of capital or discount rate to be utilized.

Research and Development ("R&D"), Including In-Process R&D ("IPR&D")

The Company's products are subject to regulation by governmental authorities, principally the Food and Drug Administration ("FDA") in the United States and equivalent authorities in international markets. Research and development expenses are charged to the consolidated statement of operations when incurred, as the Company considers that regulatory and other uncertainties inherent in the development of new products preclude it from capitalizing development costs.

With respect to completed acquisitions, acquired products or projects which have achieved technical feasibility, signified by FDA or comparable regulatory body approval, are capitalized as intangible assets because it is probable that the costs will give rise to future economic benefits. Estimates of the values of these intangible assets are subject to the estimation process described in "Goodwill and Intangible Assets" above.

Acquired products or projects which have not achieved technical feasibility (i.e., regulatory approval) are charged to the statement of operations on the date of acquisition. In connection with its acquisitions, the Company generally utilizes independent appraisers in the determination of IPR&D charges. The amount of this charge is determined based on a variety of factors including the estimated future cash flows of the product or project, the likelihood of future benefit from the product or project, and the level of risk associated with future research and development activities related to the product or project.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for most inventories, with certain US Human Pharmaceutical inventory values on a last-in, first-out basis. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded for inventory determined to be damaged, obsolete, or otherwise unsaleable.

The Company also purchases raw materials, and manufactures finished goods, for certain products prior to the product receiving regulatory approval or during a period when the product is subject to litigation. The Company reviews these inventories on a case-by-case basis, and records a write-down of the inventory if it becomes probable that regulatory approval will not be obtained, litigation will be resolved unfavorably, or the inventory's cost will not be recoverable based on other factors.

Litigation and Contingencies

The Company is subject to litigation in the ordinary course of business, and also to certain other contingencies (see Item 3 of this Form 10-K and Note 16 to the financial statements). The Company records legal fees and other expenses related to litigation and contingencies as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record liability for litigation and contingencies on a case by case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

Income Taxes

The Company applies an asset and liability approach to accounting for income taxes. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The recoverability of deferred tax assets is dependent upon the Company's assessment that it is more likely than not that sufficient future taxable income will be generated in the relevant tax jurisdiction to utilize the deferred tax asset. In the event the Company determines that future taxable income will not be sufficient to utilize the deferred tax asset, a valuation allowance is recorded. The Company's valuation allowance principally relates to net operating loss carryforwards in certain state and foreign jurisdictions with little or no history of generating taxable income.

Liquidity and Capital Resources

     At December 31, 2001, stockholders' equity was $891.6 million compared to $847.9 million and $343.5 million at December 31, 2000, and 1999, respectively. The ratio of long-term debt to equity was 1.16:1, .59:1, and 1.72:1 at December 31, 2001, 2000 and 1999, respectively. The increase in stockholder' equity in 2001 mainly represents the exchanges of convertible debentures to equity and other equity issuances totaling $113.2 million offset by a net loss of $37.9 million, a negative currency translation adjustment of $24.1 million and dividends of $7.5 million. The increase in stockholders' equity in 2000 primarily reflects the issuance of common stock in 2000 resulting from the $472.8 million equity offerings and net income partially offset by the currency translation adjustment. The increase in long-term debt in 1999 was due primarily to the acquisitions. In 2000 senior debt was paid down with a portion of the proceeds from the equity offerings. In 2001 long term debt increased to finance the OPB acquisition.

     Working capital at December 31, 2001 was $319.0 million compared to $394.0 million and $209.2 million at December 31, 2000 and 1999, respectively. The current ratio was 1.93:1 at December 31, 2001 compared to 2.91:1 and 2.27:1 at December 31, 2000 and 1999, respectively.

     Balance sheet amounts at year end 2001 compared to 2000 are affected by the OPB acquisition which increased amounts and foreign exchange that reduced amounts reported in U.S. dollars. The OPB acquisition increased the balance sheet captions by the following approximate amounts: accounts receivable ($44.9 million), inventory ($59.8 million), property plant and equipment ($111.3 million), intangible assets ($557.1 million), accounts payable ($87.6 million) and non current deferred taxes ($68.4 million).

     Cash flow from operations in 2001 was $119.4 million compared to $33.1 million and $71.6 million in 2000 and 1999, respectively. 2001 cash flow benefited from the non-cash nature of a number of items which contributed to the net loss for the year. The $37.7 million IPR&D charge, the inventory write-offs of $17.8 million, and the $7.4 million charge on exchange of the convertible debentures for Class A common stock are significant non-cash charges. Additionally, the Company reduced accounts receivable balances compared to 2000 by $26.6 million. The change in marketing strategy in AH in the 4th quarter of 2001 is the main reason for this decline. Cash flow from operations in 2000 was negatively impacted by the structure of the MFA acquisition. The MFA acquisition did not include existing MFA accounts receivable and accordingly, the increase in accounts receivable as sales were made is reflected as reduction in operating cash flow.

     Balance sheet amounts decreased as of December 31, 2001 compared to December 2000 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, the Euro, and British Pound, depreciated versus the U.S. Dollar in 2001 by approximately 1%, 3%, 3% and 1%, respectively. These decreases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $4.0 million, inventories $4.9 million, accounts payable and accrued expenses $2.1 million, and total stockholder's equity $24.1 million. The $24.1 million decrease in stockholder's equity represents other comprehensive loss for the year and results from the strengthening of the U.S. Dollar in 2001 against all major functional currencies of the Company's foreign subsidiaries.

     In 2001, the Company's capital expenditures including expenditures for a Company wide ERP system were $85.3 million, and in 2002 the Company plans to spend approximately the same amount. The Company has approved a number of capital projects including the construction of a AHD plant for Lasalocid, and a company-wide information technology project which is expected to require additional capital expenditures of approximately $35.0 million through 2004.

     In September 1999, the Company acquired a technology license and option agreement for the animal health product, REPORCIN. The agreement requires additional payments as additional regulatory approvals for the product are obtained in certain markets. Total additional payments at December 31, 2001 of approximately $32.0 million are required over the next 5 years if all 7 possible country approvals are received. Under the terms of the agreement, the Company was required to complete an FDA approved production facility for Reporcin. To meet that requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June 2000 and began to prepare the facility for production of Reporcin. Due to a reassessment of the Company's approach to the US market, the facility, on which the Company has expended $12 million, was not complete at December 31, 2001. While the Company continues to pursue regulatory approval for Reporcin in the US, this reassessment has resulted in changes to or delays in planned activities related to the completion of the Terre Haute facility. However, the Company has reviewed the facility for impairment and determined, based on present facts and circumstances, no write-down of the facility is required at December 31, 2001.

     At December 31, 2001, the Company had $14.9 million in cash, available short term lines of credit of approximately $38.0 million and $300.0 million available under its 2001 Credit Facility.

     A portion of the Company's short-term and long-term debt is at variable interest rates. The 2001 Credit Facility requires the Company enter into swaps such that interest is fixed on 50% of its debt. In early 2002, the Company entered into interest rate agreements to fix interest rates for $60.0 million of its variable debt to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into standard agreements to fix interest rates for existing debt if it is deemed prudent.

     In the fourth quarter of 2001 the Company completed the acquisition of the OPB (See Note 3) and entered into a $900.0 million credit agreement ("Credit Facility") to finance the acquisition and replace its previous credit agreement. The Credit Facility includes restrictive covenants, and the most restrictive of these covenants is the total leverage ratio, which is total debt (as defined) divided by EBITDA (as defined). This requires the calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis and pro-forma for the acquisition of the OPB. The Company is in compliance with these covenants as of December 31, 2001.

     Continued compliance with these covenants in 2002 is dependent on the Company's EBITDA, and therefore the Company's ability to generate operating income, and also on the Company's ability to reduce the amount of its outstanding debt. The Company has undertaken certain actions in the fourth quarter of 2001 and the first quarter of 2002 to reduce the amount of its outstanding debt as part of an overall deleveraging plan. Under this plan, the Company in December 2001 repaid term debt of $65.0 million and exchanged common shares for $34.1 million of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company exchanged common shares for approximately $109.5 million of convertible subordinated debt.

     Based on the above actions, combined with expected improvement in operating profit in 2002 relative to 2001, the Company fully expects to comply with these covenants throughout 2002. Additionally, the Company believes it has the ability to further reduce operating or capital expenditures, and sufficient access to capital such that debt could be further reduced, if these actions become necessary to comply with the covenants.

     At December 31, 2001, the Company's contractual cash obligations can be summarized as follows:
Contractual Cash Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long Term Debt
Senior and other	$776.8	$25.7	$69.1	$66.0	$616.0
Convertible subordinated*	279.1	--	--	279.1	--
Operating leases	45.7	9.8	14.5	7.6	13.8
Total contractual cash commitments	$1,101.6	$35.5	$83.6	$352.7	$629.8

*Can be settled in shares of the Company's Class A common stock at option of holder.

Under the terms of certain business and product acquisition agreements, the Company may be required to make additional payments in future years upon the occurrence of specified events. See Note 3 to the financial statements for additional information. Additionally, the Company has entered into certain supply agreements which may require payments under certain circumstances if minimum quantities are not purchased by the Company. See Note 16 for additional information.

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

     At December 31, 2001 the Company had forward foreign exchange contracts with a notional amount of $46.9 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first three quarters of 2002. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be less than $.5 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

     At December 31, 2001 the Company has no interest rate agreements outstanding. In early 2002 the Company entered into interest rate agreements to fix interest rates for $60.0 million of its variable rate debt.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142), SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill, including goodwill acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001.

     The Company has adopted SFAS 141 for business combinations initiated after June 30, 2001, including the acquisition of the Oral Pharmaceuticals Business of FH Faulding ("OPB") (see Note 3), and will adopt SFAS 142 on January 1, 2002. The Company is presently evaluating the potential impact of these standards on its financial position and results of operations. However, due to the OPB acquisition and the number of acquisitions completed by the Company in previous years, the adoption of these statements could have a material impact on the financial position and results of operations of the Company. For the year ended December 31, 2001, amortization related to goodwill was approximately $18,500.

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

     During August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration. Assets that are to be disposed of by sale have adopted the same measurement approach as for those assets to be held and used. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The Company is currently evaluating the effects the new rules may have on its financial statements and has adopted SFAS 144 as of January 1, 2002.

Item 8. Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2002, which Proxy Statement will be filed on or prior to April 15, 2002, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.    Executive Compensation

     The information to be set forth under the sub caption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2002, which Proxy Statement will be filed on or prior to April 15, 2002, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 23, 2002, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 2002.

     There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions

     The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 23, 2002, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 15, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements

     See page F-1 of this Report, which includes an index to consolidated financial statements and financial statement schedule.

List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2.1     Put and Call Option Agreement, dated July 12, 2001, among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and Alpharma Inc., was filed as Exhibit 2.1 to the Company's Form 8-K dated as of July 11, 2001 and is incorporated by reference.

2.1a      Variation Agreement, dated August 17, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and Alpharma Inc is filed as an Exhibit to this Report.

2.1b     Second Variation Agreement, dated August 30, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and Alpharma Inc is filed as an Exhibit to this Report.

2.1c     Third Variation Agreement, dated September 17, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and Alpharma Inc is filed as an Exhibit to this Report.

2.1d     Fourth Variation Agreement, dated September 20, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and Alpharma Inc. is filed as an Exhibit to this Report.

2.1e      Sixth Variation Agreement, dated December 6, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and Alpharma Inc is filed as an Exhibit to this Report.

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

3.2     Amended and Restated By-Laws of the Company, effective as of January 31, 2002, are filed as an Exhibit to this Report.

4.1     Reference is made to Article Fourth of the Amended and Restated Certificate of Incorporation of the Company which is referenced as Exhibit 3.1 to this Report.

4.2     Notes Purchase Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated December 12, 2001 is filed as an Exhibit to this Report

4.3     Shelf Registration Rights Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated as of December 12, 2001 is filed as an Exhibit to this Report.

4.3a     Shelf Registration Joinder Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated as of January 11, 2002 is filed as an Exhibit to this Report.

4.3b     Letter Agreement relating to Shelf Registration Rights Agreement among Alpharma Inc (on behalf of Alpharma Operating Corporation and each of the guarantors), Banc of America Bridge LLC, and CIBC Inc., dated March 12, 2002 is filed as an Exhibit to this Report.

4.4     Indenture, dated as of March 30, 1998, by and among the Company and First Union National Bank, as trustee, with respect to the 5 3/4% Convertible Subordinated Notes due 2005 was filed as Exhibit 4.1 of the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

4.5     Indenture dated as of June 2, 1999, by and between the Registrant and First Union National Bank, as trustee, with respect to the 3% Convertible Senior Subordinated Notes due 2006, was filed as Exhibit 4.1 to the Company's Form 8-K dated as of June 16, 1999 and is incorporated by reference.

     Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 2001 will be furnished to the Commission upon request.

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

10.2     Credit Agreement dated as of October 5, 2001 between the Company and Bank of America N.A. and other Lenders was filed as Exhibit 10.0 to the Company's September 30, 2001 Form 10Q and is incorporated by reference.

10.2a     Subsidiary Guaranty made by certain of the Company's subsidiaries in favor of Bank of America N.A., as Administrative Agent, dated December 26, 2001 is filed as an Exhibit to this Report.

10.3     Employment Agreement between the Company and Michael J. Nestor, dated September 17, 2001, is filed as an Exhibit to this Report.

10.4     Employment Agreement between the Company and Richard J. Cella, dated August 29, 2000, is filed as an Exhibit to this Report.

10.5     Separation Letter Agreement between the Company and Thomas Anderson, dated January 15, 2001, is filed as an Exhibit to this Report.

10.6     Consulting Agreement dated as of January 1, 2001 between I. Roy Cohen and the Company was filed as Exhibit 10.b to the Company's 2000 Annual Report on Form 10-K is incorporated by reference.

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

10.9     Lease Agreement between A.L. Industrier AS, as landlord, and Alpharma AS, as tenant, dated October 3, 1994 was filed as Exhibit 10.10 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

10.10     Administrative Services Agreement between A.L. Industrier AS and Alpharma AS dated October 3, 1994 was filed as Exhibit 10.11 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

10.11     Agreement dated July 1, 1999 between the Company and Einar W. Sissener was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.

10.12     Employment contract dated December 1, 2000 between the Company and Ingrid Wiik was filed as Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.13     Alpharma Inc. Executive Bonus Plan, effective January 1, 2001, was filed as Exhibit 10.16 to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.14    Loan Agreement dated as of December 29, 2000, by and among FS Ascent Investments LLC, Alpharma USPD Inc. and Alpharma Inc., was filed as Exhibit 10.17h to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.14a    Security Agreement dated as of December 29, 2000, by and between FS Ascent Investments LLC and Alpharma USPD Inc., was filed as Exhibit 10.17i to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.14b    Supplemental Agreement dated December 29, 2000, by and among FS Ascent Investments LLC, Alpharma USPD Inc., Alpharma Inc., and each of the (lenders) named therein, was filed as Exhibit 10.17j to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.14c    Termination Agreement dated as of December 29, 2000, by and among Ascent Pediatrics, Inc., Alpharma USPD Inc., Alpharma Inc., State Street Bank and Trust Company and the lenders named therein was filed as Exhibit 10.17k to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.15     Asset purchase agreement dated as of April 19, 2000 among Roche Vitamins and F. Hoffman La Roche Ltd. (collectively, sellers) and the Company was filed as Exhibit 2.1 to the Company's Form 8-K dated May 5, 2000 and is incorporated by reference.

21     A list of the subsidiaries of the Registrant as of March 1, 2002 is filed as an Exhibit to this Report.

23     Consent of PricewaterhouseCoopers LLP, Independent Accountants, is filed as an Exhibit to this Report.

Reports on Form 8-K

On December 21, 2001, the Company filed a report on Form 8-K reporting in Item 2--the acquisition of the generic oral solid dose pharmaceutical businesses of FH Faulding & Co Limited from Mayne Nickless Limited and in Item 7--a statement that at the time of such filing, it was impracticable for the Company to provide the required financial statements.

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
March 28, 2002	Alpharma Inc. Registrant By:/s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2002	/s/ Einar W. Sissener
Einar W. Sissener Director and Chairman of the Board
Date: March 28, 2002	/s/ Ingrid Wiik
Ingrid Wiik Director, President and Chief Executive Officer
Date: March 28, 2002	/s/ Jeffrey E. Smith
Jeffrey E. Smith Vice President, Finance and Chief Financial Officer (Principal accounting officer)
Date: March 28, 2002	____________________________
I. Roy Cohen Director and Chairman of the Executive Committee

Date: March 28, 2002	/s/ Thomas G. Gibian
Thomas G. Gibian Director and Chairman of the Audit Committee
Date: March 28, 2002	/s/ Glen E. Hess
Glen E. Hess Director
Date: March 28, 2002	/s/ Peter G. Tombros
Peter G. Tombros Director and Chairman of the Compensation Committee
Date: March 28, 2002	/s/ Erik G. Tandberg
Erik G. Tandberg Director
Date: March 28, 2002	/s/ Øyvin Brøymer
Øyvin Brøymer Director
Date: March 28, 2002	_______________________
Erik Hornnaess Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet at December 31, 2001 and 2000	F-3

Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-6

Notes to Consolidated Financial Statements	F-7 to F-42

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
  Board of Directors of
  Alpharma Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company" ) as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 27, 2002

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$14,894	$72,931
Accounts receivable, net	259,246	243,533
Inventories	331,773	253,038
Prepaid expenses and other current assets	56,608	30,916
Total current assets	662,521	600,418

Property, plant and equipment, net	482,206	345,042
Goodwill, net	870,621	503,686
Intangible assets, net	266,581	110,735
Other assets and deferred charges	108,079	50,554

Total assets	$2,390,008	$1,610,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$25,691	$20,676
Short-term debt	4,647	---
Accounts payable	171,275	72,866
Accrued expenses	126,113	87,618
Accrued and deferred income taxes	15,429	25,278

Total current liabilities	343,155	206,438

Long-term debt:
Senior	551,173	130,837
Senior subordinated notes	200,000	---
Convertible subordinated notes, including $67,850 to related party in 2000	279,081	373,608
Deferred income taxes	100,154	29,404
Other non-current liabilities	24,829	22,261

Stockholders' equity:
Preferred stock, $1 par value, no shares issued	---	---
Class A Common Stock, $.20 par value 32,740,289 and 31,009,790 shares issued	6,548	6,202
Class B Common Stock, $.20 par value 11,872,897 and 9,500,000 shares issued	2,375	1,900
Additional paid-in capital	905,099	792,659
Retained earnings	83,677	129,132
Accumulated other comprehensive loss	(99,140)	(75,063)
Treasury stock, at cost	(6,943)	(6,943)
Total stockholders' equity	891,616	847,887
Total liabilities and stockholders' equity	$2,390,008	$1,610,435

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)

	2001	2000	1999

Total revenue	$974,990	$900,794	$716,010

Cost of sales	593,609	500,033	387,325

Gross profit	381,381	400,761	328,685

Selling, general and administrative expenses	270,341	233,188	204,607
Research and development	48,985	43,276	40,168
Purchased in process research and development	37,665	--	--

Operating income	24,390	124,297	83,910
Interest expense	(45,467)	(45,183)	(39,174)
Other income (expense), net	(13,984)	(3,430)	1,450

Income (loss) before income taxes and extraordinary item	(35,061)	75,684	46,186
Provision for income taxes	613	20,176	16,194

Income (loss) before extraordinary item	(35,674)	55,508	29,992

Extraordinary item, net of tax	(2,240)	--	--
Net income (loss)	$ (37,914)	$ 55,508	$ 29,992

Earnings per common share:
Basic
Income (loss) before extraordinary item	$ (.87)	$1.59	$1.08
Net income (loss)	$ (.93)	$1.59	$1.08
Diluted
Income (loss) before extraordinary item	$ (.87)	$1.49	$1.07
Net income (loss)	$ (.93)	$1.49	$1.07

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
	Common Stock	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Retained Earnings	Treasury Stock	Total Stockholders Equity

Balance, December 31, 1998	$5,451	$219,306	$(7,943)	$55,219	$(6,184)	$265,849

Comprehensive income:
Net income - 1999				29,992		29,992
Currency translation adjustment			(26,258)			(26,258)
Total comprehensive income						3,734

Dividends declared ($.18 per common share)				(5,061)		(5,061)
Tax benefit realized from stock option plan		1,670				1,670
Exercise of stock options (Class A) and other	67	7,834				7,901
Exercise of warrants	48	4,873				4,921
Proceeds from equity offering	400	61,999				62,399
Employee stock purchase plan	12	2,098	_______	______	______	2,110
Balance, December 31, 1999	$ 5,978	$297,780	$(34,201)	$80,150	$(6,184)	$343,523

Comprehensive income:
Net income - 2000				55,508		55,508
Currency translation adjustment			(40,862)			(40,862)
Total comprehensive income						14,646

Dividends declared ($.18 per common share)				(6,526)		(6,526)
Tax benefit realized from stock option plan		6,560				6,560
Purchase of treasury stock					(759)	(759)
Exercise of stock options (Class A) and other	122	14,785				14,907
Proceeds from equity offerings, net (Class A)	1,990	470,832				472,822
Employee stock purchase plan	12	2,702	_______	_______	______	2,714
Balance, December 31, 2000	$8,102	$792,659	$(75,063)	$129,132	$(6,943)	$847,887

Comprehensive income:
Net loss - 2001				(37,914)		(37,914)
Currency translation adjustment			(24,077)			(24,077)
Total comprehensive loss						(61,991)

Dividends declared ($.18 per common share)				(7,541)		(7,541)
Tax benefit realized from stock option plan		478				478
Noncash conversion of 05 Notes, net	297	39,827				40,124
Noncash conversion of Industrier Note, net	475	66,639				67,114
Exercise of stock options (Class A) and other	25	2,183				2,208
Employee stock purchase plan	24	3,313	--	--	--	3,337

Balance, December 31, 2001	$8,923	$905,099	$(99,140)	$83,677	$(6,943)	$891,616

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2001	2000	1999
Operating activities:
Net income (loss)	$(37,914)	$55,508	$29,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,611	64,836	50,418
Purchased in-process research and development	37,665	---	---
Deferred income taxes	3,400	(4,507)	(6,122)
Other noncash items	36,428	12,630	6,324
Change in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease in accounts receivable	26,642	(75,292)	10,939
(Increase) in inventory	(41,620)	(50,965)	(26,526)
(Increase) decrease in prepaid expenses and other current assets	(943)	(7,909)	1,849
Increase in accounts payable and accrued expenses	46,525	30,069	164
Increase (decrease) in accrued income taxes	(23,964)	1,475	1,939
(Increase) in insurance receivable	(6,691)	----	----
Other, net	2,245	7,279	2,631
Net cash provided by operating activities	119,384	33,124	71,608

Investing activities:
Capital expenditures	(85,247)	(72,088)	(33,735)
Purchase of businesses and intangibles, net of cash acquired	(687,889)	(274,135)	(205,281)
Other loans, net	------	(1,500)	(10,500)
Net cash used in investing activities	(773,136)	(347,723)	(249,516)

Financing activities:
Net advances (repayments) under lines credit	4,690	(3,883)	(38,616)
Proceeds of senior long-term debt	784,117	128,000	317,000
Reduction of senior long-term debt	(358,074)	(236,629)	(330,611)
Dividends paid	(7,541)	(6,526)	(5,061)
Proceeds from sales of subordinated notes	200,000	----	170,000
Payment for debt issuance costs	(31,610)	(747)	(8,796)
Proceeds from equity offerings, net	---	472,822	62,399
Proceeds from employee stock option and stock purchase plan and other	5,545	16,807	10,011
Proceeds from exercise of warrants	----	----	4,921
Net cash provided by financing activities	597,127	369,844	181,247

Net cash flows from exchange rate changes	(1,412)	31	(98)

Increase (decrease) in cash and cash equivalents	(58,037)	55,276	3,241
Cash and cash equivalents at beginning of year	72,931	17,655	14,414
Cash and cash equivalents at end of year	$14,894	$72,931	$ 17,655

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

     In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A.L. Industrier A.S ("A.L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 26.8% of the total outstanding common stock as of December 31, 2001. A.L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders. (See Note 18.)

     During 2000 and prior years, the Company was organized on a global basis within its Human Pharmaceutical and Animal Pharmaceutical businesses into five decentralized divisions each of which had a president and operated in a distinct business and/or geographic area. In January 2001, the Company combined the Aquatic Animal Health Division with its Animal Health Division.

     Through September 2001, the Human Pharmaceutical business included: the U.S. Pharmaceuticals Division ("USPD"), the International Pharmaceuticals Division ("IPD") and the Fine Chemicals Division ("FCD"). The USPD's principal products are generic liquid and topical pharmaceuticals sold primarily to wholesalers, distributors and merchandising chains. The IPD's principal products are dosage form pharmaceuticals sold primarily in Scandinavia, the United Kingdom and western Europe as well as Indonesia and certain middle eastern countries. The FCD's principal products are bulk pharmaceutical antibiotics sold to the pharmaceutical industry in the U.S. and worldwide for use as active substances in a number of finished pharmaceuticals.

     In September 2001, the Company announced the creation of Human Pharmaceuticals International ("HPI") to be composed of IPD, FCD and the Chinese operations of Faulding Oral Pharmaceuticals. In October 2001, the Company announced the creation of U.S. Human Pharmaceuticals ("USHP") to be composed of USPD and the U.S. operations of Faulding Oral Pharmaceuticals. Each business will be managed by a single management team. The results of Faulding Oral Pharmaceuticals ("OPB") will be included from the date of acquisition December 12, 2001. The OPB manufactures and sells generic and proprietary solid dose oral pharmaceuticals in the U.S. and China. The Company's intention is to ultimately combine HPI and USHP in an integrated global human pharmaceutical business.

     The Animal Pharmaceutical business is managed by a single management team and includes the Animal Health Division ("AHD") and the Aquatic Animal Health Division ("AAHD"). The AHD's principal products are feed additive and other animal health products for animals raised for commercial food production (principally poultry, cattle and swine) in the U.S. and worldwide. The AAHD manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 22 for segment and geographic information.)

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

Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for most inventories, with certain US Human Pharmaceutical inventory values on a last-in, first-out basis. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded for inventory determined to be damaged, obsolete, or otherwise unsaleable.

The Company also purchases raw materials, and manufactures finished goods, for certain products prior to the product receiving regulatory approval or during a period when the product is subject to litigation. The Company reviews these inventories on a case-by-case basis, and records a write-down of the inventory if it becomes probable that regulatory approval will not be obtained, litigation will be resolved unfavorably, or the inventory's cost will not be recoverable based on other factors. See Note 16 for additional information.

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

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. In 2001, 2000 and 1999, $2,232, $1,265 and $325 of interest cost were capitalized, respectively.

     Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:
Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Goodwill and Intangible assets:

     Goodwill and Intangible assets represent the excess of cost of acquired businesses over the underlying fair value of the tangible net assets acquired and the cost of technology, trademarks, New Animal Drug Applications ("NADAs"), Abbreviated New Drug Applications ("ANDAs") and other non-tangible assets acquired in product line acquisitions. Intangible assets are amortized on a straight-line basis over their estimated period of benefit. The Company continually reviews its intangible assets to evaluate whether events or changes have occurred that would suggest an impairment of carrying value. An impairment would be recognized when expected undiscounted future operating cash flows are lower than the carrying value. The following table is net of accumulated amortization of $153,363 and $116,791 at December 31, 2001 and 2000, respectively.
	2001	2000	Life

Excess of cost of acquired businesses over the fair value of the net assets acquired	$870,621	$503,686	15 - 40

Technology, trademarks, NADAs, ANDAs and other	266,581	110,735	6 - 20
	$1,137,202	$614,421

Foreign currency translation and transactions:

     The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 2001, 2000 and 1999 is net of $318, $1,187 and $1,838, respectively, representing the foreign tax effects associated with long-term intercompany advances to foreign subsidiaries.

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

Derivative Instruments:

     The Company adopted Statement of Financial Accounting Standards("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138, (referred to hereafter as "FAS 133"), on January 1, 2001. Under the provisions of FAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or stockholders' equity, depending on the intended use of the derivative and whether the derivative is classified as a hedging instrument. Changes in fair value of derivative instrument not designated as hedging instruments are recognized in earnings in the current period.

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

Revenue Recognition:

     Revenues are recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

In the Company's US Human Pharmaceutical business, and to a lesser extent in Human Pharmaceuticals - International, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, or other managed-care reserves. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates, chargebacks, managed care reserves and estimated returns at the time of sale based on the terms of agreements with customers and historical experience. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

Income taxes:

     The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method.

     At December 31, 2001, the Company's share of the undistributed earnings of its foreign subsidiaries (excluding cumulative foreign currency translation adjustments) was approximately $121,000. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

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

Comprehensive income:

     SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments. Total comprehensive income (loss) for the years ended 2001, 2000 and 1999 is included in the Statement of Stockholders' Equity.

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

Software and Development Costs

     In 2000 and 2001, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization will begin as portions of the project are completed and ready for their intended purpose.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs will be amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

     Capitalized software costs to date through December 31, 2001 amounted to approximately $39,200 and are included in other assets. Portions of the software are expected to be placed in service beginning in 2002.

Recent Account Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations" (SFAS 141) and SFAS 142, "Goodwill and other Intangible Assets" (SFAS 142), SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS142, all goodwill and certain intangibles determined to have indefinite lives, including goodwill and indefinite-lived intangibles acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001, and must be adopted as of the beginning of a fiscal year.

     The Company has adopted SFAS 141 for business combinations initiated after June 30, 2001, including the acquisition of the Oral Pharmaceuticals Business of FH Faulding ("OPB") (see Note 3), and will adopt SFAS 142 on January 1, 2002. The Company is presently evaluating the potential impact of these standards on its financial position and results of operations. However, due to the OPB acquisition and the number of acquisitions completed by the Company in previous years and related goodwill, the adoption of these statements could have a material impact on the financial position and results of operations of the Company. For the year ended December 31, 2001 amortization related to goodwill was approximately $18,500. .

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

     During August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. The previous guidance provided in SFAS 121 is to be applied to assets to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The Company is currently evaluating the effects the new rules may have on its financial statements and will adopt SFAS 144 as of January 1, 2002.

2B. Liquidity and Capital Resources

     In the fourth quarter of 2001 the Company completed the acquisition of the OPB (See Note 3) and entered into a $900,000 credit agreement ("Credit Facility") to finance the acquisition and replace its previous credit agreement. (See Note 11.) The Credit Facility includes restrictive covenants, and the most restrictive of these covenants is the total leverage ratio, which is total debt (as defined) divided by EBITDA (as defined). This requires the calculation of EBITA, as defined in the credit facility, on a rolling four quarter basis and pro-forma for the acquisition of the OPB. The Company is in compliance with these covenants as of December 31, 2001.

     Continued compliance with these covenants in 2002 is dependent on the Company's EBITDA, and therefore the Company's ability to generate operating income, and also on the Company's ability to reduce the amount of its outstanding debt. The Company has undertaken certain actions in the fourth quarter of 2001 and the first quarter of 2002 to reduce the amount of its outstanding debt as part of an overall deleveraging plan. The deleveraging plan includes aggressive expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 repaid term debt of $65,000 and exchanged common shares for $34,100 of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company exchanged common shares for approximately $109,500 of convertible subordinated debt.

     Based on the above actions, combined with expected improvement in operating profit in 2002 relative to 2001, the Company fully expects to comply with these covenants throughout 2002. Additionally, the Company believes it has the ability to further reduce operating or capital expenditures, and sufficient access to capital such that debt could be further reduced, if these actions become necessary to comply with the covenants.

3.   Business and Product Line Acquisitions

     The following acquisitions were accounted for under the purchase method and the accompanying financial statements reflect the fair values of the assets acquired and liabilities assumed and the results of operations from their respective acquisition dates.

Faulding Acquisition

     On July 12, 2001, the Company entered into a definitive agreement to acquire the generic and proprietary oral solid dose pharmaceuticals business ("OPB acquisition") in the U.S. and China of F.H. Faulding & Co. Limited from Mayne Nickless Limited for total consideration of $660,000 in cash (approximately $669,800 including direct acquisition related costs). On October 2, 2001, Mayne closed its tender offer for Faulding's shares after having accepted the tender of more than 90% of Faulding's shares. On October 5, 2001, Alpharma gained operational and economic control of OPB subject to certain limitations. On December 12, 2001 Mayne acquired 100% of Faulding's shares and transferred the OPB to the Company in accordance with the acquisition agreement.

     The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The fair value of the assets acquired and liabilities assumed and the results of OPB operations are included in the Company's consolidated financial statements beginning on the date of acquisition, December 12, 2001.

     The acquisition of the Oral Pharmaceuticals Business includes the operations of Purepac Pharmaceuticals and Faulding Laboratories in the United States and Foshan Faulding Pharmaceutical China. The Oral Pharmaceuticals Business includes research, development, manufacturing, sales and marketing of generic and proprietary oral solid dose pharmaceuticals in the United States and China. In the fiscal year ending June 30, 2001, the OPB had net sales of $205,200 (unaudited) comprised of US net sales of $190,700 (unaudited) and China net sales of $14,500 (unaudited).

     The transaction generated significant one-time charges for in-process research and development ("IPR&D"), the write up and subsequent write off of purchased inventory, financing costs specific to the transaction and integration costs incurred in combining OPB in the United States with the U.S. Pharmaceutical Division to form U.S. Human Pharmaceuticals ("USHP"). IPR&D was valued based on estimated future cash flows for 22 individual products under development, adjusted for charges for core technology and use of existing assets. Cash flows were discounted at a rate of 15.4% and a risk adjustment factor was subsequently applied to each project based on probability of realization of the cash flows. Cash inflows from individual projects are expected to commence during the period ranging from mid-2002 to 2005, depending on the project. The estimated future cash flows are based on assumptions consistent with the OPB's historical performance. The charges can be summarized as follows:
Description	Amount	Caption

Inventory write-up (related to fourth quarter sales)	$1,751	Cost of sales

IPR&D	37,665	Selling, General and Administrative Expenses ("SG&A")

Severance of USPD employees	4,829	SG&A

Amortization of bridge financing expenses	3,271	Other, net

Charges and expenses related to the acquisition	$47,516
Tax benefit	(3,842)
Net loss	$43,674
Loss per share	$(1.07)

     The purchase price was allocated based on the preliminary valuation in the following manner.

Faulding Combined as of December 12, 2001
Amounts Allocated
Cash	$5,759
Accounts receivable, net	44,856
Inventory	59,809
Prepaid expenses	24,456
Current assets	134,880
Property plant and equipment, net	111,339
Intangible assets, amortizable over 15 years	160,761
Goodwill - existing	----
Goodwill -residual	396,375
In-process research and development	37,665
Other assets	1,255
Total assets	842,275

Accounts payable and accrued expenses	87,600
Accrued and deferred income taxes	13,462
Current liabilities	101,062
Deferred income taxes	68,387
Other non-current liabilities	3,023
Total liabilites	$172,472

Total cash consideration	$669,803

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

     Under the Bridge Financing the Company paid a 1% fee for the banks commitment and in connection with drawing the funds. Interest was payable at Libor plus 2.75%. In addition, because of the size of the acquisition, other possible acquisitions, and the existing restrictive covenants under the 1999 Credit Facility, the Company engaged and incurred fees to investment bankers to advise on alternatives and strategies to finance the Roche acquisition. All fees relating to the Bridge Financing were expensed in the second quarter of 2000.

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

Southern Cross:

     On September 23, 1999, the Company's AHD acquired the business of Southern Cross Biotech, Pty. Ltd. ("Southern Cross") and the exclusive worldwide license for REPORCIN for approximately $14,000 in cash, which includes a prepayment of royalties of approximately $2,900. Southern Cross is an Australian manufacturer and marketer of REPORCIN. REPORCIN is a product which is used to aid in the production of leaner swine. The purchase price included the rights to the countries in which REPORCIN has already received regulatory approval and the assets of Southern Cross. Under the terms of the license agreement, additional cash payments will be made as regulatory approvals are obtained and licenses granted in other countries. As of December 31, 1999 total payments were estimated to be $56,000 if all 13 possible country approvals were received over the next 4-6 years. (as of December 31, 2001, approximately $24,700 has been paid related to these approvals). The Company is amortizing the acquired intangibles and goodwill (approximately $18,000 as of December 31, 2001) over 15 years using the straight-line method.

I.D. Russell:

     On September 2, 1999, the Company's AHD acquired the business of I.D. Russell Company Laboratories ("IDR") for approximately $21,500 in cash. IDR is a US manufacturer of animal health products primarily soluble antibiotics and vitamins. The acquisition consisted of working capital, an FDA approved manufacturing facility in Colorado, product registrations, trademarks and 35 employees. The Company has allocated the purchase price to the manufacturing facility and identified intangibles and goodwill (approximately $11,000) which will be generally amortized over 15 years. The purchase agreement provides for up to $4,000 of additional purchase price if two products with applications currently pending are received in the future.

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

Jumer:

     On April 16, 1999, the Company's IPD acquired the generic pharmaceutical business Jumer Laboratories SARL and related companies of the Cherqui group ("Jumer") in Paris, France for approximately $26,000, which includes the assumption of debt which was repaid subsequent to closing. Based on product approvals received, additional purchase price of approximately $3,000 may be paid in the next 2 years (as of December 31, 2001 approximately $1,100 has been paid). The acquisition consisted of products, trademarks and registrations. The Company is amortizing the acquired intangibles and goodwill based on lives which vary from 16 to 25 years (average approximately 22 years) using the straight-line method. Intangible assets and goodwill at December 31, 1999 was approximately $29,700.

Pro forma Information:

     The following unaudited pro forma information on results of operations assumes the purchase of the OPB and Roche MFA as if the companies had combined at the beginning of each period presented:
	Pro forma*
	Year Ended December 31,
	2001	2000

Revenue	$1,183,300	$1,139,900
Net income (loss)	$(63,900)	$21,200
Basic EPS	$(1.56)	$0.60
Diluted EPS	$(1.56)	$0.60

*   Includes actual non-recurring after-tax charges related to the OPB acquisition ($43,674) in 2001 and the MFA acquisition ($4,026) in 2000.

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

     Approximately $1,900 and $1,000 of the deferral was recognized as income in the years ended December 31, 2001 and 2000, respectively. The remaining balance of approximately $4,850 has been deferred; $1,950 is included in accrued expenses and $2,900 is classified as other non-current liabilities.

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

     The company uses WYNCO as a regional distributor of animal health products. WYNCO provides services primarily to integrated poultry and swine producers and independent dealers operating in the Central South West and Eastern regions of the U.S. Manufacturing and premixing operations at WJ remain part of the Company. Wade Jones Company was renamed Alpharma Animal Health Company in 1999.

Ascent Agreements and Option:

     In 1999, the Company entered into loan and other agreements with Ascent Pediatrics, Inc. ("Ascent") under which the Company ultimately provided $12,000 in loans due in 2005. The loan and other agreements provided for additional loans under certain circumstances and an option to purchase all of Ascent's outstanding shares in 2003. In December 2000, the Company acquired a product line from Ascent in exchange for the cancellation of the $12,000 in outstanding loans and the termination of the existing financing and option agreements. In addition, the Company agreed to make a new fully collateralized short-term loan to Ascent of up to $6,250. During 2001 the Company loaned $6,250 and was fully repaid when Ascent was acquired by another company.

6.     Reorganization, Refocus and other Actions:

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

     In 2001 the Company incurred charges as a result of management actions intended to improve future operations.

     The IPD and FCD combined to form HPI and incurred charges of approximately $4,300 primarily for severance of 79 employees. All employees are expected to be severed by June 30, 2002.

     As indicated in Note 3 as part of the combination of USPD and OPB - US severance charges of approximately $4,800 were expensed for 39 USPD employees. In addition, severance accruals of approximately $1,700 for 19 OPB - US employees were included in the purchase price allocation. All employees are expected to be severed by June 30, 2002.

     AHD changed three senior managers in the fourth quarter of 2001 and severance of approximately $1,100 was incurred. In addition, new management in its review of current projects decided to discontinue support of the optibreed project and incurred charges of approximately $11,200 to reflect the write down of optibreed inventory and the equity investment in the company which manufactured optibreed inventory.

In the first quarter of 2002 the Company became aware of process deficiencies, which occurred in 2001 for two products sold by USHP. One of these products was manufactured by a contract manufacturer. Based on the nature of the deficiencies, the Company determined that a voluntary recall of certain of these products from its direct customers was required. Accordingly, at December 31, 2001, the Company recorded a charge of approximately $10,700 for these recalls, consisting primarily of inventory write-offs for unsaleable product and estimated disposal costs.

     A summary of current liabilities set up for severance for the 2001 actions is as follows:

2001	Amount

Charges	$10,059
Established in purchase accounting	1,700
11,759

Payments	(976)

Balance December 31, 2001	$10,783

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

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:
(Shares in thousands)	For the years ended December 31,
	2001	2000	1999
Average shares outstanding-basic	40,880	35,000	27,745
Stock options	--	440	359
Convertible notes	--	12,039	--
Average shares outstanding-diluted	40,880	47,479	28,104

     The amount of dilution attributable to the stock options determined by the treasury stock method depends on the average market price of the Company's common stock for the years ended December 31, 2000 and 1999. For the years ended December 31, 2000 and 1999 stock options to purchase 150,000 and 650,000 shares, respectively, were not included because the option price was greater than the average price. Stock options had an anti-dilutive effect in 2001 and therefore stock options to purchase 2,675,308 shares were not included in the diluted EPS calculation.

     The 05 Notes issued in March 1998, convertible into 3,175,904 shares at December 31, 2001 and 6,744,481 shares at December 31, 2000 and December 31, 1999 of common stock at $28.59 per share, were included in the computation of diluted EPS using the if-converted method for the year ended December 31, 2000. The if-converted method was antidilutive for the years ended December 31, 2001, and December 31, 1999 and therefore the shares attributable to the 05 Notes were not included in the diluted EPS calculation.

     In addition, the 06 Notes issued in June 1999 and convertible into 5,294,301 shares of common stock at $32.11 per share, were included in the computation of diluted EPS for the year ended December 31, 2000. The if-converted method was antidilutive for the year ended December 31, 2001 and December 31, 1999 and therefore the shares attributable to the 06 Notes were not included in the diluted EPS calculation.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable.

     A reconciliation of net income (loss) used for basic to diluted EPS is as follows:

	2001	2000	1999

Net income (loss) - basic	$(37,914)	$55,508	$29,992
Adjustments under the if-converted method, net of tax	--	14,999	--
Adjusted net income (loss) - diluted	$(37,914)	$70,507	$29,992

8.     Accounts Receivable, Net:
Accounts receivable consist of the following:	December 31,
	2001	2000

Accounts receivable, trade	$251,883	$234,086
Other	14,632	15,188
	266,515	249,274
Less, allowances for doubtful accounts	7,269	5,741
	$259,246	$243,533

     The allowance for doubtful accounts for the three years ended December 31, consisted of the following:
	2001	2000	1999

Balance at January 1,	$5,741	$6,164	$6,270
Provision for doubtful accounts	2,545	892	995
Reductions for accounts written off	(1,243)	(462)	(303)
Translation and other	226	(853)	(798)
Balance at December 31,	$7,269	$5,741	$6,164

9.     Inventories:

     Inventories consist of the following:
	December 31,
	2001	2000

Finished product	$175,884	$159,540
Work-in-process	54,050	32,936
Raw materials	101,839	60,562
	$331,773	$253,038

     At December 31, 2001 and 2000, approximately $68,200 and $56,100 of inventories, respectively, are valued on a LIFO basis. LIFO inventory is approximately equal to FIFO in 2001 and 2000. Included in the 2001 amounts are raw materials totaling approximately $4,200 related to a product which is subject to regulatory approval and litigation. See Note 16 for additional information.

10.     Property, Plant and Equipment, Net:

     Property, plant and equipment, net, consist of the following:
	2001	2000

Land	$18,437	$10,254
Buildings and building improvements	186,226	143,954
Machinery and equipment	404,818	330,975
Construction in progress	90,538	51,415
	700,019	536,598
Less, accumulated depreciation	217,813	191,556

	$482,206	$345,042

11.     Long-Term Debt:

Long-term debt consists of the following:
	December 31,
	2001	2000
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility (4.75% - 5.25%)	$535,000	$ --
1999 Credit Facility (7.0 - 8.3%)	--	105,000
Industrial Development Revenue Bonds	6,720	7,950
Other, U.S.	--	52

Denominated in Other Currencies:
Mortgage notes payable (NOK)	31,289	33,682
Bank and agency development loans (NOK)	3,784	4,827
Other, foreign	71	2
Total senior debt	576,864	151,513

Subordinated debt:
12% Senior Subordinated notes due 2009	200,000	--
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	188,270	180,813
5.75% Convertible Subordinated Notes due 2005	90,811	124,945
5.75% Convertible Subordinated
Note - Industrier Note	--	67,850

Total subordinated debt	479,081	373,608

Total long-term debt	1,055,945	525,121
Less, current maturities	25,691	20,676
	$1,030,254	$504,445

Senior debt

     On October 5, 2001, the Company, through its wholly-owned subsidiary, Alpharma Operating Corporation ("Alpharma Operating Corporation"), and certain of the Company's subsidiaries entered into a credit agreement ("2001 Credit Facility") with the Bank of America, N.A. and a syndicate of lending institutions that provides up to a maximum of $900,000 of senior credit facilities. The 2001 Credit Facility is secured by substantially all of the Company's domestic assets and a pledge of 65% of the shares of the Company's foreign subsidiaries. The agreement replaced the prior revolving credit facility, provided the funds required for the acquisition of OPB and related financing costs and increased overall credit availability. The 1999 revolving credit facility was repaid on October 5, 2001 by drawing down on the 2001 Credit Facility.

     The 2001 Credit Facility provides for (i) a $300,000 six year revolving credit facility; (ii) a $175,000 six year Term Loan A; and (iii) a $425,000 seven year Term Loan B. In December 2001 the Company repaid $65,000 of the Term A and Term B loans resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $835,000. As a result of repaying the 1999 revolving credit facility and the $65,000 term loan reduction, the Company has recorded an extraordinary expense for the early extinguishment of debt of $3,672 ($2,240 after tax) in 2001.

     The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior debt to EBITDA, fixed charge coverage ratio and an interest coverage ratio (see Note 2B). Interest on the facility will be at the LIBOR rate with a margin of between 1.25% and 3.25% depending on the ratio of total debt to EBITDA.

     The 2001 Credit Facility's Term A is payable in quarterly installments ranging from $4,458 to $7,802 through 2007. The Term B is payable in quarterly installments of $947 with balloon payment of $353,379 in 2008. In the event that more than $10,000 of either the 05 Notes or 06 Notes are outstanding within six months of their due date, the entire remaining balance of the Term A, Term B and the Revolving Credit becomes due and payable.

     On October 5, 2001, the Company provided a $260,000 letter of credit for the benefit of Mayne related to the OPB Acquisition. In addition, bridge financing was needed to finance the purchase price prior to the issuance of the senior subordinated note. All costs and fees associated with the letter of credit and bridge financing were capitalized and amortized over the period they were outstanding (October 5 through December 12, 2001).

     In January 2002, the Company entered into a standard interest rate swap in order to fix the interest rate on variable rate borrowings of approximately $60,000 of the term debt under the 2001 Credit Facility.

     The Company has issued Industrial Development Revenue Bonds in connection with various expansion projects. At December 31, 2001 bonds with a $3,000 principal amount require monthly interest payments at a floating rate approximating the current money market rate on tax exempt bonds plus agency and other fees (total rate approximately 4.5%). Bonds with a $3,720 principal amount require fixed interest payments of between 6.875% and 7.25%. The bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $18,500 serve as collateral for these loans.

     The mortgage notes payable denominated in Norwegian Kroner (NOK) include amounts issued in connection with the construction and subsequent expansion of a pharmaceutical facility in Lier, Norway. The mortgage is collateralized by this facility (net book value $32,800). The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 2001 and 2000 was 7.6% and 7.5%, respectively. The tranches are repayable in semiannual installments through 2021. Yearly principal payments are approximately $1,300.

     Mortgage notes payable also include amounts issued in 1997 ($5,356) to finance a production unit at an Aquatic Animal Health facility in Overhalla, Norway. The mortgage has a 12 year term and is repayable in 8 equal remaining installments in years 2002 - 2009. The weighted average interest rate at December 31, 2001 and 2000 was 7.6% and 8.1%, respectively. Plant equipment with a net book value of $6,600 serve as collateral for the note.

     Alpharma Oslo has various loans with government development agencies and banks which have been used for acquisitions and construction projects. Annual payments are $958 through 2003, $562 in 2004 and $166 through 2012. The weighted average interest rate of the loans at December 31, 2001 and 2000 was 7.7% and 7.8%, respectively.

Subordinated debt

12% Senior subordinated notes:

     On December 12, 2001, in connection with the formal closing of the OPB acquisition, Alpharma Operating Corporation sold $200,000 in principal amount of 12% senior subordinated notes due 2009 to affiliates of Banc of America Securities LLC and CIBC World Markets Corp. The notes are guaranteed by the Company and the principal domestic subsidiaries of the Company. The notes include restrictive covenants similar to those included in the 2001 Credit Facility but are generally less restrictive. These notes replaced the bridge financing facility which was in place prior to the closing.

3.0% Convertible Senior Subordinated Notes due 2006:

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

In March 2002, the Company completed an exchange of 3,433,104 shares of its Class A Common Stock for a portion of its 06 Notes having an approximate principal value of $53,400. The exchange resulted in a non-cash pre-tax charge of $27,000 in the first quarter of 2002.

5.75% Convertible Subordinated Notes due 2005:

     In March 1998, the Company issued $125,000 of 5.75% Convertible Subordinated Notes (the "05 Notes") due 2005. The 05 Notes may be converted into common stock at $28.594 at any time prior to maturity, subject to adjustment under certain conditions. The Company may redeem the 05 Notes, in whole or in part, at a premium plus accrued interest. Concurrently, A.L. Industrier, the controlling stockholder of the Company, purchased at par for cash $67,850 principal amount of a Convertible Subordinated Note (the "Industrier Note"). The Industrier Note had substantially identical adjustment terms and interest rate as the 05 Notes.

     On October 5, 2001, in connection with entering into the 2001 Credit Facility, the Company exchanged 2,372,897 shares of Class B common stock for its 5.75% convertible subordinated note due 2005 (principal value $67,850) pursuant to an agreement entered into with A.L. Industrier on July 11, 2001. This is the number of shares that A.L. Industrier was entitled to receive upon conversion of the note pursuant to the terms of the note.

     In December 2001, the Company completed the exchange of 1,483,761 shares of its Class A Common stock for a portion of its 5.75% convertible subordinated notes due 2005 ("the 05 Notes") having an approximate principal value of $34,134. The exchange resulted in a non-cash charge of $7,357 ($5,860 after-tax or $0.14 per share).

In March, 2002, the Company completed an additional exchange of 3,266,850 shares of its Class A Common Stock for a portion of its 05 Notes having an approximate principal value of $56,600. The exchange resulted in a non-cash pre-tax charge of $21,100 in the first quarter of 2002.

     Maturities of long-term debt during each of the next five years and thereafter as of December 31, 2001 are as follows:

2002	$ 25,691
2003	34,647
2004	34,485
2005	123,800
2006	221,259
Thereafter	616,063
$1,055,945

12.     Short-Term Debt:

     Short-term debt consists of the following:

	December 31,
	2001	2000

Domestic	$ 500	$ ---
Foreign	4,147	---
	$4,647	$ ---

     At December 31, 2001, the Company and its domestic subsidiaries have available short term bank lines of credit totaling $500 (fully drawn at December 31, 2001). In addition, the Company has regular working capital availability included in its 2001 Credit Facility. Borrowings under the lines are made for periods generally less than three months.

     At December 31, 2001, the Company's foreign subsidiaries have available lines of credit with various banks totaling approximately $42,500. Drawings under these lines are made for periods generally less than three months. At December 31, 2001, the amount of the unused lines totaled approximately $38,400.

     The weighted average interest rate on total short-term debt during the years 2001, 2000 and 1999 was approximately 7.3%, 8.0% and 6.4%, respectively.

13.   Income Taxes:

     Domestic and foreign income (loss) before income taxes was $(51,564) and $12,831, respectively in 2001, $23,852 and $51,832 respectively in 2000, and $18,589, and $27,597, respectively in 1999. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision for income taxes consists of the following:
	Years Ended December 31,
	2001	2000	1999

Current
Federal	$(6,421)	$9,413	$5,034
Foreign	3,537	13,369	16,780
State	97	1,901	502
	(2,787)	24,683	22,316
Deferred
Federal	1,488	(752)	(1,508)
Foreign	1,494	(3,136)	(3,963)
State	418	(619)	(651)
	3,400	(4,507)	(6,122)
Provision for income taxes	$ 613	$20,176	$16,194

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:
	Years Ended December 31,
	2001	2000	1999

Statutory U.S. federal rate	(35.0%)	35.0%	35.0%
State income tax, net of federal tax benefit	0.8%	1.1%	(0.4%)
Lower taxes on foreign earnings, net	(17.7%)	(13.5%)	(6.9%)
Tax credits	(2.2%)	(0.7%)	(1.5%)
Non-deductible costs, principally amortization of intangibles related to acquired companies	15.1%	6.4%	7.4%
Non-deductible in-process R&D	37.6%	---	---
Other, net	3.1%	(1.6%)	1.5%
Effective rate	1.7%	26.7%	35.1%

Deferred tax liabilities (assets) are comprised of the following:
	Years Ended December 31,
	2001	2000

Accelerated depreciation and amortization for income tax purposes	$38,378	$22,252
Excess of book basis of acquired assets over tax basis	76,745	15,189
Difference between inventory valuation methods used for book and tax purposes	3,963	2,024
Other	817	475
Gross deferred tax liabilities	119,903	39,940

Accrued liabilities and other reserves	(47,814)	(5,852)
Pension liabilities	(2,488)	(1,972)
Loss carryforwards	(12,439)	(5,818)
Deferred compensation	(2,193)	(2,032)
Other	(2,934)	(482)
Gross deferred tax assets	(67,868)	(16,156)

Deferred tax assets valuation allowance	6,301	1,358

Net deferred tax liabilities	$58,336	$25,142

     As of December 31, 2001, the Company has state loss carryforwards in several states totaling approximately $22,000, which are available to offset future taxable income and expire between 2008 and 2014. The Company has recognized a deferred tax asset relating to these state loss carryforwards, and believes that it is more likely than not that these carryforwards will be available to reduce future state income tax liabilities. The Company also has foreign loss carryforwards in twelve countries as of December 31, 2001, of approximately $47,000, which are available to offset future taxable income, and have carryforward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these foreign loss carryforwards. Based on analysis of current information, which indicated that it is not likely that some of these state and foreign losses will be realized, a valuation allowance has been established for a portion of these loss carryforwards.

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

     The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired employees who were eligible as of January 1, 1993 are required to contribute for coverage as if they were active employees.

     The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 2001, 2000 and 1999 expense was 7.50%, 7.75% and 8.00%, respectively. The health care cost trend rate was 9.0% declining to 5.0% over a ten year period, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.
	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2001	2000	2001	2000
Benefit obligation at beginning of year	$19,523	$14,891	$2,418	$ 2,271
Service cost	2,060	1,597	102	82
Interest cost	1,686	1,421	243	174
Plan participants' contributions	--	---	25	26
Amendments	--	1,500	--	---
Actuarial (gain) loss	1,464	839	841	77
Acquisition	4,201	--	--	--
Benefits paid	(399)	(725)	(222)	(212)
Benefit obligation at end of year	28,535	19,523	3,407	2,418

Change in plan assets
Fair value of plan assets at beginning of year	18,623	20,363	--	---
Actual return on plan assets	(2,114)	(1,022)	--	---
Employer contribution	409	7	--	---
Acquisition	2,771	--	--	--
Benefits paid	(399)	(725)	--	---
Fair value of plan assets at end of year	19,290	18,623	--	---

Funded status	(9,245)	(900)	(3,407)	(2,418)
Unrecognized net actuarial (gain)loss	3,431	(1,856)	1,121	334
Unrecognized net transition obligation	65	95	203	222
Unrecognized prior service cost	576	666	--	---
Prepaid (accrued) benefit cost	$(5,173)	$(1,995)	$(2,083)	$(1,862)

			Postretirement
	Pension Benefits		Benefits
	2001	2000	2001	2000
Weighted-average assumptions as of December 31
Discount rate	7.50%	7.75%	7.50%	7.75%
Expected return on plan assets	9.25%	9.25%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost
Service cost	$2,060	$1,597	$1,610	$102	$82	$97
Interest cost	1,686	1,421	1,211	243	174	172
Expected return on plan assets	(1,709)	(1,871)	(1,621)	--	---	---
Net amortization of transition obligation	30	30	30	18	18	18
Amortization of prior service cost	91	91	(81)	--	---	---
Recognized net actuarial (gain)loss	--	(225)	---	55	4	29
Net periodic benefit cost	$2,158	$ 1,043	$1,149	$418	$ 278	$ 316

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $2,644, $1,981 and $0 respectively as of December 31, 2001 and $2,079, $1,615 and $0 as of December 31, 2000.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 15%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $1,900, $1,500 and $1,200 in 2001, 2000 and 1999, respectively.

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

	2001	2000
Change in benefit obligation:
Benefit obligation at beginning of year	$47,348	$49,194
Service cost	3,380	3,205
Interest cost	2,730	2,618
Amendments	---	---
Plan participants' contribution	449	399
Actuarial (gain)/loss	(2,425)	(1,365)
Benefits paid	(779)	(2,553)
Translation adjustment	(1,186)	(4,150)
Benefit obligation at end of year	49,517	47,348

Change in plan assets:
Fair value of plan assets at beginning of year	31,977	31,195
Actual return on plan assets	(1,968)	3,205
Employer contribution	2,094	2,198
Plan participants' contributions	449	399
Benefits paid	(999)	(2,444)
Translation adjustment	(749)	(2,576)
Fair value of plan assets at end of year	30,804	31,977

Funded status	(18,713)	(15,371)
Unrecognized net actuarial loss	5,162	3,239
Unrecognized transitional obligation	364	369
Unrecognized prior service cost	3,137	3,449
Additional minimum liability	(2,314)	(2,556)
Prepaid (accrued) benefit cost	$(12,364)	$(10,870)

	2001	2000
Weighted-average assumptions:
Discount rate	6.0%	6.1%
Expected return on plan assets	6.8%	7.0%
Rate of compensation increase	3.7%	4.0%

	2001	2000	1999
Components of net periodic benefit cost:
Service cost	$3,380	$3,205	$2,936
Interest cost	2,730	2,618	2,452
Expected return on plan assets	(1,925)	(2,144)	(1,951)
Amortization of transition obligation	1	(4)	4
Amortization of prior service cost	250	247	173
Recognized net actuarial loss	(109)	93	260
Net periodic benefit cost	$4,327	$4,015	$3,874

     The Company's Danish subsidiary has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,100, $1,900 and $2,200 in 2001, 2000 and 1999, respectively.

15.   Transactions with A. L. Industrier:
	Years Ended December 31,
	2001	2000	1999
Sales to and commissions received from A.L. Industrier	$1,881	$2,002	$2,306

Compensation received for management services rendered to A.L. Industrier	$333	$341	$ 385

Inventory purchased from and commissions paid to A.L. Industrier	$ 8	$ 8	$ 30

Interest incurred on Industrier Note	$2,969	$3,901	$3,901

     In March 1998, A.L. Industrier purchased a convertible subordinated note issued by the Company in the amount of $67,850. In October 2001 the Company converted the convertible subordinate note into 2,372,897 shares of Class B common stock. (See Note 11.) In addition, as of December 31, 2001 there was a net current receivable of $290 from A.L. Industrier and as of December 31, 2000 there was a net current payable of $514 to A.L. Industrier.

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

16.   Contingent Liabilities, Litigation and Commitments:

     A class action lawsuit has been filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with one of its board members, two of its current officers and one of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's animal health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company has moved to dismiss the complaint on legal grounds, and discovery is stayed pending the determination of that motion. Based on the Company's preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the class action. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, because of the early stage of this matter, it is not possible for the Company to conclude that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

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

     In response to the Company's submission to the FDA of its ANDA filed under paragraph IV for Gabapentin capsules, the Company was sued on June 11, 1998, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. In response to the Company's submission to the FDA of its ANDA filed under paragraph IV for Gabapentin tablets, the Company was sued on December 12, 1999, by Pfizer in the U.S. District Court for the District of New Jersey for alleged patent infringement under the same two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's Gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic Gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's Gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions are under consideration by the district court. Discovery is complete and the case is awaiting trial. No trial date has been set, but the two cases have been consolidated for trial.

During the lawsuits regarding Gabapentin tablets and capsules, Pfizer received a third patent covering a Gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under Paragraph IV that the Company's proposed Gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on. Fact discovery has closed and expert discovery is scheduled to close in March 2002. No trial date has been set. Unless and until the Company decides to market its Gabapentin tablets or capsules, the Company would, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation the Company could be prevented from marketing the Company's Gabapentin capsules or tablets until Pfizer's patents expire.

     In anticipation of the launch of Gabapentin, the Company entered into a supply agreement with the manufacturer of the active ingredient (the "API") of Gabapentin under which the Company has acquired API inventory. Approximately $4,200 of raw material inventory has been acquired at December 31, 2001. The terms of the Company's agreement with the API supplier may require additional payments to the supplier based on the sale price of the finished product. Additionally, if the API is unsold after certain defined periods of time, up to an additional $18,300 may become payable related to the API on hand at December 31, 2001. The Company cannot predict the outcome of the Gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to this net realizable value and record any required contingent payments under the supply agreement. The maximum charge could range from $22,500 based on inventory currently on hand, to $63,000 if all planned API purchases in 2002 are made.

     The Company is engaged in disputes with two suppliers regarding certain obligations with respect to contracts under which the Company obtains raw materials. While management believes the resolutions of these disputes will not be material to the Company's financial position, they could be material to the Company's results of operations or cash flows in the period in which resolution occurs.

In September 2001, a fire occurred at one of the Company's Animal Health facilities. The Company has incurred approximately $11,600 in costs related to general and certain environmental cleanup at the facility. A corresponding receivable from the Company's insurers in the amount of $11,336 has been recorded as the Company believes the costs incurred related to the incident are covered by its insurance. The Company does not expect this incident to have a material impact on its financial position, results of operations, or cash flows.

     In connection with a 1991 product line acquisition, the Decoquinate business purchased in 1997 and the MFA acquisition in 2000, the Company entered into manufacturing agreements which require the Company to purchase yearly minimum or agreed quantities of product on a cost-plus basis. If the minimum or agreed quantities are not purchased, the Company must reimburse the supplier a percentage of the fixed costs related to the unpurchased quantities. The Company has purchased required minimums in 2001 and expects to purchase the minimums and yearly agreed quantities of approximately $57,000 in 2002. In the case of the Decoquinate agreement there are contingent payments which may be required of either party upon early termination of the agreement depending on the circumstances of the termination. The Company considers the possibility of early termination of the agreement to be remote.

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

  Leases:

     Rental expense under operating leases for 2001, 2000 and 1999 was $10,029, $9,164 and $6,827, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

Year Ending December 31,
2002	$ 9,800
2003	8,000
2004	6,500
2005	4,200
2006	3,400
Thereafter	13,800
$45,700

18.   Stockholders' Equity:

     The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier at December 31, 2001), are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's common stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

     The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 65,000,000; and the number of authorized shares of Class B Common Stock is 15,000,000.

     At December 31, 1998 the holders of 223,211 warrants gave irrevocable notice of their intention to exercise their warrants by paying $20.69 per share. The subscription amount for the exercised but unpaid for warrants are shown in stockholders' equity at December 31, 1998 with the subscribed amount ($4,916) deducted. The subscription proceeds were received in January 1999 and included in stockholders' equity.

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

     On October 5, 2001, the Company exchanged 2,372,897 shares of Class B Common Stock for its 5.75% convertible subordinated note due 2005 ("Industrier Note"). The increase in stockholders' equity from the transaction was approximately $67,100 after deducting unamortized deferred loan costs. (See Note 11)

     In December 2001, the Company exchanged 1,483,761 shares of its Class A Common Stock for a portion of its 05 Notes having an approximate principal value of $34,134. The conversion resulted in a noncash pretax charge of $7,357 which was credited to additional paid-in capital along with accrued but unpaid interest through the conversion date. The total exchange increased common stock and additional paid in capital by approximately $40,100 (net of unamoritized deferred loan costs).

A summary of activity in common and treasury stock follows:
Class A Common Stock Issued
	2001	2000	1999

Balance, January 1,	31,009,790	20,390,269	17,755,249
Exercise of stock options and other	127,784	608,128	336,826
Exercise of warrants, net	---	---	237,809
Stock issued in equity offerings	---	9,950,000	2,000,000
Employee stock purchase plan	118,954	59,470	60,385
Conversion of 05 Notes	1,483,761	1,923	---
Balance, December 31,	32,740,289	31,009,790	20,390,269

Class B Common Stock Issued
	2001	2000	1999

Balance, January 1	9,500,000	9,500,000	9,500,000
Conversion of Industrier Note	2,372,897	--	--
Balance, December 31,	11,872,897	9,500,000	9,500,000

Treasury Stock (Class A)	2001	2000	1999

Balance, January 1,	295,367	277,334	277,334
Purchases	--	18,033	---
Balance, December 31,	295,367	295,367	277,334

19.   Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading.
Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.
Interest rate agreements	Occasional	Entered into selectively to fix interest rate for specified periods on variable rate long-term debt.

     At December 31, 2001 and 2000, the Company had foreign currency contracts outstanding with a notional amount of approximately $46,900 and $37,300, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2002 and the unrealized gains and losses are not material. The Company does not account for these transactions as hedges under FAS 133.

     Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the subordinated notes approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The fair value of the 2005 and 2006 subordinated notes is based on the bid price of the notes, which are publicly traded. The fair value of the 2009 subordinated notes, which are not publicly traded, has been deemed to approximate their carrying amount at December 31, 2001, as the interest rates used to determine the Company's margin on its variable rate debt did not change significantly from the notes' date of issue (December 12,2001) to December 31, 2001. The estimated fair value of the subordinated notes at December 31, 2001 and 2000 was as follows:
($ in thousands)	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

5.75% Convertible Subordinated Notes due 2005	$90,811	$95,238	$192,795	$299,800

3% Convertible Senior Subordinated Notes due 2006	$188,270	$197,684	$180,813	$247,200

12% Senior Subordinated Notes due 2009	$200,000	$200,000	$ --	$ --

20.   Stock Options and Employee Stock Purchase Plan:

     Under the Company's 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. The maximum number of Class A shares available for grant under the Plan is 6,500,000. In addition, the Company has a Non-Employee Director Option Plan (the "Director Plan") which provides for the issue of up to 150,000 shares of Class A Common stock. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 2001 are options to purchase 32,250 shares with cash appreciation rights, 21,600 of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2001 and 2000, options for 1,775,038 and 2,383,377 shares, respectively, were available for future grant.

The table below summarizes the activity of the Plan:
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Balance at December 31, 1998	1,875,334	$21.38	854,514	$23.09
Granted in 1999(1)	754,000	$39.19
Canceled in 1999	(189,624)	$28.37
Exercised in 1999	(332,976)	$23.57
Balance at December 31, 1999	2,106,734	$26.77	721,379	$24.57
Granted in 2000(2)	872,800	$36.11
Canceled in 2000	(156,754)	$26.80
Exercised in 2000	(609,628)	$24.41
Balance at December 31, 2000	2,213,152	$31.13	456,395	$29.81
Granted in 2001(2)	843,775	$29.25
Canceled in 2001	(235,436)	$34.64
Exercised in 2001	(146,183)	$17.22
Balance at December 31, 2001	2,675,308	$31.00	1,125,974	$29.84
    Included in options outstanding at December 31, 1999 were 66,000 options granted in 1999 with exercise prices in excess of the fair market value of Class A stock on the date of grant. The weighted average exercise price of these options is $53.98. The weighted average exercise price of the remaining 688,000 options granted in 1999 is $37.76.
    All options granted in 2000 and 2001 were with exercise prices equal to fair market value of Class A stock on the date of grant.

     The Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123, the reported net income would have been reduced to the pro forma amounts for the years ended December 31, 2001, 2000 and 1999 as indicated below:
	2001	2000	1999
Net income (loss):
As reported	$(37,914)	$55,508	$29,992
Pro forma	$(42,790)	$51,090	$27,337

Basic earnings per share:
As reported	$(.93)	$1.59	$1.08
Pro forma	$(1.05)	$1.46	$.99

Diluted earnings per share:
As reported	$(.93)	$1.49	$1.07
Pro forma	$(1.05)	$1.39	$.97

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999

Expected life (years)	1 - 5	1 - 5	1 - 5
Expected future dividend yield (average)	.70%	.50%	.50%
Expected volatility	0.50	0.45	0.40

     The risk-free interest rates for 2001, 2000 and 1999 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2001, 2000 and 1999 amounted to 4.6%, 6.6% and 5.1%, respectively. The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 with exercise prices equal to fair market value on the date of grant was $13.63, $16.60 and $14.19, respectively. The weighted average fair value of options granted during the year ended December 31, 1999 with exercise prices in excess of fair market value at the date of grant was $.57.

The following table summarizes information about stock options outstanding at December 31, 2001:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price

$13.50 - $30.11	1,437,096	5.9	$25.11	592,196	$20.35
$30.81 - $39.69	1,090,153	4.5	$35.92	419,094	$37.19
$40.00 - $62.56	148,059	3.3	$52.00	114,684	$51.90

$13.50 - $62.56	2,675,308	5.2	$31.00	1,125,974	$29.84

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 50% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $1,100, $900 and $700 in 2001, 2000 and 1999, respectively.

  Supplemental Data:
Other assets and deferred charges at December 31 include:
	2001	2000

Deferred borrowing costs, net of amortization	$30,581	$9,773
Capitalized software costs	39,197	13,791
Recoverable insurance claims	11,336	----
Equity investment in WYNCO, net of distributions	5,238	4,857
Other	21,727	22,133
	$108,079	$50,554

	Years Ended December 31,
	2001	2000	1999

Depreciation expense	$33,240	$29,206	$25,633
Amortization expense	$44,371	$35,630	$24,785
Interest cost incurred	$47,669	$46,448	$39,499

Other income (expense), net:
Interest income	$3,511	$4,109	$ 1,538
Foreign exchange losses, net	(3,396)	(2,354)	(134)
Fees for bridge financing - MFA acquisition	---	(4,730)	---
Amortization of debt costs	(6,022)	(2,070)	(1,643)
Litigation/insurance settlements	2,088	483	1,000
Income from joint venture carried at equity	846	1,553	1,131
Expense for conversion of convertible notes	(7,357)	---	---
Loss on asset write-downs	(2,535)	---	---
Other, net	(1,119)	(421)	(442)
	$(13,984)	$(3,430)	$ 1,450

Supplemental cash flow information:
	2001	2000	1999
Cash paid for interest (net of amount capitalized)	$41,637	$39,781	$32,284
Cash paid for income taxes (net of refunds)	$20,845	$19,110	$11,766

Other noncash operating activities:

Interest accretion on convertible notes	$7,457	$6,988	$3,824
Undistributed earnings of equity subsidiary	(381)	(918)	(762)
Stock option income tax benefits	478	6,560	1,670
Write down of AAHD facility assets (see Note 6)	---	---	1,592
Noncash asset write-downs	20,300	---	---
Extraordinary loss on early extinguishment of debt, net of taxes	2,240	---	---
Expense for conversion of convertible notes, net of taxes	6,334	--	--
	$36,428	$12,630	$6,324
Other noncash investing activities:

Fair value of assets acquired	$866,120	$305,335	$262,044
Liabilities	172,472	31,200	50,704
Cash paid	693,648	274,135	211,340
Less cash acquired	5,759	---	6,059

Net cash paid	$687,889	$274,135	$205,281

Exchange of Ascent note for product line	$ ---	$12,000	$ ---

Other non-cash financing activities:

Exchange of convertible subordinated notes into equity	$101,984	$ --	$ --

22.   Information Concerning Business Segments and Geographic Operations:

     In 1998 the Company adopted SFAS 131. The Company's reportable segments are the four decentralized divisions described in Note 1, (i.e. IPD, FCD, USHP, AP). Each division had a president and operates in a distinct business and/or geographic area. In January 2001 the AAHD was combined with the AHD into Animal Health. In September 2001, the Company announced the creation of Human Pharmaceuticals International ("HPI") to be composed of IPD, FCD and the Chinese operations of Faulding Oral Pharmaceuticals. In October 2001, the Company announced the creation of U.S. Human Pharmaceuticals ("USHP") to be composed of USPD and the U.S. operations of Faulding Oral Pharmaceuticals.

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

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures

2001
IPD	$262,937	$10,401		$501,777	$26,993	$6,968
FCD	74,419	32,182		75,629	5,974	5,393
Human Pharmaceuticals
International	337,356	42,583	(a)	577,406	32,967	12,361

USHP	306,436	(18,867)	(b)	1,022,706	11,290	19,782
Human Pharmaceuticals	643,792	23,716		1,600,112	44,257	32,143

Animal Health	335,256	23,638	(c)	601,601	25,045	21,844

Unallocated	--	(22,995)		188,295	8,309	31,260
Eliminations	(4,058)	31		--	--	--
	$974,990	$24,390		$2,390,008	$77,611	$85,247

2000
IPD	$309,296	$41,697		$523,100	$26,429	$11,988
FCD	62,692	25,518		80,500	5,498	9,825
Human Pharmaceuticals
International	371,988	67,215		603,600	31,927	21,813

USHP	233,008	26,400		241,800	8,316	9,976
Human Pharmaceuticals	604,996	93,615		845,400	40,243	31,789

Animal Health	300,888	49,110	(d)	605,876	20,083	24,499

Unallocated	---	(18,540)		159,159	4,510	15,800
Eliminations	(5,090)	112		---	---	---
	$900,794	$124,297		$1,610,435	$64,836	$72,088
1999
IPD	$303,253	$35,562		$579,005	$22,750	$14,233
FCD	60,806	23,131		72,535	5,904	5,367
Human Pharmaceuticals
International	364,059	58,693		651,540	28,654	19,600

USHP	197,301	16,562		201,198	7,618	7,433
Human Pharmaceuticals	561,360	75,255		852,738	36,272	27,033

Animal Health	159,079	24,207	(e)	206,743	9,924	4,777

Unallocated	-	(15,274)		92,375	4,222	1,925
Eliminations	(4,429)	(278)		---	---	---
	$716,010	$83,910		$1,151,856	$50,418	$33,735

  2001 Human Pharmaceuticals International includes charges of approximately $4,300 related to the combination of IPD and FCD.

  2001 USHP operating income includes charges of ($44,245) related to the OPB acquisition.

  Animal Health includes charges to operating income of approximately $9,800 relating to severance and the discontinuance of the optibreed product line.

  2000 Animal Health operating income includes charges of ($1,400) related to the acquisition of Roche MFA.

  1999 Animal Health operating income includes management actions - See Note 6.

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2001	2000	1999	2001	2000	1999

United States	$580,100	$470,071	$347,054	$1,096,400	$401,200	$210,886
Norway	63,700	72,800	79,984	67,700	73,700	80,596
Denmark	41,200	46,100	45,909	49,000	52,500	58,811
United Kingdom	93,700	116,200	124,282	163,800	173,900	190,733
Germany	60,800	75,000	52,646	107,300	129,100	148,696

Other foreign (primarily Europe)	135,490	120,623	66,135	135,208	129,063	43,649
	$974,990	$900,794	$716,010	$1,619,408	$959,463	$733,371

23.   Selected Quarterly Financial Data (unaudited)`
	Quarter
	First	Second	Third	Fourth	Year
2001
Total revenue	$269,324	$232,837	$230,009	$242,820	$974,990
Gross profit	$121,851	$98,229	$92,913	$68,318	$381,381
Net income	$23,807	$11,915	$6,599	$(80,235)(c)	$(37,914)
Earnings per common share (a):
Basic	$0.59	$0.30	$0.16	$(1.88)	$(0.93)
Diluted	$0.52	$0.29	$0.16	$(1.88)	$(0.93)

	Quarter
	First	Second	Third	Fourth	Year
2000
Total revenue	$188,817	$214,835	$249,584	$247,558	$900,794
Gross profit	$91,240	$95,210	$111,016	$103,295	$400,761
Net income	$11,709	$6,072(d)	$18,979	$18,748	$55,508
Earnings per common share (b):
Basic	$0.40	$0.19	$0.50	$0.47	$1.59
Diluted	$0.37	$0.18	$0.45	$0.43	$1.49

  The sum of diluted loss per common share does not equal the total for the year due to the issuance of stock in the fourth quarter and the effect of the convertible debt using the if-converted method in the first quarter.

  The sum of the diluted earnings per share for the four quarters in 2000 does not equal the total for the year due to higher dilution in the third and fourth quarter calculations from the effect of the convertible debt using the if-converted method. In addition, the timing of issuance of shares in 2000 from the two equity offerings also effects the earnings per share amounts to some extent.

  The fourth quarter of 2001 includes the following pretax charges: $47,516 related to the OPB acquisition (See Note 3), reorganization, refocus and other actions of approximately $27,300 (see note 6), and charges related to the exchange of convertible notes of approximately $7,400. In addition extraordinary charges related to the early extinguishment of debt in the fourth quarter of $2,240 after tax.

  The second quarter of 2000 includes after tax charges of $4,026 related to the acquisition of MFA. (See Note 3).