Form 10-Q
period 2002-03-31
ALPHARMA INC
filed 2002-05-14
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended March 31, 2002	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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

YES X NO
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 29, 2002:
Class A Common Stock, $.20 par value -- 39,333,697 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheet as of March 31, 2002 and December 31, 2001	3
Consolidated Statement of Income for the Three Months Ended March 31, 2002 and 2001	4
Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5
Notes to Consolidated Condensed Financial Statements	6 - 16
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17 - 23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 9,689	$ 14,894
Accounts receivable, net	222,325	259,246
Inventories	345,740	331,773
Prepaid expenses and other current assets	61,655	56,608
Total current assets	639,409	662,521

Property, plant and equipment, net	486,969	482,206
Goodwill	746,336	870,621
Intangible assets, net	392,862	266,581
Other assets and deferred charges	101,475	108,079

Total assets	$2,367,051	$2,390,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 26,369	$ 25,691
Short-term debt	25,192	4,647
Accounts payable and accrued expenses	294,708	297,388
Accrued and deferred income taxes	22,070	15,429

Total current liabilities	368,339	343,155

Long-term debt:
Senior	509,862	551,173
Senior subordinated notes	200,000	200,000
Convertible subordinated notes	171,074	279,081
Deferred income taxes	101,316	100,154
Other non-current liabilities	23,381	24,829

Stockholders' equity:
Class A Common Stock	7,925	6,548
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,043,438	905,099
Retained earnings	49,839	83,677
Accumulated other comprehensive loss	(103,555)	(99,140)
Treasury stock, at cost	(6,943)	(6,943)
Total stockholders' equity	993,079	891,616
Total liabilities and stockholders' equity	$2,367,051	$2,390,008

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Total revenue	$272,678	$269,324
Cost of sales	162,289	147,473
Gross profit	110,389	121,851
Selling, general and administrative expenses	76,905	63,291
Research and development	17,005	11,352
Operating income	16,479	47,208
Interest expense	(18,926)	(8,680)
Other income (expense), net	(48,649)	(1,120)
Income (loss) before income taxes and extraordinary item	(51,096)	37,408
Provision (benefit) for income taxes	(20,003)	13,601
Income (loss) before extraordinary item	(31,093)	23,807

Extraordinary item, net of tax	(443)	--
Net income (loss)	$(31,536)	$23,807

Earnings per common share:
Basic
Income (loss) before extraordinary item	$(0.68)	$0.59
Net income (loss)	$(0.69)	$0.59
Diluted
Income (loss) before extraordinary item	$(0.68)	$0.52
Net income (loss)	$(0.69)	$0.52

Dividends per common share	$.045	$.045

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2002	2001
Operating Activities:
Net income (loss)	$(31,536)	$23,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,964	17,675
Interest accretion on convertible debt	1,885	1,822
Expenses for exchange of convertible notes, net of tax	29,306	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	29,644	(23,944)
(Increase) decrease in inventory	(16,238)	3,609
Increase (decrease) in accounts payable, accrued expenses and taxes payable	4,973	(19,017)
Other, net	(1,222)	(1,764)
Net cash provided by operating activities	35,776	2,188

Investing Activities:
Capital expenditures	(18,261)	(10,784)
Other loans, net	--	(5,000)
Purchase of intangible assets	(2,885)	(13,930)
Net cash used in investing activities	(21,146)	(29,714)

Financing Activities:
Dividends paid	(2,302)	(1,810)
Reduction of senior long-term debt	(41,436)	(9,350)
Net advances under lines of credit	20,628	1,027
Proceeds from issuance of common stock	3,524	863
Net cash used in financing activities	(19,586)	(9,270)

Net cash flows from exchange rate changes	(249)	(602)

Decrease in cash	(5,205)	(37,398)
Cash and cash equivalents at beginning of year	14,894	72,931
Cash and cash equivalents at end of period	$ 9,689	$ 35,533

See notes to the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2001 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Liquidity and Capital Resources

        In the fourth quarter of 2001 the Company completed the acquisition of the OPB (See Notes 4 and 9) and entered into a $900,000 credit agreement ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes restrictive covenants that require the calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis and pro-forma for the acquisition of the OPB. The Company is in compliance with these covenants as of March 31, 2002.

        Continued compliance with these covenants in 2002 is dependent on the Company's EBITDA, and therefore the Company's ability to generate operating income, and also on the Company's ability to reduce the amount of its outstanding debt. The Company has undertaken certain actions in the fourth quarter of 2001 and the first quarter of 2002 to reduce the amount of its outstanding debt as part of an overall deleveraging plan. The deleveraging plan includes aggressive expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65,000 and exchanged common shares for $34,100 of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company prepaid $35,000 of term debt and exchanged common shares for approximately $110,000 of convertible subordinated debt.

        Based on the above actions, combined with expected improvement in operating profit in 2002 relative to 2001, the Company fully expects to comply with these covenants throughout 2002. Additionally, the company believes it has the ability to further reduce operating or capital expenditures and sufficient access to capital such that debt could be further reduced if these actions become necessary to comply with the covenants.

3.      Inventories
Inventories consist of the following:	March 31, 2002	December 31, 2001

Finished product	$183,383	$175,884
Work-in-process	56,644	54,050
Raw materials	105,713	101,839
	$345,740	$ 331,773

     Included at December 31, 2001 and March 31, 2002 are raw materials totaling approximately $4,200 related to a product which is subject to regulatory approval and litigation (see Note 8).

4.      Long-Term Debt

Long-term debt consists of the following:
	March 31, 2002	December 31, 2001
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility	$494,594	$535,000
Industrial Development Revenue Bonds	6,720	6,720

Denominated in Other Currencies	34,917	35,144
Total senior debt	536,231	576,864

Subordinated debt:
12% Senior Subordinated notes due 2009	200,000	200,000
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	136,867	188,270
5.75% Convertible Subordinated Notes due 2005	34,207	90,811
Total subordinated debt	371,074	479,081

Total long-term debt	907,305	1,055,945
Less, current maturities	26,369	25,691
	$880,936	$1,030,254

Senior Debt:

      At closing, the 2001 Credit Facility provided for (i) a $300,000 six year revolving credit facility; (ii) a $175,000 six year Term Loan A; and (iii) a $425,000 seven year Term Loan B. In December 2001 the Company prepaid $65,000 of the Term A and Term B loans resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $835,000. In March 2002, the Company prepaid an additional $35,000 of the Term A and Term B loans which further reduced maximum availability to $800,000. As a result of the $35,000 term loan reduction, the Company has recorded an extraordinary expense for the early extinguishment of debt of $727 ($443 after tax) in the first quarter of 2002.

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its total indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of an additional reduction in fixed rate indebtedness due to the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.8%. Realized and unrealized gains and losses on these swaps were not material to the Company's results of operations for the quarter ended March 31, 2002.

Subordinated Debt:

      In March 2002, the Company completed an exchange of 3,433,104 shares of its Class A Common Stock for a portion of its 3% Convertible Subordinated Notes due 2006 ("06 Notes") having an approximate principal value of $53,300. The exchange resulted in a non-cash pre-tax charge of $26,982 ($16,487 after tax) in the first quarter of 2002 (classified in Other, net).

      In March 2002, the Company completed an exchange of 3,266,850 shares of its Class A Common Stock for a portion of its 5.75% Convertible Subordinated Notes due 2005 ("05 Notes") having an approximate principal value of $56,600. The exchange resulted in a non-cash pre-tax charge of $20,980 ($12,819 after tax) in the first quarter of 2002 (classified in Other, net).

5.      Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended
	March 31, 2002	March 31, 2001
Average shares outstanding - basic	45,400	40,220
Stock options	----	340
Convertible debt	----	12,039
Average shares outstanding - diluted	45,400	52,599

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. At March 31, 2002 and 2001 stock options to purchase approximately 2,100,000 and 550,000 shares, respectively, were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares.

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, and subordinated notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were included in the computation of diluted EPS for the three months ended March 31, 2001.

     For the three months ended March 31, 2002 stock options to purchase approximately 90,000 shares and the effects of the 05 and 06 Notes (convertible into 2,831,496 and 5,122,806 shares, respectively) were not included in the calculation of diluted EPS because the result was antidilutive.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable.

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended
	March 31, 2002	March 31, 2001

Net income (loss) - basic	$(31,536)	$23,807
Adjustments under the if-converted converted method, net of tax	----	3,750
Adjusted net income (loss) - diluted	$(31,536)	$27,557

6.      Supplemental Data
	Three Months Ended
	March 31, 2002	March 31, 2001
Other income (expense), net:
Expense for exchange of convertible notes	$(47,962)	$ --
Interest income	567	755
Foreign exchange losses, net	(846)	(1,300)
Amortization of debt costs	(1,266)	(533)
Litigation/Insurance settlements	561	---
Income from joint venture carried at equity	258	211
Other, net	39	(253)
	$(48,649)	$(1,120)

Supplemental cash flow information:

Cash paid for interest	$10,535	$6,209
Cash paid (refunded) for income taxes, net	$(14,601)	$9,129

Other non-cash financing activities:

Exchange of convertible notes into equity	$109,892	$ --

7.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive loss. Total comprehensive loss amounted to approximately $35,951 and $4,653 for the three months ended March 31, 2002 and 2001, respectively. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

8.      Contingent Liabilities and Litigation

     A class action lawsuit has been filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with one of its board members, one of its current officers and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's animal health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company has moved to dismiss the complaint on legal grounds, and discovery is stayed pending the determination of that motion. Based on the Company's preliminary investigation, the Company believes it has meritorious defenses which it intends to vigorously assert against the class action. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, because of the early stage of this matter, it is not possible for the Company to conclude that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

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

      During the lawsuits regarding Gabapentin tablets and capsules, Pfizer received a third patent covering a Gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under Paragraph IV that the Company's proposed Gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on. Fact discovery has closed and expert discovery is scheduled to close in June 2002. No trial date has been set. Unless and until the Company receives marketing authorization from the FDA and decides to market its Gabapentin tablets or capsules, the Company would, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company does not have FDA marketing approval and has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation the Company could be prevented from marketing the Company's Gabapentin capsules or tablets until Pfizer's patents expire.

     In anticipation of the launch of Gabapentin, the Company entered into a supply agreement with the manufacturer of the active ingredient (the "API") of Gabapentin under which the Company has acquired API inventory. Approximately $4,200 of raw material inventory has been acquired and paid for as of March 31, 2002. The terms of the Company's agreement with the API supplier may require additional payments to the supplier based on the sale price of the finished product. Additionally, if the API on hand at March 31, 2002 is unsold after certain defined periods of time, up to an additional $20,600 may become payable. The Company cannot predict the outcome of the Gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to this net realizable value and record any required contingent payments under the supply agreement. The maximum charge could range from $24,800 based on inventory currently on hand, to $63,000 if all planned API purchases to prepare for a launch of this product are made.

     The Company is engaged in disputes with two suppliers regarding certain obligations with respect to contracts under which the Company obtains raw materials. While management believes the resolutions of these disputes will not be material to the Company's financial position, they could be material to the Company's results of operations or cash flows in the period in which resolution occurs.

     In September 2001, a fire occurred at one of the Company's Animal Health facilities. The Company has incurred approximately $15,200 in costs related to general and certain environmental cleanup at the facility. As of March 31, 2002, the Company has received insurance reimbursements of $5,000 and recorded a corresponding net receivable from the Company's insurers in the amount of $10,200 as the Company believes the costs incurred related to the incident are covered by its insurance. The Company does not expect this incident to have a material impact on its financial position, results of operations, or cash flows.

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

9.     Business Acquisitions - Faulding Acquisition

     On July 12, 2001, the Company entered into a definitive agreement to acquire the generic and proprietary oral solid dose pharmaceuticals business ("OPB acquisition") in the U.S. and China of F.H. Faulding & Co. Limited from Mayne Nickless Limited for total consideration of $660,000 in cash (approximately $670,000 including direct acquisition related costs). On October 2, 2001, Mayne closed its tender offer for Faulding's shares after having accepted the tender of more than 90% of Faulding's shares. On October 5, 2001, Alpharma gained operational and economic control of OPB subject to certain limitations. On December 12, 2001 Mayne acquired 100% of Faulding's shares and transferred the OPB to the Company in accordance with the acquisition agreement.

     The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The fair value of the assets acquired and liabilities assumed based on a preliminary valuation and the results of OPB operations are included in the Company's consolidated financial statements beginning on the date of acquisition, December 12, 2001.

     The acquisition of the Oral Pharmaceuticals Business includes the operations of Purepac Pharmaceuticals and Faulding Laboratories in the United States and Foshan Faulding Pharmaceutical China. The Oral Pharmaceuticals Business includes research, development, manufacturing, sales and marketing of generic and proprietary oral solid dose pharmaceuticals in the United States and China. In the fiscal year ending June 30, 2001, the OPB had net sales of $205,200 comprised of US net sales of $190,700 and China net sales of $14,500.

Pro forma Information:

     The following unaudited pro forma information on results of operations assumes the purchase of the Faulding business discussed above as if the businesses had combined at the beginning of 2001:

Pro Forma Three Months Ended March 31, 2001

Revenue	$313,900
Net income	$ 16,600
Basic EPS	$ 0.41
Diluted EPS	$ 0.39

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

10.     Business Segment Information

      The Company's reportable segments are as follows; International Generics ("IG") formerly International Pharmaceuticals Division, Active Pharmaceutical Ingredients ("API") formerly Fine Chemicals Division , U.S. Human Pharmaceuticals ("USHP"), and Animal Health ("AH"). IG and API are managed by a single management team as part of Human Pharmaceuticals International ("HPI"). Segment data includes immaterial intersegment revenues which are eliminated in the consolidated accounts.

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated.

	Three Months Ended March 31,
	2002	2001	2002	2001
	Revenues		Operating Income

IG	$71,200	$69,755	$6,133	$6,149
API	19,337	16,908	9,373	7,864
HPI	90,537	86,663	15,506	14,013

USHP	113,474	65,749	6,583	5,801
Total Human Pharmaceuticals	204,011	152,412	22,089	19,814

Animal Health	70,516	117,981	1,986	33,657

Unallocated and eliminations	(1,849)	(1,069)	(7,596)	(6,263)
	$272,678	$269,324	$16,479	$47,208

11.     Recent Accounting Pronouncements

SFAS 141 and 142. In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 applies to all business combinations initiated after June 30, 2001, and requires these business combinations be accounted for using the purchase method of accounting. SFAS 142 applies to all goodwill and intangibles acquired in a business combination. SFAS 141 also requires that, upon adoption of SFAS 142, certain intangible assets be reclassified into or out of goodwill. Under SFAS 142, all goodwill and certain intangibles determined to have indefinite lives, including goodwill and indefinite lived intangibles acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 142 is effective for fiscal years beginning after December 15, 2001.

The company adopted the provisions of SFAS 141 for business combinations initiated after June 30, 2001, including the acquisition of the OPB (see Note 9). The reclassification provisions of SFAS 141 and transition and disclosure provisions of SFAS No. 142 were implemented with first quarter 2002 reporting, and the company expects to adopt the remaining provisions, particularly the transitional goodwill impairment test, in the second quarter.

Intangible Assets

Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization and total $392,862 net of accumulated amortization of approximately $85,000 at March 31, 2002. The aggregate amortization expense of the intangibles for the quarter ended March 31, 2002 was $7,886. Annual amortization expense for the years 2002 through 2006 will be approximately $31,500, $31,500, $31,000, $30,000 and $27,500, respectively.

Goodwill

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows:
Total
Balance December 31, 2001	$870,621
Net intangible asset reclassifications and other	(121,172)
Foreign exchange translation	(3,113)

Balance March 31, 2002	$746,336

Net intangible asset reclassifications represent product rights (as discussed above) which had been separately identified but which had been classified as Goodwill for financial reporting purposes prior to the adoption of SFAS 142. All goodwill is not subject to amortization as of January 1, 2002. The Company has assigned intangibles and goodwill to identified reporting units but has not completed the first step test for impairment. This will be completed as required by June 30, 2002.

Goodwill is attributable to the Company's reportable segments as follows:

IG	$223,096
API	4,592
USHP	454,726
AH	63,922
$746,336

Earnings Excluding Goodwill Amortization

For the 3 month period ended March 31, 2001, the statement of income adjusted to exclude amortization expense related to goodwill and related taxes is as follows:

	As Reported	As Adjusted
Operating Income	$47,208	$51,800
Net Income	$23,807	$27,600
EPS - diluted	$ 0.52	$ 0.60

SFAS 144. During August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability weighted cash flow estimation approach. The previous guidance provided in SFAS 121 is to be applied to assets to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The Company has adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

SFAS 143.  In July, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is currently evaluating the effects the new rules may have on its financial statements and expects to adopt SFAS 143 on January 1, 2003.

SFAS 145. In May 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145. "Rescission of FAS Nos. 4, 44, and 64. Amendment of FAS 13, and Technical Corrections as of April 2002." The statement rescinds SFAS 4 (as amended by SFAS 64), which required extraordinary item treatment for gains and losses on extinguishments of debt, and SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt are effective for the Company beginning January 1, 2003, and all other provisions are effective for transactions occurring on or financial statements issued after May 15, 2002. The Company is currently evaluating the impact of this statement on its financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Most comparisons of 2002 consolidated results are affected by the Company's acquisition of the Faulding Oral Pharmaceuticals business ("OPB acquisition") and the financing required to complete the acquisition.

      In addition, in 2001 and continuing in 2002 the Company completed reorganization, refocus and other actions which intended to improve future operations of its operating divisions including a de-leveraging program to reduce its debt. Also among these other actions was a change in marketing strategy in AH which decreased the offering of both extended payment terms and price discounts.

      Most comparisons of 2002 consolidated results were also affected by the Company's adoption of Financial Accounting Standard No. 142 ("FAS 142") effective January 1, 2002 which states that goodwill is no longer subject to amortization. The first quarter of 2001 includes approximately $4.6 million of goodwill amortization expense which was not included in 2002 ($.07 per share diluted).

Results of Operations - Three months ended March 31, 2002

      Total revenue increased $3.4 million (1.2%) in the three months ended March 31, 2002 compared to 2001. Operating income in 2002 was $16.5 million, a decrease of $30.7 million compared to 2001. The company recorded a net loss of $31.5 million ($.69 per share) compared to net income of $23.8 million ($.52 per diluted share) in 2001. 2002 results include significant charges and expenses related to the required acquisition accounting for OPB, de-leveraging activities and severance related to reorganization and restructuring. The following table summarizes the effect of identified transactions on the 2002 statement of income:

Quarter Ended March 31, 2002 versus Quarter Ended March 31, 2001

2002 Identified Transactions

($ in millions)	2002 Reported	OPB Acquisition	De-leveraging	Severance	Total	2002 Adjusted	2001 Reported
Revenue	$272.7	$ ---	$ ---	$ ---	$ ---	$272.7	$269.3

Cost of Sales	162.3	5.3	---	.1	5.4	156.9	147.5

Gross Profit	110.4	(5.3)	---	(.1)	(5.4)	115.8	121.8

Selling, General & Admin.	93.9	-------	---	2.4	2.4	91.5	74.6

Operating Income (Loss)	16.5	(5.3)	---	(2.5)	(7.8)	24.3	47.2

Interest Expense	(18.9)	---	---	---	---	(18.9)	(8.7)

Other Income (Expense)	(48.7)	-------	(48.0)	-------	(48.0)	(.7)	(1.1)

Pre Tax Income (Loss)	(51.1)	(5.3)	(48.0)	(2.5)	(55.8)	4.7	37.4

Taxes	(20.0)	(2.0)	(18.7)	(.8)	(21.5)	1.5	13.6

Net Income (Loss) - Before Extraordinary Item	(31.1)	(3.3)	(29.3)	(1.7)	(34.3)	3.2	23.8

Extraordinary Item	(.4)	---	(.4)	---	(.4)	------	------

Net Income (Loss)	$(31.5)	$ (3.3)	$(29.7)	$(1.7)	$(34.7)	$ 3.2	$ 23.8

Gross Profit %	40.5%					42.5%	45.2%

Operating expenses as % of revenues	34.4%					33.6%	27.7%

Operating income as % of revenues	6.1%					8.9%	17.5%

2001 reported includes goodwill amortization expense in SG&A of approximately $4.6 million.

A discussion of the 2002 identified transactions follows:

OPB Acquisition

      The OPB acquisition closed on December 12, 2001 and in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" was accounted for by the purchase method. Required adjustments for purchase accounting included a step-up of finished goods inventory of $7.1 million of which $1.8 million was expensed as the acquired inventory was sold in December 2001. The remaining balance of $5.3 million was expensed as the inventory was sold in the first quarter of 2002 ($.07 per share).

De-leveraging Activities

      In the fourth quarter of 2001, the company adopted a comprehensive de-leveraging plan, including a number of actions including expense, capital spending and working capital controls. In March 2002, the company prepaid $35.0 million of senior debt and recorded an extraordinary charge for early extinguishment of debt ($.7 million pretax, $.4 million after tax). In addition, the Company issued 6.7 million new shares in exchange for $110 million of outstanding convertible notes and recorded a non-cash expense of $48.0 million pretax, $29.7 million after tax ($.65 per share)

Severance for Reorganization and Restructuring

      In the first quarter 2002, the Company continued its management reorganization and this resulted in charges for severance of approximately $2.5 million pretax, $1.7 million after tax ($.04 per share).

Results of Operations (excluding identified transactions and goodwill amortization) - Three months ended March 31, 2002:

Three Months Ended March 31,	Revenues		Operating Income (loss)
	2002	2001	2002 Reported	2001 Reported	2002 Adjusted (1)	2001 Adjusted (2)

International Generics ("IG") (previously IPD)	$71.2	$69.8	$6.1	$6.1	$6.5	$9.1

Active Pharmaceutical Ingredients ("API") (previously FCD)	19.3	16.9	9.4	7.9	9.5	7.9

Human Pharmaceutical International	90.5	86.7	15.5	14.0	16.0	17.0

US Human Pharmaceuticals (USHP)	113.5	65.7	6.6	5.8	11.9	6.4

Total Human Pharmaceuticals	204.0	152.4	22.1	19.8	27.9	23.4

Animal Health	70.5	118.0	2.0	33.7	2.9	34.7

Unallocated and Eliminations	(1.8)	(1.1)	(7.6)	(6.3)	(6.5)	(6.3)

Total	$272.7	$269.3	$16.5	$47.2	$24.3	$51.8

  Adjusted for 2002 identified transactions
  Adjusted to exclude goodwill amortization on the same basis as 2002

Revenues

      Revenues in USHP increased $47.7 million (73%) due to the inclusion of the OPB ($56.0 million), which was acquired in December 2001. Revenues in the liquid and topical business declined primarily due the recall of two products and lower net pricing.

      Revenues in IG increased $1.4 million (2%) due to volume increases in the UK and other markets, new product introductions and the inclusion of the Chinese business of OPB. These increases were substantially offset by price declines primarily in the UK and the effects of translation of currencies into the US dollar. Pricing in the UK has stabilized at year end 2001 levels but is down significantly compared to the first quarter of 2001.

      Revenues in API increased $2.4 million (14%) compared to 2001 primarily due to significant volume increases in Vancomycin and Amphotericin.

      Animal Health ("AH") revenues were $70.5 million compared to $118.0 million in 2001. The first quarter of 2001 includes $34.5 million in revenue related to the financial statement revision which modified the timing of revenue recognition from the time an order was segregated in a third party warehouse and billed to when the order was delivered. The poultry, swine and cattle markets were stable in the first quarter of 2002 relative to year end 2001 but lower compared to the first quarter of 2001. First quarter 2002 revenues were negatively impacted by the effect of the change in business practices described above, as the distributors we sell to reduced their inventory levels. The effect of the change is substantially complete as distributor inventory levels are approaching targeted levels.

Gross Profit

      On a company-wide basis gross profit declined $11.5 million as reported and $6.1 million excluding the identified transactions, primarily OPB inventory write up required by purchase accounting. As a percentage of sales, overall gross profit was 40.6% as reported, 42.4% excluding OPB purchase accounting and 45.2% in 2001. The reduction in gross margin dollars excluding identified transactions represents increases for the inclusion of OPB and volume increases in IG's UK business being more than offset by reductions for the financial statement revision effect on AH, lower pricing in IG and USHP, and volume declines in AH and USHP. USHP margins were negatively impacted by manufacturing variances caused by production slowdowns related to product recalls.

Operating Expenses

     On a consolidated basis operating expenses increased $19.3 million as reported and approximately $23.9 million excluding the effect of goodwill amortization. The increase is primarily attributable to the inclusion of OPB operations and severance related to the reorganization. Operating expenses as a percent of revenue were higher in 2002 primarily due to USHP and AH having lower sales levels and generally higher percentages for the base OPB business.

Operating Income

      Operating income decreased by $30.7 million as reported and by $27.5 million excluding identified transactions and goodwill amortization. The Company believes the change in operating income can be approximated as follows:

	IG	API	USHP	AH	Unallocated	Total
2001 as reported	$6.1	$7.9	$5.8	$33.7	$(6.3)	$47.2

Adjustment for goodwill amortization	2.9	----	..6	1.1	----	4.6

2002 identified transactions	(.4)	(.1)	(5.3)	(.9)	(1.1)	(7.8)

2001 financial statement revision	-----	----	---	(20.9)	----	(20.9)

Net margin improvement (decrease) due to volume, price, new products, acquisitions and expenses	(2.5)	1.6	5.5	(11.0)	----	(6.4)

Other	--	--	----	----	(.2)	(.2)
2002 as reported	$6.1	$9.4	$6.6	$2.0	$(7.6)	$16.5

Interest Expense

      Interest expense was $18.9 million compared to $8.7 million in 2001. The increase results from debt incurred to finance the OPB acquisition which was offset slightly by lower interest rates in 2002.

Other, Net

      Other, net was $48.7 million expense in 2002 compared to $1.1 million expense in 2001. The increase is primarily attributable to expenses of $48.0 million for the two exchanges of common stock for convertible notes in March 2002.

Tax Provision

      The tax provision (benefit) in 2002 was approximately 39.1% including identified transactions as compared to 36.3% in 2001. The Company currently estimates its 2002 effective tax rate at approximately 31% excluding identified transactions.

Extraordinary Item

      In 2002, in accordance with GAAP, the Company reported an extraordinary item due to the early extinguishment of debt. The Company prepaid $35.0 million of term debt resulting in a pre-tax loss of $.7 million and after tax loss of $.4 million ($.01 per share).

Financial Condition

      At March 31, 2002, stockholders' equity was $993.1 million compared to $891.6 million at December 31, 2001. The ratio of long-term debt to equity was 0.88:1 at March 31, 2002 and 1.16:1 at December 31, 2001. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible debentures to equity and other equity issuances totaling approximately $140.0 million offset by a net loss of $31.5 million, a negative currency translation adjustment and dividends.

      Working capital at March 31, 2002 was $271.1 million compared to $319.0 million at December 31, 2001. The current ratio was 1.74:1 at March 31, 2002 compared to 1.93:1 at December 31, 2001.

      Cash flow from operations for the three months of 2002 was $35.8 million compared to $2.2 million in 2001. 2002 cash flow benefited from reduced accounts receivable balances principally in Animal Health due to the change in marketing strategy. Net cash refunded for taxes of $14.6 million also contributed to the 2002 cash flow. Partially offsetting cash flow sources was an increased investment in inventory due mainly to AH which increased inventories in a product which it presently buys from a third party supplier but will commence manufacturing in 2003. The increased inventory is meant to satisfy customer requirements during the transition period. In addition, the $29.3 million net expense on the exchange of a portion of the two series of convertible notes was non-cash and therefore does not impact cash from operations.

      Balance sheet amounts decreased as of March 31, 2002 compared to December 2001 in U.S. Dollars as the functional currencies of some of the Company's principal foreign subsidiaries depreciated versus the U.S. Dollar. These decreases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $2.1 million, inventories $2.3 million, accounts payable and accrued expenses $1.5 million, and total stockholder's equity $4.4 million. The $4.4 million decrease in stockholder's equity represents other comprehensive loss for the year and results from the strengthening of the U.S. Dollar in 2002 against most major functional currencies of the Company's foreign subsidiaries.

      At March 31, 2002, the Company had $9.7 million in cash; available short term lines of credit of approximately $38.0 million and $285.0 million available under its 2001 Credit Facility.

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its total indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.8%. Realized and unrealized gains and losses on these swaps was not material to the Company's results of operations for the quarter ended March 31, 2002.

.
      In the fourth quarter of 2001 the Company completed the acquisition of the OPB (See Notes 4 and 9) and entered into a $900.0 million credit agreement ("Credit Facility") to finance the acquisition and replace its previous credit agreement. The Credit Facility includes restrictive covenants that require the calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis. The leverage ratios allow for pro-forma additions to EBITDA for the acquisition of the OPB. The Company is in compliance with all covenants as of March 31, 2002.

      Continued compliance with these covenants in 2002 is dependent on the Company's EBITDA, as defined by the credit agreement and therefore the Company's ability to generate operating income, and also on the Company's ability to reduce the amount of its outstanding debt. The Company has undertaken certain actions in the fourth quarter of 2001 and the first quarter of 2002 to reduce the amount of its outstanding debt as part of an overall de-leveraging plan. Under this plan, the Company in December 2001 prepaid term debt of $65.0 million and exchanged common shares for $34.1 million of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company prepaid term debt of $35.0 million and exchanged common shares for approximately $110.0 million of convertible subordinated debt. The Company will continue to pursue other alternatives to further reduce debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative Disclosure - There has been a change in the Company's market risk with respect to derivative financial instruments. The Company entered into an interest rate swap in the first quarter 2002 for $100 million.

The interest rate swap fixes the interest for three month periods and is settled prior to quarter end. The fair market value of the swap has been recognized in the financials and is not material. The change in value of the interest rate swap resulting from a 10% movement in interest rates would be less than $1.0 million

Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

___________

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

        3.2 Amended and restated By-laws of the Company, effective as of January 31, 2002, are filed as an exhibit to this report.

        10.1 Separation letter agreement between the Company and Bruce Andrews dated March 28, 2002 is filed as an exhibit to this report.

        10.2 Employment agreement dated April 12, 2002 between the Company and Matthew Farrell is filed as an Exhibit to this report

(b)       Reports on Form 8-K

          On January 9, 2002, the Company filed a report on Form 8-K reporting in Item 5 "Other Events"-- certain exchange transactions of common stock for convertible debentures on December 26 and 28, 2001.

          On February 19, 2002, the Company filed a report on Form 8-K/A reporting in Item 2--the acquisition of the generic oral solid dose pharmaceutical businesses of FH Faulding & Co. Limited from Mayne Nickless Limited and in Item 7--filed the financial statements for the acquired business and Item 7 (b) the required pro forma financial statements.

          On March 8, 2002, the Company filed a report on Form 8-K reporting in Item 5 "Other Events"--Risk Factors relating to the Company and its business

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date: May 14, 2002	/s/ Matthew Farrell
Matthew Farrell Executive Vice President, Finance and Chief Financial Officer