Form 10-Q
period 2002-06-30
ALPHARMA INC
filed 2002-08-14
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended June 30, 2002	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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

YES X NO
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2002:
Class A Common Stock, $.20 par value -- 39,387,901 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheet as of June 30, 2002 and December 31, 2001	3
Consolidated Statement of Income for the Three and Six Months Ended June 30, 2002 and 2001	4
Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
Notes to Consolidated Condensed Financial Statements	6 - 18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19 - 27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	28
Signatures	28

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 12,884	$ 14,894
Accounts receivable, net	247,885	259,246
Inventories	374,093	331,773
Prepaid expenses and other current assets	60,747	56,608
Total current assets	695,609	662,521

Property, plant and equipment, net	512,824	482,206
Goodwill	721,607	870,621
Intangible assets, net	418,847	266,581
Other assets and deferred charges	99,792	108,079

Total assets	$2,448,679	$2,390,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 29,007	$ 25,691
Short-term debt	21,483	4,647
Accounts payable and accrued expenses	294,545	297,388
Accrued and deferred income taxes	36,333	15,429

Total current liabilities	381,368	343,155

Long-term debt:
Senior	527,297	551,173
Senior subordinated notes	200,000	200,000
Convertible subordinated notes	172,492	279,081
Deferred income taxes	76,985	100,154
Other non-current liabilities	26,062	24,829

Stockholders' equity:
Class A Common Stock	7,943	6,548
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,045,083	905,099
Retained earnings	57,794	83,677
Accumulated other comprehensive loss	(41,305)	(99,140)
Treasury stock, at cost	(7,415)	(6,943)
Total stockholders' equity	1,064,475	891,616
Total liabilities and stockholders' equity	$2,448,679	$2,390,008

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Total revenue	$301,716	$232,837	$574,394	$502,161

Cost of sales	168,342	134,538	330,631	282,011

Gross profit	133,374	98,299	243,763	220,150

Selling, general and administrative expenses	82,117	62,057	159,022	125,348
Research and development	15,936	12,123	32,941	23,475

Operating income	35,321	24,119	51,800	71,327

Interest expense	(17,527)	(8,583)	(36,453)	(17,263)
Other income (expense), net	(2,934)	2,316	(51,583)	1,196

Income (loss) before provision for income taxes and extraordinary item	14,860	17,852	(36,236)	55,260

Provision (benefit) for income taxes	4,598	5,937	(15,405)	19,538

Income (loss) before extraordinary item	10,262	11,915	(20,831)	35,722

Extraordinary item, net of tax	--	--	(443)	--

Net income (loss)	$ 10,262	$ 11,915	$ (21,274)	$35,722

Earnings per common share:
Basic
Income (loss) before extraordinary item	$ 0.20	$ 0.30	$ (0.43)	$ 0.89
Net income (loss)	$ 0.20	$ 0.30	$ (0.44)	$ 0.89
Diluted
Income (loss) before extraordinary item	$ 0.20	$ 0.29	$ (0.43)	$ 0.82
Net income (loss)	$ 0.20	$ 0.29	$ (0.44)	$ 0.82

Dividends per common share	$ .045	$ .045	$ 0.09	$ 0.09

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2002	2001
Operating Activities:
Net income (loss)	$(21,274)	$35,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,471	35,164
Interest accretion on convertible debt	3,303	3,665
Expenses for exchange of convertible notes, net of tax	29,306	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	15,905	(47,019)
(Increase) decrease in inventory	(32,372)	(19,109)
Increase (decrease) in accounts payable, accrued expenses and taxes payable	10,348	(6,163)
Other, net	2,926	3,347
Net cash provided by operating activities	49,613	5,607

Investing Activities:
Capital expenditures	(37,417)	(29,215)
Other loans, net	--	(6,250)
Purchase of intangible assets	(4,783)	(15,349)
Net cash used in investing activities	(42,200)	(50,814)

Financing Activities:
Dividends paid	(4,609)	(3,625)
Reduction of senior long-term debt	(47,757)	(10,462)
Net advances under lines of credit	36,792	6,172
Proceeds from issuance of common stock	4,715	1,967
Net cash used in financing activities	(10,859)	(5,948)

Net cash flows from exchange rate changes	1,436	(1,116)

Decrease in cash	(2,010)	(52,271)
Cash and cash equivalents at beginning of year	14,894	72,931
Cash and cash equivalents at end of period	$ 12,884	$ 20,660

See notes to the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2001 Annual Report on Form 10-K. The reported results for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Liquidity and Capital Resources

        In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") (See Notes 4 and 9) and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis and pro-forma for the acquisition of the OPB is important to many of these tests. Certain of these covenants become more restrictive with the passage of time. The Company is in compliance with these covenants as of June 30, 2002.

        Continued compliance with these financial covenants in 2002 and 2003 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. The Company has undertaken certain actions in the fourth quarter of 2001 and the first half of 2002 to reduce the amount of its outstanding debt as part of an overall deleveraging plan. The deleveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65,000 and exchanged common shares for $34,100 of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company prepaid $35,000 of term debt and exchanged common shares for approximately $110,000 of convertible subordinated debt. On an overall basis, senior debt and total debt at June 30, 2002 were $577,787 and $950,279, respectively, compared to $581,511 and $1,060,592, respectively, at December 31, 2001.

        Based on the above actions, combined with operating profit currently forecasted for 2002 and 2003, the Company expects to comply with these covenants throughout 2002 and 2003. Currently forecasted operating profit excludes the impact of a revised remediation plan for the Company's Baltimore plant which is estimated to be significant. (See Note 8). The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants.

3.      Inventories
Inventories consist of the following:	June 30, 2002	December 31, 2001

Finished product	$196,156	$175,884
Work-in-process	63,640	54,050
Raw materials	114,297	101,839
	$374,093	$ 331,773

     Included at December 31, 2001 and June 30, 2002 are raw materials totaling approximately $4,200 related to a product, Gabapentin, which is subject to regulatory approval and litigation (see Note 8).

4.      Long-Term Debt

Long-term debt consists of the following:
	June 30, 2002	December 31, 2001
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility	$509,552	$535,000
Industrial Development Revenue Bonds	5,940	6,720

Denominated in Other Currencies	40,812	35,144
Total senior debt	556,304	576,864

Subordinated debt:
12% Senior Subordinated notes due 2009	200,000	200,000
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	138,285	188,270
5.75% Convertible Subordinated Notes due 2005	34,207	90,811
Total subordinated debt	372,492	479,081

Total long-term debt	928,796	1,055,945
Less, current maturities	29,007	25,691
	$899,789	$1,030,254

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

      In addition to financial covenants, the 2001 Credit Facility has a number of non-financial provisions including a requirement, that AL Industrier ("ALI") maintain its control position in the Company. The continuation of ALI's control of the Company is subject to the unilateral actions of ALI and, in certain instances, the maintenance by ALI of certain collateral value (which includes a computation based, in part, on the market value of the Company's Class A shares) under ALI's bank loan agreement.

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its total indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of an additional reduction in fixed rate indebtedness due to the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.8% as of June 30, 2002. Realized and unrealized gains and losses on these swaps were not material to the Company's results of operations for the quarter and six months ended June 30, 2002.

Subordinated Debt:

      The 12% Senior subordinated notes due 2009 ("09 Notes") may increase to 12.5% if the Company's corporate debt rating or outlook is downgraded from the rating given at the closing date (December 12, 2001). As of July 2002, a major credit rating agency has reduced its outlook for the Company, therefore unless it is raised by September 1, 2002, the interest rate on the 09 Notes will increase to 12.5% as of September 1, 2002.

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

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Average shares outstanding - basic	51,170	40,255	48,315	40,235
Stock options	94	131	--	180
Convertible debt	--	6,744	--	12,039
Average shares outstanding - diluted	51,264	47,130	48,315	52,454

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. Stock options are not included in the calculation of diluted EPS if the result is anti-dilutive. The following table summarizes stock options not included in the computation of diluted EPS.
(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Excluded due to option price greater than market price	2,150	1,950	2,100	1,300

Excluded due to antidilution	--	--	176	--
	2,150	1.950	2,276	1,300

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share, and subordinated notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were included in the computation of diluted EPS for the six months ended June 30, 2001. For the three months ended June 30, 2001 the 05 Notes were included and the 06 Notes were not included because the result was antidilutive

     For the three months ended June 30, 2002 the effects of the 05 and 06 Notes (convertible into 1,196,000 and 3,809,000 shares, respectively) were not included in the calculation of diluted EPS because the result was antidilutive. For the six months ended June 30, 2002 the effects of the 05 and 06 Notes (convertible into 2,014,000 and 4,461,000 shares respectively) were not included in the calculation of diluted EPS because the result was antidilitive.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS in both periods in 2001 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable.

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss) - basic	$10,262	$11,915	$(21,274)	$35,722
Adjustments under the if-converted converted method, net of tax	--	1,811	--	7,499
Adjusted net income (loss) - diluted	$10,262	$13,726	$(21,274)	$43,221

6.      Supplemental Data
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30 2002	June 30, 2001
Other income (expense), net:
Expense for exchange of convertible notes	$ --	$ --	$(47,962)	$ --
Interest income	209	428	776	1,183
Foreign exchange gains (losses), net	(2,440)	318	(3,286)	(982)
Amortization of debt costs	(1,191)	(541)	(2,457)	(1,074)
Litigation/Insurance settlements	--	2,088	561	2,088
Income from joint venture carried at equity	329	213	587	424
Other, net	159	(190)	198	(443)
	($2,934)	$2,316	($51,583)	$1,196

Supplemental cash flow information:

Cash paid for interest			$ 35,987	$15,989
Cash paid (refunded) for income taxes, net			$(22,384)	$15,324

Other non-cash financing activities:

Exchange of convertible notes into equity			$109,982	$ --

7.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive loss. Total comprehensive income (loss) amounted to approximately $72,512 and $(2,280) for the three months ended June 30, 2002 and 2001, respectively and $36,561 and $(6,933) for the six months ended June 30, 2002 and 2001. The only components of accumulated other comprehensive loss for the Company are foreign currency translation adjustments.

8.      Contingent Liabilities and Litigation

     A class action lawsuit has been filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's animal health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company moved to dismiss the complaint on legal grounds and the District Court granted its motion with prejudice. The plaintiffs filed a motion for reconsideration with the District Court and the District Court affirmed its earlier dismissal.. The plaintiffs, may appeal the Court's decision to the Third Circuit Court of Appeals. The Company intends to vigorously defend the further actions of the plaintiffs. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, it is not possible for the Company to conclude that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

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

      In response to the Company's submission to the FDA of its ANDA's filed under paragraph IV for Gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's Gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic Gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's Gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions are under consideration by the District Court. Discovery is complete and the case is awaiting trial.  During the lawsuits regarding Gabapentin tablets and capsules, Pfizer received a third patent covering a Gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed Gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on. Fact discovery has closed and expert discovery is scheduled to close in August 2002.

      All three Gabapentin cases have been consolidated for trial. While no trial date has been set, a pre-trial conference is scheduled for November of 2002 at which time a date for trial is expected to be set. Unless and until the Company receives FDA authorization and decides to utilize such authorization to market its Gabapentin tablets or capsules, the Company would, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation the Company could be prevented from marketing the Company's Gabapentin capsules or tablets until Pfizer's patents expire. Should the Company be permitted to market Gabapentin prior to the expiration of the Pfizer patents, it expects to apply to the FDA for access to the 180 day period of generic marketing exclusivity. However, the law relating to the availability of this exclusivity period is not clear; therefore, the Company can give no assurance that it will benefit from this exclusivity period. The Company has never included any assumption for financial planning purposes with respect to the availability of exclusivity.

      In anticipation of the launch of Gabapentin, the Company entered into a supply agreement with the manufacturer of the active ingredient (the "API") of Gabapentin under which the Company has acquired API inventory. Approximately $4,200 of raw material inventory has been acquired and paid for as of June 30, 2002. The terms of the Company's agreement with the API supplier may require additional payments to the supplier based on the sale price of the finished product. Additionally, if the API on hand at June 30, 2002 is unsold after certain defined periods of time, up to an additional $20,600 may become payable. The Company cannot predict the outcome of the Gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to this net realizable value and record any required contingent payments under the supply agreement. The maximum charge could be approximately $24,800 based on inventory currently on hand. The Company has no present obligation to purchase additional API inventory.

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

     In September 2001, a fire occurred at one of the Company's Animal Health facilities. The Company has incurred approximately $15,500 in costs related to general and certain environmental cleanup at the facility. As of June 30, 2002, the Company has received insurance reimbursements of $8,000 and recorded a corresponding receivable from the Company's insurers in the amount of $7,500 as the Company believes the costs incurred related to the incident are covered by its insurance. The Company does not expect this incident to have a material impact on its financial position, results of operations, or cash flows.

     The SEC has notified the Company that it has commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. While deposition discovery is underway, the proceeding is in its early stages. The Agency has stated that the commencement of this investigation is not an indication that the SEC presently believes that a violation of any applicable laws has occurred.

     The FDA inspected the Company's Baltimore plant in the Fall of 2001 and, in response to the Agency's inspection report and the FDA's allegation that the Company is in violation of an outstanding Consent Decree, the Company instituted, and has been acting upon, a remedial action plan. In addition, following two unrelated product recalls in the first quarter of 2002, the Company slowed manufacturing operations at the facility. The FDA completed a re-inspection of the Baltimore facility in August of 2002 and, based upon the Company's initial assessment of the re-inspection report issued by the Agency, the Company believes that its initial remedial action plan will need to be extended in duration and increased in scope and certain other actions may need to be taken to comply with FDA regulations. Until the Company fully formulates its revised remedial action plan, and the FDA comments upon it, final costs, timing of expenditures, and duration cannot be determined. The Company expects to present its expanded remediation plan to the FDA in early September and to commence work under the plan in the fourth quarter of 2002. It is likely that this remediation will take place over two to three years at a cost that is preliminarily estimated to be in the range of $30,000. The estimate is subject to further refinement by the Company and the effect of comments from the FDA. The Company anticipates designing the remedial action plan in a manner so that it can continue production at the Baltimore facility in accordance with previous forecasts.

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

     The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The fair value of the assets acquired and liabilities assumed based on a valuation and the results of OPB operations are included in the Company's consolidated financial statements beginning on the date of acquisition, December 12, 2001.

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

     In the second quarter of 2002, the Company finalized the purchase price allocation related to the OPB, which resulted in a reclassification of approximately $25,500 from goodwill to intangible assets related to the valuation of certain product rights, and a reduction of goodwill and deferred tax liabilities of approximately $26,000 as amortization of certain identified intangibles were determined to be deductible for tax purposes

Pro forma Information:

     The following unaudited pro forma information on results of operations assumes the purchase of the Faulding business discussed above as if the businesses had combined at the beginning of 2001:

	Pro Forma Three Months Ended June 30, 2001	Pro Forma Six Months Ended June 30, 2001

Revenue	$295,300	$609,229
Net income	$ 5,300	$ 22,000
Basic EPS	$ 0.13	$ 0.55
Diluted EPS	$ 0.13	$ 0.54

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

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated. Unallocated expenses include costs related to the implementation of a company-wide ERP system, including the amortization of capitalized software costs.

	Three Months Ended June 30,
	2002	2001	2002	2001
	Revenues		Operating Income

IG	$80,534	$67,651	$9,749	$5,561
API	19,476	19,259	9,384	8,472
HPI	100,010	86,910	19.133	14,033

USHP	123,888	64,142	18,213	6,780
Total Human Pharmaceuticals	223,898	151,052	37,346	20,813

Animal Health	78,449	83,390	6,938	9,998

Unallocated and eliminations	(631)	(1,605)	(8,963)	(6,692)
	$301,716	$232,837	$35,321	$24,119

	Six Months Ended June 30,
	2002	2001	2002	2001
	Revenues		Operating Income

IG	$151,734	$137,406	$15,882	$11,710
API	38,813	36,167	18,757	16,336
HPI	190,547	173,573	34,639	28,046

USHP	237,362	129,891	24,796	12,581
Total Human Pharmaceuticals	427,909	303,464	59,435	40,627

Animal Health	148,965	201,371	8,924	43,655

Unallocated and eliminations	(2,480)	(2,674)	(16,559)	(12,955)
	$574,394	$502,161	$ 51,800	$ 71,327

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

The company adopted the provisions of SFAS 141 for business combinations initiated after June 30, 2001, including the acquisition of the OPB (see Note 9). The reclassification provisions of SFAS 141 and transition and disclosure provisions of SFAS No. 142 were implemented with first quarter 2002 reporting, and the remaining provisions, including the transitional goodwill impairment test were adopted, in the second quarter.

Intangible Assets

Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization and total $418,847 net of accumulated amortization of approximately $93,800 at June 30, 2002. The aggregate amortization expense of the intangibles for the three months and six months ended June 30, 2002 was $9,358 and $16,717 respectively. Annual amortization expense for the years 2002 through 2006 will be approximately $33,400, $33,400, $33,000, $31,900 and $29,300, respectively.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:
Total
Balance December 31, 2001	$870,621
Net intangible asset reclassifications and other	(119,063)
Finalization of OPB purchase price allocation	(51,500)
Foreign exchange translation	21,549

Balance June 30, 2002	$721,607

Net intangible asset reclassifications represent product rights (as discussed above) which had been separately identified but which had been classified as Goodwill for financial reporting purposes prior to the adoption of SFAS 142. All goodwill is not subject to amortization as of January 1, 2002. The Company has assigned intangibles and goodwill to identified reporting units, has completed the transitional impairment test as required, and has determined that there was no impairment of existing goodwill. This assessment was made utilizing forecasted cash flows discounted at a rate of 11%. If the forecasts for these cash flows are not met, an impairment of goodwill may result.

Goodwill is attributable to the Company's reportable segments as follows:

IG	$247,617
API	4,682
USHP	403,372
AH	65,936
$721,607

Earnings Excluding Goodwill Amortization

For the three and six month periods ended June 30, 2001, the statement of income adjusted to exclude amortization expense related to goodwill and related taxes is as follows:
	Three Months		Six Months
As Reported		As Adjusted	As Reported	As Adjusted
Operating Income	$24,119	$28,700	$71,327	$80,474
Net Income	$11,915	$15,700	$35,722	$43,300
EPS - diluted	$ 0.29	$ 0.37	$ 0.82	$ 0.97

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

SFAS 146. In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the impact of this statement on its financial statements.

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

      Most comparisons of 2002 consolidated results were also affected by the Company's adoption of Financial Accounting Standard No. 142 ("FAS 142") effective January 1, 2002 which states that goodwill is no longer subject to amortization. Both the first and second quarter of 2001 each include approximately $4.6 million of goodwill amortization expense which was not included in 2002 ($.08 per share diluted in the second quarter and $.15 per share diluted year to date).

Results of Operations - Six months ended June 30, 2002

      Total revenue increased $72.2 million (14.4%) in the six months ended June 30, 2002 compared to 2001. Operating income in 2002 was $51.8 million, a decrease of $19.5 million compared to 2001. The Company recorded a net loss of $21.3 million ($.44 per share diluted) compared to net income of $35.7 million ($.82 per share diluted) in 2001. 2002 results include significant charges and expenses related to the required acquisition accounting for OPB, de-leveraging activities and severance related to reorganization and restructuring. The following table summarizes the effect of identified transactions on the 2002 statement of income:

Six Months Ended June 30, 2002 versus Six Month Ended June 30, 2001

2002 Identified Transactions

($ in millions)	2002 Reported	OPB Acquisition	De-leveraging	Severance	Total	2002 Adjusted	2001 Adjusted
Revenue	$574.4	$ ---	$ ---	$ ---	$ ---	$574.4	$502.2

Cost of Sales	330.6	5.3	---	.1	5.4	325.2	282.0

Gross Profit	243.8	(5.3)	---	(.1)	(5.4)	249.2	220.2

Selling, General & Admin.	192.0	-------	---	2.4	2.4	189.6	139.7

Operating Income (Loss)	51.8	(5.3)	---	(2.5)	(7.8)	59.6	80.5

Interest Expense	(36.5)	---	---	---	---	(36.5)	(17.3)

Other Income (Expense)	(51.6)	-------	(48.0)	-------	(48.0)	(3.6)	1.2

Pre Tax Income (Loss)	(36.3)	(5.3)	(48.0)	(2.5)	(55.8)	19.5	64.4

Taxes	(15.4)	(2.0)	(18.7)	(.8)	(21.5)	6.1	21.1

Net Income (Loss) - Before Extraordinary Item	(20.9)	(3.3)	(29.3)	(1.7)	(34.3)	13.4	43.3

Extraordinary Item	(.4)	---	(.4)	---	(.4)	------	------

Net Income (Loss)	$(21.3)	$ (3.3)	$(29.7)	$(1.7)	$(34.7)	$ 13.4	$ 43.3

Gross Profit %	42.4%					43.4%	43.8%

Operating expenses as % of revenues	33.4%					33.0%	27.8%

Operating income as % of revenues	9.0%					10.4%	16.0%

2001 adjusted reflects a reduction of goodwill amortization expense in SG&A of approximately $9.1 million.

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

De-leveraging Activities

      In the fourth quarter of 2001, the company adopted a comprehensive de-leveraging plan, including a number of actions including expense, capital spending and working capital controls. In March 2002, the company prepaid $35.0 million of senior debt and recorded an extraordinary charge for early extinguishment of debt ($.7 million pretax, $.4 million after tax). In addition, the Company issued 6.7 million new shares in exchange for $110 million of outstanding convertible notes and recorded a non-cash expense of $48.0 million pretax, $29.7 million after tax ($.62 per share)

Severance for Reorganization and Restructuring

      In the first quarter 2002, the Company continued its management reorganization and this resulted in charges for severance of approximately $2.5 million pretax, $1.7 million after tax ($.04 per share).

Results of Operations (excluding identified transactions and goodwill amortization) - Six months ended June 30:

Six Months Ended June 30,	Revenues		Operating Income (loss)
	2002	2001	2002 Reported	2001 Reported	2002 Adjusted (1)	2001 Adjusted (2)

International Generics ("IG") (previously IPD)	$151.7	$137.4	$ 15.9	$11.7	$16.3	$17.6

Active Pharmaceutical Ingredients ("API") (previously FCD)	38.8	36.2	18.7	16.3	18.7	16.4

Human Pharmaceutical International	190.5	173.6	34.6	28.0	35.0	34.0

US Human Pharmaceuticals (USHP)	237.4	129.9	24.8	12.6	30.2	13.8

Total Human Pharmaceuticals	427.9	303.5	59.4	40.6	65.2	47.8

Animal Health	149.0	201.4	8.9	43.7	9.9	45.7

Unallocated and Eliminations	(2.5)	(2.7)	(16.5)	(13.0)	(15.5)	(13.0)

Total	$574.4	$502.2	$51.8	$71.3	$59.6	$80.5

  Adjusted for 2002 identified transactions
  Adjusted to exclude goodwill amortization on the same basis as 2002

Revenues

      Revenues in USHP increased $107.5 million (82.7%) due to the inclusion of the OPB ($120.5 million), which was acquired in December 2001. Revenues in the liquid and topical business declined primarily due the recall of two products. In connection with the OPB acquisition, the Company noted that certain of OPB's wholesale customers have levels of inventory generally higher than the Company has historically experienced with its liquid and topical products. The Company estimates that inventory levels at wholesalers generally range from 2 -6 months for solid dose products, with a majority at the lower end of the range, and approximately 2 months for liquid and topical products which have shorter shelf lives. These inventory levels have remained consistent since the acquisition. However, in the event that these customers reduce inventory levels in the future, the Company's revenues could be adversely impacted. Revenues could also be adversely impacted in future quarters by the FDA regulatory compliance activities at the Baltimore plant. (See Note 8).

      Revenues in IG increased $14.3 million (10.4%) due to volume increases in the UK and other markets, new product introductions, the inclusion of the Chinese business of OPB and the effects of translation of foreign currencies into the U.S. Dollar. These increases were substantially offset by price declines primarily in the UK. Pricing in the UK has stabilized during 2002 but is down significantly compared to the first quarter of 2001.

      Revenues in API increased $2.6 million (7.3%) compared to 2001 primarily due to volume increases in Vancomycin and Amphotericin.

      Animal Health ("AH") revenues were $149.0 million compared to $201.4 million in 2001. The first six months of 2001 includes $36.1 million in revenue related to the financial statement revision which modified the timing of revenue recognition from the time an order was segregated in a third party warehouse and billed to when the order was delivered. First half of 2002 revenues were negatively impacted by the effect of the change in business practices initiated in the fourth quarter of 2001, as distributors reduced their inventory levels. The effect of the change is substantially complete as distributor inventory levels are approaching targeted levels. In response to competitive pressure the Company did initiate targeted marketing programs in the second quarter for two generic swine products which secured sales of approximately $11.0 million. The program is detailed in the discussion of the three months results of operations.

Gross Profit

      On a company-wide basis gross profit increased $23.6 million as reported and $29.0 million excluding the identified transactions, primarily the OPB inventory write up required by purchase accounting. As a percentage of sales, overall gross profit was 42.4% as reported, 43.4% excluding OPB purchase accounting and 43.8% in 2001. The increase in gross margin dollars excluding identified transactions represents increases for the inclusion of OPB and volume increases in IG's UK business being offset partially by lower pricing in IG, and volume declines in AH and USHP. USHP margins were negatively impacted by the production slowdowns related to the first quarter 2002 product recalls and other remedial actions in response to a 2001 FDA inspection at its Baltimore plant. Based upon the Company's initial assessment of a recently completed 2002 FDA re-inspection of the Baltimore facility, gross profits could be affected in future periods by an extension in the duration and an increase in the scope of its present remedial action or other actions required to comply with FDA regulations. The Company anticipates designing the remedial action plan in a manner so that it can continue production at the Baltimore facility in accordance with previous forecasts.

     Until the Company fully formulates its revised remedial action plan, and the FDA comments upon it, cost by period and duration cannot be determined accurately and are therefore not included in the Company's most recent forecast of 2002 operations. It is likely that this remediation will take place over two to three years at a cost that is preliminarily estimated to be in the range of $30.0 million. The estimate is subject to further refinement by the Company and the effect of comments from the FDA.

Operating Expenses

     On a consolidated basis operating expenses increased $43.1 million as reported and approximately $52.3 million excluding the effect of goodwill amortization. The increase is primarily attributable to the inclusion of OPB operations, severance related to the reorganization, increased expenses related to the implementation of a company-wide ERP system (included in unallocated) and generally higher insurance costs. Operating expenses as a percent of revenue were higher in 2002 primarily due to AH having lower sales levels and generally higher expense percentages for the base OPB business.

Operating Income

      Operating income decreased by $19.5 million as reported and by $20.9 million excluding identified transactions and goodwill amortization. Operating income was not significantly affected by foreign currency translation. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2001 as reported	$11.7	$16.3	$12.6	$43.7	$(13.0)	$71.3

Adjustment for goodwill amortization	5.8	----	1.2	2.2	----	9.2

2002 identified transactions	(.4)	(.1)	(5.3)	(.9)	(1.1)	(7.8)

2001 financial statement revision	-----	----	---	(21.7)	----	(21.7)

Net margin improvement (decrease) due to volume, price, new products, acquisitions and expenses	(1.2)	2.5	16.3	(14.4)	(2.4)	.8

2002 as reported	$15.9	$18.7	$24.8	$8.9	$(16.5)	$51.8

Interest Expense

      Interest expense was $36.5 million compared to $17.3 million in 2001. The increase results from debt incurred to finance the OPB acquisition which was offset slightly by lower interest rates in 2002 and reduced interest expense on convertible debentures which were exchanged for common stock in March 2002.

Other, Net

      Other, net was $52.3 million expense in 2002 compared to $1.2 million income in 2001. The increase is primarily attributable to expenses of $48.0 million for the two exchanges of common stock for convertible notes in March 2002. In addition, 2002 includes foreign exchange transaction losses of $3.3 million compared to $.6 million losses in 2001. The 2002 losses were incurred primarily by Latin and South American operations.

Tax Provision

      The tax provision (benefit) in 2002 as a percentage of pre-tax income was approximately (42.5%) including identified transactions as compared to 35.4% in 2001. The Company currently estimates its 2002 effective tax rate at approximately 31% excluding identified transactions.

Extraordinary Item

      In 2002, in accordance with GAAP, the Company reported an extraordinary item due to the early extinguishment of debt. The Company prepaid $35.0 million of term debt resulting in a pre-tax loss of $.7 million and after tax loss of $.4 million ($.01 per share).

Results of Operations - Three Months Ended June 30, 2002

      Total revenue increased $68.9 million to $301.7 million (29.6%) in the three months ended June 30, 2002 compared to 2001. Operating income in 2002 was $35.3 million an increase of $11.2 million, compared to 2001. Net income was $10.3 million ($.20 per share diluted) compared to $11.9 million ($.29 per share diluted) in 2001.

      The following table compares 2002 results with 2001 results on a comparative basis by adjusting 2001 results to exclude goodwill amortization.

Results of Operations (excluding goodwill amortization in 2001) - Three months ended June 30:

Three Months Ended June 30,	Revenues		Operating Income (loss)
	2002	2001	2002 Reported	2001 Reported	2001 Adjusted (1)

International Generics ("IG") (previously IPD)	$80.5	$67.7	$9.7	$5.6	$ 8.5

Active Pharmaceutical Ingredients ("API") (previously FCD)	19.5	19.3	9.4	8.5	8.5

Human Pharmaceutical International	100.0	87.0	19.1	14.1	17.0

US Human Pharmaceuticals (USHP)	123.9	64.1	18.2	6.8	7.4

Total Human Pharmaceuticals	223.9	151.1	37.3	20.9	24.4

Animal Health	78.4	83.4	6.9	10.0	11.0

Unallocated and Eliminations	(.6)	(1.7)	(8.9)	(6.8)	(6.8)

Total	$301.7	$232.8	$35.3	$24.1	$28.6

(1) Adjusted to exclude goodwill amortization on the same basis as 2002.

      Revenues in USHP increased $59.8 million, (93.1%) to $123.9 million due to the inclusion of $64.1 million in revenues from the US business of (the "OPB") which was acquired in December of 2001. Excluding the OPB acquisition, USHP revenues declined $4.1 million due primarily to two product recalls in March 2002.

      Revenues in IG increased 19.0% to $80.5 million compared to $67.7 million in 2001. IG revenues excluding both a $3.7 million increase due to translation of currencies into the US dollar and $4.2 million of revenues due to the acquisition in December 2001 of the Faulding business in China, grew approximately 7.2%. The growth in IG resulted primarily from the UK where the Company was first to launch Omeprazole. The positive effect of Omeprazole was partially offset by lower overall pricing in the UK relative to 2001. The UK pricing environment remains highly competitive. API revenues of $19.5 million increased marginally (1.1%) reflecting steady demand.

      Animal Health revenues declined $4.9 million (5.9%) to $78.4 million due mainly to increased competitive activity in generic swine products. To address the competitive activity in swine products, the AH initiated targeted marketing program in the second quarter which provided pricing incentives to customers, primarily distributors, for committing to purchase generic feed additives. Customers were given normal commercial terms for their purchases (i.e. 30 days). The programs secured approximately $11.0 million of sales in the second quarter.

      On a company wide basis gross profit increased $35.1 million and margins were 44.2% compared to 42.2% in 2001. The acquisition of the OPB accounts for more than the dollar increase and the increase in gross margin percent. Gross profit increases recorded in IG and API were approximately offset by lower gross profits in AH and production inefficiencies in USHP due to the production slowdowns related to the first quarter 2002 product recalls and other remedial actions in response to a 2001 FDA inspection at its Baltimore plant.

      Operating expenses increased $23.9 million as reported and $28.4 million excluding the effect of goodwill amortization. The increase is primarily attributable to the OPB acquisition. In addition unallocated corporate expenses increased approximately $2.0 million due to cost related to the implementation of a company-wide ERP system, including the amortization of capitalized software costs. Other expense increases resulted from increased insurance costs company-wide and the translation effect of costs incurred in foreign currencies being translated into the US dollar.

      Operating income increased $11.2 million to $35.3 million in 2002 (11.7% margin) versus $28.6 million (12.3% margin) on a comparative basis in 2001. US Generics operating income increased $10.8 million due to OPB sales and higher margins partially offset by lower margins due to increased costs in the Baltimore plant. IG operating income increased $1.2 million due primarily to UK sales of a new product, Omeprazole offset in part by lower UK pricing. API operating income increased $.9 million due to a combination of production efficiencies and pricing reduced partially the negative effect of currency translation. Animal Health declined $4.1 million due to lower volume and to a lesser extent higher expenses.

      Interest expense increased $8.9 million to $17.5 million in 2002 due to increased debt levels related to the OPB acquisition offset partially by lower interest expense as a result of decreased convertible debt.

      Other Income/Expense was $2.9 million of expense in 2002 compared to income of $2.3 million last year. In the second quarter of 2001, the Company recorded income of $2.1 million related to the settlement of a vitamin antitrust lawsuit. In the second quarter of 2002, the Company recorded foreign exchange transaction losses of $2.4 million primarily related to its operations in Latin and South America.

      Net income was $10.3 million ($0.20 per share diluted) in 2002 compared to $11.9 million ($0.29 per share diluted) in 2001. The exclusion of goodwill amortization in 2001 would make net income approximately $15.7 million ($0.37 per share diluted). In 2002 diluted EPS is effected by the issuance of approximately 11.0 million shares issued to convert convertible debentures to common stock.

Financial Condition

      At June 30, 2002, stockholders' equity was $1,064.5 million compared to $891.6 million at December 31, 2001. The ratio of long-term debt to equity was 0.85:1 at June 30, 2002 and 1.16:1 at December 31, 2001. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible debentures for common stock and other equity issuances totaling approximately $141.4 million, a positive currency translation adjustment of $57.8 million, offset by a net loss of $21.3 million and dividends of $4.6 million.

      Working capital at June 30, 2002 was $314.2 million compared to $319.4 million at December 31, 2001. The current ratio was 1.82:1 at June 30, 2002 compared to 1.93:1 at December 31, 2001.

      Cash flow from operations for the six months of 2002 was $49.6 million compared to $5.6 million in 2001. 2002 cash flow benefited from reduced accounts receivable balances principally in AH due to the change in marketing strategy. Net cash refunded for taxes of $22.4 million also contributed to the 2002 cash flow. Partially offsetting cash flow sources was an increased investment in inventory due mainly to AH. A significant portion of the AH' increase relates to a product which it presently buys from a third party supplier but will commence manufacturing in 2003. The increased inventory is meant to satisfy customer requirements during the transition period. In addition, the $29.3 million net expense on the exchange of a portion of the two series of convertible notes was non-cash and therefore does not impact cash from operations.

      Balance sheet amounts increased as of June 30, 2002 compared to December 2001 in U.S. Dollars as the functional currencies of some of the Company's principal foreign subsidiaries appreciated versus the U.S. Dollar. These increases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $9.6 million, inventories $9.9 million, accounts payable and accrued expenses $10.1 million, and total stockholder's equity $57.8 million. The $57.8 million increase in stockholder's equity represents other comprehensive income for the six months and results from the weakening of the U.S. Dollar in 2002 against most major functional currencies of the Company's foreign subsidiaries.

      At June 30, 2002, the Company had $12.9 million in cash; available short term lines of credit of approximately $48.0 million and $259.0 million available under its 2001 Credit Facility. Approximately $75 million of this debt capacity could have been utilized as of June 30, 2002 without violating any of the leverage ratios under the Company's 2001 Credit Facility.

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its total indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60.0 million of its variable rate borrowings under the 2001 Credit Facility. As a result of the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100.0 million of its variable rate borrowings at a fixed rate of 7.8% as of June 30, 2002. Realized and unrealized gains and losses on these swaps were not material to the Company's results of operations for the quarter and six months ended June 30, 2002.

.
      In the fourth quarter of 2001 the Company completed the acquisition of the OPB (See Notes 4 and 9) and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis and pro-forma for the acquisition of the OPB is important to many of these tests. Certain of these covenants become more restrictive with the passage of time. The Company is in compliance with these covenants as of June 30, 2002.

      Continued compliance with these covenants in 2002 and 2003 is dependent on the Company's EBITDA, as defined by the credit agreement and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. The Company has undertaken certain actions in the fourth quarter of 2001 and the first half of 2002 to reduce the amount of its outstanding debt as part of an overall de-leveraging plan. The deleveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65.0 million and exchanged common shares for $34.1 million of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company prepaid term debt of $35.0 million and exchanged common shares for approximately $110.0 million of convertible subordinated debt. On an overall basis, senior debt and total debt at June 30, 2002 were $577.8 million and $950.3 million, respectively, compared to $581.5 million and $1,060.6 million, respectively at December 31, 2001. The Company will continue to pursue other alternatives to further reduce debt.

      Based on the above actions, combined with operating profit currently forecasted for 2002 and 2003, the Company expects to comply with these covenants throughout 2002 and 2003. Currently forecasted operating profit excludes the impact of a revised remediation plan for the Baltimore plant which is estimated to be significant. (See above and note 8) The Company believes it has the ability to further reduce operating or capital expenditures, and sufficient sources of funds such that debt could be further reduced, if additional actions become necessary to comply with the covenants.

       The Company is currently reviewing options, including plant rationalization and organizational changes, to further reduce its cost base and improve profitability.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

       10.1 Separation letter agreement between the Company and Jeff Smith dated June 12, 2002 is filed as an exhibit to this report.

(b)      Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date: August 14, 2002	/s/ Matthew Farrell
Matthew Farrell Executive Vice President, Finance and Chief Financial Officer