Form 10-Q
period 2002-09-30
ALPHARMA INC
filed 2002-11-14
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2002	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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

YES X NO
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2002:
Class A Common Stock, $.20 par value -- 39,476,345 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Condensed Balance Sheet as of September 30, 2002 and December 31, 2001	3
Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2002 and 2001	4
Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5
Notes to Consolidated Condensed Financial Statements	6 - 20
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21 - 31
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32 - 33
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 6. Exhibits and Reports on Form 8-K	34
Signatures	34
Certifications	35-36

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 41,200	$ 14,894
Accounts receivable, net	236,754	259,246
Inventories	368,380	331,773
Prepaid expenses and other current assets	54,262	56,608
Total current assets	700,596	662,521

Property, plant and equipment, net	502,684	482,206
Goodwill	722,681	870,621
Intangible assets, net	403,538	266,581
Other assets and deferred charges	87,192	108,079

Total assets	$2,416,691	$2,390,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 31,077	$ 25,691
Short-term debt	188	4,647
Accounts payable and accrued expenses	287,515	297,388
Accrued and deferred income taxes	26,505	15,429

Total current liabilities	345,285	343,155

Long-term debt:
Senior	533,478	551,173
Senior subordinated notes	200,083	200,000
Convertible subordinated notes	173,944	279,081
Deferred income taxes	78,576	100,154
Other non-current liabilities	26,481	24,829

Stockholders' equity:
Class A Common Stock	7,959	6,548
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,046,066	905,099
Retained earnings	49,486	83,677
Accumulated other comprehensive loss	(39,627)	(99,140)
Treasury stock, at cost	(7,415)	(6,943)
Total stockholders' equity	1,058,844	891,616
Total liabilities and stockholders' equity	$2,416,691	$2,390,008

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(In thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Total revenue	$321,417	$230,009	$895,811	$732,170

Cost of sales	178,802	137,096	509,433	419,107

Gross profit	142,615	92,913	386,378	313,063

Selling, general and administrative expenses	81,992	59,665	241,014	185,013
Research and development	16,698	12,182	49,639	35,657
Impairment loss	35,718	--	35,718	--

Operating income	8,207	21,066	60,007	92,393

Interest expense	(17,722)	(11,096)	(54,175)	(28,359)
Other income (expense), net	(2,445)	(1,417)	(54,028)	(221)

Income (loss) before provision for income taxes and extraordinary item	(11,960)	8,553	(48,196)	63,813

Provision (benefit) for income taxes	(5,963)	1,954	(21,368)	21,492

Income (loss) before extraordinary item	(5,997)	6,599	(26,828)	42,321

Extraordinary item, net of tax	--	--	(443)	--

Net income (loss)	$ (5,997)	$ 6,599	$(27,271)	$ 42,321

Earnings per common share:
Basic
Income (loss) before extraordinary item	$ (0.12)	$ 0.16	$ (0.54)	$ 1.05
Net income (loss)	$ (0.12)	$ 0.16	$ (0.55)	$ 1.05
Diluted
Income (loss) before extraordinary item	$ (0.12)	$ 0.16	$ (0.54)	$ 1.01
Net income (loss)	$ (0.12)	$ 0.16	$ (0.55)	$ 1.01

Dividends per common share	$ 0.045	$ 0.045	$ .135	$ .135

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2002	2001
Operating Activities:
Net income (loss)	$(27,271)	$42,321
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64,812	53,571
Interest accretion on subordinated debt	4,838	5,550
Expenses for exchange of convertible notes, net of tax	29,306	--
Impairment loss	37,100	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	25,628	(53,903)
(Increase) in inventory	(28,316)	(37,008)
Increase (decrease) in accounts payable, accrued expenses and taxes payable	(7,294)	6,574
Other, net	13,078	2,521
Net cash provided by operating activities	111,881	19,626

Investing Activities:
Capital expenditures	(56,940)	(44,832)
Other loans, net	--	(6,250)
Purchase of intangible assets	(5,732)	(19,286)
Net cash used in investing activities	(62,672)	(70,368)

Financing Activities:
Dividends paid	(6,920)	(5,547)
Reduction of senior long-term debt	(54,508)	(4,860)
Net advances under lines of credit	30,517	17,450
Proceeds from issuance of common stock	__5,714	3,611
Net cash provided by (used in) financing activities	(25,197)	10,654

Net cash flows from exchange rate changes	2,294	(761)

Increase (decrease) in cash	26,306	(40,849)
Cash and cash equivalents at beginning of year	14,894	72,931
Cash and cash equivalents at end of period	$41,200	$32,082

See notes to the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries ("the Company") included in the Company's 2001 Annual Report on Form 10-K. The reported results for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.     Liquidity and Capital Resources

        In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") (See Notes 3 and 6) and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis and pro-forma for the acquisition of the OPB is important to many of these tests. Certain of these covenants become more restrictive as of December 31, 2002 and for each year thereafter through 2004. The Company is in compliance with these covenants as of September 30, 2002.

        Continued compliance with these financial covenants in 2002 and 2003 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. The Company undertook certain actions in the fourth quarter of 2001 and in 2002 to reduce the amount of its outstanding debt as part of an overall deleveraging plan. The deleveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65,000 and exchanged common shares for $34,100 of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company prepaid $35,000 of term debt and exchanged common shares for approximately $110,000 of convertible subordinated debt. On an overall basis, senior debt and total debt at September 30, 2002 were $564,743 and $938,770, respectively, compared to $581,511 and $1,060,592, respectively, at December 31, 2001.

        Based on the above actions, combined with operating profit currently forecasted for 2002 and the Company's preliminary forecast for 2003, the Company expects to comply with these covenants throughout 2002 and 2003. The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants. The Company is currently reviewing options, including plant rationalizations, asset sales and organizational and business structure changes to reduce its cost base and improve profitability. Certain of these actions may require the consent of the parties to the credit facility.

3.     Business Acquisition - Faulding

     On July 12, 2001, the Company entered into a definitive agreement to acquire the generic and proprietary oral solid dose pharmaceuticals business ("OPB acquisition") in the U.S. and China of F.H. Faulding & Co. Limited from Mayne Nickless Limited ("Mayne") for total consideration of $660,000 in cash (approximately $670,000 including direct acquisition related costs). On October 2, 2001, Mayne closed its tender offer for Faulding's shares after having accepted the tender of more than 90% of Faulding's shares. On October 5, 2001, Alpharma gained operational and economic control of OPB subject to certain limitations. On December 12, 2001, Mayne acquired 100% of Faulding's shares and transferred the OPB to the Company in accordance with the acquisition agreement.

     The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The fair value of the assets acquired and liabilities assumed based on a valuation and the results of OPB operations are included in the Company's consolidated financial statements beginning on the date of acquisition, December 12, 2001.

     The acquisition of the OPB includes the operations of Purepac Pharmaceutical Co. and Faulding Laboratories Inc. in the United States and Foshan Faulding Pharmaceutical China. The OPB includes research, development, manufacturing, sales and marketing of generic and proprietary oral solid dose pharmaceuticals in the United States and China. In the fiscal year ending June 30, 2001, the OPB had net sales of $205,200 comprised of US net sales of $190,700 and China net sales of $14,500.

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

     The following unaudited pro forma information on results of operations assumes the purchase of the OPB discussed above as if the businesses had combined at the beginning of 2001:

	Pro Forma Three Months Ended September 30, 2001	Pro Forma Nine Months Ended September 30, 2001

Revenue	$283,700	$892,900
Net income	$200	$23,000
Basic EPS	$0.00	$0.57
Diluted EPS	$0.00	$0.57

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

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Average shares outstanding - basic	51,263	40,325	49,296	40,265
Stock options	--	145	--	180
Convertible debt	--	--	--	6,744
Average shares outstanding - diluted	51,263	40,470	49,296	47,189

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. Stock options are not included in the calculation of diluted EPS if the result is antidilutive. The following table summarizes stock options not included in the computation of diluted EPS.
(Shares in thousands)	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Excluded due to option price greater than market price	3,141	1,972	2,116	1,315

Excluded due to antidilution	--	--	1,025	--

      Subordinated notes issued in March 1998 ("05 Notes"), convertible into 6,744,481 shares of common stock at $28.59 per share were included in the computation of diluted EPS for the nine months ended September 30, 2001. Subordinated notes issued in June 1999 ("06 Notes") convertible into 5,294,301 shares of common stock at $32.11 per share were not included because the result was antidilutive. For the three months ended September 30, 2001 the 05 Notes and the 06 Notes were not included because the result was antidilutive.

     For the three months ended September 30, 2002 the effects of the 05 and 06 Notes (convertible into 1,196,000 and 3,809,000 shares, respectively) were not included in the calculation of diluted EPS because the result was antidilutive. For the nine months ended September 30, 2002 the effects of the 05 and 06 Notes (convertible into 1,741,000 and 4,244,000 shares respectively) were not included in the calculation of diluted EPS because the result was antidilutive.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS for the nine months ended September 30, 2001 includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 Notes.

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001

Net income (loss) - basic	$(5,977)	$6,599	$(27,271)	$42,321
Adjustments under the if-converted converted method, net of tax	--	--	--	5,433
Adjusted net income (loss) - diluted	$(5,977)	$6,599	$(27,271)	$47,754

5.      Inventories
Inventories consist of the following:	September 30, 2002	December 31, 2001

Finished product	$184,775	$175,884
Work-in-process	64,099	54,050
Raw materials	119,506	101,839
	$368,380	$ 331,773

     Included at December 31, 2001 and September 30, 2002 are raw materials totaling approximately $4,200 related to a product, Gabapentin, which is subject to regulatory approval and litigation (see Note 10).

6.      Long-Term Debt

Long-term debt consists of the following:
	September 30, 2002	December 31, 2001
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$133,059	$156,042
Term B	351,449	378,958
Revolving Credit	35,000	--
	$519,508	$535,000

Industrial Development Revenue Bonds	5,440	6,720

Denominated in Other Currencies	39,607	35,144
Total senior debt	564,555	576,864

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	200,083	200,000
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	139,737	188,270
5.75% Convertible Subordinated Notes due 2005	34,207	90,811
Total subordinated debt	374,027	479,081

Total long-term debt	938,582	1,055,945
Less, current maturities	31,077	25,691
	$907,505	$1,030,254

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

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its total indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of an additional reduction in fixed rate indebtedness due to the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.7% as of September 30, 2002. The Company reviews and renews its swap requirements on a quarterly basis. Realized and unrealized gains and losses on these swaps were not material to the Company's results of operations for the quarter and nine months ended September 30, 2002.

In addition to financial covenants, the 2001 Credit Facility has a number of non-financial provisions including a requirement that AL Industrier ("ALI") maintain control over the shares of the Company's Class B stock. ALI currently beneficially owns all of the Company's Class B shares which carries the right to elect a majority of the Company's directors. The continuation of ALI's control of the Company is subject to the unilateral actions of ALI and the maintenance by ALI of certain collateral value under ALI's bank loan agreement (the "ALI Facility") (which includes a computation based, in part, on the agreed upon value of the Company's Class B shares beneficially owned by ALI). Assuming the value of the other collateral assets remains constant, to the extent the ALI Facility is at its maximum loan value of $33,000, if the value of the Company's Class B shares falls below approximately $3.50 per share (based upon the per share market value of the Company's Class A shares), the ALI Facility lenders could call a default and act to enforce their security over the shares in the ALI subsidiaries which hold the Company's Class B shares. Such action would change the beneficial ownership of the Company's Class B shares, unless ALI takes steps to repay the ALI Facility or cure the default in a manner satisfactory to the ALI Facility lenders, prior to such action. A change in beneficial ownership of the Company's Class B shares would constitute a change in control and a default under the 2001 Credit Facility.

For other default provisions under the ALI Facility which could result in a similar effect under the 2001 Credit Agreement, see Amendment No. 10 to ALI's Schedule 13D filing with the SEC, dated October 29, 2002.

Subordinated Debt:

      The yield on the 12% Senior subordinated notes due 2009 ("09 Notes") increased to 12.5% when the Company's corporate debt outlook was reduced by a major credit rating agency in July 2002. The increase to be accreted was effective as of September 1, 2002.

      In March 2002, the Company completed an exchange of 3,433,104 shares of its Class A Common Stock for a portion of its 3% Convertible Subordinated Notes due 2006 ("06 Notes") having an approximate principal value of $53,300. The exchange resulted in a non-cash pre-tax charge of $26,982 ($16,487 after tax) in the first quarter of 2002 (classified in Other, net).

      In March 2002, the Company also completed an exchange of 3,266,850 shares of its Class A Common Stock for a portion of its 5.75% Convertible Subordinated Notes due 2005 ("05 Notes") having an approximate principal value of $56,600. The exchange resulted in a non-cash pre-tax charge of $20,980 ($12,819 after tax) in the first quarter of 2002 (classified in Other, net).

7.      Supplemental Data
	Three Months Ended		Nine Months Ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Other income (expense), net:
Expense for exchange of convertible notes	--	--	$(47,962)	--
Interest income	37	1,530	813	2,713
Foreign exchange gains (losses), net	(1,786)	(2,654)	(5,072)	(3,636)
Amortization of debt costs	(1,151)	(540)	(3,608)	(1,614)
Litigation/Insurance settlements	--	--	561	2,088
Income from joint venture carried at equity	318	282	905	706
Other, net	137	(35)	335	(478)
	$(2,445)	$(1,417)	$(54,028)	$ (221)

Supplemental cash flow information:

Cash paid for interest			$44,830	$23,122
Cash paid (refunded) for income taxes, net			$(13,419)	$15,857

Other non-cash financing activities:

Exchange of convertible notes into equity			$109,982	$ --

8.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(4,319) and $38,272 for the three months ended September 30, 2002 and 2001, respectively and $32,242 and $31,339 for the nine months ended September 30, 2002 and 2001. The only components of accumulated other comprehensive income (loss) for the Company are foreign currency translation adjustments.

9.     Business Segment Information

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

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated. Unallocated expenses also include costs related to the implementation of a company-wide ERP system, including the amortization of capitalized software costs.

	Three Months Ended September 30,
	2002	2001	2002	2001
	Revenues		Operating Income

IG	$82,789	$63,675	$9,387	$4,351
API	19,526	17,576	8,147	7,802
USHP	135,416	80,925	26,272	11,091
Total Human Pharmaceuticals	237,731	162,176	43,806	23,244

Animal Health	84,594	67,899	(27,002)	1,747

Unallocated and eliminations	(908)	(66)	(8,597)	(3,925)
	$321,417	$230,009	$ 8,207	$21,066

	Nine Months Ended September 30,
	2002	2001	2002	2001
	Revenues		Operating Income

IG	$234,523	$201,081	$25,269	$16,061
API	58,339	53,743	26,904	24,138
USHP	372,778	210,816	51,068	23,672
Total Human Pharmaceuticals	665,640	465,640	103,241	63,871

Animal Health	233,559	269,270	(18,078)	45,402

Unallocated and eliminations	(3,388)	(2,740)	(25,156)	(16,880)
	$895,811	$732,170	$ 60,007	$ 92,393

10.      Contingent Liabilities and Litigation

     A class action lawsuit has been filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's animal health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company moved to dismiss the complaint on legal grounds and the District Court granted its motion with prejudice. The plaintiffs filed a motion for reconsideration with the District Court and the District Court affirmed its earlier dismissal. The plaintiffs have appealed the Court's decision to the Third Circuit Court of Appeals. The Company intends to vigorously defend the further actions of the plaintiffs. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, it is not possible for the Company to conclude that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

     The European Union Court of First Instance has upheld the European Union's (the "EU") ban on bacitracin zinc, one of the Company's feed additive products which was banned from sale in the EU effective July 1, 1999. The Company has not sold bacitracin zinc in the EU since 1999, therefore the court action will have no material financial impact on the Company. The discussions concerning resistance to antibiotics used in certain food producing animals have recently become more active in the U.S. Various sources have published reports concerning possible adverse effects of the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. The FDA has proposed scientific based guidance on antibiotics which includes recommendations which could prohibit the introduction of certain new products containing antibiotics. In addition, the FDA has indicated that it intends to re-evaluate certain currently approved products. The Company believes that the impact of such evaluation on the Company's current products will be limited. However, the loss of the U.S. market for the Company's products containing antibiotics, would be materially adverse to the Company.

      In response to the Company's submission to the FDA of its ANDA's filed under paragraph IV for Gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's Gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic Gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's Gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions are under consideration by the District Court. Discovery is complete and the case is awaiting trial.  During the lawsuits regarding Gabapentin tablets and capsules, Pfizer received a third patent covering a Gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed Gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on. Discovery has closed.

      All three Gabapentin cases have been consolidated for trial. While no trial date has been set, a pre-trial conference has been set for February 2003 at which time a date for trial is expected to be set. Unless and until the Company receives FDA authorization and decides to utilize such authorization to market its Gabapentin tablets or capsules, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation the Company could be prevented from marketing the Company's Gabapentin capsules or tablets until Pfizer's patents expire. Should the Company be permitted to market Gabapentin prior to the expiration of the Pfizer patents, it expects to apply to the FDA for access to the 180 day period of generic marketing exclusivity. However, the law relating to the availability of this exclusivity period is not clear. In August 2002, the Company sued the FDA in the U.S. District Court for the District of Columbia to clarify its rights with respect to exclusivity. Litigation is proceeding at this time. The Company can give no assurance that it will prevail in this litigation or benefit from this exclusivity period.

      In anticipation of the launch of Gabapentin, the Company entered into a supply agreement with the manufacturer of the active ingredient (the "API") of Gabapentin under which the Company has acquired API inventory. Approximately $4,200 of raw material inventory has been acquired and paid for as of September 30, 2002. The terms of the Company's agreement with the API supplier may require additional payments to the supplier based on the sale price of the finished product. Additionally, if the API on hand at September 30, 2002 is unsold after certain defined periods of time, up to an additional $20,600 may become payable. The Company cannot predict the outcome of the Gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $24,800 based on inventory currently on hand. The Company has no present obligation to purchase additional API inventory.

      The Company is engaged in disputes with several suppliers and customers regarding certain obligations with respect to contracts under which the Company obtains raw materials and under which the Company supplies finished products. Given the fact that these disputes will most probably be resolved over more than one year, management does not believe that the disputes in the aggregate will be material to the Company's financial position. However, they could be material to the Company's results of operations or cash flows in the period in which resolution occurs.

     In September 2001, a fire occurred at one of the Company's Animal Health facilities. The Company has incurred approximately $16,100 in costs related to general and certain environmental cleanup at the facility. As of September 30, 2002, the Company has received insurance reimbursements of $12,000 and recorded a corresponding receivable from the Company's insurers in the amount of $4,100 as the Company believes the costs incurred related to the incident are covered by its insurance. The Company does not expect this incident to have a material impact on its financial position, results of operations, or cash flows.

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. While deposition discovery is underway, the proceeding is in its early stages. The Agency has stated that the commencement of this investigation is not an indication that the SEC presently believes that a violation of any applicable laws has occurred.

      Following an inspection in the Fall of 2001, the FDA completed a re-inspection of the Baltimore facility in August of 2002. In response to the FDA's observations ("Form 483") resulting from such re-inspection the Company submitted a comprehensive remediation plan to the FDA in October of 2002. The Company has already commenced upgrading plant procedures at the Baltimore facility in accordance with the plan. The plan anticipates completion of the remediation in 18 to 20 months . This is an acceleration of the Company's initial estimate which anticipated completion within two to three years. The preliminary estimated total cost of remediation is $30,000. The accelerated plan contemplates continued production at the Baltimore facility during the remediation period, but at a reduced level. The Company expects the FDA to respond to its proposed plan by early 2003. The total cost and timing of the plan may change based on the FDA response. In addition, further assessments performed by the Company as part of the remediation plan or in response to FDA comments, may lead to either additional capital expenditures for plant improvements, product recalls or revenue reduction related to further decreases in production capacity.

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

11.     Impairment Loss

Southern Cross and Reporcin:

In September 1999, AH acquired the business of Southern Cross Biotech, Pty. Ltd. ("Southern Cross") and the exclusive worldwide license for Reporcin, a product which is used to aid in the production of leaner pork meat.

Under the terms of the license agreement, additional payments will be made as regulatory approvals for the product are obtained in certain markets. The Company also was required to complete an FDA approved production facility for Reporcin to complement the acquired Reporcin manufacturing facility. To meet that requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June 2000 and began to prepare the facility for production of Reporcin. In early 2002, the Company commissioned an independent study to reevaluate the market potential of Reporcin in the US market. At the same time the Company halted the work to prepare the Terre Haute facility for Reporcin production. As of September 30, 2002 approximately $14,500 has been expended on the plant.

In August 2002 the Company received the results of the independent study on the market viability in the US for Reporcin. While the study identified many positive prospects for Reporcin in the US, it also identified a number of business risks that translate into slower market penetration and lower cash flows than previously forecasted. As a result of the revised expected value of the Reporcin in the US, the Company has decided to sell the Terre Haute facility.

The study also caused the Company to reassess the forecasts of future sales of Reporcin in markets where the Company has regulatory approval. The current intangible and prepaid royalty balances totaling approximately $21,800 for these markets were compared by market to the undiscounted cash flows. Since impairment was indicated discounted cash flows were prepared and an impairment charge of $17,023 was recorded. In addition, the Company has reevaluated the carrying value of the Reporcin manufacturing facility and inventory on hand.

The Company intends to investigate alternative methods to service the US market and will continue to market Reporcin in markets where registrations have been received.

The impairment loss and other charges recorded are as follows:
		Classified as:

Intangible asset impairment	$17,023	Impairment loss
Property, plant and equipment	16,353	Impairment loss
Other costs	2,342	Impairment loss
Inventory reserve	1,382	Cost of goods sold

	$37,100

12.      Transactions with AL Industrier (ALI)

The Company signed a net lease agreement with ALI which provides for the leasing of a parking lot at the Skoyen Facility through an initial term of October 2014 with the possibility of four consecutive five year renewal terms. The annual rental is 2.4 million Norwegian Kroner. (Approximately $320 at current exchange rates.) As required, the lease was approved by the Company's Audit Committee.

13.     Recent Accounting Pronouncements

Pronouncements adopted:

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

The company adopted the provisions of SFAS 141 for business combinations initiated after June 30, 2001, including the acquisition of the OPB (see Note 3). The reclassification provisions of SFAS 141 and transition and disclosure provisions of SFAS No. 142 were implemented with first quarter 2002 reporting, and the remaining provisions, including the transitional goodwill impairment test were adopted, in the second quarter.

Intangible Assets

Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization and total $403,538 net of accumulated amortization of approximately $103,200 at September 30, 2002. The aggregate amortization expense for these intangibles for the three months and nine months ended September 30, 2002 was $9,409 and $26,126 respectively. Annual amortization expense for the years 2002 through 2006 is currently estimated to be approximately $34,700, $33,900, $33,500, $32,100 and $29,700, respectively.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:
Total
Balance December 31, 2001	$870,621
Net intangible asset reclassifications and other	(119,283)
Finalization of OPB purchase price allocation	(51,500)
Foreign exchange translation	22,843

Balance September 30, 2002	$722,681

Net intangible asset reclassifications represent product rights (as discussed above) which had been separately identified but which had been classified as Goodwill for financial reporting purposes prior to the adoption of SFAS 142. All goodwill is not subject to amortization as of January 1, 2002. The Company has assigned intangibles and goodwill to identified reporting units, has completed the transitional impairment test as required, and has determined that there was no impairment of existing goodwill. This assessment was made utilizing forecasted cash flows discounted at a rate of 11%. If the forecasts for these cash flows are not met, an impairment of goodwill may result. The Company will perform the required annual tests for impairment in the fourth quarter of 2002.

Goodwill is attributable to the Company's reportable segments as follows:

IG	$248,708
API	4,632
USHP	403,374
AH	65,967
$722,681

Earnings Excluding Goodwill Amortization

For the three and nine month periods ended September 30, 2001, the statement of income adjusted to exclude amortization expense related to goodwill and related taxes is as follows:
	Three Months		Nine Months
As Reported		As Adjusted	As Reported	As Adjusted
Operating Income	$21,066	$25,621	$92,393	$106,095
Net Income (loss)	$6,599	$10,361	$42,321	$53,638
EPS - diluted	$0.16	$0.25	$1.01	$1.24

SFAS 144. During August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment on Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability weighted cash flow estimation approach. The previous guidance provided in SFAS 121 is to be applied to assets to be disposed of by sale. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The Company has adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Pronouncements not yet adopted:

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

      In addition, in 2001 and throughout 2002, the Company continued its efforts to reorganize and refocus on activities intended to improve future performance of its operating divisions including a de-leveraging program to reduce its debt. Also among these other actions was a change in marketing strategy in AH which decreased the offering of both extended payment terms and price discounts unrelated to volumes purchased.

      Most comparisons of 2002 consolidated results were also affected by the Company's adoption of Financial Accounting Standard No. 142 ("SFAS 142") effective January 1, 2002 which states that goodwill is no longer subject to amortization. Each of the quarters of 2001 include approximately $4.6 million of goodwill amortization expense which was not included in 2002 ($.09 per share diluted in the third quarter and $.23 per share diluted year to date).

Results of Operations - Nine months ended September 30, 2002

      Total revenue increased $163.6 million (22.4%) in the nine months ended September 30, 2002 compared to 2001. Operating income in 2002 was $60.0 million, a decrease of $32.4 million compared to 2001. The Company recorded a net loss of $27.3 million ($.55 per share diluted) compared to net income of $42.3 million ($1.01 per share diluted) in 2001. 2002 results include significant charges and expenses related to the required acquisition accounting for OPB, de-leveraging activities, severance related to reorganization and restructuring and the impairment of assets related to an Animal Health product. The following table summarizes the effect of identified transactions on the 2002 statement of income:

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

2002 Identified Transactions

($ in millions)	2002 Reported	OPB Faulding	De- leveraging	Severance	Impair- ment Loss	Total	2002 Adjusted	2001 Adjusted
Revenue	$895.8	$ ---	$ ---	$ ---	$ ----	$ ---	$895.8	$732.2

Cost of Sales	509.4	5.3	---	.1	1.4	6.8	502.6	419.1

Gross Profit	386.4	(5.3)	---	(.1)	(1.4)	(6.8)	393.2	313.1

Selling, General & Admin. and Impairment Loss	326.4	-------	-------	2.4	35.7	38.1	288.3	207.0

Operating Income (Loss)	60.0	(5.3)	---	(2.5)	(37.1)	(44.9)	104.9	106.1

Interest Expense	(54.2)	---	---	---	---	---	(54.2)	(28.4)

Other Income (Expense)	(54.0)	-------	(48.0)	-------	----	(48.0)	(6.0)	(.2)

Pre Tax Income (Loss)	(48.2)	(5.3)	(48.0)	(2.5)	(37.1)	(92.9)	44.7	77.5

Taxes	(21.4)	(2.0)	(18.7)	(.8)	(12.9)	(34.4)	13.0	23.9

Net Income (Loss) - Before Extraordinary Item	(26.8)	(3.3)	(29.3)	(1.7)	(24.2)	(58.5)	31.7	53.6

Extraordinary Item	(.4)	---	(.4)	---	----	(.4)	------	------

Net Income (Loss)	$(27.2)	$ (3.3)	$(29.7)	$(1.7)	$ (24.2)	$(58.9)	$31.7	$53.6

Gross Profit %	43.1%						43.9%	42.8%

Operating expenses as % of revenues	36.4%						32.2%	28.3%

Operating income as % of revenues	6.7%						11.7%	14.5%

2001 adjusted reflects a reduction of goodwill amortization expense in SG&A of approximately $13.7 million (2002 and 2001 as reported, are included in the consolidated statement of income on page 4.)

A discussion of the 2002 identified transactions follows:

OPB Acquisition

      The OPB acquisition closed on December 12, 2001, and in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" was accounted for by the purchase method. Required adjustments for purchase accounting included a step-up of finished goods inventory of $7.1 million of which $1.8 million was expensed as the acquired inventory was sold in December 2001. The remaining balance of $5.3 million was expensed as the inventory was sold in the first quarter of 2002 ($.07 per share).

De-leveraging Activities

      In the fourth quarter of 2001, the company adopted a comprehensive de-leveraging plan, including a number of actions including expense, capital spending and working capital controls. In March 2002, the company prepaid $35.0 million of senior debt and recorded an extraordinary charge for early extinguishment of debt ($.7 million pretax, $.4 million after tax). In addition, the Company issued 6.7 million new shares in exchange for $110 million of outstanding convertible notes and recorded a non-cash expense of $48.0 million pretax and $29.3 million after tax ($.60 per share)

Severance for Reorganization and Restructuring

      In the first quarter 2002, the Company continued its management reorganization and recorded charges for severance of approximately $2.5 million pretax, $1.7 million after tax ($.03 per share).

Impairment Loss - Reporcin

      In the third quarter of 2002 the Company determined that certain tangible and intangible assets related to an Animal Health product, Reporcin, were impaired and recorded a pre-tax charge of $37.1 million, ($24.2 million after tax or $.47 per share).

Results of Operations (excluding identified transactions and goodwill amortization) - Nine months ended September 30:

Nine Months Ended September 30,	Revenues		Operating Income (loss)
	2002	2001	2002 Reported	2001 Reported	2002 Adjusted (1)	2001 Adjusted (2)

International Generics ("IG") (previously IPD)	$234.5	$201.1	$25.3	$16.1	$25.7	$24.8

Active Pharmaceutical Ingredients ("API") (previously FCD)	58.3	53.7	26.9	24.1	26.9	24.2

US Human Pharmaceuticals ("USHP")	372.8	210.8	51.1	23.7	56.4	25.5

Total Human Pharmaceuticals	665.6	465.6	103.3	63.9	109.0	74.5

Animal Health ("AH")	233.6	269.3	(18.1)	45.4	20.0	48.4

Unallocated and Eliminations	(3.4)	(2.7)	(25.2)	(16.9)	(24.1)	(16.8)

Total	$895.8	$732.2	$60.0	$92.4	$104.9	$106.1

  Adjusted for 2002 identified transactions
  Adjusted to exclude goodwill amortization on the same basis as 2002

Revenues

      Revenues in USHP increased $162.0 million (76.8%) due to the inclusion of the OPB ($187.4 million), which was acquired in December 2001. Revenues in the liquid and topical business declined due to the recall of two products in the first quarter and the effects of regulatory compliance activities at the Baltimore plant. In connection with the OPB acquisition, the Company noted that certain of OPB's wholesale customers have levels of inventory generally higher than the Company has historically experienced. The Company estimates that inventory levels at wholesalers generally range from 2 -6 months for all products, with a majority at the lower end of the range. One major wholesaler customer typically holds up to 5 months inventory for certain products. These inventory levels have remained consistent since the acquisition. However, in the event that customers reduce inventory levels in the future, the Company's revenues could be adversely impacted. Revenues will also be adversely impacted in future quarters by the FDA regulatory compliance activities at the Baltimore plant. (See Gross Profit below and Note 10).

      Revenues in IG increased 16.6% to $234.5 million compared to $201.1 million in 2001. IG revenues, excluding both an $8.1 million increase due to translation of currencies into the US dollar and $11.4 million due to the acquisition in December 2001 of the Faulding business in China, grew 6.9%. The organic growth in IG revenues resulted from volume increases in the UK and other markets for base and new products (including Omeprazole in the UK) offset partially by price declines primarily in the UK. Pricing in the UK is below 2001 levels and remains highly competitive.

      Revenues in API increased $4.6 million (8.6%) compared to 2001 primarily due to volume increases in Vancomycin and Amphotericin.

      Animal Health ("AH") revenues were $233.6 million compared to $269.3 million in 2001. The first six months of 2001 included $36.1 million in revenue related to the financial statement revision which modified the timing of revenue recognition from the time an order was segregated in a third party warehouse and billed, to when the order was delivered. First half of 2002 revenues were negatively impacted by the effect of the change in business practices initiated in the fourth quarter of 2001, as distributors reduced their inventory levels. Third quarter 2002 sales exceeded 2001 sales by approximately $16.7 million reflecting increased volume of AH products for the cattle and poultry markets. Demand from swine producers remained soft in the quarter due to market conditions, which currently include lower swine prices due to an excess supply, and competitive activity. To meet competition for generic swine products, AH has designed marketing programs which provide pricing incentives to customers, including distributors and dealers, for purchasing agreed quantities. Customers are given and must adhere to normal commercial terms (i.e. 30 days) for their purchases in order to receive price incentives.

Gross Profit

      On a company-wide basis gross profit increased $73.3 million as reported and $80.1 million excluding the identified transactions, primarily the OPB inventory write up required by purchase accounting. As a percentage of sales, overall gross profit was 43.1% as reported, 43.9% excluding the identified transactions and 42.8% in 2001. The increase in gross margin dollars excluding the identified transactions represents increases for the inclusion of OPB and volume increases in IG's UK business being offset partially by lower pricing in IG, and volume declines in AH and USHP. USHP margins were negatively impacted by the production slowdowns related to the first quarter 2002 product recalls and other remedial actions in response to FDA inspection at its Baltimore plant.

      The Company's current remediation plan for the Baltimore plant, provided in response to the FDA inspection observation ("Form 483") was submitted to the FDA in early October. The plan is estimated to cost approximately $30.0 million, to be completed in 18 to 20 months and to reduce production at this plant. Currently, the Company expects to spend approximately $2.5 - $3.0 million in the fourth quarter 2002, approximately $15.0 million in 2003 and the balance in 2004. The current plan is subject to FDA comment and approval which could change the scope and estimate of cost and require recalls of product.

Selling, General and Administrative and Research and Development Expense ("SGA and R&D")

     On a consolidated basis SGA and R&D expenses increased $70.0 million as reported and approximately $83.7 million excluding the effect of goodwill amortization. The increase is primarily attributable to the inclusion of OPB operations, severance related to the reorganization, increased expenses related to the implementation of a company-wide ERP system (included in unallocated) and generally higher insurance costs. Operating expenses as a percent of revenue were higher in 2002 primarily due to AH having lower sales levels and generally higher expense percentages for the base OPB business.

Impairment Loss - Reporcin

      In the third quarter of 2002 the Company determined that certain tangible and intangible assets related to an Animal Health product, Reporcin, were impaired and recorded a pre-tax charge of $37.1 million, ($24.2 million after tax or $.47 per share).

Operating Income

      Operating income decreased by $32.4 million as reported and by $1.2 million excluding identified transactions and goodwill amortization. Operating income was reduced by approximately $2.0 million for foreign currency translation. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2001 as reported	$16.1	$24.1	$23.7	$45.4	$(16.9)	$92.4

Adjustment for goodwill amortization	8.7	..1	1.8	3.1	----	13.7

2002 identified transactions	(.4)	(.1)	(5.3)	(38.0)	(1.1)	(44.9)

2001 financial statement revision	-----	----	---	(21.7)	----	(21.7)

Net margin improvement (decrease) due to volume, price, new products, acquisitions and expenses	.9	2.8	30.9	(6.9)	(7.2)	20.5

2002 as reported	$25.3	$26.9	$51.1	$(18.1)	$(25.2)	$60.0

Interest Expense

      Interest expense was $54.2 million compared to $28.4 million in 2001. The increase results from debt incurred to finance the OPB acquisition which was offset slightly by lower interest rates in 2002 and reduced interest expense on convertible debentures which were exchanged for common stock in March 2002.

Other, Net

      Other, net was $54.0 million expense in 2002 compared to $.2 million expense in 2001. The increase is primarily attributable to expenses of $48.0 million for the two exchanges of common stock for convertible notes in March 2002. In addition, 2002 includes foreign exchange transaction losses of $5.1 million compared to $3.6 million losses in 2001. The 2002 and 2001 losses were incurred primarily by Latin and South American operations.

Tax Provision

      The tax provision (benefit) in 2002 as a percentage of pre-tax income was approximately (44.3%) including identified transactions as compared to 33.7% in 2001. The Company currently estimates its 2002 effective tax rate at approximately 29%, excluding identified transactions.

Extraordinary Item

      In 2002, in accordance with GAAP, the Company reported an extraordinary item due to the early extinguishment of debt. The Company prepaid $35.0 million of term debt resulting in a pre-tax loss of $.7 million and after tax loss of $.4 million ($.01 per share).

Results of Operations - Three Months Ended September 30, 2002

      Total revenue increased $91.4 million to $321.4 million (39.7%) in the three months ended September 30, 2002 compared to 2001. Operating income in 2002 was $8.2 million a decrease of $12.9 million, compared to 2001. Net loss was $6.0 million ($.12 per share diluted) compared to net income of $6.6 million ($.16 per share diluted) in 2001.

      The third quarter 2002 includes a charge for the impairment of assets related to an Animal Health product, Reporcin. The charge totaled $37.1 million, ($24.2 million after tax or $.47 per share). Excluding the charge in 2002 the Company's net income was $18.2 million ($.35 per share). 2001 includes goodwill amortization which was discontinued in 2002 in accordance with SFAS 142. On a comparative basis excluding goodwill amortization from 2001, net income would have been approximately $10.4 million, or $.25 per share.

      The following table compares 2002 results with 2001 results on a comparative basis by adjusting 2001 results to exclude goodwill amortization.

Results of Operations (excluding the impairment loss in 2002 and goodwill amortization in 2001) - Three months ended September 30:

Three Months Ended September 30,	Revenues	Operating Income (loss)
	2002	2001	2002 Reported	2001 Reported	2002 Adjusted(1)	2001 Adjusted (2)

International Generics ("IG") (previously IPD)	$82.8	$63.7	$9.4	$4.4	$9.4	$ 7.3

Active Pharmaceutical Ingredients ("API") (previously FCD)	19.5	17.6	8.1	7.8	8.1	7.8

US Human Pharmaceuticals (USHP)	135.4	80.9	26.3	11.1	26.3	11.7

Total Human Pharmaceuticals	237.7	162.2	43.8	23.3	43.8	26.8

Animal Health ("AH")	84.6	67.9	(27.0)	1.7	10.1	2.8

Unallocated and Eliminations	(.9)	(.1)	(8.6)	(3.9)	(8.6)	(4.0)

Total	$321.4	$230.0	$8.2	$21.1	$45.3	$25.6

(1) Adjusted to exclude the impairment loss related to Reporcin.

(2) Adjusted to exclude goodwill amortization on the same basis as 2002.

Revenues

      Revenues in USHP increased $54.5 million, (67%) to $135.4 million due to the inclusion of $66.8 million in revenues from the OPB which was acquired in December of 2001. Excluding the OPB acquisition, USHP revenues declined $12.3 million due primarily to lower liquid generics revenue due primarily to reduced production at the Baltimore site resulting from the effects of regulatory compliance activities in 2002.

      Revenues in IG increased 30% to $82.8 million compared to $63.7 million in 2001. IG revenues excluding both a $6.9 million increase due to translation of currencies into the US dollar and $3.6 million of revenues due to the acquisition in December 2001 of the Faulding business in China, grew approximately 14%. The growth in IG resulted primarily from the UK where the Company was first to launch Omeprazole. The positive effect of Omeprazole was partially offset by lower overall pricing in the UK relative to 2001. The UK pricing environment remains highly competitive. Pricing was also lower in Germany due to regulatory developments. API revenues of $19.5 million increased $1.9 million reflecting increased sales of amphotericin and vancomycin.

      Animal Health revenues were $84.6 million in 2002 compared to $67.9 million in 2001, reflecting increased volume in the cattle and poultry markets. Demand from Swine producers remained soft due to market conditions and competitive activity. To address the competitive activity in swine products, AH continued targeted marketing programs which provided pricing incentives to customers, primarily distributors, for committing to purchase generic feed additives. Customers were given normal commercial terms for their purchases (i.e. 30 days).

Gross Profit

      On a company wide basis gross profit increased $49.7 million and margins were 44.4% compared to 40.4% in 2001. The acquisition of the OPB accounts for a majority of the increase and the increase in gross margin percent. Gross profit increases were recorded in IG, AH and API and were partially offset by production inefficiencies in USHP due to the production slowdowns related to remedial actions in response to FDA inspections at its Baltimore plant.

SGA and R&D

      SGA and R&D increased $26.8 million as reported and $31.4 million excluding the effect of goodwill amortization. The increase is primarily attributable to the OPB acquisition. In addition unallocated corporate expenses increased due mainly to costs related to the implementation of a company-wide ERP system, including the amortization of capitalized software costs and increased personnel costs and professional fees. Other operating expense increases resulted from increased insurance costs company-wide and the translation effect of costs incurred in foreign currencies being translated into the US dollar. Operating expenses in 2001 were lower in IG, AH and Corporate as bonus accruals of $2.6 million in total were reversed in the third quarter of 2001.

Impairment Loss - Reporcin

      In the third quarter of 2002 the Company determined that certain tangible and intangible assets related to an Animal Health product, Reporcin, were impaired and recorded a pre-tax charge of $37.1 million, ($24.2 million after tax) or ($.47 per share).

Operating Income

      Operating income decreased by $12.9 million as reported and increased by $19.7 million excluding identified transactions and goodwill amortization. Operating income was reduced by approximately $1.1 million for foreign currency translation. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2001 as reported	$4.4	$7.8	$11.1	$1.7	$(3.9)	$21.1

Adjustment for goodwill amortization	2.9		..6	1.1	----	4.6

2002 impairment loss				(37.1)		(37.1)

Net margin improvement (decrease) due to volume, price, new products, acquisitions and expenses	2.1	.3	14.6	7.3	(4.7)	19.6

2002 as reported	$9.4	$8.1	$26.3	$(27.0)	$(8.6)	$8.2

Interest Expense and Other

      Interest expense increased $6.6 million to $17.7 million in 2002 due to increased debt levels related to the OPB acquisition offset partially by lower interest expense as a result of decreased convertible debt.

      Other Income/Expense was $2.4 million of expense in 2002 compared to expense of $1.4 million last year. In the third quarter of 2002, the Company recorded foreign exchange transaction losses of $1.8 million primarily related to its operations in Latin and South America.

Financial Condition

      At September 30, 2002, stockholders' equity was $1,058.8 million compared to $891.6 million at December 31, 2001. The ratio of long-term debt to equity was 0.86:1 at September 30, 2002 and 1.16:1 at December 31, 2001. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible debentures for common stock and other equity issuances totaling approximately $141.9 million, a positive currency translation adjustment of $59.5 million, offset by a net loss of $27.3 million and dividends of $6.9 million.

      Working capital at September 30, 2002 was $355.3 million compared to $319.4 million at December 31, 2001. The current ratio was 2.03:1 at September 30, 2002 compared to 1.93:1 at December 31, 2001.

      Cash flow from operations for the nine months of 2002 was $111.9 million compared to $19.6 million in 2001. The 2002 net loss includes a $29.3 million net expense on the exchange of a portion of the two series of convertible notes and a $37.1 million impairment loss, which are non-cash and therefore do not impact cash from operations. 2002 cash flow benefited from reduced accounts receivable balances principally in AH due to the change in marketing strategy. Net cash refunded for taxes of $13.4 million also contributed to the 2002 cash flow. Partially offsetting cash flow sources was an increased investment in inventory due mainly to AH. A significant portion of the AH's increase relates to a product which it presently buys from a third party supplier but will commence manufacturing in 2003. The increased inventory is meant to satisfy customer requirements during the transition period. A portion of AH's inventory investment is a result of higher than required purchasing commitments made in prior years and intense competition for certain commodity products which has resulted in lower than expected sales. AH is addressing current inventory positions through supply contract renegotiation and is considering production reductions through plant rationalizations.

      As of September 30, 2002 the Company has capital expenditures and intangible asset purchases of $62.7 million and is budgeted to spend up to approximately $90.0 million in total in 2002. Major capital expenditures include a company wide information systems project, an expansion of API manufacturing in Copenhagen and the construction of an AH plant for Lasalocid. The manufacturing facilities require regulatory approvals by various agencies to allow production and in some instances changes in third party agreements. Any delay in receipt of approvals or required agreement changes could delay production start ups and/or increase operating costs.

      Balance sheet amounts increased as of September 30, 2002 compared to December 2001 in U.S. Dollars as the functional currencies of some of the Company's principal foreign subsidiaries appreciated versus the U.S. Dollar. These increases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $8.2 million, inventories $9.7 million, accounts payable and accrued expenses $7.7 million, and total stockholder's equity $59.5 million. The $59.5 million increase in stockholder's equity represents other comprehensive income for the nine months and results from the weakening of the U.S. Dollar in 2002 against most major functional currencies of the Company's foreign subsidiaries.

     The Company is currently reviewing its U.S. and international pension plan assumptions. With respect to U.S. plan assumptions the Company believes the discount rate and return on asset assumptions will likely be decreased by 25 to 50 basis points. As a result, the Company expects U.S. pension expense to increase by up to $1.5 million in 2003.

      At September 30, 2002, the Company had $41.2 million in cash; available short term lines of credit of approximately $48.0 million and $265.0 million available under its 2001 Credit Facility. Approximately $80 million of this debt capacity could have been utilized as of September 30, 2002 without violating any of the leverage ratios under the Company's 2001 Credit Facility.

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its total indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60.0 million of its variable rate borrowings under the 2001 Credit Facility. As a result of the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100.0 million of its variable rate borrowings at a fixed rate of 7.7% as of September 30, 2002. Realized and unrealized gains and losses on these swaps were not material to the Company's results of operations for the quarter and nine months ended September 30, 2002.

      In the fourth quarter of 2001 the Company completed the acquisition of the OPB (See Notes 3 and 6) and entered into a $900 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis and pro-forma for the acquisition of the OPB is important to many of these tests. Certain of these covenants become more restrictive as of December 31, 2002 and for each year thereafter through 2004. The Company is in compliance with these covenants as of September 30, 2002.

      Continued compliance with these covenants in 2002 and 2003 is dependent on the Company's EBITDA, as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income or on the Company's ability to reduce the amount of its outstanding debt and/or related interest. The Company has undertaken certain actions in the fourth quarter of 2001 and during 2002 to reduce the amount of its outstanding debt as part of an overall deleveraging plan. The deleveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65.0 million and exchanged common shares for $34.1 million of convertible subordinated debt. Additionally, in the first quarter of 2002, the Company prepaid term debt of $35.0 million and exchanged common shares for approximately $110.0 million of convertible subordinated debt. On an overall basis, senior debt and total debt at September 30, 2002 were $564.7 million and $938.8 million, respectively, compared to $581.5 million and $1,060.6 million, respectively at December 31, 2001. The Company will continue to pursue its other alternatives to further reduce debt. In this regard, the Company intends to prepay up to $35 million of term debt in the fourth quarter of 2002 and replace it initially with revolving credit debt which can be reduced as cash is generated and reborrowed, if necessary.

      Based on the above actions, combined with operating profit currently forecasted for 2002 and the Company's preliminary forecast for 2003, the Company expects to comply with these covenants throughout 2002 and 2003. Currently forecasted operating profit includes the currently estimated impact of a proposed remediation plan for the Baltimore plant. (See above and note 10). The proposed remediation plan is subject to the review and approval of the FDA and could ultimately have a cost and timing different than presently anticipated by the Company. The Company believes it has the ability to further reduce operating or capital expenditures, and sufficient sources of funds such that debt could be further reduced, if additional actions become necessary to comply with the covenants.

      The Company is currently reviewing options, including plant rationalizations, asset sales and organizational and business structure changes to further reduce its cost base and improve profitability. Certain of these actions may require the consent of the parties to the credit facility.

Recent Accounting Pronouncements

SFAS 142, "Goodwill and other Intangible Assets" required the Company to complete a transitional impairment test of its goodwill. The assessment was made as of January 1, 2002 using forecasted cash flows discounted at a rate of 11%. The assessment did not indicate impairment. As of January 1, 2002 the Company's stock was at $26.45 per share and its market capitalization exceeded its stockholder's equity by approximately $280 million.

The Company is required by SFAS 142 to conduct an annual impairment test of its goodwill in the fourth quarter of 2002. The Company intends to perform the required assessment based on forecasted cash flows discounted at a rate approximately equal to the 11% used in the transitional test. As of November 5, 2002 the Company's stock was at $10.74 per share and its market capitalization is lower than its stockholders' equity by approximately $500 million.

The Company believes its lower stock price reflects both general stock market conditions and operating and regulatory matters currently facing the Company. The Company is also considering asset sales which may require estimates of fair market value of certain of its components based on methods other than discounted cash flow.

The Company does not believe a reduction in fair market value, as reflected in the fluctuation of its stock price which has occurred in 2002, require it to permanently impair its goodwill. The Company will consider its discounted cash flow methodology in light of other measures of fair market value of certain of its components. The Company cannot predict whether this will result in a goodwill impairment in the fourth quarter of 2002.

SFAS 144 "Accounting for Impairment or Disposal of Long Lived Assets" requires, among other things, that assets be tested when events or changes in circumstances suggest its carrying value may not be recoverable. The Company has a subsidiary in France which is part of IG and was purchased in 1999. The French market for generics is growing but competition and government programs have made profitable growth difficult to achieve. In September 2002, the government proposed additional regulations which if adopted, may lower the subsidiary's current and potential profitability. The Company has $12.9 million in intangible assets which are required to be tested under SFAS 144. As the legislation has not been adopted, the Company expects to complete probability weighted cash flow forecasts to determine if impairment of certain intangible assets is required in the fourth quarter of 2002.

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

Item 4. Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

The Company has implemented a formal disclosure procedure designed to ensure that material information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Report, is accumulated and communicated to the CEO and CFO as appropriate and in a timely manner. The disclosure procedure involves participation by various individuals in the Company who have access to material information relating to the operations of the Company.

Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, they concluded that such disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's Exchange Act filings.

(b) Changes in Internal Controls

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date. During 2002, significant actions were taken by the Company to address deficiencies in certain internal controls which were discussed with the Company's Audit Committee and formally documented by the Company's independent auditors as reportable conditions in their communication to the Audit Committee of the Company's Board of Directors in connection with their audit of the Company's December 31, 2001 financial statements.

Reportable conditions involve matters relating to significant deficiencies in the design or operation of internal controls that, in an auditor's judgment, could adversely affect a company's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements.

The Company's auditors identified the following two reportable conditions: (i) unclear reporting relationships between the Company's corporate finance division and the finance officers of the individual operating divisions, resulting in the corporate finance division's inability to directly and effectively oversee the finance activities of the operating divisions, and (ii) lack of formal Company wide accounting policies and procedures.

     The Company is addressing the reportable conditions by taking the following actions: (i) the Company has made changes and additions in key finance personnel and has established clear reporting relationships, (ii) the Company has standardized and increased the scope of monthly and quarterly financial review procedures, (iii) the Company completed a review, through an international accounting firm, of the internal controls of the Animal Health business which was the subject of the Company's 2001 restatement, (iv) the Company has engaged an international accounting firm to establish an internal audit function and (v) the Company is introducing formal accounting policies relating to significant risk areas in the form of a policy manual. The Company believes it has made significant progress in improving its internal control structure and is appropriately addressing the two reportable conditions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Company's Consolidated Condensed Financial Statement included in Part I of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

10.0    Parking Lot Lease Agreement between A.L. Industrier ASA and Alpharma AS dated February 1, 2002.

10.1     Employment contract dated October 21, 2002 between the Company and Michael J. Valentino.

99.0      Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

          On August 14, 2002 a Form 8-K was filed. The Form 8-K included the certifications of the Form 10Q for the period ended June 30, 2002 signed by the principal executive officer and principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date: November 14, 2002	/s/ Matthew Farrell
Matthew Farrell Executive Vice President, Finance and Chief Financial Officer

CERTIFICATION

I, Ingrid Wiik, Chief Executive Officer of Alpharma Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alpharma Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ Ingrid Wiik__________________
Ingrid Wiik President and Chief Executive Officer

CERTIFICATION

I, Matthew Farrell, Chief Financial Officer of Alpharma Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Alpharma Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ Matthew Farrell_____________
Matthew Farrell Executive Vice President, Chief Financial Officer