Form 10-K
period 2002-12-31
ALPHARMA INC
filed 2003-03-24
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission File No. 1-8593

ALPHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Executive Drive, Fort Lee, New Jersey 07024 (Address of principal executive offices) zip code
(201) 947-7774 (Registrant's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange
Subordinated Convertible Notes due 2005	New York Stock Exchange
Convertible Senior Subordinated Notes due 2006	New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).

YES __X_	NO: ______

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of June 28, 2002 was $668,800,000 and as of March 10, 2003 was $621,450,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 10, 2003 was:

Class A Common Stock, $.20 par value - 39,582,908 shares;
Class B Common Stock, $.20 par value - 11,872,897 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2003 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

Trademarks

The following are trademarks and service marks belonging to, licensed to, or otherwise used by us throughout this Form 10-K: Pentalong™, Kadian®, Serax®, Feverall®, Reporcin®, BMD®, Albac®, Chlormax®, Aureomycin®, Deccox™, Bovatec®, Robenz®, Rofenaid®, Zoamix®, Bio-Cox®, Cygro®, 3-Nitro®, Histostat®, Avatec®.

The following trademarks used throughout this Form 10-K are owned by their respective owners, as indicated, and are unaffiliated with us in any way:

Cardizem®, a registered trademark of Carderm Capital L.P.

Glucophage®, a registered trademark of Lipha

Phenergan®, a registered trademark of Wyeth

Neurontin®, a registered trademark of Warner-Lambert Company

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

PART I

Item 1. Business

GENERAL

The Company is a leading global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company offers a comprehensive range of generic human pharmaceutical products in over 800 tablet, capsule, liquid and topical formulations and dosage forms. It also manufacturers and markets animal health products in over 100 formulations and dosage forms. The Company conducts business in more than 60 countries and has approximately 4,700 employees at 40 sites in 27 countries. For the year ended December 31, 2002, the Company generated revenue of approximately $1,238.0 million.

Formation

The Company is incorporated in Delaware. The Company was originally organized as A.L. Laboratories, Inc., a wholly owned subsidiary of Apothekernes Laboratorium A.S., a Norwegian healthcare company (the predecessor company to A.L. Industrier ASA). In 1994, the Company acquired the complementary human pharmaceutical and animal health business of its parent company and subsequently changed its name to Alpharma Inc. to operate worldwide as one corporate entity.

Controlling Stockholder

A.L. Industrier ASA ("Industrier") beneficially owns all of the outstanding shares of the Company's Class B common stock, or approximately 23% of the Company's total common stock outstanding at December 31, 2002. The Class B common stock currently bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. Mr. Einar Sissener, Chairman of the Board of the Company and a controlling stockholder of Industrier, and members of his immediate family, also beneficially own 373,667 shares of the Company's Class A Common Stock. As a result, Industrier, and ultimately Mr. Sissener, can control the Company.

Financing Structures

The Company has in place the following debt facilities:

(i) Senior Credit Facility (the "2001 Credit Facility")

In 2001, the Company, through its wholly-owned subsidiary, Alpharma Operating Corporation ("Alpharma Operating Corporation"), and certain of the Company's subsidiaries entered into a credit agreement with the Bank of America, N.A. and a syndicate of lending institutions that provided up to a maximum of $900.0 million of secured senior credit consisting of:

    a six year $300.0 million revolving credit facility;

    a six year $175.0 million term A loan; and

    a seven-year $425.0 million term B loan.

As of December 31, 2002, approximately $480.0 million was outstanding under the 2001 Credit Facility. As of that date, the Company had permanently repaid approximately $171.0 million of the term A and term B loans and voluntarily reduced the amount available under the revolving line of credit by $150.0 million pursuant to the terms of a December 2002 amendment to the 2001 Credit Facility, resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $579.0 million. As of December 31, 2002, the unused portion of the revolver, as amended, was $99.0 million.

In December 2002, the Company and the relevant lenders signed an amendment to the 2001 Credit Facility that includes covenant relief and permits certain strategic initiatives, including plant closures and asset write-downs, and the permanent prepayment of certain debt under the 2001 Credit Facility.

(ii) 12% Senior Subordinated Notes

In 2001, Alpharma Operating Corporation sold $200.0 million in principal amount of 12% senior subordinated notes (the "12% Notes") due 2009 to affiliates of Banc of America Securities LLC and CIBC World Markets Corp. Pursuant to the terms of the 12% Notes, the Company is presently paying an effective interest rate of 12.5%. The holders of the 12% Notes have the right to cause the Company to issue exchange notes, which can be sold to third parties.

(iii) 5.75% Convertible Subordinated Notes

In March 1998, the Company issued $125.0 million of 5.75% convertible subordinated notes (the "5.75% Notes") due 2005 of which $34.2 million remain outstanding after an exchange of $90.9 million principal amount of 5.75% Notes for 3,266,850 shares of the Company's Class A common stock in 2001 and 2002. The Company incurred non-cash, pre-tax charges of approximately $21.0 million in connection with these exchanges. The remaining 5.75% Notes may be converted into common stock at a conversion price of $28.594 per share at any time prior to maturity, subject to adjustment under certain conditions. The Company may redeem the remaining 5.75% Notes, in whole or in part, at a premium plus accrued interest. Concurrently with the Company's issuance of the 5.75% Notes in March 1998, Industrier, the controlling stockholder of the Company, purchased approximately $67.9 million principal amount of a 5.75% convertible subordinated note (the "Industrier Note"). In connection with the Company's financing of the acquisition of the oral solid dose pharmaceutical business from Mayne Nickless in 2001 ("Faulding Acquisition") (See "U.S. Human Pharmaceuticals - Acquisitions"), the Industrier Note was converted into 2,372,897 shares of Class B common stock of the Company in accordance with the terms of the Industrier Note.

(iv) 3.0% Convertible Subordinated Notes

In June 1999, the Company issued $170.0 million principal amount of 3.0% convertible senior subordinated notes due 2006 (the "3% Notes") of which $122.0 million remain outstanding. The Company recorded a non-cash, pre-tax charge of approximately $27 million in the first quarter of 2002 in connection with the exchange of $53.4 million in principal amount of the 3% Notes for 3,433,104 shares of the Company's Class A common stock. The remaining 3% Notes pay cash interest of 3% per annum, calculated on the initial principal amount of the 3% Notes. The remaining 3% Notes are convertible at any time prior to maturity, unless previously redeemed, into 31.1429 shares of the Company's Class A common stock per one thousand dollars of initial principal amount of 3% Notes. The 3% Notes will mature at a price of 134.104% of the initial principal amount. the payment of the principal amount of the 3% Notes at maturity (or earlier, if the 3% Notes are redeemed by the Company prior to maturity), together with cash interest paid over the term of the 3% Notes, will yield investors 6.875% per annum.

De-leveraging Strategy

To better assure the Company's continued debt covenant compliance and to increase operating flexibility, the Company has implemented a strategy to de-leverage its balance sheet. Pursuant to this strategy, in 2002 the Company undertook a series of initiatives which included expense, capital spending and working capital controls and a focus on increasing free cash flow. In 2002, the Company exchanged $110.0 million of its 5% Notes and 3% Notes for the Company's Class A common stock as described above, and through its focus on managing its working capital generated $162.2 million of net cash provided by operating activities. Primarily, as a result of these actions the Company was able to reduce its outstanding debt in 2002 by $164.7 million. The Company intends to continue its focus on free cash flow in 2003. In addition, the Company is continuing to evaluate possible sale of assets but has made no decision with respect to any material divestiture. The Company may also issue additional common stock for cash or in exchange for existing debt.

Management and Financial Reporting Structure

The Company operates in the human and animal pharmaceuticals industries. For financial reporting purposes it has four businesses within these industries: Animal Health, U.S. Human Pharmaceuticals, International Generics and Active Pharmaceutical Ingredients. International Generics was formerly called International Pharmaceuticals. The Active Pharmaceutical Ingredients business was formerly called Fine Chemicals.

During 2002, International Generics ("IG") and Active Pharmaceutical Ingredients ("API") were managed by a single management team as part of Human Pharmaceuticals International ("HPI"). In addition, commencing in January 2003, the three human pharmaceutical business segments, U.S. Human Pharmaceuticals ("USHP"), International Generics and Active Pharmaceutical Ingredients, were realigned as one Human Pharmaceuticals organization. As part of the realignment, USHP was divided into two separate operational units called U.S. Generic Pharmaceuticals and U.S. Branded Pharmaceuticals, and key global management roles were developed to oversee business development, supply chain, scientific affairs and compliance functions. For management purposes, HPI, U.S. Generic Pharmaceuticals, U.S. Branded Pharmaceuticals and each global function are now managed by individual management teams. The IG, API and USHP businesses have remained separate businesses for financial reporting purposes.

In January 2001, the Aquatic Animal Health Division became a part of Animal Health and, for all management and financial purposes, since 2001, has not been reported as a separate business segment.

The following table shows the revenues and operating income or loss of each of the Company's business segments for the past three years:
($ in Millions)	Revenues			Operating Income (loss)
	2002	2001	2000	2002	2001	2000

International Generics	$326.9	$262.9	$309.3	$19.0	$10.4	$41.7
Active Pharmaceutical Ingredients	83.6	74.4	62.7	38.9	32.2	25.5
Human Pharmaceuticals International (a)	410.5	337.3	372.0	57.9	42.6	67.2

U.S. Human Pharmaceuticals (b)	507.8	306.4	233.0	66.3	(18.9) (e)	26.4

Human Pharmaceuticals(c)	918.3	643.7	605.0	124.2	23.7	93.6

Animal Health (d)	321.9	335.3	300.9	(120.9)(f)	23.6	49.1

Unallocated and eliminations	(2.2)	(4.0)	(5.1)	(34.3)	(22.9)	(18.4)

Total	$1,238.0	$975.0	$900.8	$(31.0)	$24.4	$124.3
____________________________

  Active Pharmaceutical Ingredients (formerly Fine Chemicals) and International Generics were combined in 2001 (and renamed Human Pharmaceuticals International) for management purposes.

  Formerly known as the U.S. Pharmaceuticals Division. Includes operations of the acquired Faulding oral solid dose pharmaceutical business from December 12, 2001, including U.S. Generic Pharmaceuticals and U.S. Branded Pharmaceuticals businesses.

  Human Pharmaceuticals is comprised of International Generics, Active Pharmaceutical Ingredients and U.S. Human Pharmaceuticals.

  Includes amounts, for all presented periods, from the Aquatic Animal Health Division, which was consolidated into the Animal Health Division in January 2001.

  Includes approximately $44.2 million of charges related to the acquisition of the Faulding oral solid dose business.

  Animal Health includes charges to operating income of approximately $66.0 million related to the write-off of goodwill, asset impairment charges of approximately $37.1 million, costs associated with facility closings and related asset write-downs of approximately $45.2 million and severance charges of approximately $3.9 million.

For additional financial information concerning the Company's business segments see Note 23 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Internet Website

The Company maintains an Internet website at http://alpharma.com. The Company makes available free of charge on its website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

NARRATIVE DESCRIPTION OF BUSINESS

Human Pharmaceuticals

The Company's Human Pharmaceuticals business is comprised of the U.S. Human Pharmaceuticals and Human Pharmaceuticals International businesses. The U.S. Human Pharmaceuticals business is comprised of the U.S. Generic Pharmaceuticals and U.S. Branded Pharmaceuticals businesses.

The Human Pharmaceuticals International business is comprised of the International Generics and Active Pharmaceutical Ingredients businesses.

A single integrated management team commenced managing the International Generics and Active Pharmaceutical Ingredients business units, as a single unit, Human Pharmaceuticals International, in October 2001. In January of 2003, Human Pharmaceuticals International and U.S. Human Pharmaceuticals were reorganized into a business unit called Human Pharmaceuticals. In February 2003, the Human Pharmaceuticals organization was further realigned to maximize operational efficiencies. As part of this realignment, the Company divided U.S. Human Pharmaceuticals into two separate operational units called U.S. Generic Pharmaceuticals and U.S. Branded Pharmaceuticals. Additionally, key global roles were developed to oversee business development, supply chain, scientific affairs and compliance. The managers of each of the Human Pharmaceuticals International, U.S. Generic Pharmaceuticals and U.S. Branded Pharmaceuticals businesses in addition to the four global roles, now report directly to the Company's Chief Executive Officer.

In 2002, the Company's Human Pharmaceuticals business had sales of approximately $918.3 million.

The Human Pharmaceuticals business manufactures and markets its primary products, generic pharmaceuticals, through its International Generics and U.S. Human Pharmaceuticals businesses. The Human Pharmaceuticals business also markets specialty brand name pharmaceuticals through its U.S. Branded Pharmaceuticals business and, in certain international markets, through its Human Pharmaceuticals International business. In addition, the Human Pharmaceuticals business manufactures and markets a line of fermentation based active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of generic and branded finished pharmaceutical products. Through acquisitions, the Company has expanded its range of products and enhanced its research and development capabilities.

International Generics ("IG")

IG develops, manufactures and markets a broad range of pharmaceuticals for human use. The Company believes that it is one of the largest manufacturers and marketers of generic oral solid dose pharmaceuticals in Europe, with a substantial presence in the United Kingdom, Germany, the Nordic countries and the Netherlands. IG also has a growing presence in Southeast Asia.

Product Lines. IG manufactures and markets prescription and over-the-counter products using approximately 250 APIs that are sold primarily in approximately 670 different formulations and dosage forms including tablets, capsules, ointments, creams, liquids, suppositories and injections. This includes generic products in approximately 500 tablet and capsule formulations and dosages, approximately 60 liquid formulations and dosages, approximately 60 cream and ointment formulations and dosages for topical use, and approximately 50 injectable formulations and dosages.

IG's European sales of generic pharmaceuticals in 2002 increased due to strong sales in the Nordic countries, the Netherlands and the UK. However, these sales were partially offset by price erosion in the UK and the Netherlands. The addition of Chinese sales as a result of the Faulding Acquisition and favorable foreign currency changes also added to IG's increase in sales.

Prescription Pharmaceuticals. IG has regulatory approvals for approximately 200 prescription products, with a total of approximately 570 formulations and dosage strengths. IG's prescription products comprise a broad product line, concentrating on antibiotic, analgesic/antirheumatic, psychotropic cardiovascular, cough and cold, and corticosteroid therapeutic areas. These products are predominantly sold on a generic basis.

Over-the-Counter Products. IG has regulatory approvals for approximately 45 over-the-counter products, with a total of approximately 100 formulations and dosage strengths. IG has a broad range of products in different product categories including skin care, gastrointestinal care and pain relief. Its range of products also includes vitamins, fluoride tablets, adhesive bandages and surgical tapes, among others.

Acquisitions and Divestitures. In May 1998, the Company acquired Arthur H. Cox and Co. Ltd. (renamed Alpharma Limited), one of the leading generic pharmaceutical manufacturers in the United Kingdom, from Hoechst AG for a purchase price of approximately $198.0 million. Alpharma Limited manufactures and markets tablets, capsules, suppositories, liquids, ointments and creams. Alpharma Limited's main operations, which consist primarily of a manufacturing plant, warehousing facilities and a sales organization, are located in Barnstaple, England. Alpharma Limited distributes its products to pharmacy retailers and pharmaceuticals wholesalers, primarily in the United Kingdom.

In addition, in November 1998 and April 1999, in substantially smaller transactions, the Company acquired generic pharmaceutical product lines in Germany and France. All of the products purchased in these transactions are manufactured under long-term contracts with third parties.

In June 1999, the Company acquired a market presence in the German generic market through the purchase of the Isis group of companies, (renamed Alpharma-ISIS GmbH & Co. KG) ("Alpharma-ISIS"), from Schwarz Pharma AG for a purchase price of approximately $153.0 million. Alpharma-ISIS has a substantial marketing organization but no manufacturing operations. All products are manufactured for Alpharma-ISIS by third parties, including a substantial number under a supply agreement with Schwarz Pharma that expires in 2008 (with annual renewal rights upon mutual agreement of the parties). Approximately 75% of Alpharma-ISIS' sales are of cardiovascular products, the most important of which in terms of sales is the drug Pentalong.

In December 2001, as a result of the Faulding Acquisition, the Company acquired 90% of Alpharma (Foshan) Pharmaceutical Co., Ltd. (formerly Foshan Faulding Pharmaceuticals, Ltd.) ("Alpharma Foshan"). A corporation controlled by the government of the City of Foshan owns the remaining 10% of Alpharma Foshan. Alpharma Foshan manufactures and distributes generic oral pharmaceutical products in the southern and eastern portions of China. (See "U.S. Human Pharmaceuticals - Acquisitions" for a discussion of the Faulding acquisition.)

In January 2003, the Company divested its vitamin business to Nopal AS ("Nopal"), a subsidiary of Industrier, the Company's controlling stockholder, for approximately $3.3 million. In connection with this sale, the Company entered into a supply agreement with Nopal pursuant to which the Company will supply Nopal with certain vitamin products, and two distribution agreements with Nopal pursuant to which Nopal will continue to sell the Company's medical plaster and tape products to the grocery sector and the Company will sell Nopal's acquired vitamin products to the pharmacy and health care sector.

Facilities. The Company maintains six manufacturing facilities for its IG products, all of which also house administrative offices and warehouse space. The Company's plants in Lier, Norway and Barnstaple, England, include many technologically advanced applications for the manufacturing of tablet, liquid and ointment products. The Company's plant in Copenhagen, Denmark manufactures a limited number of sterile finished pharmaceutical products. In addition to the Lier, Barnstaple and Copenhagen facilities, the Company also operates plants in Vennesla, Norway, for bandages and surgical tape products, and Jakarta, Indonesia, for tablets, ointments and liquids. The Jakarta plant exports certain products to Europe. Through Alpharma Foshan, the Company also operates a manufacturing plant in Foshan City in the Guangdong Province of China.

In 1998, the Company (i) consolidated its international tablet, ointment and liquid production by transferring its production operations from Copenhagen to the Lier facility and third-party manufacturers and (ii) consolidated its sterile production by transferring its production operations from Norway to the Copenhagen facility and to third-party manufacturers.

Competition. Most of the Company's international finished pharmaceutical products compete with one or more other products that contain the same active ingredient in a highly competitive, price sensitive market. The Company therefore competes on the basis of price, product range, service and brand. In European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent-protected pharmaceuticals. Generics are gaining market share on a volume basis because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote the use of generic pharmaceuticals in lieu of more expensive branded formulations. The Company's international generic products also encounter competition from imports of identical products from lower priced markets under EU laws promoting free movement of goods. It is also encountering increased pressure from new entrants into the market who are able to supply product at lower prices. The Company is considering moving production to, or sourcing products from suppliers in, lower cost territories to meet this competitive force. To remain competitive in the generic pharmaceutical market, it is also critical that scheduled product launches enter the market on time. Additionally, in certain EU jurisdictions such as the U.K. and Germany, maximum pricing legislation is resulting in lower prices and impacting the Company's ability to compete on the basis of price in such jurisdictions. In certain EU jurisdictions such as France, proposed legislation is under review which, if adopted, would introduce a system of reference pricing which may similarly put downward pressure on pricing of the Company's products and would have the effect of removing a significant number of the Company's products from eligibility for government reimbursement in these jurisdictions. (See "Government Regulation" and "Risk Factors".)

Geographic Markets. The principal geographic markets for IG's products are the United Kingdom, Germany, The Netherlands, France, the Nordic countries and other Western European countries, Indonesia, China and the Middle East. Additionally, the Company has sales in select other Asian and African markets.

Sales and Distribution and Customers. Depending on the characteristics of each geographic market, IG's products are predominantly marketed under either brand or generic names. Over-the-counter products are typically marketed under brand names with concentration on skin care, pain relief and vitamins. IG's primary customers are integrated wholesalers (wholesale and retail outlets), pharmacy retail chains, purchasing organizations and government entities. To position itself towards the integrated wholesalers who are gradually becoming significant Pan-European parties, IG is targeting both the local market organizations and the corporate offices of these customers. IG employs a specialized marketing and sales force of approximately 550 persons (with the largest being 180 in Indonesia, 75 in China and 150 in Germany) that markets and promotes generic pharmaceuticals to doctors, hospitals, wholesalers, pharmacies and consumers. In each of the Company's international markets, it uses wholesalers to distribute its generic pharmaceutical products.

Active Pharmaceutical Ingredients ("API")

The Company's API business develops, manufactures and markets a range of fermentation based active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products. The Company's API business benefits from over four decades of experience in the use and development of fermentation and purification technology. Additionally, The Company's API business' fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products for the Company's animal pharmaceuticals business.

Product Lines. The Company's API business markets and sells approximately 10 APIs in 28 grades. APIs constitute the active substances in certain pharmaceuticals for the treatment of some skin, throat, intestinal and systemic infections. The Company is the world's leading producer of bacitracin and polymyxin, and a leading producer of vancomycin; all of which are important pharmaceutical grade antibiotics. The Company's API business also manufactures other antibiotics such as amphotericin B parenteral grade and colistin for injectable use and use in specialized topical and surgical human applications.

The Company is expanding certain of its facilities in order to address capacity constraints with respect to some of the products in its API business' portfolio. (See "Facilities" below.) In February 2003, the Company's API business implemented a significant price increase targeted at certain of its products. The impact of this price increase will be influenced by customer inventory levels and customer response.

Facilities. The Company manufactures its API products in its plants in Oslo, Norway, which also manufactures products for the Company's Animal Health business; Copenhagen, Denmark, which also manufactures finished products for IG; and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. To support the production of vancomycin, the Company substantially expanded its production capacity at its Copenhagen facility and acquired a facility in Budapest, Hungary in December 1998. An expansion of manufacturing processes and capacity at the Budapest facility is substantially complete. (See "Information Applicable to all Business Segments- Environmental Compliance" for a discussion of an administrative action related to the Budapest facility.) The Oslo and Copenhagen facilities have been classified as acceptable by the FDA as a manufacturer of certain sterile and non-sterile bulk antibiotics. Such FDA classification allows imports of these products into the U.S. market and by the health authorities of most European countries. The Company is continuing to expand its facility in Copenhagen to increase its capacity.

Competition. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a significant advantage in these antibiotic products. While the Company does not anticipate any immediate competitive effect as a result of its recent price increase on certain API products, competition might increase in the future as a result.

Geographic Markets. The Company's API business sells its active pharmaceutical products in the U.S. and other areas of the world. For the year ended December 31, 2002, sales in North America of API products represented approximately 63% of the Company's API business' total revenues with significant additional sales of products in Europe, Asia and Latin America.

Sales and Distribution and Customers. Sales of bulk antibiotic products are made to relatively few large customers, primarily pharmaceutical companies making generic and branded finished pharmaceutical products. The Company distributes and sells its API products in North America and Europe using its own sales force. Sales of the Company's API products in other parts of the world are primarily through the use of local agents and distributors.

U.S. Human Pharmaceuticals ("USHP")

The U.S. Human Pharmaceuticals business develops, manufactures, markets and distributes generic prescription, specialty branded and over-the-counter pharmaceuticals for human use. With products in over 200 formulations and dosage forms, USHP is a market leader in generic solid, liquid and topical dosage forms, with what the Company believes to be one of the broadest portfolios of these dosage forms in the generic pharmaceuticals industry. With the addition of Purepac, an oral solid dose pharmaceutical business purchased as part of the Faulding Acquisition completed in 2001, the Company's liquid and topical customers can buy a broadened product line from the Company, instead of having to purchase oral solid dose pharmaceuticals from other vendors. The Company expects that this broadened product offering will continue to strengthen its competitive position and increase its market share in the U.S. In 2002, however, USHP ceased producing a number of less profitable products in order to concentrate on more profitable products while maintaining one of the broadest portfolios in the generic pharmaceutical industry. It is anticipated that USHP will continue to review its product portfolio and take actions designed to improve profitability.

In 2002, USHP reported significantly higher revenues due to the inclusion of the oral solid dose pharmaceutical business which was acquired as part of the Faulding acquisition. Increases due to the acquired business were partially offset by weakness in USHP's liquid business due to lower production at the Company's Baltimore facility where remediation efforts are ongoing. (See "Risk Factors" for a discussion of the remediation corrective action plans for the Baltimore and Elizabeth plants and "Legal Proceedings".)

Product Lines. USHP manufactures and markets products using approximately 165 APIs that are sold in over 200 different formulations and dosage forms, including tablets, capsules, liquids, creams, ointments, suppositories and liquid inhalants, in its line of over-the-counter and prescription medications. The experience and technical expertise of USHP enables it to formulate immediate and modified release medications in oral solid dosage forms. It also enables USHP to develop therapeutic equivalent drugs in liquid and topical forms, and refine product characteristics, such as taste, texture and appearance in the case of liquid forms, and color, texture and consistency in the case of topical forms. USHP manufactures and markets generic prescription products in approximately 88 tablet and capsule formulations and dosages. The Company believes it is the leading U.S. manufacturer of generic pharmaceutical products in liquid form with approximately 38 formulations and dosages. USHP manufactures approximately 50 generic cream, lotion and ointment formulations and dosages for topical use. USHP also markets a line of respiratory products and unit does liquids products consisting of 16 formulations and dosages. USHP also manufactures and markets two branded prescription drug products in tablet and capsule dosage forms.

Generic Prescription Pharmaceuticals. USHP has regulatory approvals for approximately 130 generic prescription products with a total of approximately 176 dosage strengths. The prescription products consist of a broad line of specialty liquid products for approximately 12 different indications, including cough/cold, allergy and respiratory, a broad line of creams and ointments with a concentration on first aid medications, and a broad line of oral solid dose products with a concentration on modified release formulations in a variety of therapeutic categories including cardiovascular, anti-depressants, tranquilizers and analgesics. USHP's most successful generic drugs in 2002 were (i) diltiazem, the oral solid dose generic equivalent of Cardizem CD (indicated for the treatment of hypertension and chronic, stable angina), (ii) promethazine syrup, the liquid generic equivalent of Phenergan syrup (indicated for the treatment of seasonal or perennial rhinitis) and (iii) metformin HCI tablets, the oral solid dose generic equivalent of Glucophage (indicated as an adjunct to diet to lower blood glucose levels in Type 2 diabetics).

Over-the-Counter Pharmaceuticals. USHP has the ability to manufacture ANDA and non-ANDA over-the-counter products. In 2002, USHP discontinued production of certain lower margin over-the-counter products in order to focus on higher margin products. In the over-the-counter line, USHP has a broad range of products for approximately 12 different indications including allergy, analgesic, anti-inflammatory, cough/cold, first aid, feminine hygiene, nutritional and personal hair care. In addition, USHP sells Feverall, an over-the-counter suppository form of acetaminophen used for fever reduction and pain relief. The Company acquired the marketing and distribution rights for this product from a third party in December 2000.

Branded Pharmaceutical Products. USHP's branded pharmaceuticals business, which was founded as a part of F.H. Faulding & Co. Limited in 1998, markets two specialty brand name pharmaceuticals. USHP's primary branded product is Kadian. a sustained release morphine product which USHP licenses from F.H. Faulding & Co. Limited (now a wholly-owned subsidiary of Mayne Nickless Limited) pursuant to a perpetual, royalty-free license. USHP also sells Serax brand capsules and tablets, an anti-anxiety product, for which the Company acquired the marketing and distribution rights from a third party in November 1999. The U.S. Branded Pharmaceuticals business has a sales force of approximately 100 people. USHP focuses its sales and marketing efforts on the medical specialists who are likely to be the most active writers of prescriptions for its products. In addition to its sales and marketing efforts the Company continues to seek product development and co-promotion opportunities with other pharmaceutical companies to enhance its product portfolio and to expand the scope of its efforts. However, no assurances can be given that such partnerships will be successfully created.

Acquisitions. In December 2001, as a result of the Faulding acquisition, the Company acquired U.S. based Purepac Pharmaceutical Co., a company specializing in the development, manufacture and marketing of generic oral solid dose pharmaceuticals, and Faulding Laboratories Inc., a company specializing in the marketing and distribution of branded pharmaceuticals, and China based Alpharma Foshan Pharmaceuticals Co. Ltd., a manufacturer and distributor of generic oral pharmaceuticals.

Facilities. USHP maintains and operates three manufacturing facilities, with a fourth facility expected to be operational during 2003, two research and development centers, four telemarketing facilities and two automated central distribution centers. USHP's largest manufacturing facility is located in Baltimore, Maryland and is dedicated solely to the manufacture of liquid and nasal spray pharmaceuticals. (See "Government Regulation - Facility Compliance".) The Company's facility in Lincolnton, North Carolina manufactures creams, ointments and suppositories. As a result of the Faulding acquisition, the Company acquired Purepac's oral solid dose facility in Elizabeth, New Jersey, which manufactures tablets and capsules, and a new facility in Piscataway, New Jersey, which is in the validation process for future manufacturing and the Company expects will begin to be utilized for manufacturing purposes during 2003. (See "Government Regulation - Facility Compliance".) The Company operates a distribution facility in Columbia, Maryland and is presently closing a similar facility in Memphis, Tennessee.

Competition. Legislation in the U.S. encourages the use of generics as an alternative to brand drugs, including the use of generics in the Medicaid reimbursement program, and generally allows pharmacy substitution of brand drugs with generic drugs. Nevertheless, while the Company is a market leader in the U.S. in the manufacture and marketing of specialty human generic pharmaceuticals, it operates in a highly competitive, price sensitive market. The Company competes in this business on the basis of price, product range and service. The Company competes with other generic pharmaceutical companies and with the generic drug divisions of major international branded drug companies that sell one or more products similar to the Company's products. (See "Risk Factors" and "Legal Proceedings - Gabapentin".) Additionally, it encounters market entry resistance from patented drug manufacturers. The Company selectively attempts to introduce generic drugs, as it is currently attempting with gabapentin, earlier than the last expiration date for patents held by the manufacturer holding the patent protection through the process of designing around existing patents or challenging patents believed to be invalid or unenforceable. The Company has encountered vigorous challenges to these activities that have resulted in significant legal costs as it has defended its right to market these products. The Company expects to face further legal costs as it continues to defend such challenges. The Company might be unsuccessful in defending these challenges.

The Company's U.S. Branded Pharmaceuticals business also operates in a highly competitive, price sensitive market. The Company's U.S. Branded Pharmaceuticals products compete with products manufactured by generic pharmaceutical manufacturers and worldwide research-based brand drug companies. As the Company grows this business, it expects to encounter continued competition.

Sales and Distribution. The Company has a sales organization with approximately 176 employees dedicated to USHP's generic and branded pharmaceutical products, including direct sales forces and telemarketing operations. The Company maintains a professional direct sales force of approximately 6 employees to direct market USHP's generic products and approximately 100 employees to distribute and direct market USHP's branded products. In addition, the Company's advanced telemarketing operation, which employs approximately 70 sales and supervisory personnel, markets and distributes generic products manufactured by third parties and, to a limited extent, USHP. The Company has recently increased the use of its telemarketing operations for the sale of its own products by adding a dedicated facility for this expanded activity. This business also provides certain custom marketing services, such as order processing and distribution, to the pharmaceutical and certain other industries.

Customers. USHP sells pharmaceutical products to the primary customers within the pharmaceutical industry, such as warehousing and non-warehousing chains, as well as wholesalers, hospitals, long-term care providers, managed care providers and mail order companies. The Company has no long-term agreements with any of these accounts, which may reduce or cease their purchases from the Company at any time in the future. Any cessation or material reduction of these customers' purchases would likely have a material effect on the Company's sales and profitability.

Animal Health ("AH")

The Company believes that its Animal Health business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") for food producing animals including poultry, cattle, swine and farmed fish. For the year ended December 31, 2002, AH had product sales of approximately $321.9 million.

AH's financial performance in 2002 was adversely affected as a result of (i) a change in its business practices initiated in the fourth quarter of 2001, as distributors reduced their inventory levels, (ii) declining swine product sales caused by market conditions, which included lower swine prices due to competitive generic activity and an excess supply of animals, (iii) impairment charges for Reporcin and goodwill, (iv) restructuring costs associated with plant closings and (v) economic instability in Latin American markets.

During 2002, Animal Health implemented a new business strategy that included strengthening customer and market focus and significantly improving working capital management. As an additional part of AH's strategy, it conducted a review of its product pipeline relating to Reporcin, which resulted in the decision to cease further investment in the construction of a U.S. production facility for the product in Terre Haute, Indiana. Additionally, it conducted an evaluation of its major contractual supplier relationships that has resulted in the termination or amendment of certain long-term relationships with suppliers. In 2002, the Company also determined that consolidation of existing manufacturing activity was necessary, resulting in the closure of its manufacturing facilities in Hannibal, Missouri, Lowell, Arkansas, and Parkville, Australia, and its research center in Wrightstown, New Jersey. While AH intends to complete these actions in 2003, write-offs and other charges against pre-tax income of approximately $152.1 million were recorded in 2002 in connection with such matters.

Product Lines. The Company's principal animal health business is based on a portfolio of anti-infective pharmaceutical products that are added to the feed and water of livestock and poultry. This market is comprised of three primary pharmaceutical categories: antibiotics, antibacterials and anticoccidials.

Antibiotics. The Company's MFAs and water-soluble products are used to prevent and treat diseases and promote growth in poultry, swine and cattle. The Company is the world's largest supplier of bacitracin and chlortetracycline for use in animal feeds. The Company's major animal health antibiotic products include:

    BMD, a bacitracin-based MFA used to prevent or treat diseases, promote growth and improve feed efficiency in poultry, cattle and swine;

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

Anticoccidials. These products are used to prevent coccidiosis, a condition caused by an intestinal parasite that affects growth in poultry and cattle. The Company believes it is the world's second largest supplier of anticoccidials and the Company's major products include:

    Deccox, an MFA used to prevent and control coccidiosis in poultry, cattle and calves;

    Bovatec and Avatec, MFAs used to prevent and control coccidiosis in cattle and poultry and to promote growth and improve feed efficiency in cattle;

    Robenz, used to prevent coccidiosis in chickens;

    Rofenaid, used to prevent coccidiosis and diseases in poultry;

    Zoamix, an MFA used to prevent and control coccidiosis in chickens and turkeys; and

    Bio-Cox and Cygro, MFAs used to prevent and control coccidiosis in poultry.

Antibacterials. These products are used to prevent disease in fish, poultry and swine. The Company is the world's largest supplier of antibacterials for use in animal feeds and the Company's major products include:

    3-Nitro, an MFA used to treat disease, promote growth and improve feed efficiency in poultry and swine;

    Histostat, an MFA used to prevent disease in chickens and turkeys; and

    Romet, an MFA used to control disease in farmed catfish.

In addition to the Company's antibiotic, antibacterial and anticoccidial pharmaceutical products, it also sells:

    water soluble vitamins, minerals and electrolytes that are used as nutritional supplements for poultry, swine and cattle, and to treat some conditions in baby pigs and calves; and

    injectable and immersion vaccines and treatments for farmed fish, such as Alpha Ject, Alpha Dip and Alpha Max.

Pharmaceuticals for animals (including animal vaccines) must be reviewed and receive registration from the FDA and USDA for marketing in the United States and approval or registration by similar regulatory agencies in other countries. Regulatory approvals for products to be used in food producing animals are complex due to the possible impact on humans.

Approval also must be granted in the U.S. for the use of a pharmaceutical product in combination with other pharmaceuticals. Such combination approval generally requires the cooperation of other manufacturers. To date, the Company has been successful in obtaining the cooperation of third parties to seek combination approval for many of its products. These combination clearances significantly extend the reach and potential market share of the Company's products and provide a considerable competitive advantage. Presently, the Company has sponsored a total of approximately 85 combination approvals in the U.S.

Acquisitions. In 1999, the Company purchased the assets of I.D. Russell Company Laboratories, a manufacturer of a line of soluble antibiotics and vitamins.

In 1999, the Company acquired exclusive marketing rights to Reporcin, a performance and meat quality improvement product for injectable use in swine, pursuant to a technology license and option agreement. Sales of Reporcin are ongoing in some countries, including Mexico and Brazil, which have substantial swine populations. However, the full realization of the potential for Reporcin is dependent upon market acceptance in those two countries and governmental license approvals and market acceptance in numerous other countries, including the U.S. The agreement requires payments as additional regulatory approvals for the product are obtained in certain markets or payment of a liquidated damages fee for not pursuing licenses in such countries equal to 10% of the product license payment that would otherwise have become due upon receipt of the product license. As of December 31, 2002, total additional payments of approximately $35.0 million are required over the next four years if all seven possible country approvals are received. Under the terms of the agreement, the Company was required to complete an FDA approved production facility for Reporcin. To meet this requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June 2000 and began preparing the facility for production of Reporcin. Due to a reassessment of the Company's approach to the U.S. market for Reporcin, the facility, on which the Company has expended $12 million, has not been completed and the Company has announced its intention to sell this facility in 2003. Additionally, due to excess inventory of Reporcin, the Company has decided to cease manufacturing at its Parkville, Australia facility. In the third quarter of 2002, the Company determined that certain tangible and intangible assets related to Reporcin were impaired and recorded a pre-tax charge of $37.1 million. As part of its reassessment, the Company intends to investigate toll manufacturing opportunities for the U.S. market and to continue to pursue regulatory approval for Reporcin in the U.S.

In May 2000, the Company purchased the Roche MFA business for approximately $288.0 million. The Roche MFA business consisted of products including Aureomycin, Bovatec, Avatec, Bio-Cox and Cygro. These pharmaceuticals are used to prevent and treat diseases in livestock and poultry.

Facilities. The Company produces its Animal Health products in several manufacturing facilities. BMD is produced and blended at the Company's Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo facility, which is shared with HPI. Soluble antibiotics and vitamins are formulated in AH's Longmont, Colorado facility and feed grade chlortetracycline is produced at AH's Willow Island, West Virginia facility in addition to being purchased from foreign suppliers. It is then blended at independent blending facilities. Bio-Cox is blended in AH's Van Buren, Arkansas facility, and Avatec and Bovatec are blended at its Salisbury, Maryland facility. The 3-Nitro product line is manufactured using the Company's technology at a third party facility. In 2002, the Company commenced manufacturing Lasalocid test batches at its Willow Island facility. Decoquinate, the active ingredient used in Deccox, is manufactured in accordance with an agreement that expires in 2012 using the Company's technology at a facility owned and operated by a third party. Blending of Deccox is done at the Company's Lowell, Arkansas facility (until June 2003) and a third party facility. Product research and development is done at AH's Chicago Heights, Willow Island and Oslo facilities. The Company manufactures its fish vaccine products at its Overhalla, Norway facility and third party facilities and utilizes contract manufacturing to provide certain raw materials for vaccine production. The Company has announced that it will be closing its facilities at Hannibal, Missouri, Lowell, Arkansas, Parkville, Australia, and Wrightstown, New Jersey. Products currently produced at these facilities will be supplied by other Company facilities or third parties where required.

Competition. The Company competes in this highly competitive, price sensitive business on the basis of price, brand name and customer service. Some of the Company's competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Due to the Company's strong market position in feed additives and its experience in obtaining requisite FDA approvals for combination therapies, the Company believes it enjoys a competitive advantage in commercializing FDA-approved combination medicated animal feed additives. However, no assurances can be given that third parties will continue to cooperate in seeking combination approval for the Company's products, and the Company expects new entrants in the generic medicated animal feed additive market in 2003.

Geographic Markets. The Company sells a major portion of its animal health products in the U.S. With the addition of the Roche MFA business, AH has expanded its international presence. The Company sells its aquatic animal health products in Norway, the United Kingdom, U.S., Chile and other international markets.

Sales and Distribution. The Company's animal health products in the U.S., Europe, Canada, Mexico, Brazil, Australia and other selected markets are sold through a staff of 141 technically trained sales and service employees, many of whom are veterinarians and nutritionists. The Company has sales offices in the U.S., Canada, Mexico, Chile, Argentina, Thailand, China, Brazil, France, Belgium, the United Kingdom and Australia. In the remainder of the world, AH's products are sold primarily through the use of distributors and sales companies. In January 1999, the Company combined its wholly-owned U.S. distribution company with two similar third party distribution businesses to form a joint venture 50% owned by the Company. The joint venture is a regional distributor of animal health products in the Central Southwest and Eastern regions of the U.S. The Company sells its aquatic animal health products through its own technically-trained sales staff in Norway, the United Kingdom and Chile and through distributors in other markets.

Customers. Sales are made principally to commercial animal feed manufacturers, wholesalers and integrated cattle, swine and poultry producers. Although AH is not dependent on any one customer, the customer base for AH products is in a consolidation phase. Therefore, as consolidation continues, the Company may become more dependent on certain individual customers as these customers increase their size and market share. The Company sells its aquatic animal health products to fish farms, usually under a contract that extends for at least one growing season. There are relatively few customers for the Company's aquatic animal health products and there are relatively few suppliers of the products that the Company sells in this market.

Information Applicable to all Business Segments

Research, Product Development and Technical Activities

Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the human generic pharmaceuticals business, which is mainly performed within the U.S., concentrate on the development of generic equivalents of established patented products, as well as discovering novel treatment uses of existing drugs. Such research, product development and technical activities also focus on developing proprietary drug delivery systems, patent circumvention in the U.S. and on improving existing delivery systems, packaging and manufacturing techniques. The Company's API business performs research and development activities on chemical synthesis fermentation and purification technologies in Norway and Denmark.

The Company's research and development capabilities have been enhanced and broadened as a result of the Faulding Acquisition, strengthening its ability to introduce new products and its expertise in the area of extended release products and the formulation and manufacture of oral solid dose products. In view of the substantial funds that are generally required to develop new chemical drug entities, the Company does not anticipate undertaking significant activities in this area.

The Company's technical development activities for animal pharmaceuticals previously involved extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for variations of existing products and seeking related FDA and other governmental approvals. The Company is focusing its AH product development spending in 2003 on activities such as in-licensing and co-developing technologies through arrangements with third parties.

Given the Company's global presence and its focus on research and development, the Company seeks to:

    shorten product development cycles for introduction and approval of similar products across geographic markets through the exchange of knowledge across its global research and development efforts; and

    capitalize on the globalized human pharmaceutical research and development function in order to be more efficient in the scope of research activities, including the distribution of research and development, manufacturing and purchasing costs across a global platform.

Generally, research and development activities are conducted on a business segment basis. Accordingly, upon integration of the Company's three business segments into two segments, research and development will be conducted on a two segment basis. The Company conducts its technical product development activities at its facilities in Oslo, Norway; Baltimore, Maryland; Willow Island, West Virginia; Chicago Heights, Illinois and Elizabeth, New Jersey, as well as through independent research facilities in the U.S. and Europe. The Copenhagen facility is used for API research and development. The Company closed its finished product research and development operations in Copenhagen, Denmark in 2001. The Company is in the process of closing its facility in Wrightstown, New Jersey.

Research and development expenses (which exclude legal fees) were approximately $67.1 million, $86.7 million and $43.3 million in 2002, 2001 and 2000, respectively. The 2001 expenses include a charge for purchased in-process research and development of $37.7 million related to the Faulding acquisition.

Research and development activities are inherently speculative. Money spent on research and development does not always result in the successful development of a product. For example, the Company sometimes withdraws or abandons its pending ANDAs, particularly if the Company determines that it was not the first company to file a paragraph IV application for the related drug. Accordingly, it should not be assumed that potential products in the Company's pipeline will be successfully commercialized.

New Product Pipeline

The Company believes it has an attractive pipeline of new products that it plans to introduce over the next several years. One of the most potentially significant of these products is USHP's generic form of gabapentin. Gabapentin is a generic version of Neurontin, a drug indicated for the treatment of epilepsy, which had 2002 brand sales of over $2.0 billion. In January 2003, the Company received confirmation from the FDA that Purepac was the first generic manufacturer to file a paragraph IV certification challenging the patents protecting Neurontin capsules. As the first entity to file a paragraph IV certification with respect to the primary continuing gabapentin patents, the Company is in a position to benefit from generic market exclusivity for up to six months. Exclusivity is subject to receipt of all required FDA approvals and the satisfactory resolution of the brand company's litigation challenge at the beginning of the exclusivity period. The Company may not, in all circumstances, be able to control the commencement of the exclusivity period and therefore can give no assurance that it will benefit from being the first to file the paragraph IV certification. If the Company gains this exclusivity, based upon the results of similar generic product launches in the past, the Company believes it can reasonably expect a significant initial market share (as much as 25-50% of the brand market on a volume basis) and such initial sales should also assist the Company in retaining a smaller, but leading, market share after the exclusivity period. However, the Company cannot assure that it will attain these results. (See "Risk Factors" and "Legal Proceedings - Gabapentin".)

Government Regulation

General. The research, development, manufacturing and marketing of the Company's Human Pharmaceuticals and Animal Health products are subject to extensive government regulation by either the FDA or the U.S. Department of Agriculture, as well as by the Drug Enforcement Administration, Federal Trade Commission, Consumer Products Safety Commission, and other government agencies and by comparable authorities in the EU, Norway, Indonesia and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Area and, as such, has accepted all EU regulations with respect to pharmaceuticals except in the area of feed antibiotics. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labeling, storage, record keeping, reporting, approval, advertising, promotion, sale and distribution of pharmaceutical products. Non-compliance with applicable requirements can result in warning letters, civil or criminal fines, actions, including prosecution, recall or seizure of products, injunctions, total or partial suspension of production and distribution, suspension or withdrawal of product approvals, the Company's debarment or the debarment of individuals from obtaining new drug approvals or providing services to drug companies in any capacity, refusal of the government to approve new products or to purchase the Company's products and criminal prosecution. The cost of complying with government regulations substantially increases the cost of producing the Company's products.

The evolving and complex nature of regulatory requirements (including the possibility of future changes in statutes or regulations), the broad authority and discretion of the FDA and analogous state and foreign agencies, and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite the Company's efforts to achieve and maintain full compliance with all regulatory requirements. As a result of actions the Company has taken to respond to the progressively more demanding regulatory environment in which the Company operates, the Company has spent, and will continue to spend, significant funds and management time on regulatory compliance.

Product Marketing Authority. In the U.S., the FDA regulatory procedure generally applicable to human generic pharmaceutical products depends on whether the branded drug to which the generic version is equivalent or comparable is:

    the subject of an approved New Drug Application, or NDA, which has been reviewed for both safety and effectiveness;

    marketed under a pre-1962 NDA reviewed for safety only;

    marketed without an NDA; or

    marketed pursuant to over-the-counter monograph program.

If the drug to be offered is a generic variation of a branded product that is the subject of an NDA approved for both safety and effectiveness, the generic product must be the subject of an Abbreviated New Drug Application, or ANDA, and be approved by the FDA prior to marketing. Drug products which are generic copies of the other types of branded products generally may be marketed in accordance with either FDA enforcement policies or the over-the-counter drug monograph program which describes active ingredients and labeled uses the FDA has determined are safe and effective and do not require NDA approval and generally are not subject to ANDA filings and approval prior to market introduction at this time. While the Company believes that the Company's current pharmaceutical products are appropriately marketed under the applicable FDA procedure or current enforcement policy, the basis for marketing products not covered by approved ANDAs is subject to change or revocation by the FDA. The status of all products is also subject to change if experience reveals significant new adverse information.

All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control, among other information. ANDAs also must contain data demonstrating the bioequivalence of the generic drug to the branded drug. Each product approval limits manufacturing to a specifically identified site or sites. Supplemental filings to allow the manufacture of products at new sites also generally require review and approval. In addition, certain changes to our manufacturing process, drug ingredients and labeling also can require regulatory review and approval. New product approvals or approvals to change products might not be obtained in a timely manner, if ever. Failure to obtain these approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

Some of the Company's animal pharmaceuticals are regulated by the FDA, similarly to the human pharmaceuticals, while other animal pharmaceuticals are regulated by the U.S. Department of Agriculture. Although the Company markets some generic animal pharmaceuticals, which are subject to similar FDA requirements as applicable to its human generic pharmaceutical products, many of its animal pharmaceuticals are considered to be branded or pioneer animal drug products. Like their human counterparts, pre-marketing approval under stringent FDA rules for their testing, development, and manufacture is required for animal drugs as well as for any changes in label claims, specifications or manufacturing sites that occur post-approval. The enormous backlog of submissions pending review in FDA's Center for Veterinary Medicine has made the timing of such approvals difficult to predict. Despite the difficulty and delays brought about by this situation, the Company has been successful in obtaining such approvals. As with human pharmaceutical products, FDA inspection and record keeping requirements as well as debarment provisions apply to the Company's Animal Health products.

Legislative bills are introduced in the U.S. Congress from time to time, some of which, if adopted, could have an adverse effect on AH's business. However, in the past, such bills that could have had a material adverse effect, have not had sufficient support to become law. The animal pharmaceutical industry is actively engaged in the legislative process. To address the previously mentioned review backlog, the industry is supporting legislation that would adopt user fees and performance standards similar to those in place for new human drugs and medical devices.

EU legislation requires that medical products for human use must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects, which are subject to the standards codified in the EU guideline on Good Clinical Practice. In addition, the EU legislation requires that such trials be preceded by adequate pharmacological and toxicological tests in animals, that stability tests are to be carried out, that clinical trials use controls and that clinical trials be carried out double blind and be capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample size. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where the Company conducts business. There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain these approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

Similar requirements apply to the granting of marketing authorizations for medicinal products for veterinary use in EU countries.

Generic medicinal products for human and veterinary use may be authorized in the EU through abridged authorization applications. For example, the EU marketing authorization applications do not need to contain results of toxicological and pharmacological tests and results of clinical trials provided that certain conditions are met, and in particular that the "original" medicinal product has been authorized in the EU for at least six years (and in certain cases ten years) and has been in the market in the member state where the marketing authorization application has been submitted. Abridged applications must refer to information contained in the dossier of the "original" product for which a marketing authorization has been granted on the basis of a complete dossier. The original complete dossier in question must be a dossier at the disposal of the competent authority concerned. This implies that abridged applications must be lodged with the authorities that actually hold the dossier for the "original" product. The "original" product referred to must still be authorized at the time of the abridged application is submitted. To qualify for abridged dossiers, the product must be considered as "essentially similar" to the original medicinal product. There is no EU definition of this "essentially similar" condition. Based on the interpretation of the European Court of Justice, a medicinal product is deemed "essentially similar" to the original product when it has the same qualitative and quantitative composition in terms of active principles/substances, the same pharmaceutical form and is bioequivalent unless it is apparent in the light of scientific knowledge that it differs significantly from the original product regarding safety or efficacy.

Numerous proposals for revising the EU legislation are under consideration. These proposals would affect the regulation of both human and veterinary drug products. No modifications to the legislation have been adopted at this time. The Company cannot predict what, if any, changes will be implemented.

The European Union and five non-EU countries have banned the use of four antibiotics to promote growth in food producing animals effective July 1, 1999, and will extend this ban to the remaining approved growth promoting antibiotics by 2006. While three of these products were not manufactured or sold by us, bacitracin zinc, a feed antibiotic growth promoter for livestock and poultry which is manufactured by us, is included in the ban. The Company's attempt to reverse or limit the EU ban that affects the Company's Albac product, was not successful and not appealed. Similar actions to ban or severely restrict the use in animals of antibiotics have been taken by EU trading partners or are being contemplated. (See "Risk Factors".)

Requirements similar to those in the U.S. and EU apply to the granting of manufacturing and marketing authorizations for pharmaceutical products in Asia and Africa.

Facility Compliance. The Company's manufacturing operations in the U.S. and three of the Company's European facilities that manufacture products for export to the U.S. are required to comply with FDA's current Good Manufacturing Practices regulations ("cGMP"). cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. Consequently, continuing compliance with cGMP can be a particularly difficult and expensive part of regulatory compliance. There are similar cGMP regulations in other countries where the Company has manufacturing operations. The EU requires that before a medicinal product can be manufactured and assembled, each company that carries out such an operation must hold a manufacturer's license, a product license must be held by the person responsible for the composition of the product, and the manufacture and assembly must be in accordance with the product license and good manufacturing practice.

The Company is subject to continual review and periodic inspection by the FDA. During 2001 and 2002, the Company received substantial notices of inspection observations ("483 Reports") from the FDA for its USHP facility in Baltimore. With respect to its USHP facility in Elizabeth, the Company received a warning letter from the FDA during 2001 and a 483 Report from the FDA during 2003. The Company believes that the issues raised in the warning letter were adequately addressed as no further comments were received from the FDA in a follow-up inspection. The 483 Report listed alleged deviations from cGMP requirements. The Company estimates that the cost of addressing the deviations listed in those 483 Reports will be approximately $38 million. (See "Risk Factors" and "Legal Proceedings".) The Company has received 483 Reports from time to time in the past for other plants, all of which the Company believes it has adequately addressed.

Further with regard to cGMPs, in August 2002, the FDA announced a major new initiative on the regulation of drug product quality entitled "Pharmaceuticals cGMPs for the 21st Century." The two-year program is intended to ensure, among other things, that regulatory review and inspection policies are based on state-of-the-art pharmaceutical science and to encourage the adoption of new technological advances by the pharmaceutical industry. Additionally, risk-based approaches, that focus both industry and FDA attention on critical areas, will be implemented.

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

Extended Protection for Certain Products. The Waxman-Hatch Act amended in 1984 both the Patent Code and the Federal Food, Drug and Cosmetics Act, better known as the FDC Act. The Waxman-Hatch Act codified and expanded application procedures for obtaining FDA approval for generic versions of brand name pharmaceuticals that are off-patent or whose market exclusivity has expired. The Waxman-Hatch Act also provides patent extension and market exclusivity provisions for innovator drug manufacturers which preclude the submission or delay the approval of a competing ANDA under certain conditions. One such provision allows a five year market exclusivity period for NDAs involving new chemical entities and a three year market exclusivity period for NDAs or NDA supplements containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision authorizes the extension of patent terms for up to five years as compensation for some of the reductions of the effective life of the patent as a result of time spent in testing for, and FDA review of, an application for a drug approval. Patent terms may also be extended pursuant to the terms of the Uruguay Round Agreements Act, or URAA. In addition, the FDA Modernization Act of 1997 ("FDAMA") allows brand name pharmaceutical manufacturers under certain circumstances to seek six months of additional exclusivity when they have conducted pediatric studies on the drug in accordance with the statute's requirements. Although the pediatric exclusivity provisions in FDAMA contained a sunset date of January 1, 2002, they were re-authorized by the Best Pharmaceuticals for Children Act, which was signed into law in January 2002. In addition, the first generic applicant who files an ANDA challenging a patent listed by the brand name manufacturer (i.e. an ANDA containing a paragraph IV certification stating that the generic drug will not infringe any listed patent(s) for the reference drug or that such patent(s) is (are) invalid or unenforceable) may receive an exclusivity period of 180 days under certain circumstances during which times other generic applications for the product containing paragraph IV certifications cannot be approved. Therefore, the Company cannot predict the extent to which the Waxman-Hatch Act, the Best Pharmaceuticals for Children Act, the FDAMA , or URAA could postpone approval of some of the Company's new products. Moreover, changes in the statutes or regulations may occur over time. The Company cannot predict the extent to which any such future changes may affect its products or product development.

In Europe, certain Directives confer a similar market exclusivity in respect of proprietary medicines, irrespective of any patent protection. Before a generic manufacturer can present an abridged application for a marketing authorization (as detailed above), it must generally wait until the original proprietary drug has been on the market for a certain period, unless they have the consent of the person who submitted the original test data for the first marketing authorization, or can compile an adequate dossier of their own. In the case of high technology products, the period is ten years or in some states for other medicinal products six years, subject to the option for member states to elect for an exclusivity period of ten years with respect to all products.

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

Controlled Substances Act. The Company also manufactures and sells drug products which are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security personnel, reporting, record keeping and import and export requirements administered by the Drug Enforcement Administration, or DEA, a division of the Department of Justice. The Company is registered by the DEA to manufacture and distribute certain controlled substances. The DEA has a dual mission: law enforcement and regulation. The former deals with the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for noncompliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

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

Medicaid legislation requires all pharmaceutical manufacturers to rebate state governments a percentage of the average manufacturer's selling price based on sales of outpatient drug products reimbursed under state Medicaid programs. The required rebate rate for manufacturers of generic products is currently 11% of the weighted average selling price for each product at the unit level.

In many countries in which the Company does business, other than the U.S., the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. A review of proposed legislative changes to the U.K. generic pharmaceutical market is currently ongoing and as part of the review an interim maximum pricing legislation for the sale of generic pharmaceuticals in the U.K. has been introduced. In Germany, new legislation was introduced in January 2002 which re-adjusted the existing fixed price system, requiring price reductions for certain human generic pharmaceutical products including a large number of the Company's products. Additionally, while the new German law does permit pharmacist substitution of generics for certain branded drugs, there are several exceptions to this law that, in the Company's view, will make it less than fully effective in requiring such substitution on a broad basis. Legislation has been proposed for introduction in 2003 in Germany and France that, if adopted in the form presently proposed, would have the effect of eliminating government reimbursement for significant Company products, which would materially lower sales of these products. If adopted as proposed, revenues and income would be adversely effected in these countries. Similar legislation is being considered in Sweden. Additionally, in France, proposed legislation is under review which, if adopted, would introduce a system of reference pricing that may put downward pressure on pricing of the Company's products and would have the effect of removing a significant number of the Company's products from eligibility for government reimbursement. (See the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of such products and, in some cases, limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences between member states. There is also a Common External Tariff payable on import of medicinal products into the EU, though exemptions are available in respect of certain products allowing duty free importation. Where there is no tariff suspension in operation in respect of a medicinal product, an application can be made to import the product duty free, but this is subject to review at the European level to establish whether a member state would be able to produce the product in question instead. In addition, some products are subject to a governmental quota that restricts the amount that can be imported duty free.

Environmental Compliance

The Company believes that it is substantially in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is presently engaged in administrative proceedings with respect to soil and aquifer contamination at its Budapest plant. The Company is subject to state administration orders relating to air and waste discharge issues at its Lowell, Arkansas plant, and waste handling, transportation and discharge issues at its Longmont, Colorado plant. The ongoing cost of these administrative orders and the Budapest proceeding are not expected to be material.

In September 2001, a fire at the Company's Lowell, Arkansas plant resulted in the release of arsenic into water entering the local water treatment facility, soil surrounding the plant and in soot spread within the plant. Remediation activities, performed under the supervision of the Arkansas Department of Environmental Quality, were completed in 2002. Remediation was completed with substantially all costs covered by insurance.

Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in 2003. However, the Company is currently implementing an integrated environmental health and safety management system across most of its operations, and we may incur significant expenses, including potential fines or penalties, if we discover environmental conditions or past non-compliance at our facilities. In addition, the discovery of previously unknown contamination or the imposition of new clean-up requirements at sites at which we are currently undertaking environmental remediation could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

Raw Materials

Many raw materials, including APIs, required for the Company's business are purchased from single suppliers. Any interruption in the availability of these materials could cause production delays and decrease sales of the affected products. Such interruption in the business could have a material adverse effect on the Company's operations. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials which may require additional regulatory approvals as approvals are specific to a single product produced by a specified manufacturer.

Revisions of Financial Statements

During the third quarter of 2000, the Company revised its financial statements for the four quarters of 1999 and the first two quarters of 2000. The revisions resulted from invoices in Brazil that were either not supported by underlying transactions or for which the recorded sales were inconsistent with underlying transactions. In November 2001, the Company announced the completion of a revision of its financial statements for 1998, 1999, 2000 and the first two quarters of 2001. This revision resulted predominantly from a required modification in recognizing revenue for specific customer orders in the Company's AH business in 1998, 1999 and 2000 from the time the order was segregated in a third party warehouses and billed, to a subsequent period when the order was shipped from the third party warehouse to the customer.

Employees

As of December 31, 2002, the Company had approximately 4,700 employees, comprising of approximately 2,050 in the U.S. and 2,650 outside of the U.S. The Company considers its relationship with its employees to be good. Three U.S. plants are subject to collective bargaining agreements and four of the Company's major European facilities have works councils and are subject to national labor agreements. The Company believes its relations with all of these employee units is satisfactory. Two collective bargaining agreements relating to AH employees at the Willow Island facility will expire in the first half of 2003.

Risk Factors

This report includes certain forward-looking statements. Like any company subject to a competitive and changing business environment, the Company cannot guarantee the results predicted in any of the Company's forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include (but are not limited to) the following:

The Company has submitted comprehensive corrective action plans to the FDA in response to observations received at its Baltimore and Elizabeth facilities. Failure to adequately address these observations could have a material adverse effect on the Company's business.

During 2001 and 2002, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facility in Baltimore. The 483 Reports listed alleged deviations from, primarily, cGMPs. The 2001 inspection at Baltimore resulted in an allegation from the FDA that the Company was not in compliance with a 1992 Consent Decree that required general compliance with cGMPs. During 2003, the Company received a 483 Report from the FDA as a result of an FDA inspection at its USHP facility in Elizabeth.

The 2002 inspection at Baltimore and the 2003 inspection at Elizabeth resulted in 483 Reports in response to which the Company submitted comprehensive corrective action plans to the FDA. The Company has commenced implementation of these plans at both facilities. The corrective action plans included product recalls of certain products produced in Baltimore, which were conducted in 2002, and product recalls of certain products produced in Elizabeth, which were conducted in 2003. The costs of these recalls have already been incurred. The Baltimore corrective action plan also includes a production slow-down, which commenced in 2002 and continues into 2003. The Company incurred costs of $3.2 million during 2002 and expects to incur an additional approximately $35 million of costs in the future in connection with the implementation of these corrective action plans.

The FDA has not responded to the Company as to the adequacy of either of these plans or the recalls and slow-down action contained therein. There can be no assurance that the ongoing implementation of the corrective action plans or the FDA's reaction to the status of these facilities, will not require further actions at substantial additional costs, including additional product recalls or corrective actions that further restrict production from their current levels. In addition, future recalls could result in significant costs to the Company, potential disruptions in the supply of the Company's products to its customers and adverse publicity, all of which could harm the Company's ability to market its products. Similarly, a recall of one of the Company's products or a product manufactured by another manufacturer could impair sales of other similar products the Company markets as a result of confusion concerning the scope of the recall.

The FDA compliance status of each of the Baltimore and Elizabeth facilities has had and will continue to have the effect of delaying new product approvals at each of these facilities, until the FDA is satisfied that sufficient progress has been made to achieve compliance with cGMPs with respect to these facilities. Product approval delays at any one of the Company's facilities will not necessarily have an effect on product approvals at its other facilities. If the time necessary to achieve compliance is extended beyond what has been estimated in the Company's corrective action plans, the delay could be materially adverse. The FDA also has the authority to impose civil fines and to utilize equitable disgorgement in connection with the 483 Reports or the Baltimore consent decree, although the FDA has not taken any such action with respect to the Company. (See the immediately following risk factor, which deals with government regulations.) These matters could have a material adverse affect on the Company's future operations.

The Company is subject to government regulations and actions that increase the Company's costs and could prevent it from marketing and selling some of its products in certain countries.

The research, development, manufacturing and marketing of the Company's Human Pharmaceuticals and Animal Health products are subject to extensive government regulation. Government regulation includes inspection of and controls over testing, manufacturing, safety, efficacy, labeling, record keeping, pricing, sale and distribution of pharmaceutical products. Government regulation substantially increases the cost of manufacturing, developing and selling the Company's products.

The U.S. and other governments regularly review manufacturing operations. These reviews can result in regulatory concerns requiring a response by the Company. Failure to adequately address these concerns could have a material adverse effect on the Company, including product approval delays, reduced production and production interruptions, among other things. Non-compliance with applicable requirements can result in fines, recall or seizure of products, suspension of production or distribution and debarment of individuals or the Company from providing services to drug companies in any capacity or obtaining new drug approvals. In recent years, besides stepped up enforcement of cGMP requirements, the federal government has utilized equitable disgorgement as a means of enforcing compliance with the FDA's cGMP regulations. There can be no assurance that the FDA would not seek to impose similar sanctions on the Company and any such sanction could have a material adverse effect on the Company's business and operations. (See the immediately preceding risk factor, which deals with corrective action plans involving cGMPs at the Company's Baltimore and Elizabeth facilities.)

The Company also has affiliations, license agreements and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company's vendors and third party contract manufacturers are subject to regulatory compliance. If any one of these third parties is found to have violations of a regulatory significance, the Company would be materially negatively impacted as its supply of API and/or product would be threatened. While the Company takes measures where appropriate and available to secure back-up suppliers, there can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company's products to its customers or that these problems will not otherwise materially impact the Company's business. (See immediately preceding risk factor, which deals with corrective action plans at Baltimore and Elizabeth.)

The Company has filed, and continues to file, applications to market its products with the FDA and other regulatory agencies both in the U.S. and internationally. The timing of receipt of approvals of these applications can significantly affect the Company's future revenues and income. This is particularly significant with respect to human pharmaceuticals where the Company is, in certain instances, using procedures, known as "paragraph IV certification," to seek marketing approvals prior to the latest date as to which a third party may claim patent protection, including, among others, with respect to gabapentin. The use of this strategy may involve lengthy litigation, frequently with substantially larger and better financed pharmaceutical companies. There can be no assurance that the Company will obtain new product approvals in a timely manner, if ever, through litigation or otherwise. Failure to obtain approvals when expected, or at all, could have a material adverse effect on the Company's business. (See the immediately preceding risk factor, which deals with corrective action plans for the Company's Baltimore and Elizabeth facilities.) The Company also has affiliations, license agreements and other arrangements with companies that depend on regulatory approvals sought by those companies.

The issue of the potential for increased bacterial resistance to certain antibiotics used in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. While most of the government activity in this area has involved products other than those that the Company offers for sale, the European Union and five non-EU countries banned the use of bacitracin zinc, a feed antibiotic and growth promoter manufactured by the Company and others that has been used in livestock feeds for over 40 years, effective July 1, 1999. The Company has not sold this product in these countries since the ban took effect. The EU ban is based upon the "Precautionary Principle", which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. The Company's effort to reverse this action in the Court of First Instance of the European Court was unsuccessful and the Company has decided not to appeal this ruling. Although the EU action negatively impacted the Company's business, it was not material to the Company's financial position or its results of operations.

The Company cannot predict whether the present bacitracin zinc ban will be expanded. If either (a) the EU or countries or customers within the EU, act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, or (b) there is an expansion of the ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products or (c) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company also cannot predict whether this antibiotic resistance concern will result in expanded regulations adversely affecting other antibiotic-based animal health products manufactured by the Company of which it has significant sales.

The discussions concerning resistance to antibiotics used in certain food producing animals have recently become more active in the U.S. Various sources have published reports concerning possible adverse effects of the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. It is uncertain what actions, if any, the FDA may take in connection with drug resistant bacteria in animal health products. However, the FDA has proposed a rating system to be used to compare the risks associated with the animal use of specific antibiotic products, including those sold by the Company. While the Company does not believe that the presently proposed risk assessment system would be materially adverse to its business, it is subject to change prior to adoption or later amendment. The loss of the U.S. market for, or negative publicity regarding, the Company's antibiotic-based products would be materially adverse to the Company.

The Company's foreign operations are subject to additional economic and political risks.

The Company's foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights. The uncertainty related to the conflict with Iraq and continued terrorist threats could adversely affect the operations of the Company.

The Company sells products in many countries that are susceptible to significant foreign currency fluctuations. The Company's API products are generally sold for U.S. dollars, which eliminates the direct exposure to currency fluctuations, but increases credit risk if the local currency devalues significantly and it becomes more difficult for customers to purchase U.S. dollars required to pay the Company.

Certain regions, including Argentina, Brazil and Indonesia, are being affected by wide currency fluctuations and decreased economic activity in these regions and, in some limited areas, by social and political unrest.

An interruption in the supply of the Company's raw materials or products or an adverse event at one of the Company's manufacturing facilities could adversely effect its operations.

The Company currently purchases many of its raw materials, including APIs, and other products from single suppliers and many of its products are manufactured at a single facility. Any interruption in the supply of these materials or an adverse event at the facilities that manufacture and blend the Company's products, could decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. The Company may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to the Company. If the Company had to obtain substitute materials or products, the Company would require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. The use of new facilities similarly would require regulatory approvals. Any significant interruption of supply from the Company's suppliers or adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations.

The Company has been and will continue to be affected by competitive factors, including price competition and restrictions, including government regulations, in certain markets.

The Company's generic pharmaceuticals business has historically been subject to intense competition, particularly on the basis of price. As patents and other bases for market exclusivity expire, prices typically decline as generic competitors, such as the Company, enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand name and patented pharmaceuticals manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:

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

The factors that have adversely affected the U.S. generic pharmaceuticals industry may also affect some or all of the markets in which the Company operates internationally. In addition, in Europe, the Company is encountering price pressure from parallel imports of identical products from lower priced markets under EU laws of free movement of goods. Parallel imports could lead to lower revenue and operating income for the Company. The Company's international pharmaceuticals business is also affected by general governmental initiatives to reduce drug prices, including price controls or other restrictions on the Company's industry. Parallel imports, governmental cost containment and other regulatory efforts could cause lower prices in certain markets, including the United Kingdom, Germany and the Nordic countries, where the Company has significant sales.

The United Kingdom Department of Health is currently reviewing proposed legislative changes to the United Kingdom generic pharmaceuticals market, and as part of this review introduced in August 2000 interim maximum pricing legislation for the sale of generic pharmaceuticals in the United Kingdom. These price controls are expected to remain in place at least during 2003. The Company has experienced, and expects to continue to experience, a downward trend in prices for the Company's human generic pharmaceutical products in the United Kingdom resulting, at present, from competitive pressures with the potential for further price decreases as a result of future regulatory actions. The Company is unable to predict the long-term impact these circumstances will have on the Company's United Kingdom operations and the pricing and sales of generic pharmaceuticals in the United Kingdom. In Germany, new legislation was introduced in January, 2002 which adjusted the existing fixed price system, requiring price reductions for a large number of human generic pharmaceutical products in Germany including a number of the Company's products. While this new German law does permit pharmacist substitution of generics for certain branded drugs, there are several exceptions to this law which, in the Company's view, will make it less than fully effective in requiring such substitution on a broad basis. Overall, the Company expects this legislation to result in lower prices for human generic pharmaceutical products in Germany and this is expected to result in decreased profitability for all industry participants including the Company. In addition, regulations proposed for introduction in 2003 would remove certain products from eligibility for government patient reimbursement, including at least one product important to the Company's German operations, Pentalong. The Company is unable to predict the impact these circumstances will have on the Company's German operations and the pricing and sales of generic pharmaceuticals in Germany. Similar substitution legislation is being considered in Sweden. In France, legislation has been proposed which would terminate government reimbursement to a large group of generic products, including a significant number of the products sold by the Company. This loss of government reimbursement would be materially adverse to the Company's French operations, but the Company is unable to predict whether this legislation will be adopted or, if adopted, its final form.

In all the Company's businesses, it may become more difficult for the Company to respond to competitive challenges because it has few major customers, such as large wholesalers, animal producers and chain stores, a rapidly changing market and uncertainty of timing of new product approvals.

In Europe, the international generic human pharmaceutical and animal pharmaceutical industries are highly competitive and many of the Company's competitors in these areas are substantially larger and have greater financial, technical and marketing resources than the Company possesses. The increased focus on pharmaceutical prices in Europe may lead to increased competition and price pressures for suppliers of all types of pharmaceuticals, including generics. In addition, in certain countries such as France, because of the Company's size and product mix, the Company may not be able to capitalize on such changes in competition and pricing as fully as the Company's competitors. Additionally, the Company expects new entrants in the generic medicated animal feed additive market in 2003. The Company's branded drug business also may face competitive challenges from generic equivalents. The Company has two patents for Kadian that are subject to paragraph IV challenges, though there have been no such challenges to date. Upon entry of a generic equivalent in the market, the Company's branded products could lose substantial sales.

The Company's Human Pharmaceutical business is affected by the reimbursement policies of third party payors, such as insurers and managed care organizations.

The Company's commercial success with respect to generic products depends, in part, on the availability of adequate reimbursement for the Company's customers from third party health care payors, such as government and private health insurers and managed care organizations. Third party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may prevent the Company from maintaining the Company's present product price levels. In addition, the market for the Company's products may be limited by third party payors who establish lists of approved products and do not provide reimbursement for products not listed. Medicaid legislation requires all pharmaceutical manufacturers to rebate state governments a percentage of the average manufacturer's selling price on sales of certain prescription drugs reimbursed under the state Medicaid programs. Certain states, such as Michigan and Florida, have adopted measures to contain further the costs incurred for prescription drugs under their Medicaid programs. These measures include placing certain prescription drugs on a restricted list and negotiating additional discounts in the prices paid for prescription drugs.

The Company's liability from accidents, product liability or other claims may exceed the Company's insurance coverage.

The Company seeks to obtain liability and direct damage insurance to protect it from the liability due to accidents, product liability and other claims that arise in the course of doing business. Insurance that the Company seeks to obtain to protect itself against these potential liabilities may be inadequate, unobtainable or prohibitively expensive. The Company is subject to renewal of most of its insurance policies each year and changes are anticipated at each renewal. In recent months, the Company has experienced significant increases in its insurance costs and coverage reductions including coverage exclusions pertaining to certain products that it now manufactures or may manufacture in the future. The Company's inability to obtain and maintain sufficient insurance coverage on reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

The Company does not know the ultimate impact of the infringement claims brought by Pfizer relating to gabapentin and does not know with any certainty if it will have to write-off inventory relating to gabapentin.

The Company has filed a paragraph IV certification challenging the patents protecting Pfizer's Neurontin (gabapentin) tablets and capsules, a drug used to treat epilepsy. While not assured, this filing could provide the Company with generic market exclusivity for a period of up to six months. Given the size of the gabapentin market (over $2.0 billion in 2002) and the market price and share normally anticipated during a period of generic exclusivity, the Company's profit potential (which it is initially obligated to share equally with its supplier of the drug's active ingredient for a limited period) could be significant if the Company obtains market exclusivity. Torpharm, a competitor has filed an ANDA for gabapentin capsules, recently filed a lawsuit against the FDA seeking final approval for its gabapentin capsules ANDA. If Torpharm is successful, the Company could lose its rights to exclusivity.

However, Pfizer has filed several lawsuits challenging the Company's position that it can introduce the product prior to the expiration of the last to expire of the Pfizer patents. The Waxman-Hatch Act 30 month automatic bar against the Company's launch has expired and, subject to a favorable outcome with respect to the exclusivity issues, the Company may be legally entitled to commence the sale of the product prior to a final decision in the Pfizer litigation. It is possible, however, that additional patents on gabapentin may be issued to Pfizer, possibly triggering additional delay on the start of the exclusivity period for up to 30 months. The Company could also wait to commence sales until the receipt of a court decision or any appeal. A launch at any time before a final decision on Pfizer's claims would leave the Company exposed to potential material infringement damages if Pfizer were to ultimately prevail in the litigation. In addition, in order to be prepared to take advantage of any applicable six month period of exclusivity, the Company would be required to produce significant amounts of inventory prior to any planned product launch and, perhaps, prior to knowing whether the Company has been finally awarded exclusivity or the receipt of a final court ruling in the Pfizer litigation. In the event that Pfizer prevails in the litigation, the Company is not awarded exclusivity or the outcome of either of these events results in a significant launch delay, this inventory may no longer be commercially saleable which would result in a write-off and a charge against the Company's income in the relevant period. (See "Legal Proceedings".)

The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships.

The Company intends to pursue product-specific licensing, marketing agreements, co-development opportunities and other partnering arrangements in its Human Pharmaceuticals and Animal Health businesses. The Company may also pursue selective acquisitions. The Company cannot be sure that it will be able to locate suitable partners for these transactions. In addition, assuming the Company identifies suitable partners, the process of effectively entering into these arrangements involves risks that the Company's management's attention may be diverted from other business concerns and that the Company may have difficulty integrating the new arrangements into its existing business.

The Company remains highly leveraged. The Company's substantial indebtedness could put the Company at a competitive disadvantage or could adversely affect it's ability to obtain additional financing, if necessary.

As of December 31, 2002, the Company's total debt was $895.9 million and its total consolidated shareholders' equity was $1,005.2 million. The Company's operating income and EBITDA (as defined the 2001 Credit Facility) relative to its level of indebtedness could restrict its operations. Among other things, the Company's indebtedness and the restrictive covenants contained in the agreements governing its indebtedness:

    require a substantial portion of the Company's cash flow from operations for the payment of interest on the Company's debt;

    limit the Company's ability to use its cash flow, or to obtain additional financing, to fund acquisitions and other general corporate purposes;

    limit the Company's flexibility to plan for and react to changes and take advantage of opportunities in its business and industry;

    increase the Company's vulnerability to adverse economic and industry conditions; and

    place the Company at a competitive disadvantage to less leveraged competitors.

In addition, the Company may incur additional debt. The Company agreements permit the Company and its subsidiary guarantors to incur substantial additional debt.

Servicing the Company's debt requires a significant amount of cash, and the Company's ability to generate sufficient cash depends on many factors, some of which are beyond the Company's control.

The Company's ability to make payments on and to refinance its debt depends on the Company's ability to generate cash flow. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. In addition, the Company's ability to borrow funds in the future to make payments on its debt will depend on its satisfaction of the financial covenants in the 2001 Credit Facility and other debt agreements. The Company's business may not generate sufficient cash flow from operations, and future borrowings may not be available to the Company under the 2001 Credit Facility or otherwise, in an amount sufficient to enable the Company to pay its debt or fund other liquidity needs. If the Company is unable to generate sufficient cash, it may need to refinance all or a portion of its debt on or before maturity. The Company may not be able to refinance any of its debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance the Company's debt on favorable terms could have a material adverse effect on its financial condition.

Covenant restrictions under the Company's outstanding debt instruments may limit the Company's ability to operate its business.

The Company's outstanding debt instruments contain covenants that restrict the ability of the Company and the guarantors to finance future operations and capital needs and engage in certain other business activities. For example, the 2001 Credit Facility requires the Company to maintain specified financial ratios and satisfy financial condition tests consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test.

In addition to financial covenants, the 2001 Credit Facility has a number of non-financial provisions including a requirement that Industrier maintain control over sufficient shares the of the Company's Class B common stock to permit Industrier to elect a majority of the Company's Board of Directors. The maintenance of this control over the Company is subject to the unilateral actions of Industrier and the maintenance by Industrier of certain collateral value under Industrier's bank loan agreement which terminates on June 30, 2003 (which includes a computation based, in part, on the assumed value of the shares of Class B common stock of the Company owned by Industrier which, in turn, is based upon the market value of the Company's Class A common stock as established from time to time on the New York Stock Exchange). If Industrier's collateral value falls below a certain level (which, assuming a constant value of Industrier's other collateralized assets, would occur if the Company's Class A common stock price is $3.50 or lower) lenders could declare a default under Industrier's bank loan agreement. In the event of default or if Industrier does not fully pay or refinance its bank loan agreement at its June 30, 2003 maturity date, Industrier's banks may act to enforce their rights by causing a change in the beneficial ownership of the Company's Class B common stock held by Industrier. Any such change in beneficial ownership of the Company's Class B common stock held by Industrier would constitute a change in control of the Company and a default under the 2001 Credit Facility. The 2001 Credit Facility also contains a requirement that the Company deliver unqualified audit reports from its independent accountants.

The 2001 Credit Facility also requires that the Company reduce the outstanding principal amount of (i) its 5.75% Notes to $10.0 million or less by October 1, 2004 and (ii) its 3% Notes to $10.0 million or less by December 1, 2005. In order to satisfy these obligations, the Company may need to issue additional shares of Class A common stock to the holders of the Notes, which would dilute the interests of the Company's current stockholders.

Events beyond the Company's control, including changes in general economic and business conditions, may affect its ability to satisfy the financial covenants in the 2001 Credit Facility. The Company might not meet these covenants, and the lenders might not waive any failure to meet these covenants. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility and under the other debt agreements. If an event of default under the 2001 Credit Facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The 2001 Credit Facility is also subject to termination in certain cases.

The interests of the Company's controlling stockholder may conflict with interests of the Company.

Industrier is the beneficial owner of 11,872,897 shares of the Company's Class B common stock as of December 31, 2002, which represented 100% of the outstanding shares of the Company's Class B common stock as of that date. As of December 31, 2002, Industrier had 54.6% of the voting power of our common stock. Therefore, Industrier has significant influence and control over the Company's business and is presently entitled to elect two-thirds of the members of its board of directors. Einar Sissener, Chairman of the board of directors of the Company, controls a majority of Industrier's outstanding shares and is Chairman of Industrier. In addition, Mr. Sissener beneficially owns 373,667 shares of the Company's Class A common stock.

Industrier has the ability to make decisions affecting the Company's business and capital structure, including, in some instances, the issuance of additional indebtedness. Industrier may pursue future transactions that could enhance its equity investment while involving risks to the interests of the Company. All contractual arrangements between the Company and Industrier are subject to review by, or the ratification of, the audit committee of the Company's board of directors as to the fairness of the terms and conditions of such arrangements to the Company. The audit committee consists solely of one or more directors who are unaffiliated with Industrier.

The Company also engages in various transactions with Industrier from time to time, and conflicts of interest are present with respect to the terms of such transactions.

Item 1A. Executive Officers of the Registrant

The following is a list of the names and ages of all of the Company's corporate executive officers , indicating all positions and offices with the Registrant held by each such person and each such person's principal occupation or employment during the past five years.
Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

E.W. Sissener Chairman and Director	74

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

Ingrid Wiik President, Chief Executive Officer and Director	58

President and Chief Executive Officer since January 2000. Director since January 2000 President of the Company's International Pharmaceuticals Division 1994 to 2000; President, Pharmaceutical Division of Apothekernes Laboratorium A.S. (now A.L. Industrier AS) 1986 to 1994.

Carl-Aake Carlsson President, Human Pharmaceuticals International	40	President of Human Pharmaceuticals International since January 2000; Senior Vice President, Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Richard J. Cella Executive Vice President and Chief Information Officer	51

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

Matthew T. Farrell Executive Vice President and Chief Financial Officer	46

Executive Vice President and Chief Financial Officer since April 2002. Vice-President - Investor Relations and Communications of Ingersoll-Rand, 2000 to April 2002; Chief Financial Officer of Allied Signal - Specialty Chemicals, 1997 to 2000.

Frederick J. Lynch Senior Vice President, Human Pharmaceuticals Supply Chain	38

Senior Vice President, Human Pharmaceuticals Supply Chain since March 2003. Vice President and General Manager, Specialty Chemicals at Honeywell International, formerly known as AlliedSignal Inc., 1999 to March 2003. General Manager, High Purity Chemicals at AlliedSignal Specialty Chemicals, 1997 to 1999.

Michael J. Nestor President, U.S. Branded Pharmaceuticals	49

President, U.S. Branded Pharmaceuticals since February 2003; Executive Vice President and President, U.S. Human Pharmaceuticals, October 2001 to February 2003. President and Chief Operating Officer of Faulding Pharmaceuticals in the Americas, February to October 2001. President of International Division of Banner Pharmacaps 1998 to February, 2001 and served as the Division's Executive Vice President from 1996 to 1998.

Kurt J Orlofski Senior Vice President, Human Pharmaceuticals Business Development	36

Senior Vice President, Human Pharmaceuticals Business Development since February 2003; Vice President Strategic Planning & Business Development, U.S. Human Pharmaceuticals, September 2002 to February 2003; Vice President of Operations, U.S. Human Pharmaceuticals, November 2001 to September 2002. Vice President and General Manager, Faulding Pharmaceuticals U.S. Generics, July 2000 to November 2001; Vice President of Finance and CFO, March 1998 to June 2000.

George P. Rose Executive Vice President, Human Resources and Communications	50

Executive Vice President, Human Resources and Communications since January 2002; Vice President September 2001 to January 2002. Corporate Vice President of Leadership, Development and Learning at Honeywell International Inc., formerly known as AlliedSignal Inc., 2000 to September 2001; Vice President, Human Resources of Honeywell's Specialty Chemicals Division 1997 to 2000.

Mark R. Stier President, U.S. Generic Pharmaceuticals	42

President, U.S. Generic Pharmaceuticals since February 2003; Vice President of Finance, U.S. Human Pharmaceuticals December 2001 to February 2003; Held various financial positions of increasing responsibility including Vice President of Finance, Faulding Pharmaceuticals U.S. Generics, 1999 to December 2001. Held various divisional and corporate financial positions at Cambrex, 1990 to 1998.

Ronald N. Warner Senior Vice President, Human Pharmaceuticals Scientific Affairs	49

Senior Vice President, Human Pharmaceuticals Scientific Affairs since February 2003; Vice President, Global Scientific Affairs, Human Pharmaceuticals December 2002 to February 2003. Vice President and General Manager, ESI Lederle, 2001 to 2002; Vice President, Research and Development, ESI Lederle 1995 to 2001.

Carol A. Wrenn President, Animal Health	42

President, Animal Health since November 2001. Held various executive positions at Honeywell International Inc. formerly known as AlliedSignal Inc. from 1984 to October 2001; Business Director for Honeywell's Refrigerants, Fluorine Products Division October 2000 to October 2001; Commercial Director and Managing Director for that division's European operations April 1997 to October 2000.

Robert F. Wrobel Executive Vice President and Chief Legal Officer	58

Executive Vice President since January 2002; Chief Legal Officer since October 1997; Vice President October 1997 to January 2002. Vice President and Associate General Counsel of Duracell Inc., 1994 to September 1997 and Senior Vice President, General Counsel and Chief Administrative Officer of The Marley Company 1975 to 1993.

Item 2. Properties

Manufacturing and Facilities

The Company's corporate offices and principal production and technical development facilities are located in the U.S., Norway, the United Kingdom, Denmark, Hungary, Indonesia and China. The Company also owns or leases offices and warehouses in the U.S., Sweden, Holland, Finland and elsewhere.

Location	Status	Facility Size (sq. ft.)	Use
Fort Lee, NJ	Leased	62,000	Company corporate and AH headquarters
Oslo, Norway	Leased	223,000	Manufacturing and research development of AH and API products, Company corporate offices and headquarters for IG
Baltimore, MD	Owned	255,000	Manufacturing and offices for USHP
Owings Mills, MD	Leased	31,300	Offices for USHP
Chicago Heights, IL	Owned	149,300	Manufacturing, warehousing, research and development and offices for AH
Columbia, MD	Leased	164,000	Distribution center for USHP
Lincolnton, NC	Owned	138,000	Manufacturing and offices for USHP
Niagara Falls, NY	Owned	29,000	Warehousing and offices for USHP
Barnstaple, England	Owned	206,000	Manufacturing, warehousing and offices for IG
Budapest, Hungary	Owned	98,000	Manufacturing, warehousing and offices for API
Copenhagen, Denmark	Owned	403,000	Manufacturing, warehousing, and offices for API and IG; research and development for API.
Jakarta, Indonesia	Owned	75,000	Manufacturing, warehousing, research and development and offices for IG
Lier, Norway	Owned	201,000	Manufacturing, warehousing and offices for IG
Overhalla, Norway	Owned	33,000	Manufacturing, warehousing and offices for AH
Vennesla, Norway	Owned	57,000	Manufacturing, warehousing and offices for IG

Melbourne, Australia	Leased	19,380	Warehousing and offices for AH
Longmont, CO	Owned	65,000	Manufacturing, warehousing and offices for AH
Fordinbridge, England	Leased	20,000	Warehousing and offices for AH

Willow Island, WV	Ground Lease	105,348	Manufacturing and warehousing for AH
Van Buren, AR	Leased	31,000	Manufacturing, warehousing and offices for AH
Salisbury, MD	Owned	20,000	Manufacturing, warehousing and offices for AH
Elizabeth, NJ	Owned	246,000	Manufacturing and headquarters for USHP
Piscataway, NJ	Owned	120,000	Offices and future manufacturing for USHP
Foshan, China(1)	Leased	409,029	Manufacturing, warehousing and offices for IG

______________________________
(1) Owned by Alpharma (Foshan) Pharmaceutical Co. Ltd., of which the Company owns 90%.

Item 3. Legal Proceedings

Class Action Lawsuit

A class action lawsuit was filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's Animal Health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company moved to dismiss the complaint on legal grounds and the District Court granted its motion with prejudice as to all defendants. The plaintiffs filed a motion for reconsideration with the District Court and the District Court affirmed its earlier dismissal. The plaintiffs have appealed the Court's decision to the Third Circuit Court of Appeals. The Company intends to vigorously defend this appeal. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, it is not possible for the Company to conclude definitively that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

SEC Investigation

In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. While deposition discovery is underway, the proceeding is in its early stages. The SEC has stated that the commencement of this investigation is not an indication that the SEC presently believes that a violation of any applicable laws has occurred.

FDA Facility Inspections

During 2001 and 2003, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth, respectively. The 483 Reports listed alleged deviations from, primarily, cGMPs. The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has not formally commented on the Company's corrective action plan. The Company expects the FDA to respond to its proposed plan in 2003. The Company has begun upgrading plant procedures at the Baltimore plant in accordance with the plan and has provided written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by mid-2004. The estimated total cost of the Baltimore corrective actions is approximately $30.0 million. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was reduced. This reduction in production has had an effect on earnings in 2002 and the possibility of an adverse effect in 2003 was incorporated into the Company budgeting process.

Between November, 2002 and January, 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company anticipates completion of these actions during or before February 2004. Certain product recalls were included in the corrective action plan which were recorded in 2002. The corrective action plan contemplates continued output at 2002 levels. The estimated total cost of the Elizabeth corrective actions is approximately $8.0 million.

The total cost and timing of both the Baltimore and Elizabeth corrective action plans may change based upon the FDA responses which have not yet been received and other factors. (See "Risk Factors".)

European Union Product Action

The European Union Court of First Instance has upheld the European Union's (the "EU") ban on bacitracin zinc, one of the Company's feed additive products which was banned from sale in the EU effective July 1, 1999. The Company has not sold bacitracin zinc in the EU since 1999, therefore the court action will have no material financial impact on the Company.

Gabapentin

In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions are under consideration by the District Court. Discovery is complete and the case is awaiting trial.  During the lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on. Discovery has closed.

All three gabapentin cases have been consolidated for trial. While no trial date has been set, a pre-trial conference is expected by the end of March 2003 at which time a date for trial is expected to be set. Unless and until the Company receives FDA authorization and decides to utilize such authorization to market its gabapentin tablets or capsules, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation, the Company could be prevented from marketing the Company's gabapentin capsules or tablets until Pfizer's patents expire.

Should the Company be permitted to market gabapentin prior to the expiration of the Pfizer patents, it expects to apply to the FDA for access to the 180 day period of generic marketing exclusivity, which is generally awarded to the generic competitor who is first in time to file a paragraph IV certification against the relevant patents of the innovator. In August 2002, the Company sued the FDA in the U.S. District Court for the District of Columbia to clarify its rights to exclusivity and for a ruling that it properly submitted a statement of inapplicable use to one of the Orange Book listed patents. In December 2002, the court ruled that the Company's statement of inapplicable use was appropriate. The court deferred to the FDA to decide the impact of the court's ruling on the subject of exclusivity. On January 28, 2003, the Company received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product will be triggered by the earlier of either Purepac's commercial marketing of gabapentin or a court decision that finds the relevant Pfizer patent invalid, unenforceable or not infringed. While the FDA ruling does not address the tablet form of gabapentin, the Company expects the FDA position on market exclusivity for the 600 mg and 800 mg gabapentin tablets to be consistent with its position on capsules. The FDA's ruling is a significant positive event for the Company. A court action would be required to overrule the FDA's decision and for the Company to lose its eligibility for 180 day market exclusivity. On February 14, 2003, Torpharm, a competitor that has filed an ANDA for gabapentin capsules, filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA. If Torpharm is successful, the Company could lose its rights to the 180 day exclusivity period. The Company has intervened in the lawsuit seeking to maintain its right to exclusivity. No trial date has been set and the Company cannot predict when the court will issue a decision. The Company can give no assurance that it will ultimately benefit from an exclusivity period.

In anticipation of the launch of gabapentin, the Company entered into a supply agreement with the manufacturer of the active pharmaceutical ingredient (the "API") of gabapentin under which the Company has acquired API inventory. The terms of the Company's agreement with the API supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). As of December 31, 2002, the Company had paid approximately $4.4 million in partial payment of inventory on hand. The Company will make an additional payment of approximately $4.4 million for on hand inventory in 2003 and a third payment of approximately $8.2 million in 2004. A further payment of approximately $8.2 million will be due only upon final FDA approval of the Company's marketing authorization for gabapentin. All of these payments reduce the Net Sales Split on a dollar for dollar basis. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $25.2 million based on inventory currently on hand. The Company has no present obligation to purchase additional API inventory.

Supplier and Customer Matters

The Company is engaged in disputes with several suppliers, customers and distributors regarding certain obligations with respect to contracts under which the Company obtains raw materials and under which the Company supplies finished products. Given the fact that these disputes will most probably be resolved over more than one year, management does not believe that the disputes in the aggregate will be material to the Company's financial position. However, they could be material to the Company's results of operations or cash flows in the period in which resolution occurs.

General

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

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). Information concerning the 2002 and 2001 sales prices of the Company's Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2002		2001
Quarter	High	Low	High	Low
First	$27.39	$13.85	$41.75	$28.00
Second	$21.73	$14.43	$30.75	$21.33
Third	$16.18	$8.91	$32.23	$23.50
Fourth	$13.53	$6.62	$30.37	$20.90

     As of December 31, 2002 and March 4, 2003 the Company's stock closing price was $11.91 and $16.51 respectively.

Holders

     As of February 10, 2003, there were 716 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97.89% of the outstanding Class A Common Stock as a nominee.

Dividends

     The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 2002 and 2001 were $.045 per quarter or $.18 per year.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 with respect to Alpharma's common shares issuable under our equity compensation plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders (1)	4,220,335	$20.565	1,768,423

Equity compensation plans not approved by securities holders	None	None	None

Total	4,220,335	$20.565	1,768,423

  The number of shares included in the table represent shares from the following equity compensation plans which have been approved by the Company's shareholders: (i) Alpharma Inc. 1997 Stock Option and Appreciation Right Plan, and (ii) Alpharma Inc. Non-Employee Director Option Plan. The table does not include shares to be issued under the Company's Employee Stock Purchase Plan which was approved by the Company's shareholders in 1991. The Plan was not included because there are no limitations on the number of shares that may be purchased under the plan. The Plan entitles employees to contribute a portion of his/her basic pay into the plan for the purchase of shares of the Company's Class A Common Stock. The Company contributes to the plan an amount equal to 25% of each participating employee's contributions.

Item 6. Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 2002 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

Statement of Operations Data
			Years Ended December 31,
	2002(7)		2001(5)		2000(4)		1999(2)	1998(1)

Total revenue	$1,237,980		$974,990		$900,794		$716,010	$600,282
Cost of sales	707,688		593,609		500,033		387,325	349,367
Gross profit	530,292		381,381		400,761		328,685	250,915
Selling, general and administrative expenses and asset impairment	561,272		356,991		276,464		244,775	188,264
Operating income (loss)	(30,980)		24,390		124,297		83,910	62,651
Interest expense	(71,496)		(45,467)		(45,183)		(39,174)	(25,613)
Other income (expense), net	(58,793)		(13,984)		(3,430)		1,450	(400)
Income (loss) before income taxes and extraordinary items	(161,269)		(35,061)		75,684		46,186	36,638
Provision (benefit) for income taxes	(63,586)		613		20,176		16,194	13,857
Income (loss) before extraordinary item	$ (97,683)		$(35,674)		$55,508		$29,992	$22,781
Net income (loss)	$ (98,784)	(8)	$(37,914)	(6)	$55,508		$29,992	$22,781
Average number of shares outstanding: Diluted	49,814		40,880		47,479	(3)	28,104	26,279
Earnings (loss) per share: Diluted	$(1.98)		$(0.93)		$1.49		$ 1.07	$0.87
Dividend per common share	$ 0.18		$ 0.18		$0.18		$ 0.18	$0.18

  Includes results of operations from date of acquisition of Cox Pharmaceuticals (May 1998) and charges related to the Cox acquisition which are included in cost of sales ($1,300) and selling, general and administrative ($2,300). Charges, net after tax, were approximately $3,130 ($0.12 per share).

  Includes results of operations from date of acquisition for all 1999 acquisitions. In addition, 1999 includes pre-tax charges of approximately $2,175 relating to the closing of the Company's AAHD Bellevue, Washington facility which are included in selling, general and administrative expenses.

  Includes shares assumed issued under the if-converted method for the convertible notes.

  Includes results of operations from date of acquisition of Roche MFA (May 2000) and charges related to the Roche MFA acquisition which are included in cost of sales ($1,000), selling, general and administrative expenses ($400), and other, net ($4,730). Charges, net after tax, were approximately $4,026 ($.09 per share).

  Includes results of operations from date of acquisition of Faulding OPB (December 12, 2001), after-tax charges related to the acquisition of $52,400 ($1.28 per share), after-tax charges for de-leveraging activities of $6,800 ($.17 per share) and after-tax charges for reorganization, refocus and other actions of $7,900 ($.19 per share).

  Includes extraordinary loss on early extinguishment of debt ($2,240 after-tax or $.06 per share).

  Includes charges related to the Faulding acquisition of $5,357, de-leveraging activities of $51,137, charges for reorganization, refocus and other actions of $51,956, and impairment charges of $116,598 . Total charges were approximately $2.90 per share.

  Includes extraordinary loss on early extinguishment of debt ($1,101 after-tax or $.02 per share).

Balance Sheet Data
	As of December 31,
	2002	2001(4)	2000(3)	1999(2)	1998(1)

Current assets	$671,429	$662,521	$600,418	$373,462	$334,054
Non-current assets	1,625,495	1,727,487	1,010,017	778,394	573,452
Total assets	$2,296,924	$2,390,008	$1,610,435	$1,151,856	$907,506

Current liabilities	$375,216	$343,155	$206,438	$164,276	$170,437
Long-term debt, less current maturities	847,266	1,030,254	504,445	591,784	429,034
Deferred taxes and other non-current liabilities	69,214	124,983	51,665	52,273	42,186
Stockholders' equity	1,005,228	891,616	847,887	343,523	265,849

Total liabilities and equity	$2,296,924	$2,390,008	$1,610,435	$1,151,856	$907,506
  Includes accounts from date of acquisition of Cox Pharmaceuticals (May 1998).
  Includes accounts from date of acquisition for all 1999 acquisitions.
  Includes accounts from date of acquisition of Roche MFA (May 2000).
  Includes accounts from date of acquisition of Faulding Oral Pharmaceuticals Business (December 2001).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Alpharma is a leading global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals through its Human Pharmaceutical and Animal Health businesses. The Company's Human Pharmaceuticals business is comprised of the USHP and HPI businesses. The USHP business is comprised of the Generic Pharmaceuticals and Branded Pharmaceuticals product lines. The HPI business is comprised of the IG and API businesses.

In order to better execute its business strategy and to most effectively integrate the December 2001 acquisition of the Faulding Oral Pharmaceuticals business ("OPB acquisition"), in 2001 and 2002 the Company realigned its businesses into the aforementioned structure. To facilitate the comparison of the 2002 results against prior periods, the following discussion and analysis is described according to business segments as included in the financial statements.

Alpharma Entities Defined

Alpharma businesses as defined (for MD&A comparison purposes):
OPB	-	The Faulding Oral Pharmaceuticals business purchased December 12, 2001 consisting of U.S. operations "OPB - U.S." and an operation in China - "OPB - China".
HPI	-

Human Pharmaceuticals International, including:
   IG* - International Generics (formerly known as IPD - International Pharmaceuticals Division);

   API* - Active Pharmaceutical Ingredients (formerly known as FCD - Fine Chemicals Division); and
   OPB - China - Faulding oral solid dose business in China

USHP*	-	US Human Pharmaceuticals, including former divisions: USPD - U.S. Pharmaceuticals Division; and OPB - U.S. - Faulding U.S. oral solid dose business
AH*	-	Animal Health, including former divisions: AHD - Animal Health Division; and AAHD - Aquatic Animal Health Division

*Business segment

Overview

     In late 2001 and 2002, Alpharma focused on de-leveraging its balance sheet by converting $212 million of the Company's convertible notes into common stock and reducing additional indebtedness with free cash flow generated through operational efficiencies in the use of working capital and by reducing capital expenditures. 2001 and 2000 were years which included a number of significant transactions which the Company entered into as part of, or to finance, its previous acquisition program. No acquisitions were planned or completed during 2002.

     In addition, in 2001 and continuing in 2002, the Company incurred significant charges for reorganization, refocus and de-leveraging which were intended to improve future operations and reduce debt and recognize asset impairments.

•   In 2002, the Company incurred pre-tax charges and write-downs of $225.0 million plus extraordinary items after tax of $1.1 million, including significant charges and expenses related to the required acquisition accounting for OPB (pre-tax $5.4 million), de-leveraging activities (pre-tax $51.1 million, plus extraordinary items after-tax of $1.1 million), severance charges and asset write-downs related to reorganization and refocus of the organization (pre-tax $53.4 million) and the impairment of assets and goodwill, (pre-tax $115.1 million) primarily in the Animal Health segment. (See "Identified Transactions, 2002".)

•   In 2001, the Company incurred pre-tax charges and write-downs of $80.1 million plus extraordinary items after tax of $2.2 million, including charges and expenses related to the acquisition and financing of OPB (pre-tax $59.7 million plus extraordinary item after tax of $1.3 million), de-leveraging activities (pre-tax of $7.4 million plus extraordinary item after tax of $0.9 million), the combination of OPB and USPD to form USHP, the combination of IPD and FCD to form HPI, management actions in the Animal Health segment and other unusual items (together, pre-tax $13.0 million). (See "Identified Transactions, 2001".)

2002

•      In March, the Company prepaid $35.0 million of senior debt and recorded an extraordinary charge for early extinguishment of debt ($.7 million pre-tax, $.4 million after tax). In addition, the Company issued 6.7 million new shares in exchange for $110 million of outstanding convertible notes and recorded a non-cash expense of $48.0 million pretax and $29.3 million after tax ($.60 per share).

•      In the third quarter, the Company determined that certain tangible and intangible assets related to an Animal Health product, Reporcin, were impaired and recorded a pre-tax charge of $37.1 million and $24.2 million after tax ($.47 per share).

•      During the year, the Company instituted certain management reorganizations and reductions in force and recorded charges for severance of approximately $6.8 million ($.09 per share).

•      In the fourth quarter, the Company amended the senior loan agreement to include covenant relief for certain fourth quarter charges for plant closings and impairments primarily in the Animal Health business. The fourth quarter charges were approximately $119.6 million pre-tax ($1.51 per share).

•      In addition, the amendment reduced the revolving credit commitment by $150.0 million. The Company repaid term debt of $50.0 million in the fourth quarter which resulted in an extraordinary charge of $1.0 million pre-tax and $.7 million after tax. The reduction and repayment resulted in a write-off of deferred debt expense of $3.2 million ($.04 per share). The early extinguishment of term debt resulted in an extraordinary charge of $1.0 million pre-tax and $.7 million after tax.

2001

•      In July, the Company agreed to acquire the OPB for $660.0 million (approximately $700.0 million including direct acquisition related costs and financing costs). The acquisition closed in December and resulted in significant required charges including a $37.7 million charge for in-process research and development.

•      The OPB acquisition was ultimately funded by a $900.0 million Bank Credit Agreement ("2001 Credit Agreement") with a syndicate of banks and a $200.0 million senior subordinated note. Proceeds from the 2001 Credit Agreement were used to repay the prior Bank Credit Agreement. Bridge financing and other bank fees and the repayment of the prior Bank Credit Agreement resulted in additional expenses of approximately $3.3 million in 2001.

•      Concurrent with the OPB Acquisition, the Company's USPD was combined with the U.S. operations of OPB to form the U.S. Human Pharmaceutical Segment. The combination resulted in approximately $4.8 million in severance charges in 2001.

•      In September, the Company announced the creation of the HPI to be comprised of IPD, FCD and OPB-China. The combination resulted in charges of approximately $4.3 million primarily for severance.

•      In November, the Company's Animal Health Segment announced changes in business practices and a change in existing management. These changes resulted in severance of approximately $1.1 million, charges relating to the exiting of a product line of $11.2 million, and lower sales in the fourth quarter of 2001.

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

•      In August, the Company sold 5.0 million shares of Class A common stock and received net proceeds of approximately $287.3 million. The proceeds were used to pay down the existing line of credit and other short-term debt with the balance being invested in money market instruments.

Results of Operations 2002 vs. 2001 (all earnings per share amounts are diluted)

     Most comparisons of 2002 consolidated results are affected by the Company's acquisition in December of 2001 of the Faulding Oral Pharmaceuticals business ("OPB acquisition") and the financing required to complete the acquisition.

     Comparisons of 2002 consolidated results are also affected by the Company's adoption of Financial Accounting Standard No. 142 ("SFAS 142") effective January 1, 2002 which states that goodwill is no longer subject to amortization, but will be subject to periodic testing for impairment. The full year of 2001 includes approximately $18.3 million of goodwill amortization expense which was not included in 2002 (approximately $.36 per share diluted for the year).

     Total revenue increased $263 million (27.0%) to $1,238.0 million in the year ended December 31, 2002 compared to 2001 due primarily to the OPB acquisition, which increased revenue by $261.2 million (26.8%). The Company reported an operating loss of ($31.0) million compared to operating income of $24.4 million in 2001 due primarily to asset impairment and other charges of $162.1 million, offset by net increases in operating income from operations and various other factors described in operating income (loss) below. The Company recorded a net loss of $98.8 million ($1.98 per share) in 2002 compared to a net loss of $37.9 million ($.93 per share) in 2001. Net losses in 2002 and 2001 also include significant charges for exchanges of common stock for debt and other debt reductions.

     A summary of operating revenues by segment is as follows:

Revenues (in millions)	2002	2001	Inc. (Dec.)%

IG	$326.8	$262.9	$63.9	24.3%
API	83.6	74.4	9.2	12.4%
USHP	507.9	306.4	201.5	65.7%
Total	918.3	643.7	274.6	42.7%
AH	321.9	335.3	(13.4)	(4.0%)
Unallocated	(2.2)	(4.0)	1.8
	$1,238.0	$975.0	$263.0	27.0%

     Revenues in IG increased 11.9%, excluding both $17.4 million increase due to translation of currencies into the U.S. dollar and $15.3 million due to the inclusion of OPB China. The organic growth in IG revenues resulted from volume increases, (approximately 23% in total), in the UK and other markets for base and new products (including Omeprazole in the UK) offset partially by price declines, (approximately 11% in total), primarily in the UK. Pricing in the UK is below 2001 levels and remains highly competitive. In 2002, legislation was adopted in Germany which also had the effect of lowering pricing.

     Revenues in API increased 12.4% compared to 2001 primarily due to volume increases in Vancomycin and Amphotericin.

     Revenues in USHP increased due to the inclusion of the OPB - U.S. ($245.9 million), which was acquired in December 2001. Revenues in the liquid and topical business declined due to the recall of two products in the first quarter and the effects of regulatory compliance activities at the Baltimore plant. Certain wholesale customers have levels of inventory that generally range from 2 - 6 months for all products, with a majority at the lower end of the range. One major wholesaler customer typically holds up to 5 months inventory for certain products. These inventory levels have remained consistent , however, in the event that customers reduce inventory levels in the future, the Company's revenues could be adversely impacted. Revenues will also be adversely impacted in future quarters by the FDA regulatory compliance activities at the Baltimore and Elizabeth plant. (See Gross Profit below and Note 17.)

     AH revenues declined modestly overall for the year. However, both year's results were impacted by special circumstances. Revenues for the first six months of 2001 totaled $201.4 million and included approximately $38.0 million in revenue related to the financial statement revision which modified the timing of revenue recognition from the time an order was segregated in a third party warehouse and billed, to when the order was delivered. The second six months of 2001 revenues totaled $133.9 million and reflected a change in business practices which reduced the use of certain sales incentives and extended payment terms. The first six months of 2002 revenues were $149.0 million which reflect the lowering of inventories in the distribution system and market acceptance of payment terms of net 30 days. The second half of 2002 revenues were $172.9 million. Generally, there is a seasonal increase in this business during the second half of the year.

Gross Profit

     On a company-wide basis, gross profit increased $148.9 million, and as a percentage of sales, overall gross profit was 42.8% in 2002, compared to 39.1% in 2001. The increase in gross profit reflects increases for the inclusion of OPB and volume increases in IG's UK business being offset partially by lower pricing in IG, and volume declines in the liquids business of USHP. USHP gross margins were negatively impacted by the production slowdowns related to the first quarter 2002 product recalls and other remedial actions in response to the FDA inspection at its Baltimore plant.

     The Company's current remediation plan for the Baltimore plant, provided in response to the FDA inspection observation ("Form 483") was submitted to the FDA in October 2002. The plan is estimated to cost approximately $30.0 million, to be substantially completed by mid-2004 and to reduce production at this plant. The Company spent approximately $3.2 million in the fourth quarter 2002, and expects to spend approximately $15.0 million in 2003 and the balance in 2004. In January 2003, the FDA concluded a regularly scheduled review at the Company's Elizabeth plant and issued its observations. In early February, the Company submitted a written reply to the FDA report that included certain corrective actions which are estimated to cost approximately $8.0 million. The current plans for both plants are subject to FDA comment and approval which could change the scope and estimate of cost and require recalls of product.

Selling, General and Administrative Expense ("SGA")

     On a consolidated basis, SGA expense increased $71.8 million and approximately $90.1 million excluding the effect of goodwill amortization. The increase is primarily attributable to the inclusion of OPB operations, increased expenses related to the implementation of a company wide Enterprise Resource Planning system (a "ERP system") (primarily included in unallocated), increased personnel costs including accruals for incentive compensation in 2002 and higher insurance costs.

Research and Development Expense ("R&D")

     On a consolidated basis, R&D expense increased $18.1 million. The increase is primarily attributable to the inclusion of OPB operations.

Asset Impairments and Other

     Asset impairments and other were $162.1 million in 2002 as compared to $10.1 million in 2001, and are described in "Identified Transactions, 2002 and 2001".

Purchased in-Process R&D

     In connection with the 2001 purchase of the OPB, the Company expensed $37.7 million of in-process R&D.

Operating Income (Loss)

     Operating income decreased by $55.4 million and resulted in a loss in 2002 of $31.0 million. Comparison of 2002 to 2001 is complicated by the cessation of amortization for goodwill in 2002, the financial statement revision and identified transactions in both years. (See "Identified Transactions, 2002" and "Identified Transactions, 2001".) The following represents a bridge between 2001 and 2002. The Company believes the change in operating income can be approximated as follows:

(in millions)
	IG	API	USHP	AH	Unallocated	Total

2001	$10.4	$32.2	$(18.9)	$23.6	$(22.9)	$24.4

Adjustment for goodwill amortization	11.7	..1	2.4	4.1	--	18.3

2001 identified transactions
Cost of Sales	---	---	1.7	8.7	--	10.4
Asset Impairments and SGA	3.4	.8	4.9	1.0	3.3	13.4
In-Process R&D	----	---	37.7	---	---	37.7

2002 identified transactions
Cost of Sales	---	---	(5.4)	(6.4)	---	(11.8)
Asset Impairment and other	(15.1)	(.1)	---	(145.7)	(1.2)	(162.1)

2001 financial statement revision	--	--	--	(22.9)	--	(22.9)

Net margin improvement (decrease) due to volume, price, new products, acquisition and expenses	8.6	5.9	43.9	16.7	(13.5)	61.6

2002	$19.0	$38.9	$66.3	$(120.9)	$(34.3)	$(31.0)

     IG's net margin improvement is due to increased volume in a number of markets, offset by lower pricing. API's net margin improvement is due primarily to increased volume in Vancomycin and Amphotericin. USHP's improvement is due to the OPB acquisition offset by lower volume in liquids due to regulatory compliance activities. AH's improvement is due to volume increases in the second half of 2002 relative to 2001. Corporate and unallocated expenses increased due to expenses related to the implementation of a company-wide ERP system, including amortization of capitalized costs commencing in April 2002, and increased personnel costs, including incentive compensation, as management personnel were changed and positions were added.

Interest Expense

     Interest expense was $71.5 million in 2002 compared to $45.5 million in 2001. The increase results from debt incurred to finance the OPB acquisition which was partially offset by debt paydowns from free cash flow, lower interest rates in 2002 and reduced interest expenses on convertible notes which were exchanged for common stock in March 2002.

Other Income (Expense), Net (in millions)
	2002	2001
Other income (expense), net:
Interest Income	$1.4	$3.5
Foreign exchange losses, net	(5.3)	(3.4)
Amortization of debt costs	(4.7)	(6.0)
Litigation/insurance settlements	.6	2.1
Income from joint venture carried at equity	1.0	.8
Expense for conversion of convertible notes and reduction of line of credit	(51.2)	(7.4)
Investment write-off	---	(2.5)
Other, net	(.6)	(1.1)
	$(58.8)	$(14.0)

Provision (Benefit) For Income Taxes

     The provision (benefit) for income taxes in 2002 as a percentage of pre-tax income was approximately (39.4%) as compared to 1.7% in 2001. The major component in 2001 which reduced the effective benefit was reduced as a result of the non-deductible write-off of in-process R&D of $37.7 million recorded in the OPB acquisition. Footnote 14 to the financial statements presents an analysis of the effective tax rate.

Identified Transactions, 2002

     The following is a summary of the identified transactions for 2002 which have affected the results of the Company. By identifying the transactions, the Company is attempting to facilitate an understanding of its results. The majority of the transaction types have happened in the past two years and could recur in the next two years. The following table summarizes the identified transactions:

2002 Identified Transactions
(in millions)
	HPI	USHP	AH	Corporate and Other	Total

Cost of sales	$ --	$(5.4)	$(6.4)	$ --	$(11.8)
Asset impairments and other	(15.1)	--	(145.7)	(1.3)	(162.1)
Other income (expense), net	--	--	--	(51.1)	(51.1)
Extraordinary item	--	--	--	--	(1.1)

     A discussion of the identified transactions follows:

     HPI, primarily within the IG segment, incurred asset impairment and other charges of approximately $15.1 million consisting of severance charges of approximately $1.7 million and impairment losses of $13.4 million relating to product lines in France and Germany which, as part of the 2003 plan process, were determined to be impaired and were written down.

     USHP incurred charges of approximately $5.4 million in connection with the OPB acquisition on December 12, 2001, which in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" was accounted for by the purchase method. Required adjustments for purchase accounting included a step-up of finished goods inventory of $7.1 million of which $1.7 million was expensed as the acquired inventory was sold in December 2001 and the remaining balance of $5.4 million as the inventory was sold in the first quarter of 2002.

     AH incurred charges of approximately $152.1 million in 2002 in connection with changes in response to and in anticipation of major challenges in the marketplace and in the way the business will be managed in the future. The AH business, which is in low or no growth competitive markets, will be repositioned to enhance working capital management and cash flow. AH management was changed; there were reductions in workforce at closed plant sites; and positions were eliminated in a number of functions, resulting in severance charges of approximately $3.8 million. AH announced the closing of four facilities which resulted in write-downs and exit costs of $45.2 million (consisting of $40.2 million of asset impairments and $5.0 million of cost of sales). AH announced an impairment charge of $37.1 million (including $1.4 million of cost of sales) for certain tangible and intangible assets related to an AH product, Reporcin. New competitive entrants combined with significant price pressure resulted in lower forecasted cash flows and a change in strategy to cash generation from growth through new products and technologies and through international market expansion. The lower forecasted cash flows triggered an impairment of all AH goodwill totaling $66.0 million.

     Corporate includes severance charges for management reorganization of $1.3 million, $51.1 million of charges related to the exchange of convertible debt in the first quarter of 2002, ($48.0 million) and write-off of deferred loan costs due to the reduction of the credit line by $150 million ($3.2 million).

     In 2002, the Company prepaid $85.0 million of term debt and recorded charges classified asextraordinary losses of $1.7 million, or $1.1 million after tax.

Results of Operations 2001 vs. 2000 (all earnings per share amounts are diluted)

     For the year ended December 31, 2001, revenue was $975.0 million, an increase of $74.2 million (8.2%) compared to 2000. Operating income was $24.4 million, an decrease of $99.9 million, compared to 2000. The Company recorded a net loss of $37.9 million ($.93 per share) compared to net income of $55.5 million ($1.49 per share). 2001 results include charges and expenses related to the acquisition and financing of the OPB, the repayment of a previous credit agreement, the combination of OPB and USPD to form USHP, the combination of IG and API to form HPI, management actions in the Animal Health segment and other unusual items.

Revenues (in millions)
	2001	2000	Inc. (Dec.)%

IG	$262.9	$309.3	$(46.4)	(15.0%)
API	74.4	62.7	11.7	18.7%
USHP	306.4	233.0	73.4	31.5%
Total	643.7	605.0	38.7	6.4%
AH	335.3	300.9	34.4	11.4%

Unallocated	(4.0)	(5.1)	1.1
Total	$975.0	$900.8	$74.2	8.2%

Revenues

     Revenues in IG decreased $46.4 million (15.0%) due to lower volume in many of our markets including Germany and the U.K., lower pricing primarily in the UK and Germany and the effects of translation of currencies into the US dollar. The UK market in 2000 had higher prices due to market conditions. These favorable market conditions did not exist in 2001 due to interim market pricing legislation adopted in August of 2000 that had the effect of lowering pricing. In addition, UK competition has increased primarily on higher margin products which has also lowered prices and margins. The interim price regulations are presently being reviewed. The Company cannot predict what effect, if any, the present government review of pricing and other aspects of the generic drug market will have on future UK pricing or market conditions.

     API revenues increased $11.7 million (18.7%) due primarily to increased volume. USHP revenues increased $73.4 million (31.5%) due to increased volume in new and existing products offset in part by lower net pricing. The acquisition of the OPB - U.S. in December 2001 increased revenues by approximately $15.1 million. In connection with the OPB acquisition, the Company noted that certain of OPB's wholesale customers have levels of inventory generally higher than the Company has historically experienced at USPD. OPB management has indicated that these inventory levels are consistent with OPB's historical experience. However, in the event that these customers reduce inventory levels in the future, the Company's revenues could be adversely impacted.

     Animal Health revenues increased $34.4 million (11.4%) due to the timing of the MFA acquisition in May 2000 (i.e. seven months in 2000 versus twelve months in 2001). Offsetting increases due to acquisition timing were lower sales in the second half of 2001 versus 2000 due to a change in marketing strategy which reduced certain sales incentives and customer terms. Also impacting sales in Animal Health were unfavorable conditions in the U.S. poultry market, a fire at an important Company shipping location and difficult economic conditions in Asia.

Gross Profit

     On a Company-wide basis gross profit declined $19.4 million. Gross margin in 2001 is reduced by the $1.8 million write-off of inventory related to the purchase of OPB and $8.7 million for the disposal of Optibreed inventory in AH. As a percentage of sales, gross profit in 2001 as reported was 39.1%, compared to 44.5% in 2000. The reduction in gross margin represents lower pricing, lower volume and related production inefficiencies as well as F/X effects in IPD offset partially by increases in USPD and FCD due to volume and relatively flat gross profits in AHD. USPD gross profits were negatively impacted by two product recalls which lowered gross profit by approximately $10.0 million in 2001. AHD gross profits were negatively effected in 2000 by the $1.0 million write-up and subsequent write-off of MFA manufactured inventory.

Operating Expenses

     Operating expenses were 36.6% of revenues in 2001 compared to 30.7% of revenues in 2000. The increase in amount of $80.5 million is primarily attributable to $51.1 million of identified transactions and the MFA and OPB acquisitions.

Operating Income

     Operating income in 2001 decreased by $99.9 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
	(in millions)
2000 Operating income	$41.7	$25.5	$26.4	$49.1	$(18.4)	$124.3
2001 Identified transactions
Cost of Sales	---	---	(1.7)	(8.7)	---	(10.4)
Asset Impairments and other	(3.4)	(.8)	(4.9)	(1.0)	(3.3)	(13.4)
In-Process R&D	---	---	(37.7)	---	---	(37.7)

Net margin improvement (decrease) due to volume, new products, acquisitions, and price	(25.8)	7.0	16.7	2.5	--	0.4
(Increase) in operating expenses, net	--	--	(6.9)	(18.5)	(1.2)	(26.6)
Product recalls	--	--	(10.8)	--	--	(10.8)
Translation and other	(2.1)	0.5	--	0.2	--	(1.4)
2001 Operating Income (loss)	$ 10.4	$ 32.2	$(18.9)	$ 23.6	$ (22.9)	$ 24.4

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

Other income (expense), net

     Other income (expense), net was $(14.0) million in 2001 compared to $(3.4) million in 2000 and includes the following items:

	2001	2000
Other income (expense), net:	(in millions)
Interest income	$ 3.5	$ 4.1
Foreign exchange losses, net	(3.4)	(2.4)
Fees for temporary MFA acquisition financing	---	(4.7)
Amortization of debt costs	(6.1)	(2.1)
Litigation/insurance settlements	2.1	.5
Income from joint venture carried at equity	.9	1.6
Expense for conversion of convertible notes	(7.4)	--
Write-downs of investments	(2.5)	--
Other, net	(1.1)	(.4)
	$(14.0)	$(3.4)

Provision (Benefit) For Income Taxes

     The tax provision in 2001 was 1.7% on a pretax loss of $35.1 million due mainly to the non-deductibility of a $37.7 million in-process research and development charge related to the OPB acquisition.

Extraordinary Items

     In 2001, in accordance with GAAP the Company reported an extraordinary item due to the early extinguishment of debt. The Company repaid all debt remaining on the 1999 Credit Facility and $65.0 million of term debt resulting in a pre-tax loss of $3.7 million and after tax loss of $2.2 million ($.05 per share).

Identified Transactions, 2001

The following is a summary of the identified transactions for 2001, which affected the results of the Company. The summary has been prepared to facilitate understanding of these results. The majority of transaction types have occurred in the past two years and could occur in future years.

Year 2001 versus 2000
	2001 Identified Transactions (in millions)
	OPB Acquisition	De- leveraging	Reorganiza-tion/Refocus & Other	Total

Cost of sales	$ 1.7	$ --	$ 8.7	$ 10.4
Selling, general & admin.	9.5	--	3.9	13.4
In-Process R&D	37.7	--	--	37.7
Interest expense	(8.4)	--	--	(8.4)
Other income (expense), net	(2.3)	(7.4)	(0.4)	(10.1)
Extraordinary item	(1.3)	(0.9)	--	(2.2)

A discussion of each of these 2001 identified transactions follows.

OPB Acquisition

OPB Financing

     In July 2001, the Company signed a definitive purchase agreement to acquire the OPB of Faulding Limited from Mayne Nickless Limited ("Mayne") subject to Mayne's completion of a tender offer for Faulding. The Company was required to make a $145.0 million escrow deposit in July. In October, the Company obtained management control of OPB, subject to certain limitations. In October, to fund the $660.0 million purchase price to Mayne, the Company released the $145.0 million escrow, paid an additional $255.0 million and provided a $260.0 million letter of credit. In December the acquisition closed and the letter of credit was funded. The OPB is included in the Company's results from December 12, 2001, the date of acquisition. The identified transactions include the interest expense and letter of credit fees related to the prepayments during the July-December period of $8.4 million and a charge of $2.3 million included in other, net for bank fees primarily for the bridge financing, net of interest income on the escrow deposit.

     The new financing required for the OPB resulted in the repayment and termination of the 1999 Credit Facility. The write-off of the bank fees related to the early extinguishment of debt ($2.2 million pre-tax, $1.3 million net of tax) are also included with the identified transactions.

Purchase Accounting

     The OPB acquisition closed on December 12, 2001 and in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" was accounted for by the purchase method. Required adjustments for purchase accounting included a step-up of finished goods inventory of $7.1 million of which $1.7 million was expensed as the acquired inventory was sold in December 2001. The remaining balance of $5.4 million was expensed in the first quarter of 2002. The most significant adjustment required by purchase accounting was the valuation and write-off of in-process research and development ("IPR&D"). IPR&D was valued at $37.7 million and was written off without a tax benefit (as required) resulting in a reduction of EPS of $.92. IPR&D was valued based on forecasted after tax cash flows for each potential R&D product adjusted for charges for core technology and use of existing assets. The resultant cash flows were discounted at 15.4% and subsequently reduced for a risk adjustment factor dependent on the probability of achieving the cash flows and, in certain instances, the favorable outcome of litigation.

Combination of OPB with USPD and Other Acquisition Expenses

     Upon acquisition, the OPB was combined with the USPD to create U.S. Human Pharmaceuticals. The combination resulted in severance charges of $4.8 million related to USPD employees. In addition, the IPD commenced the closure of its Copenhagen Research Facility resulting in severance of approximately $1.5 million. The Company intends to conduct its oral solid research at the OPB facilities.

     In the first half of 2001, the Company incurred acquisition expenses for professional and consulting services of $3.3 million related to the OPB.

     The combination of the transactions identified with the OPB acquisition resulted in a net loss of $52.4 million or $1.28 per share.

De-leveraging Activities

     The Company significantly increased its debt in connection with the OPB acquisition. The credit facilities entered into in connection with the acquisition of OPB and the refinancing of existing debt contain various financial covenants, operating restrictions and require the repayment of debt on a scheduled basis. The Company is in compliance with all of the terms of the credit facilities and believes it will be able to comply in the future. In order to ensure continued compliance and increase flexibility under the agreements, the Company intends to continue to de-leverage. Toward this goal, the Company has adopted a comprehensive de-leveraging plan, which includes aggressive expense, capital spending and working capital controls and possible sale of assets. The Company has continued to pursue these alternatives to further reduce debt. (See "Liquidity and Capital Resources" for 2002 de-leveraging activities).

     In December 2001, the Company exchanged $34.1 million of 5.75% subordinated debentures for approximately 1.5 million shares of Class A common stock and recorded a non-cash expense of $7.4 million. Additionally, in December 2001, the Company repaid term loans of $65.0 million and recorded an extraordinary charge for early extinguishment of debt ($1.5 million pre-tax, $.9 million after tax). The sum of these 2001 de-leveraging activities resulted in a loss of approximately $6.8 million ($.17 per share).

Reorganization, Refocus and Other Transactions

Animal Health

     In the fourth quarter 2001, the Company changed management in its Animal Health business. The change in management resulted in severance charges of $1.1 million. New management began a review of current projects and decided to discontinue support of certain projects including the commercialization of the Optibreed product. This decision resulted in a charge for disposal of Optibreed inventory of $8.7 million.

HPI

     The combination of IG and API resulted in severance charges of $2.8 million.

Other Items

     Other identified transactions, which net to $.4 million of expense include income of $2.1 million from the settlement of vitamin litigation in the second quarter 2001 offset by the write-off of investments of $2.5 million including an equity position in the company which manufactured the optibreed product.

     The sum of the reorganization, refocus and other transactions is a loss, net of taxes, of $7.9 million ($.19 per share).

Identified Transactions, 2000

     2000 as reported includes charges related to the Roche MFA acquisition which are included in the cost of sales ($1.0 million), selling, general and administrative ($.4 million), and other, net ($4.7 million). These charges, net after tax, totaled approximately $4.0 million.

Inflation

     The effect of inflation on the Company's operations during 2002, 2001 and 2000 was not significant.

Critical Accounting Policies

The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2002, have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies that it considers critical to the operations of the business and understanding its consolidated financial statements:

Revenue Recognition

Revenues are recognized when title to products and risk of loss are transferred to customers. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

In the Company's US Human Pharmaceutical business, and to a lesser extent in Human Pharmaceuticals - International, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, or other managed-care reserves. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates, chargebacks, managed care reserves and estimated returns at the time of sale based on the terms of agreements with customers and historical experience and recognizes revenue net of these estimated costs. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

Goodwill and Intangible Assets

     The Company has completed several acquisitions since 1998, which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, in 2002, upon adoption of SFAS 142, the Company ceased amortization of goodwill and reviewed goodwill upon transition and at year end for impairment.

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

Asset Impairments

     Long-lived assets, including plant and equipment, and other intangible assets are reviewed for impairment when events or circumstances indicate that a dimunition in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the goodwill or intangible asset. If the carrying amount exceeds undiscounted future cash flows, an impairment charge is recorded based on the difference between the carrying amount of the asset and its fair value. Goodwill is reviewed annually for impairment in accordance with SFAS 142.

     The assessment of potential impairment for a particular asset or set of assets requires certain judgments and estimates by the Company, including the determination of an event indicating impairment; the future cash flows to be generated by the asset, including the estimated life of the asset and likelihood of alternative courses of action; the risk associated with those cash flows; and the Company's cost of capital or discount rate to be utilized.

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

Employee Benefit Plans

     The Company provides a range of benefits to employees and retired employees, including pension, post-retirements, post employment and health care benefits. The Company records annual amounts relating to these plans based on the calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost and trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording its obligations under its plans are reasonable based on input from actuaries.

Litigation and Contingencies

     The Company is subject to litigation in the ordinary course of business, and also to certain other contingencies (see Item 3 of this Form 10-K and Note 17 to the financial statements). The Company records legal fees and other expenses related to litigation and contingencies as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record liability for litigation and contingencies on a case by case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

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

Liquidity and Capital Resources

     At December 31, 2002, stockholders' equity was $1,005.2 million compared to $891.6 million and $847.9 million at December 31, 2001, and 2000, respectively. The ratio of long-term debt to equity was .84:1, 1.16:1 and .59:1 at December 31, 2002, 2001 and 2000, respectively. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible notes to equity and miscellaneous equity issuances totaling $142.7 million and $79.0 million of other comprehensive income primarily due a positive currency translation adjustment reflecting the weakening in 2002 of the U.S. dollar, offset by a net loss of $98.8 million, and dividends of $9.2 million. The increase in stockholders' equity in 2001 represents equity issuances primarily due to exchanges of convertible debentures for common stock offset by the 2001 net loss and a negative currency translation adjustment. The increase in stockholders' equity in 2000 primarily reflects the issuance of common stock in 2000 resulting from the $472.8 million equity offerings and net income partially offset by the currency translation adjustment. In 2000, senior debt was paid down with a portion of the proceeds from the equity offerings. In 2001, long-term debt increased to finance the OPB acquisition. In 2002, the Company reduced long-term debt by approximately $181.0 million due to exchange of convertible debentures for equity and repayment of $86.0 million of long term debt.

     Working capital at December 31, 2002, was $296.2 million compared to $319.4 million and $394.0 million at December 31, 2001 and 2000, respectively. Working capital is defined as current assets less current liabilities. The current ratio was 1.79:1 at December 31, 2002 compared to 1.93:1 and 2.91:1 at December 31, 2001 and 2000, respectively.

     Cash flow from operations in 2002 was $162.2 million compared to $119.4 million and $33.1 million in 2001 and 2000, respectively. 2002 cash flows reflected the generally non-cash nature of charges incurred in 2002. Both the asset writedowns and the debt reduction required substantial non-cash charges. 2001 cash flow reflected the non-cash nature of a number of items which contributed to the net loss for the year. The $37.7 million IPR&D charge, the inventory write-offs of $17.8 million, and the $7.4 million charge on exchange of the convertible debentures for Class A common stock are significant non-cash charges. Additionally, the Company reduced accounts receivable balances in 2002 and 2001 compared to the preceding year by $27.3 million and $26.6 million, respectively. The change in marketing strategy in AH in the 4th quarter of 2001 and an emphasis on accounts receivable management are the main reasons for these declines. Cash flow from operations in 2000 was negatively impacted by the structure of the MFA acquisition. The MFA acquisition did not include existing MFA accounts receivable and accordingly, the increase in accounts receivable as sales were made is reflected as a reduction in operating cash flow.

     Balance sheet amounts increased as of December 31, 2002 compared to December 2001 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, the Euro, and British Pound, appreciated versus the U.S. Dollar by approximately 30%, 19%, 19% and 11%, respectively. These increases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $12.6 million, inventories $14.7 million, accounts payable and accrued expenses $13.3 million, and total stockholder's equity $79.0 million. The $79.0 million increase in stockholder's equity is included in other comprehensive loss for the year and results from the weakening of the U.S. Dollar in 2002 against all major functional currencies of the Company's foreign subsidiaries.

     In 2002, the Company's capital expenditures including expenditures for purchased dossiers and for a Company wide ERP system were $81.7 million. In 2003, the Company plans to spend approximately the same amount. The Company has approved a number of capital projects including the construction of an additional API capacity in Copenhagen, and a company-wide information technology project which is expected to require additional capital expenditures of approximately $12.0 million through 2004.

     At December 31, 2002, the Company had $24.0 million in cash and available short-term lines of credit of approximately $12.9 million and $99.0 million available under its 2001 Credit Facility.

     A portion of the Company's short-term and long-term debt is at variable interest rates. The 2001 Credit Facility requires the Company enter into swaps such that interest is fixed on 50% of its debt. During 2002, the Company entered into interest rate agreements to fix interest rates for $265.0 million of its variable rate debt to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into standard agreements to fix interest rates for existing debt if it is deemed prudent.

     In the fourth quarter of 2001, the Company completed the acquisition of the OPB and entered into a $900.0 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. The interest coverage ratio is, and is expected to be, the most restrictive of the covenants. Certain of these covenants became more restrictive as of December 31, 2002 and will become more restrictive for each year thereafter through 2004. The Company is in compliance with these covenants as of December 31, 2002.

     Continued compliance with these financial covenants in 2003 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. The Company undertook certain actions in the fourth quarter of 2001 and in 2002 to reduce the amount of its outstanding debt as part of an overall de-leveraging plan. The de-leveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65.0 million and exchanged common shares for $34.1 million of convertible subordinated debt. In 2002, the Company prepaid $85.0 million of term debt and exchanged common shares for approximately $110.0 million of convertible subordinated debt. Additionally, in December 2002, the Company amended the 2001 Credit Facility which included covenant relief for certain fourth quarter charges and reduced the line of credit by $150.0 million. On an overall basis, senior debt and total debt at December 31, 2002 were $520.2 million and $895.9 million, respectively, compared to $581.5 million and $1,060.6 million, respectively, at December 31, 2001.

     Based on the above actions, combined with operating profit currently forecasted for 2003, the Company fully expects to comply with these covenants throughout 2003. During 2002, the FDA conducted reviews of the Company's Baltimore and Elizabeth manufacturing facilities. In connection with these reviews, the Company was issued several comments included in Form 483's. As a result, the Company has responded to the FDA and is implementing an extensive remediation plan expected to be substantially completed by mid-2004 and cost approximately $38 million. The total cost and timing of the remediation plan may change based upon the FDA responses. Furthermore, additional assessments performed by the Company pursuant to either or both of the plans or in response to FDA comments may lead to either additional expense, additional capital expenditure for plant improvements, product recalls or revenue reduction related to further decreases in production capacity. The Company's 2003 operating profit forecast assumes corrective actions and productions levels at the two USHP plants consistent with its responses to the FDA. Significant deviation from the Company's remediation plan could have a material effect on compliance with the covenants in 2003. The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants. The Company continues to review options, including price increases, asset sales and organizational and business structure changes to reduce its cost base and improve profitability. Certain of these actions may require the consent of the parties to the credit facility.

     At December 31, 2002, the Company's contractual cash obligations (in millions) can be summarized as follows:
Contractual Cash Commitments	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long Term Debt
Senior and other	$700.5	$28.5	$56.6	$90.2	$525.2
Convertible subordinated*	175.4	--	34.2	141.2	--
Operating leases	45.9	10.8	15.1	8.3	11.7
Total contractual cash commitments	$ 921.8	$ 39.3	$ 105.9	$ 239.7	$ 536.9

*Can be settled in shares of the Company's Class A common stock at option of holder.

Under the terms of certain business and product acquisition agreements, the Company may be required to make additional payments in future years upon the occurrence of specified events. Additionally, the Company has a number of conditional supply agreements which obligate the Company to purchase products or services from vendors based on Company forecasts which are updated on a regular basis and at prices subject to negotiation and change. Certain of the supply agreements may require minimum payments under certain circumstances if minimum quantities are not purchased. See Note 18 to the financial statements for additional information.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risks

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company's risk management practice includes the selective use, on a limited basis, of forward foreign currency exchange contracts and interest rate agreements. Such instruments are used for purposes other than trading.

Foreign Currency Exchange Rate Risk

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

     At December 31, 2002, the Company had forward foreign exchange contracts with a notional amount of $132.6 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first three quarters of 2003. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be less than $6.0 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

Interest Rate Risk

     Alpharma's interest rate risk relates primarily to long-term and short-term debt which has variable interest rates and reset generally every three months. At December 31, 2002 the Company has $460.8 million of variable rate U.S. Dollar debt under its 2001 Credit Agreement. The 2001 Credit Agreement required the Company have at least 50% of its total debt at fixed interest rates or have interest rate protection with an initial average life of 3 years for the amount of variable rate debt necessary to have fixed and interest rate protected debt at least equal to 50% of total debt. As required in early 2002, the Company entered into a standard interest rate swap for three years for $100.0 million of debt. In late 2002 and early 2003, the Company entered into interest rate swaps for an additional $265.0 million to fix interest rates for 2003. The Company's purpose was to fix rates to comply with the credit facility and lock in interest rates for 2003.

Item 8. Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedule.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2003, which Proxy Statement will be filed on or prior to April 17, 2003, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.    Executive Compensation

     The information to be set forth under the sub caption "Directors' Fees and Related Information" appearing under the caption "Board of Directors" of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2003, which Proxy Statement will be filed on or prior to April 17, 2003, and the information set forth under the caption "Executive Compensation and Benefits" in such Proxy Statement is incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information to be set forth under the caption "Security Ownership of Certain Beneficial Owners" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 19, 2003, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 17, 2003.

     The Company's controlling shareholder, ALI, has a bank loan agreement which, if defaulted on by ALI, could result in the lenders taking indirect control of the Class B Common Shares of the Company. A change in beneficial ownership of the Class B Common Shares would constitute a change in control of the registrant. (See Note 13 to the Consolidated Financial Statements).

Item 13.    Certain Relationships and Related Transactions

     The information to be set forth under the caption "Certain Related Transactions and Relationships" of the Proxy Statement relating to the Annual Meeting of Stockholders expected to be held on May 19, 2003, is incorporated into this Report by reference. Such Proxy Statement will be filed on or prior to April 17, 2003.

Item 14.    Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

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

     The Company's auditors identified the following two reportable conditions in connection with their audit of the 2001 Financial Statements: (i) unclear reporting relationships between the Company's corporate finance division and the finance officers of the individual operating divisions, resulting in the corporate finance division's inability to directly and effectively oversee the finance activities of the operating divisions, and (ii) lack of formal Company wide accounting policies and procedures.

     The Company has resolved the reportable conditions by taking the following actions: (i) the Company has made changes and additions in key finance personnel and has established clear reporting relationships, (ii) the Company has standardized and expanded the scope of monthly and quarterly financial review procedures, (iii) the Company completed a review, through an international accounting firm, of the internal controls of the Animal Health business which was the subject of the Company's 2001 restatement, (iv) the Company engaged an international accounting firm to establish an internal audit function and (v) the Company has introduced formal accounting policies relating to significant risk areas.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements

     See page F-1 of this Report, which includes an index to consolidated financial statements and financial statement schedule.

List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    Put and Call Option Agreement, dated July 12, 2001, among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and the Company, was filed as Exhibit 2.1 to the Company's Form 8-K dated as of July 11, 2001 and is incorporated by reference.

2.1a       Variation Agreement, dated August 17, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and the Company was filed as Exhibit 2.1a to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

2.1b     Second Variation Agreement, dated August 30, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and the Company was filed as Exhibit 2.1b to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

2.1c   Third Variation Agreement, dated September 17, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and the Company was filed as Exhibit 2.1c to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

2.1d      Fourth Variation Agreement, dated September 20, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and the Company was filed as Exhibit 2.1d to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

2.1e       Sixth Variation Agreement, dated December 6, 2001 among Mayne Nickless Limited, Mayne Nickless Health Logistics Pty Limited, Oral Pharmaceuticals Acquisition Corp. and the Company was filed as Exhibit 2.1e to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

3.1     Amended and Restated Certificate of Incorporation of the Company, dated September 30, 1994 and filed with the Secretary of State of the State of Delaware on October 3, 1994, was filed as Exhibit 3.1 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

3.1a     Certificate of Amendment of the Certificate of Incorporation of the Company dated September 15, 1995 and filed with the Secretary of State of Delaware on September 15, 1995 was filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 dated September 21, 1995 (Registration on No. 33-60029) and is incorporated by reference.

3.1b      Certificate of Amendment to the Certificate of Incorporation of the Company dated July 2, 1999 and filed with the Secretary of State of Delaware on July 6, 1999 was filed as Exhibit 3.1 to the Company's June 30, 1999 quarterly report on Form 10-Q/A and is incorporated by reference.

3.1c     Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, effective September 2000, was filed as Exhibit 3.0 to the Company's September 30, 2000 quarterly report on Form 10-Q and is incorporated by reference.

3.2     Amended and Restated By-Laws of the Company, effective as of January 31, 2002, was filed as an Exhibit to the Company's March 31, 2002 quarterly report on Form 10-Q and is incorporated by reference..

4.1      Reference is made to Article Fourth of the Amended and Restated Certificate of Incorporation of the Company which is referenced as Exhibit 3.1 to this Report.

4.2      Notes Purchase Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated December 12, 2001 was filed as Exhibit 4.2 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

    Shelf Registration Rights Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated as of December 12, 2001 was filed as Exhibit 4.3 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

4.3a      Shelf Registration Joinder Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated as of January 11, 2002 was filed as Exhibit 4.3a to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference..

4.3b      Letter Agreement relating to Shelf Registration Rights Agreement among Alpharma Inc (on behalf of Alpharma Operating Corporation and each of the guarantors), Banc of America Bridge LLC, and CIBC Inc., dated March 12, 2002 was filed as Exhibit 4.3b to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

4.4      Indenture, dated as of March 30, 1998, by and among the Company and First Union National Bank, as trustee, with respect to the 5 3/4% Convertible Subordinated Notes due 2005 was filed as Exhibit 4.1 to the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

4.5      Indenture dated as of June 2, 1999, by and between the Registrant and First Union National Bank, as trustee, with respect to the 3% Convertible Senior Subordinated Notes due 2006, was filed as Exhibit 4.1 to the Company's Form 8-K dated as of June 16, 1999 and is incorporated by reference.

      Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 2002 will be furnished to the Commission upon request.

10.1      Credit Agreement dated as of October 5, 2001 between the Company and Bank of America N.A. and other Lenders was filed as Exhibit 10.0 to the Company's September 30, 2001 Form 10Q and is incorporated by reference.

10.2      Subsidiary Guaranty made by certain of the Company's subsidiaries in favor of Bank of America N.A., as Administrative Agent dated December 26, 2001 was filed as Exhibit 10.2a to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.3 Amendment No. 1 to the Credit Agreement dated as of December 16, 2002 between the Company and Bank of America and other lenders is filed as an Exhibit to this Report.

10.4     Employment Agreement between the Company and Michael J. Nestor dated September 17, 2001, was filed as Exhibit 10.3 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.5      Employment Agreement between the Company and Richard J. Cella dated August 29, 2000, was filed as Exhibit 10.4 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.6      Separation Letter Agreement between the Company and Thomas Anderson dated January 15, 2001, was filed as Exhibit 10.5 to the Company's 2001 Annual Report on Form 10-K dated and is incorporated by reference.

10.7 Consulting Agreement between I. Roy Cohen and the Company dated as of January 1, 2001 was filed as Exhibit 10.b to the Company's 2000 Annual Report on Form 10-K is incorporated by reference.

10.8  Employment Agreement dated July 30, 1991 between the Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

10.9    Agreement between the Company and Einar W. Sissener dated July 1, 1999 was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.

10.10 Employment Contract between the Company and Ingrid Wiik dated December 1, 2000 was filed as Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.11 Termination Agreement between the Company and Bruce Andrews dated March 28, 2002 was filed as Exhibit 10.1 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.12 Employment Contract between the Company and Matthew Farrell dated April 12, 2002 was filed as Exhibit 10.2 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.13 Separation Agreement between the Company and Jeffrey E. Smith, effective June 12, 2002 was filed as Exhibit 10.1 to the Company's June 30, 2002 Form 10Q and is incorporated by reference.

10.14 Employment Contract between the Company and Michael J. Valentino dated October 21, 2002 was filed as Exhibit 10.1 to the Company's September 30, 2002 Form 10Q and is incorporated by reference.

10.15 Separation Agreement between the Company and Michael J. Valentino dated February 10, 2003 is filed as an Exhibit to this Report.

10.16 Employment contract between the Company and Carol Wrenn dated October 19, 2001 is filed as an Exhibit to this Report.

10.17 Employment contract between the Company and George Rose dated July 17, 2001 is filed as an Exhibit to this Report.

10.18 Employment contract between the Company and Carl-Aake Carlsson dated October 17, 2002 is filed as an Exhibit to this Report.

10.19 The Company's 1997 Incentive Stock Option and Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10Q/A and is incorporated by reference.

10.20 Amended and Restated Employee Stock Purchase Plan effective as of October 1, 2002 is filed as an Exhibit to this Report.

10.21 Severance Plan effective March 11, 2002 is filed as an Exhibit to this Report.

10.22 Change in Control Plan effective March 11, 2002 is filed as an Exhibit to this Report.

10.23 Alpharma Inc. Executive Bonus Plan, effective January 1, 2002, is filed as an Exhibit to this Report.

10.24 Administrative Services Agreement between A.L. Industrier AS and Alpharma AS dated October 3, 1994 was filed as Exhibit 10.11 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

10.25 Lease Agreement between A.L. Industrier AS, as landlord, and Alpharma AS, as tenant dated October 3, 1994 was filed as Exhibit 10.10 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

10.26 Parking Lot Lease Agreement between A.L. Industrier AS, as landlord, and Alpharma AS, as tenant dated as of February 1, 2002 was filed as Exhibit 10.0 to the Company's September 30, 2002 quarterly report on Form 10Q and is incorporated by reference.

10.27 Asset purchase agreement dated as of April 19, 2000 among Roche Vitamins and F. Hoffman La Roche Ltd. (collectively, sellers) and the Company was filed as Exhibit 2.1 to the Company's Form 8-K dated May 5, 2000 and is incorporated by reference.

10.28 Agreement of Sale between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, dated as of January 30, 2003 is filed as an Exhibit to this Report.

10.29 Supply and Packaging Agreement between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, dated as of January 30, 2003 is filed as an Exhibit to this Report.

10.30 Distribution Agreement for medical plaster products dated January 30, 2003 between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, is filed as an Exhibit to this Report.

10.31 Distribution Agreement for vitamin products dated January 30, 2003 between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, is filed as an Exhibit to this Report.

12     A computation of Ratio of Earnings to Fixed Charges is filed as an Exhibit to this Report.

21      A list of the subsidiaries of the Registrant as of March 17, 2003 is filed as an Exhibit to this Report.

23      Consent of PricewaterhouseCoopers LLP, Independent Accountants, is filed as an Exhibit to this Report.

99 Certifications pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

Reports on Form 8-K

There were no reports on Form 8-K filed in the fourth quarter of 2002.

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
March 24, 2003	Alpharma Inc. Registrant By: /s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2003	/s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Date: March 24, 2003	/s/ Ingrid Wiik Ingrid Wiik Director, President and Chief Executive Officer

Date: March 24, 2003	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer

Date: March 24, 2003	/s/ I. Roy Cohen I. Roy Cohen Director and Chairman of the Executive and Finance Committee

Date: March 24, 2003	/s/ Glen E. Hess Glen E. Hess Director

Date: March 24, 2003	/s/ Peter G. Tombros Peter G. Tombros Director and Chairman of the Compensation Committee
Date: March 24, 2003	/s/ Erik G. Tandberg Erik G. Tandberg Director

Date: March 24, 2003	/s/ Øyvin Brøymer Øyvin Brøymer Director

Date: March 24, 2003	/s/ Erik Hornnaess Erik Hornnaess Director

Date: March 24, 2003	/s/ William I. Jacobs William I. Jacobs Director and Chairman of the Audit Committee

Date: March 24, 2003
Robert Thong Director

Date: March 24, 2003
Farah M. Walters Director
Date: March 24, 2003
Jill Kanin-Lovers Director
Date: March 24, 2003	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

CERTIFICATION

I, Ingrid Wiik, certify that:

1. I have reviewed this annual report on Form 10-K of Alpharma Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: .March 24, 2003

/s/ Ingrid Wiik_
Ingrid Wiik
President and Chief Executive Officer

CERTIFICATION

I, Matthew Farrell, certify that:

1. I have reviewed this annual report on Form 10-K of Alpharma Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ Matthew Farrell
Matthew Farrell
Executive Vice President, Finance and Chief Financial Officer

* * * * *

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet at December 31, 2002 and 2001	F-3

Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-6

Notes to Consolidated Financial Statements	F-7 to F-49

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
  Board of Directors of
  Alpharma Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company") as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey

March 21, 2003

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$23,963	$14,894
Accounts receivable, net	235,305	259,246
Inventories	345,421	331,773
Prepaid expenses and other current assets	66,740	56,608
Total current assets	671,429	662,521

Property, plant and equipment, net	482,700	482,206
Goodwill, net	671,912	746,305
Intangible assets, net	381,067	394,405
Other assets and deferred charges	89,816	104,571

Total assets	$2,296,924	$2,390,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$28,592	$25,691
Short-term debt	20,000	4,647
Accounts payable	130,213	171,275
Accrued expenses	166,115	126,113
Accrued and deferred income taxes	30,296	15,429

Total current liabilities	375,216	343,155

Long-term debt:
Senior	471,561	551,173
Senior subordinated notes	200,293	200,000
Convertible subordinated notes,	175,412	279,081
Deferred income taxes	40,281	100,154
Other non-current liabilities	28,933	24,829

Commitments and contingencies (see Note 18)

Stockholders' equity:
Preferred stock, $1 par value, no shares issued	--	---
Class A Common Stock, $.20 par value 39,895,214 and 32,740,289 shares issued	7,978	6,548
Class B Common Stock, $.20 par value 11,872,897 and 11,872,897 shares issued	2,375	2,375
Additional paid-in capital	1,046,802	905,099
Retained earnings (deficit)	(24,342)	83,677
Accumulated other comprehensive loss	(20,170)	(99,140)
Treasury stock, at cost	(7,415)	(6,943)
Total stockholders' equity	1,005,228	891,616
Total liabilities and stockholders' equity	$2,296,924	$2,390,008

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000

Total revenue	$1,237,980	$974,990	$900,794

Cost of sales	707,688	593,609	500,033

Gross profit	530,292	381,381	400,761

Selling, general and administrative expenses	332,053	260,282	233,188
Research and development	67,088	48,985	43,276
Asset impairments and other	162,131	10,059	--
Purchased in process research and development	--	37,665	--

Operating income (loss)	(30,980)	24,390	124,297
Interest expense	(71,496)	(45,467)	(45,183)
Other income (expense), net	(58,793)	(13,984)	(3,430)

Income (loss) before income taxes and extraordinary item	(161,269)	(35,061)	75,684
Provision (benefit) for income taxes	(63,586)	613	20,176

Income (loss) before extraordinary item	(97,683)	(35,674)	55,508

Extraordinary item, net of tax	(1,101)	(2,240)	--
Net income (loss)	$(98,784)	$ (37,914)	$ 55,508

Earnings per common share:
Basic
Income (loss) before extraordinary item	$(1.96)	$ (.87)	$1.59
Net income (loss)	$(1.98)	$ (.93)	$1.59
Diluted
Income (loss) before extraordinary item	$(1.96)	$ (.87)	$1.49
Net income (loss)	$(1.98)	$ (.93)	$1.49

See notes to consolidated financial statements.
ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Compre-hensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders Equity

Balance, December 31, 1999	$ 5,978	$297,780	$(34,201)	$80,150	$(6,184)	$343,523

Comprehensive income:
Net income - 2000				55,508		55,508
Currency translation adjustment			(40,862)			(40,862)
Total comprehensive net income						14,646

Dividends declared ($.18 per common share)				(6,526)		(6,526)
Tax benefit realized from stock option plan		6,560				6,560
Purchase of treasury stock					(759)	(759)
Exercise of stock options (Class A) and other	122	14,785				14,907
Proceeds from equity offerings, net (Class A)	1,990	470,832				472,822
Employee stock purchase plan	12	2,702	_______	_______	______	2,714

Balance, December 31, 2000	$8,102	$792,659	$(75,063)	$129,132	$(6,943)	$847,887

Comprehensive income:
Net loss - 2001				(37,914)		(37,914)
Currency translation adjustment			(24,077)			(24,077)
Total comprehensive net loss						(61,991)

Dividends declared ($.18 per common share)				(7,541)		(7,541)
Tax benefit realized from stock option plan		478				478
Noncash conversion of 05 Notes, net	297	39,827				40,124
Noncash conversion of Industrier Note, net	475	66,639				67,114
Exercise of stock options (Class A) and other	25	2,183				2,208
Employee stock purchase plan	24	3,313	--	--	--	3,337

Balance, December 31, 2001	$8,923	$905,099	$(99,140)	$83,677	$(6,943)	$891,616

Comprehensive income:
Net loss - 2002				(98,784)		(98,784)
Currency translation adjustment			84,034			84,034
Minimum Pension Liability, net			(1,797)			(1,797)
Unrealized losses on derivative contracts, net			(3,267)			(3,267)
Total comprehensive net loss						(19,814)

Dividends declared ($.18 per common share)				(9,235)		(9,235)
Noncash conversion of 05 Notes, net	653	68,501				69,154
Noncash conversion of 06 Note, net	687	66,309				66,996
Exercise of stock options (Class A) and other	35	3,172			(472)	2,735
Employee stock purchase plan	55	3,721	--	--	--	3,776

Balance, December 31, 2002	$10,353	$1,046,802	$(20,170)	$(24,342)	$(7,415)	$1,005,228

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$(98,784)	$(37,914)	$55,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,259	77,611	64,836
Purchased in-process research and development	--	37,665	---
Deferred income taxes	(47,589)	3,400	(4,507)
Other noncash items	199,679	36,428	12,630
Change in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease in accounts receivable	27,308	26,642	(75,292)
(Increase) in inventory	(949)	(41,620)	(50,965)
(Increase) decrease in prepaid expenses and other current assets	(10,590)	(943)	(7,909)
Increase in accounts payable, accrued expenses and accrued income taxes	2,538	22,561	31,544
Other, net	2,328	(4,446)	7,279
Net cash provided by operating activities	162,200	119,384	33,124

Investing activities:
Capital expenditures	(74,390)	(85,247)	(72,088)
Purchase of businesses and intangibles, net of cash acquired	(7,313)	(687,889)	(274,135)
Other loans, net	--	------	(1,500)
Net cash used in investing activities	(81,703)	(773,136)	(347,723)

Financing activities:
Net advances (repayments) under lines of credit	15,325	4,690	(3,883)
Proceeds of senior long-term debt	31,000	784,117	128,000
Reduction of senior long-term debt	(117,367)	(358,074)	(236,629)
Dividends paid	(9,235)	(7,541)	(6,526)
Proceeds from sales of subordinated notes	--	200,000	----
Payment for debt issuance costs	580	(31,610)	(747)
Proceeds from equity offerings, net	--	---	472,822
Proceeds from employee stock option and stock purchase plan and other	6,720	5,545	16,807
Net cash provided by financing activities	(72,977)	597,127	369,844

Net cash flows from exchange rate changes	1,539	(1,412)	31

Increase (decrease) in cash and cash equivalents	9,069	(58,037)	55,276
Cash and cash equivalents at beginning of year	14,894	72,931	17,655
Cash and cash equivalents at end of year	$23,963	$14,894	$72,931

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.    The Company:

     Alpharma Inc. and Subsidiaries, (the "Company") is a global pharmaceutical company which develops, manufactures and markets specialty generic and proprietary human pharmaceutical and animal pharmaceutical products.

     In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A.L. Industrier A.S ("A.L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 23.1% of the total outstanding common stock as of December 31, 2002. A.L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders. (See Note 20.)

     The Company's businesses are organized in four reportable segments as follows:

International Generics ("IG")
Active Pharmaceutical Ingredients ("API")
U.S. Human Pharmaceuticals ("USHP")
Animal Health ("AH")

     IG and API are part of Human Pharmaceuticals International ("HPI") which has a single management team and infastructure and is responsible for both segments.

     IG's principal products are dosage form pharmaceuticals sold primarily in Scandinavia, the United Kingdom and western Europe as well as Indonesia, China and certain middle eastern countries.

     The API's principal products are bulk pharmaceutical antibiotics sold to the pharmaceutical industry in the U.S. and worldwide for use as active substances in a number of finished pharmaceuticals.

     USHP's principal products are generic liquid and topical pharmaceuticals and solid dose oral pharmaceuticals both generic and branded. USHP sells primarily to wholesalers, distributors, and merchandising chains.

     The Animal Health business includes the Animal Health Products and the Aquatic Animal Health Products. Animal Health's principal products are feed additive and other animal health products for animals raised for commercial food production (principally poultry, cattle and swine) in the U.S. and worldwide. Aquatic Animal Health manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 24 for segment and geographic information.)

2.   Summary of Significant Accounting Policies:

Principles of consolidation:

     The consolidated financial statements include the accounts of the Company and its domestic and foreign subsidiaries. The effects of all significant intercompany transactions have been eliminated. Certain amounts have been reclassified to conform with current year presentations.

Use of estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. The estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents:

     Cash equivalents include all highly liquid investments that have an original maturity of three months or less.

Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for most inventories, with certain U.S. Human Pharmaceutical inventory values on a last-in, first-out basis. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Reserves are recorded for inventory determined to be damaged, obsolete, or otherwise unsaleable.

     The Company also purchases raw materials, and manufactures finished goods, for certain products prior to the product receiving regulatory approval or during a period when the product is subject to litigation. The Company reviews these inventories on a case-by-case basis, and records a write-down of the inventory if it becomes probable that regulatory approval will not be obtained, litigation will be resolved unfavorably, or the inventory's cost will not be recoverable based on other factors. See Note 18 for additional information.

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

     Depreciable assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable based on projected undiscounted cash flows associated with the assets. A loss is recognized for the difference between the fair value and the carrying amount of the assets. Fair value is determined based upon a market quote, if available, or is based on valuation techniques.

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. In 2002, 2001 and 2000, $1,904, $2,232, and $1,265 of interest costs were capitalized, respectively.

     Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:
Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Goodwill and Intangible Assets:

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill and certain intangibles determined to have indefinite lives, acquired before initial application of the standard, will not be amortized but will be tested for impairment within six months of adoption of the statement, and at least annually thereafter. Intangible assets other than goodwill will be amortized over their useful lives, generally 5-20 years, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 12 for additional detail relating to the Company's goodwill and other intangible assets.

Foreign currency translation and transactions:

     The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 2002, 2001 and 2000 is net of $(1,910), $318 and $1,187, respectively, representing the foreign tax effects associated with long-term intercompany advances to foreign subsidiaries.

Derivative Instruments:

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138, (referred to hereafter as "SFAS 133"), on January 1, 2001. Under the provisions of SFAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or stockholders' equity, depending on the intended use of the derivative and whether the derivative is classified as a hedging instrument. Changes in fair value of the derivative instrument not designated as hedging instruments are recognized in earnings in the current period.

     The Company formally documents all relationships between hedging instruments and hedged items as well as the risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges are linked directly to specific transactions and the Company assesses effectiveness at inception and on a quarterly basis. When it is determined that a derivative instrument is not highly effective or the transaction is no longer deemed probable of occurring, the Company discontinues hedge accounting.

     The Company's derivative instruments, which are entered into on a limited basis, consist principally of foreign currency forward contracts and interest rate swaps. These instruments are entered into in order to manage exposures to changes in foreign currency exchange rates and interest rates. The Company carries its derivative instruments at its fair value on the balance sheet, recognizing changes in the fair value of foreign currency forwards in current period earnings and changes in the fair value of interest rate swaps, which are classified as cash flow hedges, in stockholders' equity.

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

     In the Company's U.S. Human Pharmaceutical business, and to a lesser extent in Human Pharmaceuticals - International, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, or other managed-care reserves. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates, chargebacks, managed care reserves and estimated returns at the time of sale based on the terms of agreements with customers and historical experience. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

Income taxes:

     The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method.

     At December 31, 2002, the Company's share of the undistributed earnings of its foreign subsidiaries, (excluding cumulative foreign currency translation adjustments), was approximately $148,000. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

Accounting for stock-based compensation:

     At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 22. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.
	Years Ended December 31,
	2002	2001	2000

Net (loss) income, as reported	$(98,784)	$(37,914)	$55,508
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,335	4,876	4,418

Pro forma net (loss) income	$(105,119)	$(42,790)	$51,090

(Loss) earnings per share:
Basic-as reported	$(1.98)	$(.93)	$1.59
Basic-pro forma	$(2.11)	$(1.05)	$1.46

Diluted-as reported	$(1.98)	$(.93)	$1.49
Diluted-pro forma	$(2.11)	$(1.05)	$1.39

Comprehensive loss:

     SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Included within accumulated other comprehensive loss for the Company are foreign currency translation adjustments, changes in the fair value of interest rate swaps designated as cash flow hedges, net of related tax benefit of $2,079, and changes in the minimum pension liability, net of related tax benefit of $1,124. Total comprehensive income (loss) for the years ended 2002, 2001 and 2000 is included in the Statement of Stockholders' Equity.

     The components of accumulated other comprehensive (loss) includes:
	Years Ended December 31,
	2002	2001	2000

Cumulative translation adjustment	$(15,106)	$(99,140)	$(75,063)
Minimum pension liability, net	(1,797)	--	--
Unrealized losses on derivative contracts, net	(3,267)	--	--
	$(20,710)	$(99,140)	$(75,063)

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

Shipping Costs

     The Company accounts for shipping costs in selling, general and administrative expenses for purposes of classification within the Consolidated Statement of Operations. These costs were approximately $20,000, $19,000, and $14,000 for the three years ended December 31, 2002, 2001 and 2000.

Software and Development Costs

     In 2002, 2001 and 2000, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization began in April 2002 as portions of the project were completed, were ready for their intended purpose and were placed in service.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

     Capitalized software costs to date through December 31, 2002 and 2001 amounted to approximately $43,805 and $39,197, respectively and are included in other assets. Amortization began in 2002, and was $3,643 for the year ended December 31. All significant software modules are expected to be completed and ready for their intended purpose during 2003.

Recent Accounting Pronouncements

     In July, 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company has determined the effects on its financial statements resulting from adoption will not be material.

     During August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which provides guidance on the accounting for the impairment or disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted cash flows will not recover its carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration and incorporates a probability-weighted cash flow estimation approach. The previous guidance provided in SFAS 121 is to be applied to assets to be disposed of by sale. Long-lived assets to be disposed by other than sale will now recognize impairment at the date of disposal, but will be considered assets to be held and used until that time. The Company adopted SFAS 144 as of January 1, 2002.

     In May 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". The statement rescinds SFAS 4 (as amended by SFAS 64), which required extraordinary item treatment for gains and losses on extinguishments of debt, and SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt are effective for the Company beginning January 1, 2003, and all other provisions are effective for transactions occurring on or financial statements issued after May 5, 2002. The Company has determined the effects on its financial statements resulting from adoption will not be material.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Any charges associated with future restructuring programs will be recorded in accordance with SFAS 146. This will spread the recognition of the restructuring expenses over a number of accounting periods as compared to EITF 94-3.

     On December 31, 2002, the Financial Accounting Standards Board issued FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Statement 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of statement 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement 148's amendment of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of FAS 148 as of December 31, 2002, and will continue to use the intrinsic value method of APB 25.

     In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 21, 2002. The required disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002.

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN No. 46 to determine its impact, if any, on future periods, and does not anticipate any material accounting or disclosure requirement under the provisions of the interpretation.

     In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently reviewing the impact of this EITF.

3.Liquidity and Capital Resources:

        In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") (See Notes 4 and 13) and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants became more restrictive as of December 31, 2002 and will become more restrictive for each year thereafter through 2004. The Company is in compliance with these covenants as of December 31, 2002.

        Continued compliance with these financial covenants in 2003 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. The Company undertook certain actions in the fourth quarter of 2001 and in 2002 to reduce the amount of its outstanding debt as part of an overall de-leveraging plan. The de-leveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65,000 and exchanged common shares for $34,100 of convertible subordinated debt. In 2002, the Company prepaid $85,000 of term debt and exchanged common shares for approximately $110,000 of convertible subordinated debt. Additionally, in December 2002, the Company amended the 2001 Credit Facility which included covenant relief for certain fourth quarter charges and reduced the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at December 31, 2002 were $520,153 and $895,858, respectively, compared to $581,511 and $1,060,592, respectively, at December 31, 2001.

        Based on the above actions, combined with operating profit and cash flow currently forecasted for 2003, the Company fully expects to comply with these covenants throughout 2003. During 2002, the FDA conducted reviews of the Company's Baltimore and Elizabeth manufacturing facilities. In connection with these reviews, the Company was issued several comments included in Form 483's. As a result, the Company has responded to the FDA and is implementing an extensive remediation plan expected to be completed by mid-2004 and cost approximately $38,000. The total cost and timing of the remediation plan may change based upon the FDA responses. Furthermore, additional assessments performed by the Company pursuant to either or both of the plans or in response to FDA comments may lead to either additional expense, additional capital expenditure for plant improvements, product recalls or revenue reduction related to further decreases in production levels. The Company's 2003 operating profit forecast assumes corrective actions and production levels at the two USHP plants consistent with its responses to the FDA. Significant deviation from the Company's remediation plan could significantly impact the Company's ability to comply with the 2003 covenants. The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants. The Company continues to review options, including price increases, asset sales and organizational and business structure changes to reduce its cost base and improve profitability and cash flow. Certain of these actions may require the consent of the parties to the credit facility.

4.   Business and Product Line Acquisitions

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

     The transaction generated significant charges for in-process research and development ("IPR&D"), the write-up and subsequent write-off of purchased inventory, financing costs specific to the transaction and integration costs incurred in combining OPB in the United States with the U.S. Pharmaceutical Division ("USPD") to form U.S. Human Pharmaceuticals ("USHP"). IPR&D was valued based on estimated future cash flows for 22 individual products under development, adjusted for charges for core technology and use of existing assets. Cash flows were discounted at a rate of 15.4% and a risk adjustment factor was subsequently applied to each project based on probability of realization of the cash flows. Cash inflows from individual projects are expected to commence during the period ranging from mid-2002 to 2005, depending on the project. The estimated future cash flows are based on assumptions consistent with the OPB's historical performance. The charges can be summarized as follows:
	December 31,
Description	2002	2001	Caption

Inventory write-up (related to sales of acquired inventory)	$5,357	$1,751	Cost of sales

IPR&D	--	37,665	Purchased in-process research and development

Severance of USPD employees	--	4,829	Asset impairments and other

Amortization of bridge financing expenses	--	3,271	Other, net

Charges and expenses related to the acquisition	$ 5,357	$47,516
Tax benefit	(2,062)	(3,842)
Net charge	$ 3,295	$43,674
Loss per share	$ (.07)	$(1.07)

     During 2002, the Company adjusted the preliminary purchase price allocation for changes in account balances resulting from the final valuation, adjustments to the opening balance sheet and certain reclassifications. The most significant changes resulted in a reclassification of approximately $25,500 from goodwill to intangible assets related to the valuation of certain product rights, and a reduction of goodwill and deferred tax liabilities of approximately $26,000 as amortization of certain identified intangibles were determined to be deductible for tax purposes.

     The purchase price was allocated based on a final valuation in the following manner:

Faulding Combined as of December 12, 2001
Amounts Allocated
Cash	$5,759
Accounts receivable, net	37,898
Inventory	59,809
Prepaid expenses	24,456
Current assets	127,922
Property plant and equipment, net	106,724
Intangible assets, amortizable over 10 - 15 years	186,277
Goodwill - existing	----
Goodwill -residual	353,379
In-process research and development	37,665
Other assets	1,255
Total assets	$813,222

Accounts payable and accrued expenses	84,484
Accrued and deferred income taxes	13,462
Current liabilities	97,946
Deferred income taxes	42,450
Other non-current liabilities	3,023
Total liabilities	$143,419

Total cash consideration	$669,803

Roche MFA and Bridge Financing:

     On May 2, 2000, Alpharma announced the completion of the acquisition of the Medicated Feed Additive Business of Roche Ltd. ("MFA") for a cash payment of approximately $258,000 and issuance of a $30,000 promissory note to Roche. The Note was paid in full in December 2000. In addition, certain international inventories were purchased from Roche during a transition period of approximately three months.

     The MFA business had 1999 sales of $213,000 and consists of products used in the livestock and poultry industries for preventing and treating diseases in animals.

     The acquisition included inventories, five manufacturing and formulation sites in the United States, global product registrations, licenses, trademarks and associated intellectual property. Approximately 200 employees, primarily in manufacturing and sales and marketing, were included in the acquisition. The Company is amortizing the acquired intangibles over 20 years using the straight-line method.

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

     The impact on cost of sales of the write-up of inventory to net realizable value pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations", was reflected in cost of sales, as acquired manufactured inventory was sold during the second quarter of 2000. In addition, certain employees of AHD were severed as a result of the acquisition and resulted in severance expense in the second quarter of 2000.

     The charges related to the acquisition and financing of MFA included in the second quarter of 2000 are summarized as follows:
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

*   Includes actual after-tax charges related to the OPB acquisition ($43,674) in 2001 and the MFA acquisition ($4,026) in 2000.

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

5.     Impairments, Reorganization, Refocus and other Actions:

2001 Actions

In 2001, the Company incurred severance costs of approximately $10,059 in connection with the following three actions:

•    The Company incurred charges as a result of management actions intended to improve future operations. The IG and API combined to form HPI and incurred charges of approximately $4,300 primarily for severance of 79 employees. All employees were severed by June 30, 2002.

•    As indicated in Note 4, as part of the combination of USPD and OPB - US, severance charges of approximately $4,800 were expensed for 39 USPD employees. In addition, severance accruals of approximately $1,700 for 19 OPB - US employees were included in the purchase price allocation. All employees were severed by June 30, 2002.

•    AH changed three senior managers in the fourth quarter of 2001 and severance of approximately $1,100 was incurred.

     In addition, new AH management in its review of current projects decided to discontinue support of the optibreed project and incurred charges of approximately $11,200 to reflect the write-down of optibreed inventory and the equity investment in the company which manufactured optibreed inventory.

     In early 2002, the Company became aware of process deficiencies, which occurred in 2001 for two products sold by USHP. One of these products was manufactured by a contract manufacturer. Based on the nature of the deficiencies, the Company determined that a voluntary recall of these products from its direct customers was required. Accordingly, at December 31, 2001, the Company recorded a charge of approximately $10,700 for these recalls, consisting primarily of inventory write-offs for unsaleable product and estimated disposal costs.

2002 Actions

The Company incurred several impairments and other charges related to actions in connection with management's reorganization and refocus to improve future operations. A summary of these charges recorded during 2002 is as follows:

	Severance	Intangible Asset Impairments	Fixed Assets Write-offs	Exit and Facility Closure Costs	Subtotal	Write-down of Inventory (*)	Total

Southern Cross and Reporcin	$ --	$17,023	$16,353	$2,342	$35,718	$1,382	$37,100

AH Goodwill	--	66,011	--	--	66,011	--	66,011

IG Intangibles	--	13,487	--	--	13,487	--	13,487

AH Facility Closures	--	--	25,066	15,078	40,144	5,048	45,192

Headcount Reductions	6,771	--	--	--	6,771	--	6,771

Total	$6,771	$96,521	$41,419	$17,420	$162,131	$6,430*	$168,561

* Recorded in Cost of Sales in the Statement of Operations.

Head Count Reductions

In 2002 the Company incurred additional severance related to reorganizations in the first and fourth quarters. These charges were incurred to improve future operations and represented approximately 139 employees. Severance was incurred by segment as follows:

Severance charges:
AH	$3,852
HPI	1,694
Corporate	1,225
$6,771

Animal Health

     AH incurred charges in connection with changes in response to and in anticipation of major challenges in the marketplace and in the way the business will be managed in the future. The AH business, which is in low or no growth competitive markets, will be repositioned to enhance working capital management and cash flow.

Southern Cross and Reporcin (AH)

     In September 1999, AH acquired the business of Southern Cross Biotech, Pty. Ltd. ("Southern Cross") and the exclusive worldwide license for Reporcin, a product which is used to aid in the production of leaner pork meat.

     Under the terms of the license agreement, additional payments are required as regulatory approvals for the product are obtained in certain markets. The Company also was required to complete an FDA approved production facility for Reporcin to complement the acquired Reporcin manufacturing facility. To meet that requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June 2000 and began to prepare the facility for production of Reporcin. In early 2002, the Company commissioned an independent study to re-evaluate the market potential of Reporcin in the U.S. market. At the same time the Company halted the work to prepare the Terre Haute facility for Reporcin production.

     In August 2002 the Company received the results of the independent study on the market viability in the U.S. for Reporcin. The study identified a number of business risks that translated into slower market penetration and lower cash flows than previously forecasted. As a result of the revised expected value of the Reporcin in the U.S., the Company has decided to sell the Terre Haute facility and wrote-down the facility to its estimated fair value. As a result, the Company incurred an impairment charge related to the building and fixed assets of $16,353 and accrued for certain exit and shut-down costs in the amount of $2,342.

     The study also caused the Company to reassess the forecasts of future sales of Reporcin in markets where the Company has regulatory approval. The current intangible and prepaid royalty balances totaling approximately $21,800 for these markets were compared by market to the undiscounted cash flows. Since impairment was indicated, discounted cash flows were prepared and an impairment charge of $17,023 was recorded. The Company also has re-evaluated the carrying value of the Reporcin manufacturing facility and inventory on hand and wrote-down the inventory to the lower of cost or market, thereby incurring a charge of $1,382.

     The Company intends to investigate alternative methods to service the U.S. market and will continue to market Reporcin in markets where registrations have been received.

Impairment - AH Goodwill

     As part of the required annual 2002 impairment test, the entire goodwill of Animal Health was written-off resulting in a charge of $66,011. (See Note 12.) New competitive entrants combined with significant price pressure resulted in lower forecasted cash flows. The former strategy of growth through new products, technologies and international market expansion was changed to a strategy to maximize cash generation.

AH Facility Closures

In connection with the Company's repositioning and cash generation strategy, in December 2002, the Company announced the closing of four Animal Health facilities, certain asset write-downs and work force reductions. The facility closings included plants in Missouri, Arkansas, Australia and a research center in New Jersey which resulted in write-downs and exit costs of $45,192 (consisting of $40,144 of asset impairments and $5,048 of cost of sales).

HPI

Impairment - IG Intangible Assets

     In the fourth quarter 2002, all significant intangible assets were tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Due to a increased competitive influence in these marketplaces and continued government regulation, the Company determined intangible assets for specific products for the German and French markets needed to be tested and were determined to be impaired. Impairment charges totaling $13,487 were recorded in the fourth quarter based on results of a probability weighted cash flow assessment or independent market valuation.

A summary of current liabilities set up for 2001 and 2002 severance and 2002 closure and exit costs is as follows:

	Severance 2001	Severance 2002	Other Closure and Exit Costs 2002

Balance, January 1,	$ --	$10,783	$ --
Charges	10,059	6,771	17,420
Established in purchase accounting	1,700	--	--
	11,759	17,554	17,420

Payments	(976)	(9,454)	--

Translation adjustments	--	334	--

Balance December 31,	$10,783	$8,434	$17,420

The Company expects to settle these liabilities over the next fiscal year.

6.    Elyzol Dental Gel ("EDG") Product Sale and Related Agreements:

     In July 2000, the Company's Danish subsidiary sold the patents, trademarks, marketing authorizations, and inventory related to the Elyzol Dental Gel ("EDG") product for cash proceeds of approximately $8,250. Concurrently with this sale, and due to the specialized nature of the manufacturing process for EDG, the Company entered into a Toll Manufacturing Agreement with the purchaser under which the Company will continue to manufacture EDG for the purchaser for a four year period. The Company is reimbursed for direct manufacturing costs plus an agreed upon amount for overhead and a variable manufacturing profit which declines as production volumes increase.

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

     Approximately $1,900, $1,900 and $1,000 of the deferral was recognized as income in the years ended December 31, 2002, 2001 and 2000, respectively. The remaining balance of approximately $2,900 has been deferred; $1,950 is included in accrued expenses and $950 is classified as other non-current liabilities.

7.     Strategic Alliances:

Ascent Agreements and Option

     In 1999, the Company entered into loan and other agreements with Ascent Pediatrics, Inc. ("Ascent") under which the Company ultimately provided $12,000 in loans due in 2005. In December 2000, the Company acquired a product line from Ascent in exchange for the cancellation of the $12,000 in outstanding loans and the termination of the existing financing and option agreements. In addition, the Company agreed to make a new fully collateralized short-term loan to Ascent of up to $6,250. During 2001, the Company loaned $6,250 and was fully repaid when Ascent was acquired by another company.

8.     Earnings Per Share:

     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:
(Shares in thousands)	For the years ended December 31,
	2002	2001	2000
Average shares outstanding-basic	49,814	40,880	35,000
Stock options	--	--	440
Convertible notes	--	--	12,039
Average shares outstanding-diluted	49,814	40,880	47,479

     The amount of dilution attributable to the stock options determined by the treasury stock method depends on the average market price of the Company's common stock for the year ended December 31, 2000. For the year ended December 31, 2000, stock options to purchase 150,000 shares were not included because the option price was greater than the average price. Stock options had an anti-dilutive effect in 2002 and 2001 and therefore stock options to purchase 4,370,943 and 2,506,058 shares, respectively, were not included in the diluted EPS calculation.

     The following table summarizes stock options not included in the computation of diluted EPS:
(Shares in thousands)	Twelve Months Ended
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2000

Excluded due to option price greater than market price	2,275	1,730	150

Excluded due to antidilution	2,096	776	--

     The 05 Notes issued in March 1998, convertible into 1,196,310 shares at December 31, 2002, 3,175,904 shares at December 31, 2001 and 6,744,481 shares at December 31, 2000 of common stock at $28.59 per share, were included in the computation of diluted EPS using the if-converted method for the year ended December 31, 2000. The 05 Notes were anti-dilutive using the if-converted method for the years ended December 31, 2002, and December 31, 2001 and therefore were not included in the diluted EPS calculation.

     In addition, the 06 Notes issued in June 1999 and convertible into 5,294,301 shares of common stock at $32.11 per share, were included in the computation of diluted EPS for the year ended December 31, 2000. The 06 Notes were anti-dilutive using the if-converted method for the years ended December 31, 2002 and December 31, 2001 and therefore were not included in the diluted EPS calculation.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable.

     A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	2002	2001	2000

Net income (loss) - basic	$(98,784)	$(37,914)	$55,508
Adjustments under the if-converted method, net of tax	--	--	14,999
Adjusted net income (loss) - diluted	$(98,784)	$(37,914)	$70,507

9.     Accounts Receivable, Net:
Accounts receivable consists of the following:
	December 31,
	2002	2001

Accounts receivable, trade	$223,651	$251,883
Other	15,899	14,632
	239,550	266,515
Less, allowance for doubtful accounts	4,245	7,269
	$235,305	$259,246

     The allowance for doubtful accounts for the three years ended December 31, consists of the following:
	2002	2001	2000

Balance at January 1,	$7,269	$5,741	$6,164
Provision for doubtful accounts	2,244	2,545	892
Reductions for accounts written off	(5,793)	(1,243)	(462)
Translation and other	525	226	(853)
Balance at December 31,	$4,245	$7,269	$5,741

10.     Inventories:

     Inventories consist of the following:
	December 31,
	2002	2001

Finished product	$180,116	$175,884
Work-in-process	54,302	54,050
Raw materials	111,003	101,839
	$345,421	$331,773

     At December 31, 2002 and 2001, approximately $52,482 and $68,200 of inventories, respectively, are valued on a LIFO basis. LIFO inventory is approximately equal to FIFO in 2002 and 2001. Included in the 2002 and 2001 amounts are raw materials totaling approximately $4,422 related to a product which is subject to regulatory approval and litigation. See Note 18 for additional information.

11.     Property, Plant and Equipment, Net:

     Property, plant and equipment, net, consists of the following:
	2002	2001

Land	$ 19,715	$ 18,437
Buildings and building improvements	206,161	186,226
Machinery and equipment	441,973	404,818
Construction in-progress	92,058	90,538
	759,907	700,019
Less, accumulated depreciation	277,207	217,813

	$482,700	$482,206

     In connection with the Company's closing of plant facilities, the assets representing the fair value of Animal Health's Lowell, Terre Haute and Wrightstown facilities totaling $5,312 as of December 31, 2002, are being held for sale, and are included in property, plant and equipment.

12.   Goodwill and Intangible Assets:

.     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense for the years 2003 through 2007 is currently estimated to be approximately $34,800, $34,100, $31,400, $29,100 and $28,400, respectively.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2001	$394,405

Additions	7,313
Amortization	(35,099)
Translation adjustment	11,818
Impairments	(19,272)
Reclassifications from goodwill and other	21,902

Balance, December 31, 2002	$381,067

Accumulated amortization, December 31, 2002	$114,749

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the year ended December 31, 2002, are as follows:
	IG	API	USHP	AH	Total
Balance December 31, 2001	$226,681	$4,152	$449,619	$65,852	$746,304
Impairment and write off of Animal Health goodwill	--	--	--	(66,011)	(66,011)
Finalization of OPB purchase price allocation, including intangible asset reclassifications	--	--	(42,996)	--	(42,996)
Foreign exchange translation	33,681	775	--	159	34,615

Balance December 31, 2002	$260,362	$4,927	$406,623	$ --	$671,912

     Net intangible asset reclassifications represent product rights (as discussed above) which had been separately identified but which had been classified as goodwill for financial reporting purposes prior to the adoption of SFAS 142. All goodwill is not subject to amortization as of January 1, 2002. The Company assigned intangibles and goodwill to identified reporting units, completed the transitional impairment test as required, and determined that there was no impairment of existing goodwill as of January 1, 2002. This assessment was made utilizing forecasted cash flows discounted at a rate of 11%.

     As required in the fourth quarter of 2002, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. The assessment utilized essentially the same methodology as the initial testing. The Animal Health segment indicated a possible impairment due to emerging external factors which included increasing competition, and lower prices. Additionally, the Company re-evaluated its prior growth plans internationally and domestically for new and existing products. The re-evaluation indicated growth prospects had diminished and the segment should be operated to maximize cash generation. The Company engaged an independent valuation firm to perform step two testing and, as a result, wrote off all of the Animal Health goodwill, totaling $66,011.

     For the years ended December 31, 2001, and 2000 the Consolidated Statement of Operations adjusted to exclude amortization expense related to goodwill and related taxes is as follows:
	2001		2000
	As Reported	As Adjusted	As Reported	As Adjusted
Operating Income	$24,390	$42,647	$124,297	$143,220
Net Income (loss) before extraordinary item	$(35,674)	$(20,521)	$55,508	$71,214
Net Income (loss)	$(37,914)	$(22,761)	$55,508	$71,214
EPS - diluted, before extraordinary item	$(0.87)	$(0.50)	$1.49	$1.82
EPS - diluted	$(0.93)	$(0.56)	$1.49	$1.82

13.    Long-Term Debt:

Long-term debt consists of the following:
	December 31, 2002	December 31, 2001
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$115,557	$156,042
Term B	314,272	378,958
Revolving Credit	31,000	--
	460,829	535,000

Industrial Development Revenue Bonds	5,440	6,720

Denominated in Other Currencies	33,884	35,144
Total senior debt	500,153	576,864

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	200,293	200,000
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	141,205	188,270
5.75% Convertible Subordinated Notes due 2005	34,207	90,811
Total subordinated debt	375,705	479,081

Total long-term debt	875,858	1,055,945
Less, current maturities	28,592	25,691
	$847,266	$1,030,254

Senior debt

     On October 5, 2001, the Company, through its wholly-owned subsidiary, Alpharma Operating Corporation ("Alpharma Operating Corporation"), and certain of the Company's subsidiaries entered into a credit agreement ("2001 Credit Facility") with the Bank of America, N.A. and a syndicate of lending institutions that provides up to a maximum of $900,000 of senior credit facilities. The 2001 Credit Facility is secured by substantially all of the Company's domestic assets and a pledge of 65% of the shares of certain of the Company's foreign subsidiaries. The agreement replaced the prior revolving credit facility, provided the funds required for the acquisition of OPB and related financing costs and increased overall credit availability. The 1999 revolving credit facility was repaid on October 5, 2001 by drawing down on the 2001 Credit Facility.

      At closing, the 2001 Credit Facility provided for (i) a $300,000 six year revolving credit facility; (ii) a $175,000 six year Term Loan A; and (iii) a $425,000 seven year Term Loan B. In December 2001 the Company prepaid $65,000 of the Term A and Term B loans resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $835,000. In 2002, the Company prepaid an additional $85,000 of the Term A and Term B loans. As a result of the $85,000 term loan reduction, the Company has recorded an extraordinary expense for the early extinguishment of debt of $1,791 ($1,101 after tax) in 2002.

      In December 2002, the 2001 Credit Facility was amended to reduce the revolving credit facility to $150,000. As a result of the modification to the revolving debt arrangement, the Company recognized the related portion of unamortized costs in the statement of income in the amount of $3,176 (classified in other, net).

     The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior debt to EBITDA, fixed charge coverage ratio and an interest coverage ratio (see Note 3).

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of an additional reduction in fixed rate indebtedness due to the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.7% as of December 31, 2002. The Company reviews and renews its swap requirements on a quarterly basis. The Company accounts for this swap as a cash flow hedge. Unrealized losses of approximately $3,267, net of related tax benefits, are included in the Company's Consolidated Statement of Stockholders' Equity as a component of comprehensive income (loss).

      In addition to financial covenants, the 2001 Credit Facility has a number of non-financial provisions including a requirement that AL Industrier ("ALI") maintain control over the Company. ALI currently beneficially owns all of the Company's Class B shares which carries the right to elect a majority of the Company's directors. The continuation of ALI's control of the Company is subject to the unilateral actions of ALI and the maintenance by ALI of certain collateral value under ALI's bank loan agreement (the "ALI Facility") (which includes a computation based, in part, on the agreed upon value of the Company's Class B shares beneficially owned by ALI). Assuming the value of the other collateral assets remains constant, to the extent the ALI Facility is at its maximum loan value of $33,000, if the value of the Company's Class B shares falls below approximately $3.50 per share (based upon the per share market value of the Company's Class A shares), the ALI Facility lenders could call a default. In the event of a default or if Industrier does not fully pay or refinance its bank loan at its June 30, 2003 maturity date, Industrier's bankers may act to enforce their security over the shares in the ALI subsidiaries which hold the Company's Class B shares. Such action would change the beneficial ownership of the Company's Class B shares, unless ALI takes steps to repay the ALI Facility or cure the default in a manner satisfactory to the ALI Facility lenders, prior to such action. A change in beneficial ownership of the Company's Class B shares would constitute a change in control and a default under the 2001 Credit Facility. Other default provisions under the ALI Facility could result in a similar effect under the 2001 Credit Agreement.

     The 2001 Credit Facility's Term A is payable in quarterly installments ranging from $5,591 to $6,523 through 2007. The Term B is payable in quarterly installments of $794 with balloon payment of $296,019 in 2008. In the event that more than $10,000 of either the 05 Notes or 06 Notes are outstanding within six months of their due date, the entire remaining balance of the Term A, Term B and the Revolving Credit becomes due and payable.

     On October 5, 2001, the Company provided a $260,000 letter of credit for the benefit of Mayne related to the OPB Acquisition. In addition, bridge financing was needed to finance the purchase price prior to the issuance of the senior subordinated note. All costs and fees associated with the letter of credit and bridge financing were capitalized and amortized over the period they were outstanding (October 5 through December 12, 2001). On December 12, 2001 the letter of credit and Bridge financing were cancelled.

     The Company has issued Industrial Development Revenue Bonds in connection with various expansion projects. At December 31, 2002 bonds with a $2,500 principal amount require monthly interest payments at a floating rate approximating the current money market rate on tax exempt bonds plus agency and other fees (total rate approximately 4.5%). Bonds with a $2,940 principal amount require fixed interest payments of between 6.875% and 7.25%. The bonds are payable in varying amounts through 2009. Plant and equipment with an approximate net book value of $19,664 serve as collateral for these loans.

     The mortgage notes payable denominated in Norwegian Kroner (NOK) include amounts issued in connection with the construction and subsequent expansion of a pharmaceutical facility in Lier, Norway. The mortgage is collateralized by this facility (net book value $35,600). The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 2002 and 2001 was 7.6%. The tranches are repayable in semiannual installments through 2021. Yearly principal payments are approximately $1,300.

     Mortgage notes payable also included amounts issued in 1997 ($5,356) to finance a production unit at an Aquatic Animal Health facility in Overhalla, Norway. These amounts were repaid in full during 2002.

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

      The yield on the 12% Senior subordinated notes due 2009 ("09 Notes") increased to 12.5% when the Company's corporate debt outlook was reduced by a major credit rating agency in July 2002. The increase of .5% to be accreted was effective as of September 1, 2002 and at December 31, 2002 accreted interest increased the notes by $293.

The Company is contractually obligated to assist the original holders of the 09 Notes in selling the notes. Should the yield on the re-sold notes be less than 12.5%, the Company is obligated to pay the present value of differences in yields to the original holders of the 09 Notes.

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

     In March, 2002, the Company completed an additional exchange of 3,266,850 shares of its Class A Common Stock for a portion of its 05 Notes having an approximate principal value of $56,600. The exchange resulted in a non-cash pre-tax charge of $20,980 ($12,819 after tax) in the first quarter of 2002.

     Maturities of long-term debt during each of the next five years and thereafter as of December 31, 2002 are as follows:

2003	$ 28,562
2004	28,840
2005	61,923
2006	168,921
2007	62,442
Thereafter	525,170
$875,858

14.     Short-Term Debt:

     Short-term debt consists of the following:

	December 31,
	2002	2001

Domestic	$20,000	$ 500
Foreign	--	4,147
	$20,000	$4,647

     At December 31, 2002, the Company and its domestic subsidiaries have working capital availability under the 2001 credit facility. Borrowings under the lines expected to be for periods less than three months are classified as short-term.

     At December 31, 2002, the Company's foreign subsidiaries have available lines of credit with various banks totaling approximately $12,950. Drawings under these lines are made for periods generally less than three months. At December 31, 2002, the amount of the unused lines totaled approximately $12,950.

     The weighted average interest rate on total short-term debt during the years 2002, 2001 and 2000 was approximately 4.5%, 7.3% and 8.0%, respectively.

15.   Income Taxes:

     Domestic and foreign income (loss) before income taxes was $(192,330) and $31,061, respectively in 2002, $(51,564) and $12,831, respectively in 2001 and $23,852 and $51,832 respectively in 2000. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision (benefit) for income taxes consists of the following:
	Years Ended December 31,
	2002	2001	2000

Current
Federal	$(27,563)	$(6,421)	$9,413
Foreign	8,661	3,537	13,369
State	2,905	97	1,901
	(15,997)	(2,787)	24,683
Deferred
Federal	(38,900)	1,488	(752)
Foreign	(1,802)	1,494	(3,136)
State	(6,887)	418	(619)
	(47,589)	3,400	(4,507)
Provision (benefit) for income taxes	$(63,586)	$ 613	$20,176

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:
	Years Ended December 31,
	2002	2001	2000

Statutory U.S. federal rate	(35.0%)	(35.0%)	35.0%
State income tax, net of federal tax benefit	(1.6%)	0.8%	1.1%
Lower taxes on foreign earnings, net	(6.4%)	(17.7%)	(13.5%)
Tax credits	(0.7%)	(2.2%)	(0.7%)
Non-deductible costs, principally amortization of intangibles related to acquired companies	3.7%	15.1%	6.4%
Non-deductible in-process R&D	--	37.6%	---
Other, net	0.5%	3.1%	(1.6%)
Effective rate	(39.5%)	1.7%	26.7%

Deferred tax liabilities (assets) are comprised of the following:
	Years Ended December 31,
	2002	2001

Accelerated depreciation and amortization for income tax purposes	$ (6,310)	$38,378
Excess of book basis of acquired assets over tax basis	60,331	76,745
Difference between inventory valuation methods used for book and tax purposes	2,435	3,963
Other	(352)	817
Gross deferred tax liabilities	56,104	119,903

Accrued liabilities and other reserves	(47,120)	(47,814)
Pension liabilities	(3,581)	(2,488)
Loss carryforwards	(26,209)	(12,439)
Deferred compensation	(3,055)	(2,193)
Deferred income	(264)	(289)
Other	8,872	(2,645)
Gross deferred tax assets	(71,357)	(67,868)

Deferred tax assets valuation allowance	11,393	6,301

Net deferred tax liabilities (assets)	$(3,860)	$58,336

     As of December 31, 2002, the Company has state loss carryforwards in several states totaling approximately $20,211, which are available to offset future taxable income and expire between 2009 and 2015. The Company has recognized a deferred tax asset relating to these state loss carryforwards. The Company also has foreign loss carryforwards in sixteen countries as of December 31, 2002, of approximately $104,552, which are available to offset future taxable income, and have carryforward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these foreign loss carryforwards. Based on analysis of current information, which indicated that it is not likely that some of these state and foreign losses will be realized, a valuation allowance has been established for a portion of these loss carryforwards.

16.     Pension Plans and Postretirement Benefits:

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

     The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 2002, 2001 and 2000 expense was 6.75%, 7.50% and 7.75%, respectively. The health care cost trend rate was 9.0% declining to 5.0% over a ten year period, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2002	2001	2002	2001
Benefit obligation at beginning of year	$26,159	$17,638	$3,407	$2,418
Service cost	3,248	1,945	102	102
Interest cost	2,202	1,521	248	243
Plan participants' contributions	--	--	27	25
Amendments	(75)	--	(945)	--
Actuarial (gain) loss	5,576	1,253	802	841
Acquisition		4,201	--	--
Benefits paid	(1,295)	(399)	(220)	(222)
Benefit obligation at end of year	35,815	26,159	3,421	3,407

Change in plan assets
Fair value of plan assets at beginning of year	19,290	18,623	--	--
Actual return on plan assets	(1,913)	(2,114)	--	--
Employer contribution	3,124	409	--	--
Acquisition	--	2,771	--	--
Benefits paid	(1,295)	(399)	--	--
Fair value of plan assets at end of year	19,206	19,290	--	--

Funded status	(16,609)	(6,869)	(3,421)	(3,407)
Unrecognized net actuarial loss	12,652	3,229	1,868	1,121
Unrecognized net transition obligation	36	65	32	203
Unrecognized prior service cost	(483)	(586)	(792)	--
Accrued benefit cost	$(4,404)	$(4,161)	$(2,313)	$(2,083)

			Postretirement
	Pension Benefits		Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.75%	9.25%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost
Service cost	$3,248	$1,945	$1,597	$102	$102	$82
Interest cost	2,202	1,521	1,421	248	243	174
Expected return on plan assets	(2,009)	(1,709)	(1,871)	--	--	---
Net amortization of transition obligation	30	30	30	18	18	18
Amortization of prior service cost	(81)	(81)	91	--	--	---
Recognized net actuarial (gain)loss	(23)	--	(225)	54	55	4
Net periodic benefit cost	$3,367	$1,706	$ 1,043	$422	$418	$ 278

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $35,814, $26,530 and $19,205, respectively as of December 31, 2002 and $2,644, $1,981 and $0 as of December 31, 2001.

     In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company has included approximately $1,797 within other comprehensive income as of December 31, 2002 for the change in additional minimum pension liability.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 15%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $2,300, $1,900 and $1,500 in 2002, 2001 and 2000, respectively.

     The Company has an unfunded deferred compensation program for key employees providing for the payment of benefits upon retirement or death. Accrued costs included in the Consolidated Balance Sheet as of December 31, 2002 and 2001 are $2,091 and $1,013, respectively. Deferred compensation charged to operations during the years ended December 31, 2002, 2001, and 2000 was approximately $1,078, $452, and $401, respectively.

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

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$49,517	$47,348
Service cost	3,826	3,380
Interest cost	3,187	2,730
Plan participants' contribution	476	449
Actuarial (gain)/loss	(1,085)	(2,425)
Benefits paid	(1,840)	(779)
Translation adjustment	11,176	(1,186)
Benefit obligation at end of year	65,257	49,517

Change in plan assets:
Fair value of plan assets at beginning of year	30,804	31,977
Actual return on plan assets	(1,742)	(1,968)
Employer contribution	3,156	2,094
Plan participants' contributions	476	449
Benefits paid	(1,779)	(999)
Translation adjustment	6,361	(749)
Fair value of plan assets at end of year	37,276	30,804

Funded status	(27,981)	(18,713)
Unrecognized net actuarial loss	9,164	5,162
Unrecognized transitional obligation	488	364
Unrecognized prior service cost	3,817	3,137
Additional minimum liability	(2,850)	(2,314)
Prepaid (accrued) benefit cost	$(17,362)	$(12,364)

	2002	2001
Weighted-average assumptions:
Discount rate	5.8%	6.0%
Expected return on plan assets	6.8%	6.8%
Rate of compensation increase	3.6%	3.7%

	2002	2001	2000
Components of net periodic benefit cost:
Service cost	$3,826	$3,380	$3,205
Interest cost	3,187	2,730	2,618
Expected return on plan assets	(2,361)	(1,925)	(2,144)
Amortization of transition obligation	8	1	(4)
Amortization of prior service cost	225	250	247
Recognized net actuarial loss	91	(109)	93
Net periodic benefit cost	$4,976	$4,327	$4,015

     The Company's Danish subsidiary has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,200, $2,100 and $1,900 in 2002, 2001 and 2000, respectively.

17.   Transactions with A. L. Industrier:
	Years Ended December 31,
	2002	2001	2000
Sales to and commissions received from A.L. Industrier	$1,925	$1,881	$2,002

Compensation received for management services rendered to A.L. Industrier	$381	$333	$341

Inventory purchased from and commissions paid to A.L. Industrier	$ 8	$ 8	$ 8

Interest incurred on Industrier Note	$ --	$2,969	$3,901

Rent expense	$507	$ --	$ --

     In March 1998, A.L. Industrier purchased a convertible subordinated note issued by the Company in the amount of $67,850. In October 2001 the Company exchanged the convertible subordinate note into 2,372,897 shares of Class B common stock. (See Note 13.) In addition, as of December 31, 2002 there was a net current receivable of $106 from A.L. Industrier and as of December 31, 2001 there was a net current receivable of $290 to A.L. Industrier.

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

     In 2002, the Company signed a net lease agreement with ALI which provides for the leasing of a parking lot at the Skoyen Facililty through an initial term of October 2014 with the possibility of four consecutive five year renewal terms. The annual rental is 2.4 million Norwegian Kroner. (Approximately $350 at current exchange rates.)

     In January 2003, the Company divested its vitamin business to Nopal, a subsidiary of ALI, for approximately $3,300. As required, all related party transactions were approved by the Company's Audit Committee.

18.   Contingent Liabilities, Litigation and Commitments:

     A class action lawsuit was filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's Animal Health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company moved to dismiss the complaint on legal grounds and the District Court granted its motion with prejudice as to all defendants. The plaintiffs filed a motion for reconsideration with the District Court and the District Court affirmed its earlier dismissal. The plaintiffs have appealed the Court's decision to the Third Circuit Court of Appeals. The Company intends to vigorously defend this appeal. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, it is not possible for the Company to conclude definitively that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

     The European Union Court of First Instance has upheld the European Union's (the "EU") ban on bacitracin zinc, one of the Company's feed additive products which was banned from sale in the EU effective July 1, 1999. The Company has not sold bacitracin zinc in the EU since 1999, therefore the court action will have no material financial impact on the Company. The Company has not sold bacitracin zinc in the EU since 1999, therefore the court action will have no material financial impact on the Company. The Company cannot predict whether the present bacitracin zinc ban will be expanded. If either (a) the EU or countries or customers within the EU, act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, or (b) there is an expansion of the ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products or (c) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the company's financial condition, cash flows and results of operations. The Company also cannot predict whether this antibiotic resistance concern will result in expanded regulations adversely affecting other antibiotic-based animal health products manufactured by the Company of which it has significant sales. The discussions concerning resistance to antibiotics used in certain food producing animals have recently become more active in the U.S. Various sources have published reports concerning possible adverse effects of the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. The FDA has proposed scientific based guidance on antibiotics which includes recommendations which could prohibit the introduction of certain new products containing antibiotics. In addition, the FDA has indicated that it intends to re-evaluate certain currently approved products. The Company believes that the impact of such evaluation on the Company's current products will be limited. However, the loss of the U.S. market for the Company's products containing antibiotics, would be materially adverse to the Company.

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions are under consideration by the District Court. Discovery is complete and the case is awaiting trial.  During the lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on. Discovery has closed.

     All three gabapentin cases have been consolidated for trial. While no trial date has been set, a pre-trial conference is expected by the end of March 2003 at which time a date for trial is expected to be set. Unless and until the Company receives FDA authorization and decides to utilize such authorization to market its gabapentin tablets or capsules, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation, the Company could be prevented from marketing the Company's gabapentin capsules or tablets until Pfizer's patents expire.

     Should the Company be permitted to market gabapentin prior to the expiration of the Pfizer patents, it expects to apply to the FDA for access to the 180 day period of generic marketing exclusivity, which is generally awarded to the generic competitor who is first in time to file a paragraph IV certification against the relevant patents of the innovator. In August 2002, the Company sued the FDA in the U.S. District Court for the District of Columbia to clarify its rights to exclusivity and for a ruling that it properly submitted a statement of inapplicable use to one of the Orange Book listed patents. In December 2002, the court ruled that Purepac's statement of inapplicable use was appropriate. The court deferred to the FDA to decide the impact of the court's ruling on the subject of exclusivity. On January 28, 2003, the Company received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product will be triggered by the earlier of either Purepac's commercial marketing of gabapentin or a court decision that finds the relevant Pfizer patent invalid or not infringed. While the FDA ruling does not address the tablet form of gabapentin, the Company expects the FDA position on market exclusivity for the 600 mg and 800 mg gabapentin tablets to be consistent with its position on capsules. The FDA's ruling is a significant positive event for the Company. A court action would be required to overrule the FDA's decision and for the Company to lose its eligibility for 180 day market exclusivity. On February 14, 2003, Torpharm, a competitor with an ANDA for gabapentin capsules, filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA. If Torpharm is successful, the Company could lose its rights to the 180 day exclusivity period. The Company has intervened in the lawsuit seeking to maintain its right to exclusivity. No trial date has yet been set and the Company cannot predict when the court will issue a decision. The Company can give no assurance that it will ultimately benefit from an exclusivity period.

     In anticipation of the launch of gabapentin, the Company entered into a supply agreement with the manufacturer of the active pharmaceutical ingredient (the "API") of gabapentin under which the Company has acquired API inventory. The terms of the Company's agreement with the API supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). As of December 31, 2002, the Company had paid $4,422 in partial payment of inventory on hand. The Company will make an additional payment of $4,422 for on hand inventory in 2003 and a third payment of $8,225 in 2004. A further payment of $8,225 will be due only upon final FDA approval of the Company's marketing authorization for gabapentin. All of these payments reduce the Net Sales Split on a dollar for dollar basis. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $25,000 based on inventory currently on hand. The Company has no present obligation to purchase additional API inventory.

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

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. While deposition discovery is underway, the proceeding is in its early stages. The SEC has stated that the commencement of this investigation is not an indication that the SEC presently believes that a violation of any applicable laws has occurred.

     During 2001 and 2003, the Company received inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth, respectively. The 483 Reports listed alleged deviations from, primarily, cGMPs. The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with current Good Manufacturing Practices. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October of 2002. The FDA has not formally commented on the Company's corrective action plan. The Company expects the FDA to respond to its proposed plan in 2003. The Company has begun upgrading plant procedures at the Baltimore plant in accordance with the plan and has provided written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by mid-2004. The estimated total cost of the Baltimore corrective actions is approximately $30,000. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility reduced. This reduction in production has had an effect on earnings in 2002.

     Between November, 2002 and January, 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of the inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company anticipates completion of these actions during or before February 2004. Certain product recalls were included in the corrective action plan which were recorded in 2002. The corrective action plan contemplates continued output at 2002 levels. The estimated total cost of the Elizabeth corrective actions is approximately $8,000.

     The total cost and timing of both the Baltimore and Elizabeth corrective action plans may change based upon the FDA response which has not yet been received and other factors.

     The Company has commitments entered into in the ordinary course of business including guarantees of financial assurance obligations under certain contract provisions for indemnification protecting its customers and suppliers against third party liability for manufacture and sale of Company products that fail to meet product warranties and contract provisions for indemnification protecting licensees against intellectual property infringement related to licensed Company technology or processes. The Company is continuing to assess these commitments and the potential impact on its results from operations upon adoption of the fair value recognition provision of FIN 45.

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

19.   Leases:

     Rental expense under operating leases for 2002, 2001 and 2000 was $12,671, $10,029 and $9,164, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

Year Ending December 31,
2003	$10,809
2004	9,209
2005	5,924
2006	4,642
2007	3,680
Thereafter	11,719
$45,983

20.   Stockholders' Equity:

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

     On October 5, 2001, the Company exchanged 2,372,897 shares of Class B Common Stock for its 5.75% convertible subordinated note due 2005 ("Industrier Note"). The increase in stockholders' equity from the transaction was approximately $67,100 after deducting unamortized deferred loan costs. (See Note 13.)

     In December 2001, the Company exchanged 1,483,761 shares of its Class A Common Stock for a portion of its 05 Notes having an approximate principal value of $34,134. The conversion resulted in a non-cash pre-tax charge of $7,357 which was credited to additional paid-in capital along with accrued but unpaid interest through the exchange date. The total exchange increased common stock and additional paid-in capital by approximately $40,100 (net of unamortized deferred loan costs).

     In March 2002, the Company exchanged 3,266,850 of its Class A Common Stock for a portion of its 05 Notes having an approximate principal value of $56,600. The conversion resulted in a non-cash pre-tax charge of $20,980, ($12,819) after tax, which was credited to additional paid-in capital along with accrued but unpaid interest through the exchange date. The total exchange increased common stock and additional paid-in capital by approximately $69,154 (net of unamortized deferred loan costs).

     In March 2002, the Company exchanged 3,433,104 shares of its Class A Common Stock for a portion of its 06 Notes having an approximate principal value of $53,400. The conversion resulted in a non-cash pre-tax charge of $26,982, ($16,487 after tax), which was credited to additional paid-in capital along with accrued but unpaid interest through the exchange date. The total exchange increased common stock and additional paid-in capital by approximately $66,995 (net of unamortized deferred loan costs).

A summary of activity in common and treasury stock follows:
Class A Common Stock Issued
	2002	2001	2000

Balance, January 1,	32,740,289	31,009,790	20,390,269
Exercise of stock options and other	178,838	127,784	608,128
Stock issued in equity offerings	--	---	9,950,000
Employee stock purchase plan	276,133	118,954	59,470
Exchange of 05 Notes	3,266,850	1,483,761	1,923
Exchange of 06 Notes	3,433,104	--	--
Balance, December 31,	39,895,214	32,740,289	31,009,790

Class B Common Stock Issued
	2002	2001	2000

Balance, January 1	11,872,897	9,500,000	9,500,000
Exchange of Industrier Note	--	2,372,897	--
Balance, December 31,	11,872,897	11,872,897	9,500,000

Treasury Stock (Class A)	2002	2001	2000

Balance, January 1,	295,367	295,367	277,334
Purchases	27,580	--	18,033
Balance, December 31,	322,947	295,367	295,367

21.   Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading:
Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.
Interest rate agreements	Occasional	Entered into selectively to fix interest rate for specified periods on variable rate long-term debt.

     At December 31, 2002 and 2001, the Company had foreign currency contracts outstanding with a notional amount of approximately $132,600 and $46,900, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2003 and the unrealized gains and losses are not material. The Company does not account for these transactions as hedges under FAS 133.

     Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     The Company also used interest rate swaps to hedge variable interest rates, in accordance with the requirements of the 2001 Credit Facility. These swaps have been designated as cash flow hedges and are reported on the Consolidated Balance Sheet at fair value, with offsetting amounts, included in Other Comprehensive Loss on an after-tax basis in the amount of $3,267.

     Changes in the derivative fair value that are designated as effective and qualify in cash flow hedges are deferred and recorded as a component of other comprehensive income (loss) until the hedge transactions occur and are then recognized in the Consolidated Statements of Income. The ineffective portion is recognized immediately in the consolidated statement of income. As of December 31, 2002, the Company uses hedged transactions covered under FAS 133 exclusively to manage risk under variable interest rate debt. The Company has structured all existing interest rate swap agreements as 100% effective. As a result, there is no current impact to earnings resulting for hedge ineffectiveness.

     The Company currently has the following interest rate swaps, classified as cash flow hedges as of December 31, 2002:

Notional Amount	Maturity Date	Classification	Fair Value (Pre-tax)

$100,000	December 2004	Cash flow hedge	$(5,345)
$165,000	August 2003	Cash flow hedge	$ (264)

     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the subordinated notes approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The fair value of the 2005 and 2006 subordinated notes is based on the bid price of the notes, which are publicly traded. The fair value of the 2009 subordinated notes, which are not publicly traded, has been calculated based on comparable market yields at December 31, 2002. The estimated fair value of the subordinated notes at December 31, 2002 and 2001 was as follows:
($ in thousands)	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

5.75% Convertible Subordinated Notes due 2005	$34,207	$27,323	$90,811	$95,238

3% Convertible Senior Subordinated Notes due 2006	$141,204	$111,375	$188,270	$197,684

12% Senior Subordinated Notes due 2009	$200,293	$ 215,000	$200,000	$200,000

22.   Stock Options and Employee Stock Purchase Plan:

     Under the Company's 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"), the Company may grant options to key employees to purchase shares of Class A Common Stock. The maximum number of Class A shares available for grant under the Plan is 8,000,000. In addition, the Company has a Non-Employee Director Option Plan (the "Director Plan") which provides for the issue of up to 350,000 shares of Class A Common stock. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. The Plan permits a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 2002 are options to purchase 27,550 shares with cash appreciation rights, 9,325 of which are exercisable. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2002 and 2001, options for 1,768,423 and 1,775,038 shares, respectively, were available for future grant.

The table below summarizes the activity of the Plan:
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Balance at December 31, 1999	2,106,734	$26.77	721,379	$24.57
Granted in 2000(1)	872,800	$36.11
Canceled in 2000	(156,754)	$26.80
Exercised in 2000	(609,628)	$24.41
Balance at December 31, 2000	2,213,152	$31.13	456,395	$29.81
Granted in 2001(1)	843,775	$29.25
Canceled in 2001	(235,436)	$34.64
Exercised in 2001	(146,183)	$17.22
Balance at December 31, 2001	2,675,308	$31.00	1,125,974	$29.84
Granted in 2002(1)	2,641,204	$13.71
Canceled in 2002	(934,589)	$31.64
Exercised in 2002	(161,588)	$16.98
Balance at December 31, 2002	4,220,335	$20.57	970,023	$30.58
     All options granted in 2000, 2001 and 2002 were with exercise prices equal to fair market value of Class A stock on the date of grant.

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Expected life (years)	1 - 5	1 - 5	1 - 5
Expected future dividend yield (average)	1.20%	.70%	.50%
Expected volatility	0.50	0.50	0.45

     The risk-free interest rates for 2002, 2001 and 2000 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2002, 2001 and 2000 amounted to 3.8%, 4.6% and 6.6%, respectively. The weighted average fair value of options granted during the years ended December 31, 2002, 2001, and 2000 with exercise prices equal to fair market value on the date of grant was $6.13, $13.63 and $16.60, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/02	Weighted Average Exercise Price

$8.49 - $14.44	2,069,662	8.75	$11.50	33,000	$13.93
$15.77 - $30.81	1,418,035	6.30	$25.26	486,775	$25.06
$32.25 - $62.56	732,638	3.83	$37.10	450,248	$37.77

$8.49 - $62.56	4,220,335	7.07	$20.57	970,023	$30.58

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 50% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $1,250, $1,100 and $900 in 2002, 2001 and 2000, respectively.

23.   Supplemental Data:
Other assets and deferred charges at December 31 include:
	2002	2001

Deferred borrowing costs, net of amortization	$20,669	$30,581
Capitalized software cost, net of amortization	43,805	39,197
Recoverable insurance claims	3,633	11,336
Equity investment in WYNCO, net of distributions	5,893	5,238
Other	15,816	18,219
	$89,816	$104,571
	Years Ended December 31,
	2002	2001	2000

Depreciation expense	$44,565	$33,240	$29,206
Amortization expense	$43,694	$44,371	$35,630
Interest cost incurred	$73,400	$47,669	$46,448

Other income (expense), net:
Interest income	$1,411	$3,511	$4,109
Foreign exchange losses, net	(5,342)	(3,396)	(2,354)
Fees for bridge financing - MFA acquisition	--	---	(4,730)
Amortization of debt costs	(4,727)	(6,022)	(2,070)
Litigation/insurance settlements	561	2,088	483
Income from WYNCO, carried at equity	1,013	846	1,553
Expense for conversion of convertible notes and reduction of line of credit	(51,138)	(7,357)	---
Investment write-off	---	(2,535)	---
Other, net	(571)	(1,119)	(421)
	$(58,793)	$(13,984)	$(3,430)

Supplemental cash flow information:
	2002	2001	2000
Cash paid for interest (net of amount capitalized)	$68,693	$41,637	$39,781
Cash paid for income taxes (net of refunds)	$3,116	$20,845	$19,110

Other non-cash operating activities:

Interest accretion on convertible notes	$6,516	$7,457	$6,988
Undistributed earnings of equity subsidiary	(655)	(381)	(918)
Stock option income tax benefits	--	478	6,560
Noncash asset write-downs	144,756	20,300	---
Extraordinary loss on early extinguishment of debt, net of taxes	1,101	2,240	---
Expense for exchange of convertible notes	47,961	6,334	--
	$199,679	$36,428	$12,630
Other non-cash investing activities:

Fair value of assets acquired	$ --	$866,120	$305,335
Liabilities	--	172,472	31,200
Cash paid	--	693,648	274,135
Less cash acquired	--	5,759	---

Net cash paid	$ --	$687,889	$274,135

Exchange of Ascent note for product line	$ --	$ ---	$12,000

Other non-cash financing activities:

Exchange of convertible subordinated notes into equity	$110,000	$101,984	$ --

24.   Information Concerning Business Segments and Geographic Operations:

     In 1998 the Company adopted SFAS 131. The Company's reportable segments are the four businesses described in Note 1, (i.e. IG, API, USHP, AH). Each business operates in a distinct business and/or geographic area. In September 2001, the Company announced the creation of Human Pharmaceuticals International ("HPI") to be composed of IG, API and the Chinese operations of Faulding Oral Pharmaceuticals. In October 2001, the Company announced the creation of U.S. Human Pharmaceuticals ("USHP") to be composed of USPD and the U.S. operations of Faulding Oral Pharmaceuticals.

     The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated. Eliminations include intersegment sales. Geographic revenues represent sales to third parties by country in which the selling legal entity is domiciled. Operating assets directly attributable to business segments are included in identifiable assets (i.e. sum of accounts receivable, inventories, net property, plant and equipment and net intangible assets). Cash, prepaid expenses, and other corporate and non-allocated assets are included in unallocated. For geographic reporting long-lived assets include net property, plant and equipment and net intangibles. Segment data includes immaterial intersegment revenues. No customer accounts for more than 10% of consolidated revenues.

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2002
IG	$326,851	$19,037		$563,961	$18,542	$6,628
API	83,557	38,920		106,504	6,861	10,680
Human Pharmaceuticals
International	410,408	57,957		670,465	25,403	17,308

USHP	507,904	66,253		999,667	32,883	21,566
Human Pharmaceuticals	918,312	124,210		1,670,132	58,286	38,874

Animal Health	321,897	(120,941)	(e)	457,593	16,075	25,850

Unallocated	--	(34,095)		169,199	13,898	9,666
Eliminations	(2,229)	(154)		--	--	--
	$1,237,980	$(30,980)		$2,296,924	$88,259	$74,390

2001
IG	$262,937	$10,401		$501,777	$27,192	$9,814
API	74,419	32,182		75,629	5,890	5,955
Human Pharmaceuticals
International	337,356	42,583	(a)	577,406	33,082	15,769

USHP	306,436	(18,867)	(b)	1,022,706	12,241	25,174
Human Pharmaceuticals	643,792	23,716		1,600,112	45,323	40,943

Animal Health	335,256	23,638	(c)	601,601	20,844	23,518

Unallocated	--	(22,995)		188,295	11,444	20,786
Eliminations	(4,058)	31		--	--	--
	$974,990	$24,390		$2,390,008	$77,611	$85,247

2000
IG	$309,296	$41,697		$523,100	$26,429	$11,988
API	62,692	25,518		80,500	5,498	9,825
Human Pharmaceuticals
International	371,988	67,215		603,600	31,927	21,813

USHP	233,008	26,400		241,800	8,316	9,976
Human Pharmaceuticals	604,996	93,615		845,400	40,243	31,789

Animal Health	300,888	49,110	(d)	605,876	20,083	24,499

Unallocated	---	(18,540)		159,159	4,510	15,800
Eliminations	(5,090)	112		---	---	---
	$900,794	$124,297		$1,610,435	$64,836	$72,088

  2001 Human Pharmaceuticals International includes charges of approximately $4,300 related to the combination of IG and API.

  2001 USHP operating income includes charges of $44,245 related to the OPB acquisition.

  Animal Health includes charges to operating income of approximately $9,800 relating to severance and the discontinuance of the optibreed product line.

  2000 Animal Health operating income includes charges of $1,400 related to the acquisition of Roche MFA.

  Animal Health includes charges to operating income of approximately $66,011 related to the write-off of goodwill, asset impairment charges of approximately $37,100, costs associated with facility closings and related asset write-downs of approximately $45,192 and severance charges of approximately $3,852.

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2002	2001	2000	2002	2001	2000

United States	$775,000	$580,100	$470,071	$959,800	$1,096,400	$401,200
Norway	71,700	63,700	72,800	82,700	67,700	73,700
Denmark	48,400	41,200	46,100	59,100	49,000	52,500
United Kingdom	109,500	93,700	116,200	178,300	163,800	173,900
Germany	66,400	60,800	75,000	126,100	107,300	129,100

Other foreign (primarily Europe)	166,980	135,490	120,623	129,700	135,208	129,063
	$1,237,980	$974,990	$900,794	$1,535,700	$1,619,408	$959,463

25.   Selected Quarterly Financial Data (unaudited):

	Quarter
	First	Second	Third	Fourth	Year
2002
Total revenue	$272,678	$301,716	$321,417	$342,169	$1,237,980
Gross profit	$110,389	$133,374	$142,615	$143,914	$530,292
Net income	$(31,536)(b)	$10,262	$(5,997)	$(71,513)(c)	$(98,784)
Earnings per common share (a):
Basic	$(0.69)	$0.20	$(0.12)	$(1.39)	$(1.98)
Diluted	$(0.69)	$0.20	$(0.12)	$(1.39)	$(1.98)
	Quarter
	First	Second	Third	Fourth	Year
2001
Total revenue	$269,324	$232,837	$230,009	$242,820	$974,990
Gross profit	$121,851	$98,229	$92,913	$68,318	$381,381
Net income	$23,807	$11,915	$6,599	$(80,235)(e)	$(37,914)
Earnings per common share (d):
Basic	$0.59	$0.30	$0.16	$(1.88)	$(0.93)
Diluted	$0.52	$0.29	$0.16	$(1.88)	$(0.93)

  The sum of diluted loss per common share does not equal the total for the year due to the issuance of stock in the second and fourth quarters.

  The first quarter of 2002 includes the following pre-tax charges: Exchange of convertible notes of approximately $48,000, $5,357 related to the OPB acquisition (see Note 4), and reorganization refocus and other actions of approximately $2,500. In addition, extraordinary charges related to the early extinguishment of debt in the first quarter of $443 after tax.

  The fourth quarter of 2002 includes the following pre-tax charges: Approximately $79,500 related to impairment charges under FAS 142, reorganization, refocus and other actions of approximately $49,300 and $3,176 related to the write-off of deferred loan costs incurred in connection with a reduction in the company's lines of credit.

  The sum of diluted loss per common share does not equal the total for the year due to the issuance of stock in the fourth quarter and the effect of the convertible debt using the if-converted method in the first quarter.

  The fourth quarter of 2001 includes the following pre-tax charges: $47,516 related to the OPB acquisition (See Note 4), reorganization, refocus and other actions of approximately $27,300), and charges related to the exchange of convertible notes of approximately $7,400. In addition extraordinary charges related to the early extinguishment of debt in the fourth quarter of $2,240 after tax.