Form 10-Q
period 2003-03-31
ALPHARMA INC
filed 2003-05-14
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended March 31, 2003	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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

YES X	NO ____
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES X	NO ____
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of May 5, 2003:
Class A Common Stock, $.20 par value -- 39,649,261 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of March 31, 2003 and December 31, 2002	3
	Consolidated Statement of Operations for the Three Months Ended March 31, 2003 and 2002	4
	Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 - 25
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 30
Item 3	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4	Controls and Procedures	30 - 31
PART II. Item 1	OTHER INFORMATION Legal Proceedings	32
Item 6	Exhibits and Reports on Form 8-K	32
	Signatures	33
	Certifications	34-35

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 24,501	$ 23,963
Accounts receivable, net	240,152	235,305
Inventories	351,889	345,421
Prepaid expenses and other current assets	68,596	66,740
Total current assets	685,138	671,429

Property, plant and equipment, net	473,875	482,700
Goodwill	674,479	671,912
Intangible assets, net	373,512	381,067
Other assets and deferred charges	90,457	89,816

Total assets	$2,297,461	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 26,400	$ 28,592
Short-term debt	27,376	20,000
Accounts payable	132,678	130,213
Accrued expenses	157,109	166,115
Accrued and deferred income taxes	37,094	30,296

Total current liabilities	380,657	375,216

Long-term debt:
Senior	454,011	471,561
Senior subordinated notes	200,588	200,293
Convertible subordinated notes	176,911	175,412
Deferred income taxes	39,291	40,281
Other non-current liabilities	26,877	28,933

Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	7,990	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,050,101	1,046,802
Retained earnings	(18,776)	(24,342)
Accumulated other comprehensive loss	(15,149)	(20,170)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,019,126	1,005,228
Total liabilities and stockholders' equity	$2,297,461	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002

Total revenue	$304,066	$272,678
Cost of sales	175,826	162,289
Gross profit	128,240	110,389
Selling, general and administrative expenses	85,467	76,905
Research and development	14,705	17,005
Operating income	28,068	16,479
Interest expense and amortization of debt issuance costs	(16,964)	(20,192)
Other expense, net	(3)	(48,110)
Income (loss) before income taxes	11,101	(51,823)
Provision (benefit) for income taxes	3,219	(20,287)
Net income (loss)	$ 7,882	$(31,536)

Earnings per common share:
Basic
Net income (loss)	$0.15	$(0.69)
Diluted
Net income (loss)	$0.15	$(0.69)

Dividends per common share	$.045	$.045

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2003	2002
Operating Activities:
Net income (loss)	$ 7,882	$(31,536)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,655	18,964
Interest accretion on convertible debt	1,795	1,885
Expenses for exchange of convertible notes, net of tax	--	29,306
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,447)	29,644
(Increase) decrease in inventory	(5,331)	(16,238)
Increase in accounts payable, accrued expenses and taxes payable	878	4,973
Increase in prepaid expenses	(1,905)	(5,323)
Other, net	(3,449)	4,101
Net cash provided by operating activities	20,078	35,776

Investing Activities:
Capital expenditures	(7,002)	(18,261)
Purchase of intangible assets	(479)	(2,885)
Net cash used in investing activities	(7,481)	(21,146)

Financing Activities:
Dividends paid	(2,316)	(2,302)
Reduction of senior long-term debt	(41,221)	(41,436)
Net advances under lines of credit	30,374	20,628
Proceeds from issuance of common stock	248	3,524
Net capital contribution of parent	2,267	--
Net cash used in financing activities	(10,648)	(19,586)

Net cash flows from exchange rate changes	(1,411)	(249)

Increase (decrease) in cash	538	(5,205)
Cash and cash equivalents at beginning of year	23,963	14,894
Cash and cash equivalents at end of period	$24,501	$ 9,689

See notes to the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2002 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Stock Options and Employee Stock Purchase Plan

     At March 31, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Quarters Ended March 31,
	2003	2002

Net income (loss), as reported	$ 7,882	$(31,536)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,568	808

Pro forma net income (loss)	$6,314	$(32,344)

Earnings (loss) per share:
Basic-as reported	$0.15	$(0.69)
Basic-pro forma	$0.12	$(0.71)

Diluted-as reported	$0.15	$(0.69)
Diluted-pro forma	$0.12	$(0.71)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2003	2002

Expected life (years)	1 - 5	1 - 5
Expected future dividend yield (average)	1.08%	0.73%
Expected volatility	0.60	0.50

     The risk-free interest rates for 2003 and 2002 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2003 and 2002 amounted to 2.9% and 4.5%, respectively. The weighted average fair value of options granted during the quarters ended March 31, 2003 and 2002 with exercise prices equal to fair market value on the date of grant was $8.42 and $11.00, respectively.

2.     Liquidity and Capital Resources

        In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants became more restrictive as of December 31, 2002 and will become more restrictive through 2004. The Company is in compliance with these covenants as of March 31, 2003.

        Continued compliance with these financial covenants throughout 2003 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. The Company undertook certain actions in the fourth quarter of 2001 and in 2002 to reduce the amount of its outstanding debt as part of an overall de-leveraging plan. The de-leveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in the first quarter 2003 prepaid term debt of $35,000. In December 2002, the Company amended the 2001 Credit Facility which included covenant relief for certain fourth quarter charges and reduced the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at March 31, 2003 were $507,787 and $885,286, respectively, compared to $520,153 and $895,858, respectively, at December 31, 2002.

        Based on the above actions, combined with operating profit and cash flow currently forecasted for 2003, the Company fully expects to comply with these covenants throughout 2003. During 2002, the FDA conducted reviews of the Company's Baltimore and Elizabeth manufacturing facilities. In connection with these reviews, the Company was issued several comments included in Form 483's. As a result, the Company has responded to the FDA and is implementing an extensive remediation plan expected to be completed by mid-2004 and cost approximately $38,000. Cumulative remediation spending through March 31, 2003 was approximately $10,000. The total cost and timing of the remediation plan may change based upon the FDA responses. Furthermore, additional assessments performed by the Company pursuant to either or both of the plans or in response to FDA comments may lead to either additional expense, additional capital expenditure for plant improvements, product recalls or revenue reduction related to further decreases in production levels. The Company's 2003 operating profit forecast assumes corrective actions and production levels at the two USHP plants consistent with its expectations based upon presently known facts and circumstances. Significant deviation from the Company's remediation plan could significantly impact the Company's ability to comply with the 2003 covenants. The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants. The Company continues to review options, including price increases, asset sales and organizational and business structure changes to reduce its cost base and improve profitability and cash flow. Certain of these actions may require the consent of the parties to the credit facility.

3.      Inventories
Inventories consist of the following:	March 31, 2003	December 31, 2002

Finished product	$173,377	$180,116
Work-in-process	67,678	54,302
Raw materials	110,834	111,003
	$351,889	$ 345,421

     Included at March 31, 2003 and December 31, 2002 are raw materials totaling approximately $4,422 related to a product which is subject to regulatory approval and litigation (see Note 10).

     Inventories are stated at the lower of cost or market value. Effective January 1, 2003, the Company changed from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method to account for certain of its United States USHP inventories. The method was changed in part to achieve a better matching of revenues and expenses. While a change from the LIFO method to the FIFO methods requires retroactive application to the financial statements, the change was not material to the consolidated financial statements of the Company for any of the periods presented as the inventory values computed under the LIFO method approximated the inventory values computed under the FIFO method. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company.

4.      Long-Term Debt

Long-term debt consists of the following:
	March 31, 2003	December 31, 2002
Senior debt: U.S. Dollar Denominated: 2001 Credit Facility
Term A	$101,011	$115,557
Term B	287,953	314,272
Revolving Credit	54,000	31,000
	442,964	460,829

Industrial Development Revenue Bonds	5,440	5,440

Denominated in Other Currencies	32,007	33,884
Total senior debt	480,411	500,153

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	200,588	200,293
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	142,704	141,205
5.75% Convertible Subordinated Notes due 2005	34,207	34,207
Total subordinated debt	377,499	375,705

Total long-term debt	857,910	875,858
Less, current maturities	26,400	28,592
	$831,510	$847,266

      The Company paid $35 million of the Term A and Term B loans in the first quarter 2003 by drawing on the revolving credit facility.

      The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior secured debt to EBITDA, fixed charage coverage ratio and an interest coverage ratio (see Note 2).

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

      In accordance with Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", the Company has reclassified amounts recorded as extraordinary expense for the early extinguishment of debt of $727 ($443 after tax) in the first quarter of 2002 to Other expense, net.

      On April 24, 2003, the Company sold $220,000 aggregate principal amount of 8 5/8% Senior Notes due 2011 in a private placement. The proceeds of the offering, after deducting fees and expenses, were $197,000. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes of a wholly-owned subsidiary of the Company. Placement fees to the initial purchasers of the Senior Subordinated Notes were made pursuant to arrangements originally entered into at the date such Notes were issued in December 2001. This transaction reduced the effective interest rate on these obligations from 12.5% to slightly below 10% when taking into account the amortization of placement fees.

     In April 2003, in connection with the private placement offering of the 8 5/8% Senior Notes, the Company amended the 2001 Credit Facility to exclude from the definition of EBITDA certain costs incurred in connection with the issuance of the 8 5/8% Notes, including the placement fee, to permit the change in accounting method discussed in Note 3, to permit the 8 5/8% Notes to be an unsecured Senior debt obligation of the Company and to change the Senior debt to EBITDA covenant to a Senior unsecured debt to EBITDA covenant.

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended
	March 31, 2003	March 31, 2002
Average shares outstanding - basic	51,447	45,400
Stock options	331	--
Average shares outstanding - diluted	51,778	45,400

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. At March 31, 2003 and 2002 stock options to purchase approximately 2,300,000 and 2,100,000 shares, respectively, were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares.

     For the three months ended March 31, 2003, the effects of the 05 and 06 Notes (convertible into 1,196,310 shares) were not included in the calculation of diluted EPS because the result was antidilutive. For the three months ended March 31, 2002 stock options to purchase approximately 90,000 shares, and the effects of the 05 and 06 Notes (convertible into 3,809,343 shares) were not included in the calculation of diluted EPS because the result was antidilutive.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable.

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss) - basic	$7,882	$(31,536)
Adjustments under the if-converted converted method, net of tax	--	--
Adjusted net income (loss) - diluted	$7,882	$(31,536)

6.   Goodwill and Intangible Assets:

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense for the years 2003 through 2007 is currently estimated to be approximately $34,800, $34,100, $31,400, $29,100 and $28,400, respectively.

      Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, legislation proposed for introduction in 2003 would remove certain products from eligibility for government patient reimbursement, including one product important to the Company's German operations, Pentalong. If the legislation is ultimately approved in its present form and removes Pentalong from eligibility for reimbursement, the Company will be required to reevaluate the carrying value of intangible assets totaling approximately $17,000. The Company is attempting to have Pentalong included as a product eligible for reimbursement but cannot predict whether it will be successful.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2002	$381,067

Additions	404
Amortization	(8,994)
Translation adjustment	1,035

Balance, March 31, 2003	$373,512

Accumulated amortization, March 31, 2003	$123,743

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended March 31, 2003, are as follows:
	IG	API	USHP	AH	Total
Balance December 31, 2002	$260,362	$4,927	$406,623	$--	$671,912
Foreign exchange translation	2,374	193	--	--	2,567

Balance March 31, 2003	$262,736	$5,120	$406,623	$ --	$674,479

     As required in the fourth quarter of 2002, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. This assessment will be conducted as required in the fourth quarter of 2003 or if interim events or circumstances warrant.

7.      Reorganization, Refocus and other Actions

     The Company has substantially completed its reorganization and refocus efforts. The following table presents cash activity in the severance and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2002	$8,434	$17,420
Charges	-	200
	8,434	17,620

Payments	(1,767)	(1,915)

Translation adjustments	(76)	--

Balance, March 31, 2003	$6,591	$15,705

8.      Supplemental Data
	Three Months Ended
	March 31, 2003	March 31, 2002
Other income (expense), net:
Expense for exchange of convertible notes	$ --	$(47,962)
Interest income	126	567
Foreign exchange losses, net	(419)	(846)
Litigation/Insurance settlements	1,200	561
Income from WYNCO, carried at equity	20	258
Write-off of deferred loan costs	(692)	(727)
Other, net	(238)	39
	$ (3)	$(48,110)
Interest expense and amortization of debt costs:

Interest expense	$(15,672)	$(18,926)
Amortization of debt costs	(1,292)	(1,266)
	$(16,964)	$(20,192)
Supplemental cash flow information:

Cash paid for interest	$7,269	$10,535
Cash paid (refunded) for income taxes, net	$5,577	$(14,601)

Other non-cash financing activities:

Exchange of convertible notes into equity	$ --	$109,892

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive loss. Total comprehensive income (loss) amounted to approximately $5,021 and $(35,951) for the three months ended March 31, 2003 and 2002, respectively.

      The components of accumulated other comprehensive loss for the Company include:
	Quarter Ended
	March 31, 2003	December 31, 2002

Cumulative translation adjustment	$(9,716)	$(15,106)
Minimum pension liability, net	(1,797)	(1,797)
Unrealized losses on derivative contracts, net	(3,636)	(3,267)
	$(15,149)	$(20,170)

10.      Contingent Liabilities and Litigation

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

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions are under consideration by the District Court. Discovery is complete and the case is awaiting trial.  During the lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. The Company has also filed several summary judgment motions for invalidity of the patent. These motions are under consideration by the Court and have not yet been ruled on. Discovery has closed and a pre-trial conference was held on April 24, 2003. No trial date has been set.

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

     Should the Company be permitted to market gabapentin prior to the expiration of the Pfizer patents, it expects to apply to the FDA for access to the 180 day period of generic marketing exclusivity, which is generally awarded to the generic competitor who is first in time to file a paragraph IV certification against the relevant patents of the innovator. In August 2002, the Company sued the FDA in the U.S. District Court for the District of Columbia to clarify its rights to exclusivity and for a ruling that it properly submitted a statement of inapplicable use to one of the Orange Book listed patents. In December 2002, the court ruled that Purepac's statement of inapplicable use was appropriate. The court deferred to the FDA to decide the impact of the court's ruling on the subject of exclusivity. On January 28, 2003, the Company received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product will be triggered by the earlier of either Purepac's commercial marketing of gabapentin or a court decision that finds the relevant Pfizer patent invalid or not infringed. While the FDA ruling does not address the tablet form of gabapentin, the Company expects the FDA position on market exclusivity for the 600 mg and 800 mg gabapentin tablets to be consistent with its position on capsules. The FDA's ruling is a significant positive event for the Company. A court action would be required to overrule the FDA's decision and for the Company to lose its eligibility for 180 day market exclusivity. On February 14, 2003, Torpharm, a competitor with an ANDA for gabapentin capsules, filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and abolition of the Company's eligibility for the 180 day exclusivity period. The Company intervened in the lawsuit seeking to maintain its right to exclusivity. On April 25, 2003, the Court ruled in favor of the Company that the Company is eligible for 180 days of exclusivity. While the Court ruling does not address the tablet form of gabapentin, the Company expects to be eligible for 180 days of exclusivity on the 600 mg and 800 mg gabapentin tablet. However, the Company can give no assurance that it will ultimately benefit from an exclusivity period.

     In anticipation of the launch of gabapentin, the Company entered into a supply agreement with the manufacturer of the active pharmaceutical ingredient (the "API") of gabapentin under which the Company has acquired API inventory. The terms of the Company's agreement with the API supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). As of March 31, 2003, the Company had paid $4,422 in partial payment of inventory on hand. The Company will make an additional payment of $4,422 for on hand inventory in 2003 and a third payment of $8,225 in 2004. A further payment of $8,225 will be due only upon final FDA approval of the Company's marketing authorization for gabapentin. All of these payments reduce the Net Sales Split on a dollar for dollar basis. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $25,000 based on inventory currently on hand. The Company has no present obligation to purchase additional API inventory.

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

     During 2001 and 2003, the Company received inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth, respectively. The 483 Reports listed alleged deviations from, primarily, current Good Manufacturing Practices ("cGMPs"). The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October of 2002. The FDA has not formally commented on the Company's corrective action plan. The Company expects the FDA to respond to its proposed plan in 2003. The Company has begun upgrading plant procedures at the Baltimore plant in accordance with the plan and has provided written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by mid-2004. The estimated total cost for substantial completion of the Baltimore corrective actions is approximately $30,000. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility reduced. This reduction in production has had an effect on earnings in 2002 and will have a continuing effect in 2003.

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

      The FDA compliance status of each of the Baltimore and Elizabeth facilities has had and will continue to have the effect of delaying new product approvals at each of these facilities until the FDA is satisfied that sufficient progress has been made to achieve compliance with cGMP's with respect to these facilities. Product approval delays at any one of our facilities will not necessarily have an effect on product approvals at our other facilities.

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

      As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure. As a result of our insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of March 31, 2003.

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

11.     Transactions with AL Industrier (ALI)

      A.L. Industrier A.S ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 23% of the total outstanding common stock as of March 31, 2003. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of he Company's stockholders.

     In January 2003, the Company divested its Norwegian vitamin business to Nopal, a subsidiary of ALI, for approximately $3,300. The divestiture was a transaction between companies under common control and accordingly, the gain on the sale was accounted for as capital transaction net of related taxes ($2,267 net increase to Additional Paid-in Capital). As required of all related party transactions, this sale was determined to be fair to the holders Class A Common Stock by the Company's Audit Committee.

12.     Business Segment Information

      The Company's businesses are organized in four reportable segments as follows; International Generics ("IG"), Active Pharmaceutical Ingredients ("API"), U.S. Human Pharmaceuticals ("USHP"), and Animal Health ("AH"). IG and API are managed by a single management team as part of Human Pharmaceuticals International ("HPI"). Segment data includes immaterial intersegment revenues which are eliminated in the consolidated accounts.

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated. Unallocated expenses also include costs related to the implementation of a company-wide ERP system, including the amortization of capitalized software costs.

	Three Months Ended March 31,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$85,431	$71,200	$ 7,671	$6,133
API	30,786	19,337	16,849	9,373
HPI	116,217	90,537	24,520	15,506

USHP	124,092	113,474	10,874	6,583
Total Human Pharmaceuticals	240,309	204,011	35,394	22,089

Animal Health	66,989	70,516	2,645	1,986

Unallocated and eliminations	(3,232)	(1,849)	(9,971)	(7,596)
	$304,066	$272,678	$28,068	$16,479

13.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The consolidating financial information presents the consolidating balance sheet as of March 31, 2003 and December 31, 2002, and the related statements of operations and cash flows for the quarters ended March 31, 2003 and 2002 for:

•      Alpharma Inc. the parent;
•      the guarantor subsidiaries;
•      the nonguarantor subsidiaries; and
•      the Company on a consolidated basis.

     The information includes elimination entries necessary to consolidate Alpharma Inc., the parent, with guarantor and nonguarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of March 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,312	$ 7,028	$ 15,161	$ --	$ 24,501
Accounts receivable, net	34,237	111,187	94,728	--	240,152
Inventories	106,424	123,377	132,761	(10,673)	351,889
Prepaid expenses and other	23,049	31,491	10,822	3,234	68,596
Intercompany receivables	1,428,602	2,046,943	954,194	(4,429,739)	--
Total current assets	1,594,624	2,320,026	1,207,666	(4,437,178)	685,138

Property, plant & equipment, net	121,806	167,986	184,083	--	473,875
Goodwill	1,250	406,624	266,605	--	674,479
Intangible assets, net	53,229	193,383	126,900	--	373,512
Investment in subsidiaries	833,989	497,159	--	(1,331,148)	--
Other assets and deferred charges	42,302	11,582	36,573	--	90,457
Total assets	$2,647,200	$3,596,760	$1,821,827	$(5,768,326)	$2,297,461

Current liabilities:
Short term debt	--	17,000	10,376	--	27,376
Long term debt, current portion	--	24,800	1,600	--	26,400
Accounts payable and accrued expenses	72,377	126,090	91,320	--	289,787
Accrued and deferred income taxes	20,647	(31)	16,478	--	37,094
Intercompany payables	1,371,577	2,050,209	1,007,953	(4,429,739)	--
Total current liabilities	1,464,601	2,218,068	1,127,727	(4,429,739)	380,657

Long term debt:
Senior	--	423,604	30,407	--	454,011
Convertible subordinated notes	176,912	200,587	--	--	377,499
Deferred income taxes	(18,922)	39,206	19,007	--	39,291
Other non-current liabilities	5,483	1,565	19,829	--	26,877

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	7,990	--	--	--	7,990
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,050,101	693,078	493,272	(1,186,350)	1,050,101
Retained earnings	(18,776)	20,652	161,290	(181,942)	(18,776)
Accumulated other comprehensive loss	(15,149)	--	(29,705)	29,705	(15,149)
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,019,126	713,730	624,857	(1,338,587)	1,019,126
Total liabilities & stockholders' equity	$2,647,200	$3,596,760	$1,821,827	$(5,768,326)	$2,297,461

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 1,560	$2,621	$19,782	$ --	$ 23,963
Accounts receivable, net	31,140	110,210	93,955	--	235,305
Inventories	110,650	113,397	125,703	(4,329)	345,421
Prepaid expenses and other	16,011	33,103	13,297	4,329	66,740
Intercompany receivables	1,339,495	1,816,831	935,259	(4,091,585)	--
Total current assets	1,498,856	2,076,162	1,187,996	(4,091,585)	671,429

Property, plant & equipment, net	122,915	170,614	189,171	--	482,700
Goodwill	1,250	406,623	264,039	--	671,912
Intangible assets, net	53,098	199,146	128,823	--	381,067
Investment in subsidiaries	826,292	489,672	--	(1,315,964)	--
Other assets and deferred charges	44,722	12,131	32,963	--	89,816
Total assets	$2,547,133	$3,354,348	$1,802,992	$(5,407,549)	$2,296,924

Current liabilities:
Short term debt	$--	$20,000	$ --	$ --	$ 20,000
Long term debt, current portion	--	26,880	1,712	--	28,592
Accounts payable and accrued expenses	74,014	118,163	104,151	--	296,328
Accrued and deferred income taxes	20,046	(90)	10,340	--	30,296
Intercompany payables	1,285,872	1,797,857	1,007,856	(4,091,585)	--
Total current liabilities	1,379,932	1,962,810	1,124,059	(4,091,585)	375,216

Long term debt:
Senior	--	439,389	32,172	--	471,561
Convertible subordinated notes	175,412	200,293	--	--	375,705
Deferred income taxes	(18,922)	39,671	19,532	--	40,281
Other non-current liabilities	5,483	1,133	22,317	--	28,933

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	7,978	--	--	--	7,978
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,046,802	695,449	486,883	(1,182,332)	1,046,802
Retained earnings	(24,342)	15,652	151,999	(167,651)	(24,342)
Accumulated other comprehensive loss	(20,170)	(49)	(33,970)	34,019	(20,170)
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,005,228	711,052	604,912	(1,315,964)	1,005,228
Total liabilities & stockholders' equity	$2,547,133	$3,354,348	$1,802,992	$(5,407,549)	$2,296,924

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$ 76,243	$ 121,720	$139,256	$(33,153)	$304,066
Cost of sales	47,474	78,756	82,749	(33,153)	175,826
Gross profit	28,769	42,964	56,507	--	128,240
Operating expenses	24,336	33,095	42,741	--	100,172
Operating income	4,433	9,869	13,766	--	28,068
Interest expense - 3rd parties	(3,798)	(12,415)	(751)	--	(16,964)
Other income (expense), net	798	(162)	(639)	--	(3)
Equity in earnings of subsidiaries	6,539	9,265	--	(15,804)	--

Income (loss) before taxes	7,972	6,557	12,376	(15,804)	11,101
Provision for income taxes	90	18	3,111	--	3,219
Net income (loss)	$ 7,882	$ 6,539	$9,265	$(15,804)	$ 7,882

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2002
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$70,063	$112,553	$112,390	$(22,328)	$272,678
Cost of sales	45,866	73,106	65,645	(22,328)	162,289
Gross profit	24,197	39,447	46,745	--	110,389
Operating expenses	25,253	34,222	34,435	--	93,910
Operating income (loss)	(1,056)	5,225	12,310	--	16,479
Interest expense - 3rd parties	(19,149)	(153)	(890)	--	(20,192)
Other income (expense), net	(48,084)	1,293	(1,319)	--	(48,110)
Equity in earnings of subsidiaries	17,220	7,931	--	(25,151)	--

Income (loss) before taxes	(51,069)	14,296	10,101	(25,151)	(51,823)
Provision (benefit) for income taxes	(19,533)	(2,924)	2,170	--	(20,287)
Net income	$(31,536)	$17,220	$ 7,931	$(25,151)	$(31,536)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands of dollars)
Net cash provided by (used in) operating activities	$ 8,961	$14,566	$(3,449)	$ 0	$ 20,078
Investing Activities
Capital expenditures	(976)	(2,231)	(2,403)	0	(5,610)
Purchase of businesses & intangibles, net of cash required	(571)	(75)	(1,225)	0	(1,871)
Net cash used in investing activities	(1,547)	(2,306)	(3,628)	0	(7,481)
Financing Activities:
Increase (Decrease) in short-term debt	0	(3,000)	10,374	0	7,374
Reduction of senior long-term debt	0	(40,863)	(358)	0	(41,221)
Proceeds from senior long-term debt	0	23,000	0	0	23,000
Proceeds from employee stock option and stock purchase plan and other	3,351	(836)	0	0	2,515
Change in long-term intercompany rec/pay	0	0	0	0	0
Change in intercompany dividends & investment in subsidiaries	(7,697)	13,846	(6,149)	0	0
Dividends paid	(2,316)	0	0	0	(2,316)
Net cash provided by (used in) financing activities	(6,662)	(7,853)	3,867	0	(10,648)
Net cash flows from exchange rate changes	0	0	(1,411)	0	(1,411)
Increase (decrease) in cash	752	4,407	(4,621)	0	538
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	0	23,963
Cash and cash equivalents at end of period	2,312	7,028	15,161	0	24,501

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2002
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands of dollars)
Net cash provided by (used in) operating activities	$19,130	$10,256	$ 6,390	$ 0	$35,776
Investing Activities
Capital expenditures	(7,505)	(6,120)	(3,136)	0	(16,761)
Purchase of businesses & intangibles, net of cash required	(4,114)	0	(271)	0	(4,385)
Net cash used in investing activities	(11,619)	(6,120)	(3,407)	0	(21,146)
Financing Activities:
Increase (decrease) in short-term debt	15,000	(500)	6,128	0	20,628
Reduction of senior long-term debt	(40,406)	0	(1,030)	0	(41,436)
Proceeds from senior long-term debt	0	0	0	0	0
Proceeds from employee stock option and stock purchase plan and other	3,646	0	(122)	0	3,524
Change in long-term intercompany rec/pay	2,873	0	(2,873)	0	0
Change in intercompany dividends & investment in subsidiaries	14,178	(14,678)	500	0	0
Dividends paid	(2,302)	0	0	0	(2,302)
Net cash provided by (used in) financing activities	(7,011)	(15,178)	2,603	0	(19,586)
Net cash flows from exchange rate changes	0	0	(249)	0	(249)
Increase (decrease) in cash	500	(11,042)	5,337	0	(5,205)
Cash and cash equivalents at beginning of year	936	2,018	11,940	0	14,894
Cash and cash equivalents at end of period	1,436	(9,024)	17,277	0	9,689

14.     Recent Accounting Pronouncements

      In June 2001, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). The standard requires that legal obligations associated with the retirement of tangible long-lived assets be recorded at fair value when incurred and was adopted by the Company on January 1, 2003. Adoption of SFAS 143 did not have any effect on the Company's consolidated financial position or results of operations.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement eliminates the definition and requirements for recognition of exit costs in Issue 94-3, and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

     On December 31, 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Statement 148 amends FASB Statement 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the Statement does not amend Statement 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of Opinion 25. Statement 148's amendment of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of FAS 148 as of December 31, 2002, and will continue to use the intrinsic value method of APB 25.

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

      On April 30, 2003, the FASB issued FAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of this statement on the Company's current hedging strategy.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three months ended March 31, 2003

      Total revenue increased $31.4 million (11.5%) in the three months ended March 31, 2003 compared to 2002. Operating income in 2003 was $28.1 million, an increase of $11.6 million compared to 2002. In 2002, the Company recorded a net loss of $31.5 million ($.69 per share) compared to net income of $7.9 million ($.15 per diluted share) in 2003. 2002 results include significant charges and expenses related to the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$85.4	$71.2	$ 7.7	$6.1
Active Pharmaceutical Ingredients ("API")	30.8	19.3	16.9	9.4
US Human Pharmaceuticals (USHP)	124.1	113.5	10.9	6.6
Total Human Pharmaceuticals	240.3	204.0	35.5	22.1
Animal Health	67.0	70.5	2.6	2.0
Unallocated and Eliminations	(3.2)	(1.8)	(10.0)	(7.6)
Total	$304.1	$272.7	$28.1	$16.5

Revenues

      Revenues in USHP increased $10.6 million (9.4%) due to the increased pricing and volume gains in solid dose products partially offset by an unfavorable solid dose mix and liquid dose volume declines due to Baltimore remediation activities.

      Revenues in IG increased $14.2 million (20%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues grew approximately 2% as higher volume of products (9%) was substantially offset by price declines (7%), mainly in the United Kingdom.

Included in IG revenues are revenues for Pentalong, a product sold in Germany. Such revenues for the quarters ended March 31, 2003 and 2002 were $4.7 million and $4.5 million, respectively. For the full year 2002, Pentalong revenues totaled $20.1 million. Legislation proposed in Germany for introduction in 2003 would remove certain products from eligibility for government patient reimbursement, including Pentalong. The Company is attempting to have Pentalong included as a product eligible for reimbursement but cannot predict whether it will be successful.

      Revenues in API increased $11.5 million (59%) due approximately equally to volume increases in all major products, particularly vancomycin and price increases in selected products. Foreign currency translation also increased API revenues by approximately 5%. Animal Health revenues declined $3.5 million (5%) due to volume declines in the poultry markets and price reductions due to competition in swine and cattle markets.

Gross Profit

      On a Company-wide basis gross profit increased $17.9 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 42.2% as reported in 2003, versus 40.5% as reported in 2002. Included in 2002 is a reduction in margin of $5.3 million (1.9%) due to purchase accounting adjustments for the OPB.

      The increase in gross margin dollars results primarily from price increases in USHP and API, and positive currency effects in IG, offset by volume reductions and remediation costs incurred by USHP and lower IG pricing.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $8.6 million (11%) in 2003 as compared to 2002. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar. 2003 includes severance of $2.7 million primarily incurred in Corporate. 2002 had severance charges totaling $2.5 million related to management reorganization.

      Research and development expenses decreased $2.3 million in 2003 due primarily to the timing of clinical studies mainly by USHP.

Operating Income

      Operating income increased by $11.6 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$6.1	$9.4	$6.6	$2.0	$(7.6)	$16.5

2002 severance and USHP purchase accounting	..4	..1	5.3	..9	1.1	7.8

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products, acquisitions and expenses	1.2	7.4	(1.0)	.4	(1.5)	6.5

2003 as reported	$7.7	$16.9	$10.9	$2.6	$(10.0)	$28.1

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $3.2 million to $17.0 million in 2003 due to decreased debt levels and lower interest rates versus a year ago. Amortization of debt issuance costs was $1.3 million in both 2003 and 2002.

Other, Net

      Other income (expense) netted to approximately zero in 2003 compared to $48.1 million of net expense in 2002. First quarter 2003 results include $0.7 million of expense associated with the write-off of deferred loan costs and $1.2 million of income associated with an insurance recovery. First quarter 2002 results include charges of $48.0 million related to the exchange of $110 million of convertible notes for Class A Common Stock. A detail of Other income (expense) follows.

	Three Months Ended
	March 31, 2003	March 31, 2002
Other income (expense), net:
Expense for exchange of convertible notes	$ --	$(48.0)
Interest income	.1	.6
Foreign exchange losses, net	(.4)	(.8)
Litigation/Insurance settlements	1.2	.6
Income from WYNCO, carried at equity	--	.2
Write-off of deferred loan costs	(.7)	(.7)
Other, net	(.2)	--
	$ --	$(48.1)

Tax Provision

      The tax provision in 2003 was approximately 29% compared to a 39.1% benefit in 2002. The Company currently estimates its 2003 effective tax rate at approximately 29%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast.

2002 Identified Transactions

      The first quarter of 2002 includes charges for identified transactions. The charges have been identified to facilitate understanding of the 2002 results. These transaction types have occurred in the past two years and could occur in future years.

OPB Acquisition

      The OPB acquisition closed on December 12, 2001 and in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations," was accounted for by the purchase method. Required adjustments for purchase accounting included a step-up of finished goods inventory of $7.1 million, of which $1.8 million was expensed as the acquired inventory was sold in December 2001. The remaining balance of $5.3 million was expensed as the inventory was sold in the first quarter of 2002 ($.07 per share).

De-leveraging Activities

      In the fourth quarter of 2001, the Company adopted a comprehensive de-leveraging plan, including a number of actions including expense, capital spending and working capital controls. In March 2002, the Company prepaid $35.0 million of senior debt and recorded a charge for early extinguishment of debt ($.7 million pre-tax, $.4 million after tax). In addition, the Company issued 6.7 million new shares in exchange for $110 million of outstanding convertible notes and recorded a non-cash expense of $48.0 million pre-tax, $29.7 million after tax ($.65 per share).

Severance for Reorganization and Restructuring

      In the first quarter 2002, the Company continued its management reorganization and this resulted in charges for severance of approximately $2.5 million pre-tax, $1.7 million after tax ($.04 per share).

Financial Condition

      At March 31, 2003, stockholders' equity was $1,019.1 million compared to $1,005.2 million at December 31, 2002. The ratio of long-term debt to equity was 0.81:1 at March 31, 2003 and 0.84:1 at December 31, 2002.

      Working capital at March 31, 2003 was $304.5 million compared to $296.2 million at December 31, 2002. The current ratio was 1.80:1 at March 31, 2003 compared to 1.79:1 at December 31, 2002.

      Cash flow from operations for the three months of 2003 was $20.1 million compared to $35.8 million in 2002. 2003 cash flow included net income plus depreciation and amortization offset by an increase in working capital. 2002 cash flow benefited from reduced accounts receivable balances principally in Animal Health due to the change in marketing strategy. Net cash refunded for taxes of $14.6 million also contributed to the 2002 cash flow. Partially offsetting cash flow sources in 2002 was an increased investment in inventory due mainly to AH which increased inventories in a product which it bought from a third party supplier but will commence manufacturing in 2003. The increased inventory was meant to satisfy customer requirements during the transition period. In addition, the $29.3 million net expense on the exchange of a portion of the two series of convertible notes was non-cash and therefore does not impact cash from operations.

      At March 31, 2003, the Company had $24.5 million in cash and available short-term lines of credit of $3 million. Under its 2001 Credit Facility, the Company had $75 million available.

      In the fourth quarter of 2001 the Company entered into a $900.0 million credit facility ("2001 Credit Facility") to finance the acquisition of Faulding and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. The interest coverage ratio and both maximum leverage ratios are, and are expected to be, the most restrictive of the covenants. These covenants become more restrictive as of December 31, 2003 and will become more restrictive as of December 31, 2004. The Company is in compliance with all covenants under the 2001 Credit Facility as of March 31, 2003.

      Continued compliance with these covenants in 2003 is dependent on the Company's EBITDA, as defined by the credit agreement and therefore the Company's ability to generate operating income, and also on the Company's ability to reduce the amount of its outstanding debt. The Company has undertaken certain actions in 2001 and 2002 to reduce the amount of its outstanding debt as part of an overall de-leveraging plan. The de-leveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65.0 million and exchanged Class A common shares for $34.1 million of convertible subordinated debt. In 2002, the Company prepaid $85.0 million of term debt and exchanged Class A common shares for approximately $110.0 million of convertible subordinated debt. Additionally, in December 2002, the Company amended the 2001 Credit Facility which included covenant relief for certain fourth quarter charges and reduced the line of credit by $150.0 million. On an overall basis, senior debt and total debt at March 31, 2003 were $507.8 million and $885.3 million, respectively compared to $520.2 million and $895.9 million respectively at December 31, 2002.

      Based on the above actions, combined with operating profit currently forecasted for 2003, the Company fully expects to comply with these covenants throughout 2003. During 2002, the FDA conducted reviews of the Company's Baltimore and Elizabeth manufacturing facilities. In connection with these reviews, the Company was issued several comments included in Form 483's. As a result, the Company has responded to the FDA and is implementing an extensive remediation plan expected to be substantially completed by mid-2004 and cost approximately $38 million. Cumulative remediation spending as of March 31, 2003 was approximately $10.0 million. The total cost and timing of the remediation plan may change based upon the FDA responses. Furthermore, additional assessments performed by the Company pursuant to either or both of the plans or in response to FDA comments may lead to either additional expense, additional capital expenditure for plant improvements, product recalls or revenue reduction related to further decreases in production capacity. The Company's 2003 operating profit forecast assumes corrective actions and productions levels at the two USHP plants consistent with its expectations based on presently known facts and circumstances. Significant deviation from the Company's present estimates could have a significant impact on compliance with the covenants in 2003. The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants. The Company continues to review options, including price increases, asset sales and organizational and business structure changes to reduce its cost base and improve profitability. Certain of these actions may require the consent of the parties to the credit facility.

Subsequent Event

      On April 24, 2003, the Company sold $220 million aggregate principal amount of 8 5/8% Senior Notes due 2011 in a private placement. The proceeds of the offering, after deducting fees and expenses, were $197 million. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes of a wholly-owned subsidiary of the Company. Placement fees to the initial purchasers of the Senior Subordinated Notes were made pursuant to arrangements originally entered into at the issuance of the Senior Subordinate Notes in December 2001. This transaction reduced the effective interest rate on these obligations from 12.5% to slightly below 10% when taking into account the amortization of placement fees. Certain aspects of the refinancing were permitted by Amendment No. 2 to the 2001 Credit Agreement which was approved in April 2003.

Recent Accounting Pronouncements

      Recent accounting pronouncements are detailed in Footnote 14.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

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

___________

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

        4.3     Indenture dated April 24, 2003 by and between the Registrant and Wachovia Bank, National Association Trustee with respect to the 8 5/8% Senior Notes due 2011 is filed as an Exhibit to this report.

        4.3A   Registration Right Agreement by and among Alpharma and each of the Guarantors, Bank of America Securities LLC and CIBC World Markets Corp. dated April 24, 2003 is filed as an Exhibit to this report.

        10.1   Amendment No. 1 to the Credit Agreement dated as of December 16, 2002, among the Company, Bank of America and other lenders is filed as an Exhibit to this report.

       10.1A  Amendment No. 2 to the Credit Agreement dated as of April 3, 2003, among the Company, Bank of America and other lenders is filed as an Exhibit to this report.

        10.2   Employment Agreement dated February 28, 2003, between the Company and Fred Lynch is filed as an Exhibit to this report.

        10.3   Employment Agreement dated November 6, 2002, between the Company and Ronald Warner is filed as an Exhibit to this report

        10.3A  Amendments to the Employment Agreement dated February 26, 2003, between the Company and Ronald Warner is filed as an Exhibit to this report.

        10.4   Employment Agreement dated February 26, 2003, between the Company and Kurt Orlofski is filed as an Exhibit to this report.

        10.5   Employment Agreement dated February 26, 2003, between the Company and Mark Stier is filed as an Exhibit to this report.

        10.6   Employment Agreement dated February 26, 2003, between the Company and Michael Nestor is filed as an Exhibit to this report.

        18.     Letter from PricewaterhouseCoopers regarding a change in accounting from LIFO to FIFO dated March 31, 2003.

        99.0 Certifications pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

(b)       Reports on Form 8-K

          On April 24, 2003, the Company filed a report on Form 8-K reporting in Items 7 and 9 and attaching its press release reporting its first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: May 14, 2003	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: May 14, 2003	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Matthew Farrell
Matthew Farrell
Executive Vice President, Finance and Chief Financial Officer