Form 10-Q
period 2003-06-30
ALPHARMA INC
filed 2003-08-12
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended June 30, 2003	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2003:
Class A Common Stock, $.20 par value -- 39,825,347 shares Class B Common Stock, $.20 par value -- 11,872,896 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of June 30, 2003 and December 31, 2002	3
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2003 and 2002	4
	Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 - 26
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 35
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	35
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	36
Item 4	Submission of Matters to a Vote of Security Holders	36 - 37
Item 6	Exhibits and Reports on Form 8-K	37 - 38
	Signatures	39

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 18,857	$ 23,963
Accounts receivable, net	258,711	235,305
Inventories	360,168	345,421
Prepaid expenses and other current assets	64,818	66,740
Total current assets	702,554	671,429

Property, plant and equipment, net	475,378	482,700
Goodwill	687,209	671,912
Intangible assets, net	366,860	381,067
Other assets and deferred charges	87,505	89,816

Total assets	$2,319,506	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,544	$ 28,592
Short-term debt	15,118	20,000
Accounts payable	125,032	130,213
Accrued expenses	157,952	166,115
Accrued and deferred income taxes	35,264	30,296

Total current liabilities	361,910	375,216

Long-term debt:
Senior	669,750	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes	178,430	175,412
Deferred income taxes	27,951	40,281
Other non-current liabilities	27,612	28,933

Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	8,018	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,053,723	1,046,802
Unearned compensation	(1,142)	--
Retained earnings (deficit)	(25,312)	(24,342)
Accumulated other comprehensive income (loss)	23,606	(20,170)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,053,853	1,005,228
Total liabilities and stockholders' equity	$2,319,506	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Total revenue	$334,351	$301,716	$638,417	$574,394
Cost of sales	193,735	168,342	369,561	330,631
Gross profit	140,616	133,374	268,856	243,763
Selling, general and administrative expenses	91,778	82,117	177,245	159,022
Research and development	15,670	15,936	30,375	32,941
Operating income	33,168	35,321	61,236	51,800
Interest expense and amortization of debt issuance costs	(15,884)	(18,718)	(32,848)	(38,910)
Loss on extinguishment/conversion of debt	(28,408)	--	(29,100)	(48,689)
Other income (expense), net	1,193	(1,743)	1,882	(1,164)
Income (loss) before income taxes	(9,931)	14,860	1,170	(36,963)
Provision (benefit) for income taxes	(5,721)	4,598	(2,502)	(15,689)
Net income (loss)	$(4,210)	$10,262	$ 3,672	$(21,274)

Earnings per common share:
Basic
Net income (loss)	$(0.08)	$0.20	$0.07	$(0.44)
Diluted
Net income (loss)	$(0.08)	$0.20	$0.07	$(0.44)

Dividends per common share	$0.045	$0.045	$0.09	$0.09

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income (loss)	$3,672	$(21,274)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,583	39,014
Interest accretion on convertible debt	3,313	3,303
Expenses for exchange of convertible notes, net of tax	--	29,306
Write off of unamortized loan costs	6,909	--
Gain on sale of property	(2,294)	--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(17,956)	15,905
Increase in inventory	(7,949)	(32,372)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(11,824)	10,348
Decrease (increase) in prepaid expenses	2,221	(3,334)
Other, net	(4,256)	8,717
Net cash provided by operating activities	19,419	49,613

Investing Activities:
Capital expenditures	(19,845)	(37,417)
Purchase of intangible assets	(797)	(4,783)
Proceeds from sale of property	2,355	--
Net cash used in investing activities	(18,287)	(42,200)

Financing Activities:
Dividends paid	(4,642)	(4,609)
Reduction of long-term debt	(248,587)	(47,757)
Issuance of senior unsecured debt	220,000	--
Net advances under lines of credit	23,145	36,792
Proceeds from issuance of common stock	2,756	4,715
Net capital contribution of parent	2,267	--
Net cash used in financing activities	(5,061)	(10,859)

Net cash flows from exchange rate changes	(1,177)	1,436

Decrease in cash	(5,106)	(2,010)
Cash and cash equivalents at beginning of year	23,963	14,894
Cash and cash equivalents at end of period	$18,857	$12,884

See notes to the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2002 Annual Report on Form 10-K. The reported results for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Stock Options and Employee Stock Purchase Plan

     At June 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(4,210)	$10,262	$3,672	$(21,274)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,260	2,026	2,828	2,834

Pro forma net income (loss)	$(5,470)	$8,236	$ 844	$(24,108)

Earnings (loss) per share:
Basic-as reported	$(0.08)	$0.20	$0.07	$(0.44)
Basic-pro forma	$(0.11)	$0.16	$0.02	$(0.50)

Diluted-as reported	$(0.08)	$0.20	$0.07	$(0.44)
Diluted-pro forma	$(0.11)	$0.16	$0.02	$(0.50)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Expected life (years)	1 - 5	1 - 5	1-5	1-5
Expected future dividend yield (average)	0.94%	1.07%	0.98%	0.98%
Expected volatility	0.60	0.50	0.60	0.50

     The risk-free interest rates for 2003 and 2002 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate for the three months ended June 30, 2003 and 2002 amounted to 2.6% and 4.4%, respectively. The weighted average interest rate for the six months ended June 30, 2003 and 2002 amounted to 2.7% and 4.5%, respectively. The weighted average fair value of options granted during the three months ended June 30, 2003 and 2002 with exercise prices equal to fair market value on the date of grant was $9.22 and $7.02, respectively. The weighted average fair value of options granted during the six months ended June 30, 2003 and 2002 with exercise prices equal to fair market value on the date of grant was $8.82 and $9.01, respectively.

2.     Liquidity and Capital Resources

        In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants became more restrictive as of December 31, 2002 and will become more restrictive through 2004. The Company is in compliance with these covenants as of June 30, 2003.

        Continued compliance with these financial covenants throughout 2003 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since 2001 the Company has reduced the amount of its outstanding debt as part of an overall de-leveraging plan. The de-leveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in the first quarter 2003 prepaid term debt of $35,000. In December 2002, the Company amended the 2001 Credit Facility which included covenant relief for certain fourth quarter charges and reduced the revolving line of credit by $150,000. In April 2003 the Company obtained an amendment excluding the costs related to the issuance of senior unsecured notes from all covenant calculations and changing the Senior Leverage Ratio to the Senior Secured Leverage Ratio. On an overall basis, senior debt and total debt at June 30, 2003 were $713,412 and $891,842, respectively, compared to $520,153 and $895,858, respectively, at December 31, 2002. Included in senior debt at June 30, 2003, were $220,000 of Senior Notes, previously classified as Senior Subordinated Notes (see Note 4 for further details). Based on operating profit and cash flow currently forecasted for 2003, the Company fully expects to comply with these covenants throughout 2003.

        During 2002, the FDA conducted reviews of the Company's Baltimore and Elizabeth manufacturing facilities. In connection with these reviews, the Company was issued several comments included in Form 483's issued by the FDA. As a result, the Company has responded to the FDA and is implementing an extensive remediation plan. The Company originally estimated that remediation costs incurred at its Baltimore site would total $30 million over 18-20 months, and costs incurred at its Elizabeth site would be $8 million in 2003. A total of $23 million in costs was expected to impact 2003. These estimates included both external spending on consultants and additional quality and manufacturing personnel to comply with cGMP requirements. Year-to-date 2003 costs amount to $19.3 million, of which $11.8 million relates to external consultants (see Footnote 10 for further details).

      The current estimated cost for full year 2003 is $36 million of which $18 million relates to external consultants. The increased costs from original estimates are largely due to the need for more extensive work in Baltimore following the completion by the company of a systems assessment, and the acceleration of certain remediation efforts in Elizabeth from year-end 2003 to the third quarter of 2003. The Company is preparing for possible FDA re-inspections of both its Baltimore and Elizabeth facilities before the end of 2003. The Company expects to substantially complete remediation in Elizabeth in 2003 and in Baltimore in 2004.

      Approximately half of the estimated full year 2003 costs are the result of increased internal resources with the remainder relating to external consultants. The additional internal staffing levels are necessary to support the Company's commitment to FDA compliance and are expected to continue beyond the remediation period. External consulting costs declined sequentially in the first and second quarters of 2003 and are expected to continue to decline throughout the year.

      The total cost and timing of the remediation plan may continue to change based upon the FDA responses. Furthermore, additional assessments performed by the Company pursuant to either or both of the plans or in response to FDA comments may lead to either additional expense, additional capital expenditure for plant improvements, product recalls or revenue reduction related to further decreases in production levels. The Company's 2003 operating profit forecast assumes corrective actions and production levels at the two USHP plants consistent with its expectations based upon presently known facts and circumstances. Significant deviation from the Company's remediation plan could significantly impact the Company's ability to comply with the 2003 covenants. The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants. The Company continues to review options, including asset sales and organizational and business structure changes to reduce its cost and investment base and improve profitability and cash flow. Certain of these actions may require the consent of the parties to the credit facility.

3.      Inventories

Inventories consist of the following:	June 30, 2003	December 31, 2002

Finished product	$189,893	$180,116
Work-in-process	68,009	54,302
Raw materials	102,266	111,003
	$360,168	$ 345,421

     Included at June 30, 2003 and December 31, 2002 are raw materials totaling approximately $4,422 related to a product which is subject to regulatory approval and litigation (see Note 10).

     Inventories stated at the lower of cost or market value. Effective January 1, 2003, the Company changed from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method to account for certain of its United States USHP inventories. The method was changed in part to achieve a better matching of revenues and expenses. While a change from the LIFO method to the FIFO methods requires retroactive application to the financial statements, the change was not material to the consolidated financial statements of the Company for any of the periods presented as the inventory values computed under the LIFO method approximated the inventory values computed under the FIFO method. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company.

4.      Long-Term Debt

Long-term debt consists of the following:
	June 30, 2003	December 31, 2002
Senior debt: U.S. Dollar Denominated: 2001 Credit Facility
Term A	$ 95,874	$115,557
Term B	287,224	314,272
Revolving Credit	59,000	31,000
	442,098	460,829

8.625% Senior Notes due 2011	220,000	--

Industrial Development Revenue Bonds	4,600	5,440

Denominated in Other Currencies	31,596	33,884
Total senior debt	698,294	500,153

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	--	200,293
3% Convertible Senior Subordinated Notes due 2006 ("06 Notes") (6.875% yield), including interest accretion	144,223	141,205
5.75% Convertible Subordinated Notes due 2005 ("05 Notes")	34,207	34,207
Total subordinated debt	178,430	375,705

Total long-term debt	876,724	875,858
Less current maturities	28,544	28,592
	$848,180	$847,266

      The Company paid $35 million of the Term A and Term B loans in the first quarter 2003 by drawing on the revolving credit facility.

      The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior secured debt to EBITDA ratio, fixed charge coverage ratio and an interest coverage ratio (see Note 2).

      In addition to financial covenants, the 2001 Credit Agreement has a number of non-financial covenants. These non-financial covenants include a requirement that control over the Company not be transferred from an entity controlled by E.W. Sissener, the Chairman of the Company, or his family, if as a result or at anytime after such transfer a third party holds shares representing 20% or more of the voting rights in the Company. AL Industrier ("ALI"), an entity controlled by Mr. Sissener and his family, currently controls the Company by beneficial ownership of all of the Company's Class B shares which carries the right to elect a majority of the Company's directors. Until June of 2003, when ALI repaid certain of its bank indebtedness, ALI's lenders held a security interest in certain ALI subsidiaries which, if foreclosed upon, could have resulted in the lenders ownership of the Class B shares of the Company and a change in control of the Company. The continuation of ALI's control of the Company remains subject to the unilateral actions of ALI.

      In accordance with Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", the Company has reclassified amounts recorded as extraordinary expense for the early extinguishment of debt of $727 ($443 after tax) in the first quarter of 2002 to Loss on debt extinguishments/conversions.

      On April 24, 2003, the Company sold $220,000 aggregate principal amount of 8 5/8% Senior Notes due 2011. The proceeds of the offering, after deducting fees and expenses, were $197,000. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes of a wholly-owned subsidiary of the Company. The fees paid to the initial purchasers of the Senior Subordinated Notes of $22,191 were made pursuant to arrangements originally entered into in December 2001. The transaction was accounted for as an extinguishment of the existing Senior Subordinated Notes. As a result, both the fees of $22,191 paid in April 2003 and the unamortized loan costs of $6,217 associated with the Senior Subordinated Notes, were expensed in the second quarter 2003.

     In April 2003, in connection with the offering of the 8 5/8% Senior Notes, the Company amended the 2001 Credit Facility to exclude from the definition of EBITDA costs incurred in connection with the issuance of the 8 5/8% Notes, including the placement fee, to permit the 8 5/8% Notes to be an unsecured senior debt obligation of the Company and to change the senior debt to EBITDA covenant to a senior secured debt to EBITDA covenant.

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt when appropriate.

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Average shares outstanding - basic	51,568	51,170	51,508	48,315
Stock options	--	94	459	--
Average shares outstanding - diluted	51,568	51,264	51,967	48,315

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. Stock options are not included in the calculation of diluted EPS if the result is antidilutive. The following table summarizes stock options not included in the computation of diluted EPS.
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Excluded due to option price greater than market price	1,874	2,148	2,045	2,099

Excluded due to antidilution	2,606	--	--	1,076

     For the three and six months ended June 30, 2003, the effects of the 05 and 06 Notes (convertible into 1,196,310 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was antidilutive.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable.

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) - basic	$(4,210)	$10,262	$3,672	$(21,274)
Adjustments under the if-converted method, net of tax	--	--	--	--
Adjusted net income (loss) - diluted	$(4,210)	$10,262	$3,672	$(21,274)

6.   Goodwill and Intangible Assets:

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense for the years 2003 through 2007 is currently estimated to be approximately $33,200, $32,800, $30,500, $27,200 and $26,900, respectively.

      Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, in 2003 there was a legislative proposal under consideration, which if adopted, would have removed certain products from eligibility for government patient reimbursement, including one product important to the Company's German operations, Pentalong. In July, 2003 this proposal was withdrawn. However, other healthcare reforms are under consideration which could potentially impact Pentalong. If any proposed legislation is ultimately approved that removes Pentalong from eligibility for reimbursement, the Company will be required to re-evaluate the carrying value of intangible assets totaling approximately $17,000. The Company cannot predict whether any such legislation will be introduced or approved.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2002	$381,067

Additions	797
Amortization	(18,112)
Translation adjustment	3,108

Balance, June 30, 2003	$366,860

Accumulated amortization, June 30, 2003	$132,861

      In connection with the potential sale of its French subsidiary (see Note 15), the Company reassessed the carrying value of the associated long-lived assets (principally intangibles) at June 30, 2003. The probability-weighted cash flows, which included the proceeds from the potential sale and the cash flows expected from continuing operations, did not result in any impairment as of June 30, 2003.

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended June 30, 2003, are as follows:

	IG	API	USHP	AH	Total
Balance December 31, 2002	$260,362	$4,927	$406,623	$ --	$671,912
Foreign exchange translation	14,860	437	--	--	15,297

Balance June 30, 2003	$275,222	$5,364	$406,623	$ --	$687,209

     As required in the fourth quarter of 2002, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. This assessment will be conducted as required in the fourth quarter of 2003 or earlier, if interim events or circumstances warrant.

7.      Reorganization, Refocus and other Actions

     The following table presents cash activity in the severance, and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2002	$8,434	$17,420
Charges	-	395
	8,434	17,815

Payments	(4,058)	(4,585)

Translation adjustments	(56)	--

Balance, June 30, 2003	$4,320	$13,230

8.      Supplemental Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Other income (expense), net:
Interest income	$ 209	$ 209	$ 335	$ 776
Foreign exchange gains (losses), net	1,590	(2,440)	1,171	(3,286)
Litigation/Insurance settlements	--	--	1,200	561
Income from WYNCO, carried at equity	168	329	188	587
Other, net	(774)	159	(1,012)	198
	$1,193	$(1,743)	$1,882	$(1,164)
Interest expense and amortization of debt costs:

Interest expense	$(14,744)	$(17,527)	$(30,416)	$(36,453)
Amortization of debt costs	(1,140)	(1,191)	(2,432)	(2,457)
	$(15,884)	$(18,718)	$(32,848)	$(38,910)
Supplemental cash flow information:

Cash paid for interest			$26,660	$35,987
Cash paid (refunded) for income taxes, net			$ 6,100	$(22,384)

Other non-cash financing activities:

Exchange of convertible notes into equity			$ --	$109,982

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $38,755 and $72,512 for the three months ended June 30, 2003 and 2002, respectively and $43,776 and $36,561 for the six months ended June 30, 2003 and 2002, respectively.

      The components of accumulated other comprehensive income (loss) for the Company include:
	Period Ended
	June 30, 2003	December 31, 2002

Cumulative translation adjustment	$28,880	$(15,106)
Minimum pension liability, net	(1,797)	(1,797)
Unrealized losses on derivative contracts, net	(3,477)	(3,267)
	$23,606	$(20,170)

10.      Contingent Liabilities and Litigation

     A class action lawsuit was filed in the United States District Court for the District of New Jersey on June 8, 2001. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's Animal Health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company moved to dismiss the complaint on legal grounds and the District Court granted its motion with prejudice as to all defendants. The plaintiffs filed a motion for reconsideration with the District Court and the District Court affirmed its earlier dismissal. The plaintiffs have appealed the Court's decision to the Third Circuit Court of Appeals. The Company is awaiting a decision on this appeal. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, it is not possible for the Company to conclude definitively that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

     In 2002, the European Union Court of First Instance upheld the European Union's (the "EU") ban on bacitracin zinc, one of the Company's feed additive products which was banned from sale in the EU effective July 1, 1999. The Company has not sold bacitracin zinc in the EU since 1999, therefore the court action will have no material financial impact on the Company. The Company cannot predict whether the present bacitracin zinc ban will be expanded. If either (a) the EU or countries or customers within the EU, act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, or (b) there is an expansion of the ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products or (c) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company also cannot predict whether this antibiotic resistance concern will result in expanded regulations adversely affecting other antibiotic-based animal health products manufactured by the Company of which it has significant sales. The discussions concerning resistance to antibiotics used in certain food producing animals have recently become more active in the U.S. Various sources have published reports concerning possible adverse effects of the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. The FDA has proposed scientific based guidance on antibiotics which includes recommendations which could impose limitations on the introduction of certain new products containing antibiotics. In addition, the FDA has indicated that it intends to re-evaluate certain currently approved products with respect to antibiotic resistance. The Company believes that the impact of such evaluation on the Company's current products will be limited. However, legislative or market forces could result in the loss of the U.S. market for certain of the Company's products (those containing antibiotics), which loss would be materially adverse to the Company.

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In June 2003, the New Jersey District Court granted summary judgement of non-infringement for these two patents. The decisions on these patents have not yet been appealed. During the lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. The Company has also filed several summary judgment motions for invalidity of this third patent. These motions are under consideration by the Court and have not yet been ruled on. Discovery has closed and a pre-trial conference was held on April 24, 2003. No trial date has been set.

     Unless and until the Company receives FDA authorization and decides to utilize such authorization to market its gabapentin tablets or capsules, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation, the Company could be prevented from marketing the Company's gabapentin capsules or tablets until Pfizer's chloride patent expires.

     Should the Company be permitted to market gabapentin prior to the expiration of the Pfizer patents, it expects to apply to the FDA for access to the 180 day period of generic marketing exclusivity, which is generally awarded to the generic competitor who is first in time to file a paragraph IV certification against the relevant patents of the innovator. In August 2002, the Company sued the FDA in the U.S. District Court for the District of Columbia to clarify its rights to exclusivity and for a ruling that it properly submitted a statement of inapplicable use to one of the Orange Book listed patents. In December 2002, the court ruled that the Company's statement of inapplicable use was appropriate. This court decision is currently on appeal. The court deferred to the FDA to decide the impact of the court's ruling on the subject of exclusivity. On January 28, 2003, the Company received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product will be triggered by the earlier of either the Company's commercial marketing of gabapentin or a court decision that finds the relevant Pfizer patent invalid or not infringed. While the FDA ruling does not address the tablet form of gabapentin, the Company expects the FDA position on market exclusivity for the 600 mg and 800 mg gabapentin tablets to be consistent with its position on capsules. The FDA's ruling is a significant positive event for the Company. A court action would be required to overrule the FDA's decision and for the Company to lose its eligibility for 180 day market exclusivity. On February 14, 2003, Torpharm, a competitor with an ANDA for gabapentin capsules, filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and abolition of the Company's eligibility for the 180 day exclusivity period. The Company intervened in the lawsuit seeking to maintain its right to exclusivity. On April 25, 2003, the Court ruled in favor of the Company that the Company is eligible for 180 days of exclusivity. This decision is also on appeal. While the Court ruling does not address the tablet form of gabapentin, the Company expects to be eligible for 180 days of exclusivity on the 600 mg and 800 mg gabapentin tablets. However, the Company can give no assurance that it will ultimately benefit from an exclusivity period.

     In anticipation of the launch of gabapentin, the Company entered into a supply agreement with the manufacturer of the active pharmaceutical ingredient (the "API") of gabapentin under which the Company has acquired API inventory. The terms of the Company's agreement with the API supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). As of June 30, 2003, the Company had paid $4,422 in partial payment of inventory on hand. The Company has made an additional payment of $4,422 for on hand inventory in July 2003 and will make a third payment of $8,225 in July 2004. A further payment of $8,225 will be due only upon final FDA approval of the Company's marketing authorization for gabapentin. All of these payments reduce the Net Sales Split on a dollar for dollar basis. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $25,000 based on inventory currently on hand and related obligations. The Company has no present obligation to purchase additional API inventory.

     The Company is engaged in disputes with several suppliers, customers and distributors regarding certain obligations with respect to contracts under which the Company obtains raw materials and under which the Company supplies finished products. These disputes will most probably be resolved over more than one year. However, management does not believe that the disputes in the aggregate will be material to the Company's financial position. However, they could be material to the Company's results of operations or cash flows in the period in which resolution occurs.

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

     In June 2003, the Company received requests for certain information from the US House Committee on Energy and Commerce and the United Kingdom Office of Serious Fraud. The House inquiry has been addressed to over twenty pharmaceutical companies and is related to pharmaceutical reimbursement under Medicaid. The Serious Fraud Office is requesting documents related to the Company's dealings with several of its competitors which the Company understands are being investigated with respect to their activities during the late 1990's. The response to either request could result in the Company being involved in further proceedings. The Company is complying with both requests.

     The Company received inspection observations ("483 Reports") from the FDA at each of its USHP facilities in Baltimore in 2001 and Elizabeth in 2003. The 483 Reports listed alleged deviations from, primarily, current Good Manufacturing Practices ("cGMPs").

      The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October of 2002. The Company has begun upgrading plant procedures at the Baltimore plant in accordance with the plan and has provided written monthly updates to the FDA. The Company met with the FDA on July 31, 2003 to review its progress under the corrective action plan. The Company is preparing for possible reinspection of its Baltimore facility before the end of 2003. The plan anticipates substantial completion of the corrective actions in 2004. As part of the corrective action plan, production at the Baltimore facility was reduced. This reduction in production had an effect on earnings in 2002 and is having a continuing effect in 2003.

     Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of the inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company is preparing for possible reinspection of its Elizabeth facility before the end of 2003. The Company anticipates substantial completion of these actions in 2003. The corrective action plan contemplates continued output at 2002 levels.

     Remediation spending through the first six months of 2003 was approximately $19,300. The total cost and timing of both the Baltimore and Elizabeth corrective action plans may change based upon the FDA responses which have not yet been received and other factors.

      The FDA compliance status of each of the Baltimore and Elizabeth facilities has had, and will continue to have, the effect of delaying new product approvals at each of these facilities until the FDA is satisfied that sufficient progress has been made to achieve compliance with cGMP's with respect to these facilities. Product approval delays at any one of our facilities will not necessarily have an effect on product approvals at our other facilities.

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

      As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that could reimburse the Company for losses up to the limits and subject to the terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of June 30, 2003.

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

11.     Transactions with AL Industrier (ALI)

      A.L. Industrier A.S ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 23% of the total outstanding common stock as of June 30, 2003. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

     In January 2003, the Company divested its Norwegian vitamin business to Nopal, a subsidiary of ALI, for approximately $3,300. The divestiture was a transaction between companies under common control and accordingly, the gain on the sale was accounted for as capital transaction net of related taxes ($2,267 net increase to Additional Paid-In Capital). As required of all related party transactions, this sale was determined to be fair to the holders Class A Common Stock by the Company's Audit and Corporate Governance Committee.

12.     Business Segment Information

      The Company's businesses are organized in four reportable segments as follows; International Generics ("IG"), Active Pharmaceutical Ingredients ("API"), U.S. Human Pharmaceuticals ("USHP"), and Animal Health ("AH"). Segment data includes immaterial intersegment revenues which are eliminated in the consolidated accounts.

      The operations of each segment are evaluated based on earnings before interest and taxes. Corporate expenses and certain other expenses or income not directly attributable to the segments are not allocated. Unallocated expenses also include certain costs related to the implementation of a company-wide ERP system, including the amortization of capitalized software costs.

	Three Months Ended June 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$98,363	$80,534	$ 9,203	$9,749
API	35,678	19,476	22,161	9,384
USHP	132,410	123,888	8,334	18,213
Total Human Pharmaceuticals	266,451	223,898	39,698	37,346

Animal Health	68,803	78,449	3,010	6,938

Unallocated and eliminations	(903)	(631)	(9,540)	(8,963)
	$334,351	$301,716	$33,168	$35,321

	Six Months Ended June 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$183,794	$151,734	$16,874	$15,882
API	66,464	38,813	39,010	18,757
USHP	256,502	237,362	19,208	24,796
Total Human Pharmaceuticals	506,760	427,909	75,092	59,435

Animal Health	135,792	148,965	5,655	8,924

Unallocated and eliminations	(4,135)	(2,480)	(19,511)	(16,559)
	$638,417	$574,394	$ 61,236	$ 51,800

13.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The consolidating financial information presents the consolidating balance sheet as of June 30, 2003 and December 31, 2002, and the related statements of operations and cash flows for the six months ended June 30, 2003 and 2002 for:

•      Alpharma Inc., the parent;
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

ALPHARMA INC.
Consolidating Balance Sheet
As of June 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,777	$3,425	$12,655	$ --	$18,857
Accounts receivable, net	37,123	115,949	105,639	--	258,711
Inventories	103,371	129,137	138,634	(10,974)	360,168
Prepaid expenses and other	22,884	29,085	9,539	3,310	64,818
Intercompany receivables	1,365,159	1,227,417	1,005,369	(3,597,945)	--
Total current assets	1,531,314	1,505,013	1,271,836	(3,605,609)	702,554

Property, plant & equipment, net	119,671	168,122	187,585	--	475,378
Goodwill	1,250	406,624	279,335	--	687,209
Intangible assets, net	51,914	189,058	125,888	--	366,860
Investment in subsidiaries	911,581	508,607	--	(1,420,188)	--
Other assets and deferred charges	35,710	10,139	41,656	--	87,505
Total assets	$2,651,440	$2,787,563	$1,906,300	$(5,025,797)	$2,319,506

Current liabilities:
Short term debt	$ 9,000	$ --	$ 6,118	$ --	$ 15,118
Long term debt, current portion	25,540	1,400	1,604	--	28,544
Accounts payable and accrued expenses	70,630	118,031	94,323	--	282,984
Accrued and deferred income taxes	15,539	(1,993)	21,718	--	35,264
Intercompany payables	684,067	1,885,084	1,028,794	(3,597,945)	--
Total current liabilities	804,776	2,002,522	1,152,557	(3,597,945)	361,910

Long term debt:
Senior	636,559	3,200	29,991	--	669,750
Convertible subordinated notes	178,430	--	--	--	178,430
Deferred income taxes	(27,661)	39,005	16,607	--	27,951
Other non-current liabilities	5,483	1,613	20,516	--	27,612

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,018	--	--	--	8,018
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,053,723	684,557	494,380	(1,178,937)	1,053,723
Unearned compensation	(1,142)	--	--	--	(1,142)
Retained earnings	(25,312)	56,666	183,355	(240,021)	(25,312)
Accumulated other comprehensive loss	23,606	--	8,894	(8,894)	23,606
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,053,853	741,223	686,629	(1,427,852)	1,053,853
Total liabilities & stockholders' equity	$2,651,440	$2,787,563	$1,906,300	$(5,025,797)	$2,319,506

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 1,560	$2,621	$19,782	$ --	$ 23,963
Accounts receivable, net	31,140	110,210	93,955	--	235,305
Inventories	110,650	113,397	125,703	(4,329)	345,421
Prepaid expenses and other	16,011	33,103	13,297	4,329	66,740
Intercompany receivables	1,339,495	1,816,831	935,259	(4,091,585)	--
Total current assets	1,498,856	2,076,162	1,187,996	(4,091,585)	671,429

Property, plant & equipment, net	122,915	170,614	189,171	--	482,700
Goodwill	1,250	406,623	264,039	--	671,912
Intangible assets, net	53,098	199,146	128,823	--	381,067
Investment in subsidiaries	826,292	489,672	--	(1,315,964)	--
Other assets and deferred charges	44,722	12,131	32,963	--	89,816
Total assets	$2,547,133	$3,354,348	$1,802,992	$(5,407,549)	$2,296,924

Current liabilities:
Short term debt	$ --	$20,000	$ --	$ --	$ 20,000
Long term debt, current portion	--	26,880	1,712	--	28,592
Accounts payable and accrued expenses	74,014	118,163	104,151	--	296,328
Accrued and deferred income taxes	20,046	(90)	10,340	--	30,296
Intercompany payables	1,285,872	1,797,857	1,007,856	(4,091,585)	--
Total current liabilities	1,379,932	1,962,810	1,124,059	(4,091,585)	375,216

Long term debt:
Senior	--	439,389	32,172	--	471,561
Convertible subordinated notes	175,412	200,293	--	--	375,705
Deferred income taxes	(18,922)	39,671	19,532	--	40,281
Other non-current liabilities	5,483	1,133	22,317	--	28,933

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	7,978	--	--	--	7,978
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,046,802	695,449	486,883	(1,182,332)	1,046,802
Unearned compensation	--	--	--	--	--
Retained earnings	(24,342)	15,652	151,999	(167,651)	(24,342)
Accumulated other comprehensive loss	(20,170)	(49)	(33,970)	34,019	(20,170)
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,005,228	711,052	604,912	(1,315,964)	1,005,228
Total liabilities & stockholders' equity	$2,547,133	$3,354,348	$1,802,992	$(5,407,549)	$2,296,924

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$156,391	$251,037	$298,988	$(67,999)	$638,417
Cost of sales	103,547	163,796	170,217	(67,999)	369,561
Gross profit	52,844	87,241	128,771	--	268,856
Operating expenses	46,995	71,536	89,089	--	207,620
Operating income	5,849	15,705	39,682	--	61,236
Interest expense - 3rd parties	(31,514)	57	(1,391)	--	(32,848)
Other income (expense), net	(28,307)	282	807	--	(27,218)
Equity in earnings of subsidiaries	46,745	29,234	--	(75,979)	--

Income (loss) before taxes	(7,227)	45,278	39,098	(75,979)	1,170
Provision (benefit) for income taxes	10,899	1,467	(9,864)	--	2,502
Net income (loss)	$ 3,672	$ 46,745	$ 29,234	$(75,979)	$ 3,672

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$143,576	$235,419	$237,614	$(42,215)	$574,394
Cost of sales	92,411	144,518	135,917	(42,215)	330,631
Gross profit	51,165	90,901	101,697	--	243,763
Operating expenses	52,800	68,547	70,616	--	191,963
Operating income (loss)	(1,635)	22,354	31,081	--	51,800
Interest expense - 3rd parties	(34,266)	(281)	(1,906)	--	(36,453)
Other income (expense), net	(50,691)	2,406	(4,025)	--	(52,310)
Equity in earnings of subsidiaries	47,788	20,470	--	(68,258)	--

Income (loss) before taxes	(38,804)	44,949	25,150	(68,258)	(36,963)
Provision (benefit) for income taxes	17,530	2,839	(4,680)	--	15,689
Net income	$(21,274)	$47,788	$20,470	$(68,258)	$(21,274)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands of dollars)
Net cash provided by (used in) operating activities	$(13,162)	$33,093	$(512)	$ --	$19,419
Investing Activities
Capital expenditures	(2,629)	(7,257)	(9,959)	--	(19,845)
Purchase of businesses & intangibles, net of cash required	--	--	(797)	--	(797)
Proceeds from sale of property	2,355	--	--	--	2,355
Net cash used in investing activities	(274)	(7,257)	(10,756)	--	(18,287)
Financing Activities:
Reduction of long-term debt	(246,921)	(839)	(827)	--	(248,587)
Issuance of senior unsecured debt	220,000	--	--	--	220,000
Net advances under lines of credit	37,000	(20,000)	6,145	--	23,145
Proceeds from employee stock option and stock purchase plan and other	5,023	--	--	--	5,023
Change in long-term intercompany rec/pay	--	--	--	--	--
Change in intercompany dividends & investment in subsidiaries	4,193	(4,193)	--	--	--
Dividends paid	(4,642)	--	--	--	(4,642)
Net cash provided by (used in) financing activities	14,653	(25,032)	5,318	--	(5,061)
Net cash flows from exchange rate changes	--	--	(1,177)	--	(1,177)
Increase (decrease) in cash	1,217	804	(7,127)	--	(5,106)
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	$2,777	$3,425	$12,655	$ --	$18,857

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2002
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands of dollars)
Net cash provided by (used in) operating activities	$17,477	$9,583	$22,553	$ --	$49,613
Investing Activities
Capital expenditures	(15,991)	(11,688)	(9,738)	--	(37,417)
Purchase of businesses & intangibles, net of cash required	(3,304)	871	(2,350)	--	(4,783)
Net cash used in investing activities	(19,295)	(10,817)	(12,088)	--	(42,200)
Financing Activities:
Reduction of senior long-term debt	(45,448)	(780)	(1,529)	--	(47,757)
Net advances under lines of credit	41,000	(500)	(3,708)	--	36,792
Proceeds from employee stock option and stock purchase plan and other	4,715	--	--	--	4,715
Change in long-term intercompany rec/pay	--	--	--	--	--
Change in intercompany dividends & investment in subsidiaries	2,085	(2,085)	--	--	--
Dividends paid	(4,609)	--	--	--	(4,609)
Net cash provided by (used in) financing activities	(2,257)	(3,365)	(5,237)	--	(10,859)
Net cash flows from exchange rate changes	--	--	1,436	--	1,436
Increase (decrease) in cash	(4,075)	(4,599)	6,664	--	(2,010)
Cash and cash equivalents at beginning of year	936	2,018	11,940	--	14,894
Cash and cash equivalents at end of period	$(3,139)	$(2,581)	$18,604	$ --	$12,884

14.     Recent Accounting Pronouncements

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

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The guidelines of the interpretation will become applicable for the Company in its third quarter 2003 financial statements for variable interest entities created before February 1, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company has reviewed FIN No. 46 to determine its impact, if any, on future periods, and determined that no material accounting or disclosure requirement under the provisions of the interpretation.

     In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

      On April 30, 2003, the FASB issued FAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of FAS 149 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with shares repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company's results of operations, liquidity, or financial condition.

15.    Subsequent Event - Sale of French Subsidiary

     On July 30, 2003, the Company entered into an agreement to sell its French subsidiary, Alpharma SAS ("SAS") for proceeds of approximately $6,200. The sale is subject to certain conditions including the receipt of a waiver from the Bank syndicate and certain foreign government approvals. SAS is included in the International Generics segment. The transaction is expected to be completed in the third quarter of 2003. Net assets directly related to SAS at June 30, 2003, are as follows:

Current and other assets	$3,494
Intangible assets	6,349
Current liabilities	(1,431)
Long term liabilities	(1,684)
Net assets	$6,728

     SAS results of operations for the six months ended June 30, 2003 included with the Company's results were revenues of $2,808 and an operating loss of ($1,133). The Company expects to record a loss on this transaction, including expenses on the sale and an allocation of a proportional amount of goodwill, of approximately $4,000.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six months ended June 30, 2003

      Total revenue increased $64.0 million (11.1%) in the six months ended June 30, 2003 compared to 2002. Excluding foreign exchange, revenues increased approximately 5.4%. Operating income for the first six months of 2003 was $61.2 million, an increase of $9.4 million compared to 2002. In 2002, the Company recorded a net loss of $21.3 million ($.44 per share) compared to net income of $3.7 million ($.07 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million (0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$183.8	$151.7	$16.9	$15.9
Active Pharmaceutical Ingredients ("API")	66.5	38.8	39.1	18.7
US Human Pharmaceuticals ("USHP")	256.5	237.4	19.2	24.8
Total Human Pharmaceuticals	506.8	427.9	75.2	59.4
Animal Health ("AH")	135.8	149.0	5.6	8.9
Unallocated and Eliminations	(4.2)	(2.5)	(19.6)	(16.5)
Total	$638.4	$574.4	$61.2	$51.8

Revenues

      Revenues in USHP increased $19.1 million (8%) due primarily to the branded product (Kadian). Branded sales (primarily Kadian) were $39.1 million in the first six months of 2003 compared to $15.6 million in the first six months of 2002. Sales of generic products declined 2% due primarily to modified release capacity constraints at the solid dose plant and liquid dose volume declines due to Baltimore remediation activities. Specialized modified release manufacturing equipment was dedicated to Kadian in the second quarter to address product shortages created by low first quarter production. Accordingly, at June 30, 2003, Kadian inventory at certain wholesale customers is estimated to be approximately 4-5 months based on expected demand. Due to limited availability of the API used in Kadian, no product is expected to be manufactured until the later half of the third quarter of 2003. The focus on Kadian in the second quarter did not allow for production of certain modified release generic products. This capacity constraint is expected to be alleviated in the third quarter as additional capacity is placed in service. Inventories of generic products at certain wholesale customers generally range from 2-6 months for all products, with a majority at the lower end of the range. One major wholesale customer typically holds up to 5 months of inventory for certain products. These inventory levels have remained consistent. However, in the event that customers reduce inventory levels in the future, the Company's revenues could be adversely impacted.

      Revenues in IG increased $32.1 million (21%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues grew approximately 3% as higher volume of products (14%) was substantially offset by price declines (11%), mainly in the United Kingdom and Nordic markets. Included in IG revenues are revenues for Pentalong, a product sold in Germany. Such revenues for the six months ended June 30, 2003 and 2002 were $11.5 million and $9.9 million, respectively. For the full year 2002, Pentalong revenues totaled $20.1 million. During 2003 there was a legislative proposal in Germany, which if enacted, would have removed certain products from eligibility for government patient reimbursement, including Pentalong. In July 2003 this proposal was withdrawn. However, other healthcare reforms are under consideration which could potentially impact Pentalong.

      Revenues in API increased $27.7 million (71%) due to volume increases (18%) primarily for vancomycin and price increases in selected products (47%). Foreign currency translation also increased API revenues by approximately 6%. Animal Health revenues declined $13.2 million (9%) due to volume declines (5%) and price reductions (7%) due to competition, primarily in swine and cattle markets. Foreign currency translation positively impacted Animal Health revenues by 3%.

Gross Profit

      On a Company-wide basis gross profit increased $25.1 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 42.1% in 2003, versus 42.4% in 2002. Included in 2002 is a reduction in margin of $5.3 million (1.9%) due to purchase accounting adjustments for the OPB. Included in 2003 are inventory write-offs of approximately $3.0 million for discontinued liquid products and $12.0 million in outside consulting expenses to remediate the USHP plants.

      The increase in gross margin dollars results primarily from price increases in API, higher USHP brand revenues, and positive currency effects in IG, offset by volume reductions and remediation costs incurred by USHP and lower IG pricing.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $18.2 million (11%) in 2003 as compared to 2002. The increase is attributable to translation of foreign currencies into the U.S. dollar (6%), increased USHP marketing costs for branded products, and increased unallocated costs for professional fees and consulting. 2003 includes severance of $2.7 million primarily incurred in Corporate. 2002 results included severance charges totaling $2.5 million related to management reorganization.

      Research and development expenses decreased $2.6 million in 2003 due primarily to the timing of clinical studies, mainly by USHP.

Operating Income

      Operating income increased by $9.4 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$15.9	$18.7	$24.8	$ 8.9	$(16.5)	$51.8

2002 severance and USHP purchase accounting	..4	..1	5.3	..9	1.1	7.8

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products and expenses	.6	20.3	(10.9)	(3.5)	(2.2)	4.3

2003 as reported	$16.9	$39.1	$19.2	$5.6	$(19.6)	$61.2

      IG's operating income increased due to increased volume offset by decreased pricing. API operating income increased primarily due to price increases. USHP declined due to increased remediation costs offset partially by increased brand volume and to a lesser extent pricing. AH declined due to lower pricing offset partially by increased volume.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $6.1 million to $32.8 million in 2003 due to decreased debt levels and lower interest rates versus a year ago. Amortization of debt issuance costs was approximately $2.4 million in both 2003 and 2002.

Other, Net

      Other income (expense), net was $1.9 million income in 2003 compared to $1.2 million of net expense in 2002. Six months 2003 results include net foreign exchange gains of $1.2 million and $1.2 million of income associated with an insurance recovery. Six months 2002 results include foreign exchange losses of $3.3 million. Foreign exchange gains in 2003 resulted from the weakening of the US dollar versus European and Latin American currencies. In 2002, the foreign exchange losses resulted from the strengthening of the US dollar versus European and Latin American currencies. A detail of Other income (expense), net follows:
	Six Months Ended June 30,
	2003	2002
Other income (expense), net:
Interest income	$ .3	$ .8
Foreign exchange gains (losses), net	1.2	(3.3)
Litigation/Insurance settlements	1.2	.5
Income from WYNCO, carried at equity	.2	.6
Other, net	(1.0)	.2
	$ 1.9	$(1.2)

Loss on extinguishment/conversion of debt

      Loss on extinguishment/conversion of debt was $29.1 million in 2003 compared to $48.7 million in 2002. The 2003 loss resulted from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and $6.2 million of deferred debt expense. In 2002 the Company incurred approximately $48.0 million of expense for two exchanges of common stock for $110 million of convertible debt. (See deleveraging activities.)

Tax Provision

      The tax provision in 2003 was a benefit of $2.5 million compared to pre-tax income of $1.2 million. The abnormal tax relationship results from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental federal and state rate of approximately 39% while using an approximate 29% effective rate for all other income. The Company currently estimates its 2003 effective tax rate (excluding the extinguishment loss) at approximately 29%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast.

      The Company has recorded certain deferred tax assets for which it has provided no valuation allowances. Should it be determined in the future that it is no longer more likely than not that these deferred tax assets would be realized, a valuation allowance would be required that would serve to adversely impact operating results in the period recorded.

2002 Identified Transactions

      The first six months of 2002 includes charges for identified transactions. The charges have been identified to facilitate understanding of the 2002 results. These transaction types have occurred in the past two years and could occur in future years.

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

Results of Operations - Three months ended June 30, 2003

      Total revenue increased $32.6 million (10.8%) in the three months ended June 30, 2003 compared to 2002. Excluding the impact of foreign currency, revenues grew 5%. Operating income in 2003 was $33.2 million, a decrease of $2.1 million compared to 2002. In 2003, the Company recorded a loss on extinguishment of debt of $28.4 million (0.33 loss per share) related to the April 2003 placement of senior notes due 2011.

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$98.4	$80.5	$9.2	$9.7
Active Pharmaceutical Ingredients ("API")	35.7	19.5	22.2	9.4
US Human Pharmaceuticals ("USHP")	132.4	123.9	8.3	18.2
Total Human Pharmaceuticals	266.5	223.9	39.7	37.3
Animal Health ("AH")	68.8	78.4	3.0	6.9
Unallocated and Eliminations	(.9)	(.6)	(9.5)	(8.9)
Total	$334.4	$301.7	$33.2	$35.3

Revenues

      Revenues in USHP increased $8.5 million (6.9%) due to sales of the Company's branded product, Kadian. Sales of generic products declined 12% due to remediation efforts at the Baltimore liquids plant and modified release capacity constraints in the Elizabeth solid dose plant. In the second quarter, specialized modified release manufacturing capacity was dedicated to Kadian production in order to address product shortages and expected demand. The product shortages were created by underproduction of Kadian in the first quarter. As a result, production was reduced on certain generic products resulting in backorders at the end of the second quarter. To eliminate the capacity constraint for this specialized production, the Company plans to expand its capacity in the third quarter.

      Revenues in IG increased $17.8 million (22%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues grew approximately 5% as higher volume of products (20%) was substantially offset by price declines (15%), in the United Kingdom and Nordic markets.

      Revenues in API increased $16.2 million (83%) due to volume increases (13%) primarily in the vancomycin product, and price increases in selected products (63%). Foreign currency translation also increased API revenues by approximately 7%. Animal Health revenues declined $9.6 million (12%) due to volume declines (9%) and price reductions (6%) due to competition in swine and cattle markets partially offset by increased revenue due to currency translation (3%).

Gross Profit

      On a Company-wide basis, gross profit increased $7.2 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 42.1% in 2003, versus 44.2% in 2002. Included in 2003 are inventory write-offs of $3.0 million for discontinued products and $5.0 million of spending on external consultants for remediation activities in USHP.

      The increase in gross margin dollars results primarily from price increases in API, increased branded revenues in USHP, and positive currency effects in IG, offset by generic volume reductions and remediation costs incurred by USHP, lower IG pricing, and volume and price reductions in AH.

Other Expenses

      On a consolidated basis, selling, general and administrative expenses increased $9.4 million (10%) in 2003 as compared to 2002. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar (7%) and increased USHP marketing costs for branded products. Second quarter 2003 operating expenses include charges of $2.0 million associated with the settlement of a vendor dispute and a $2.3 million gain on the sale of a facility.

Operating Income

      Operating income decreased by $2.1 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$9.7	$9.4	$18.2	$ 6.9	$(8.9)	$35.3

Net margin improvement (decrease) due to volume, price, new products and expenses	(.5)	12.8	(9.9)	(3.9)	( .6)	(2.1)

2003 as reported	$9.2	$22.2	$ 8.3	$3.0	$(9.5)	$33.2

     IG's operating income decreased due to increased volume offset by decreased pricing. API operating income increased primarily due to price increases. USHP declined due to increased remediation costs and lower generic volumes offset partially by increased pricing and increased Kadian volume. AH declined due to lower pricing and volume.

Interest Expense and Amortization of Debt Issuance Costs

      Interest expense and amortization of debt issuance costs decreased $2.8 million to $15.9 million in 2003 due to decreased debt levels and lower interest rates versus a year ago. Amortization of debt issuance costs was $1.1 million and $1.2 million in 2003 and 2002, respectively.

Other, Net

      Other income (expense) net was 1.2 million income in 2003 compared to $1.7 million of net expense in 2002. Foreign exchange gains in 2003 versus losses in 2002 are the primary cause of the fluctuation. A detail of Other income (expense), net follows:
	Three Months Ended
	June 30, 2003	June 30, 2002
Other income (expense), net:
Interest income	$ .2	$ .2
Foreign exchange gains (losses), net	1.6	(2.4)
Income from WYNCO, carried at equity	.2	.3
Other, net	(.8)	.2
	$ 1.2	$(1.7)

Loss on extinguishment of debt

      Loss on extinguishment of debt was $28.4 million in 2003. The loss resulted from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes.

      The Company reported in its Form 10-Q for the quarter ended March 31, 2003, that the placement fees associated with this transaction would be amortized. This disclosure was based on preliminary conclusions reached by the Company and its independent accounting firm that the issuance of the $220 million 8 5/8% notes was to be accounted for as a modification of the existing 12 1/2% notes. Subsequently, in June 2003, the Company was advised by its independent accounting firm that it had concluded that the issuance of the 8 5/8% notes should be accounted for as an extinguishment of debt. The Company and its independent accounting firm consulted with the Securities and Exchange Commission ("SEC") as to the appropriate accounting for the issuance of the notes and associated costs. In July 2003, the SEC advised the Company that it did not object to accounting for the transaction as an extinguishment of debt. Accordingly, the Company has expensed in the second quarter of 2003, the $22.2 million of placement fees and $6.2 million of deferred debt expense.

Financial Condition

      At June 30, 2003, stockholders' equity was $1,053.9 million compared to $1,005.2 million at December 31, 2002. The ratio of long-term debt to equity was 0.81:1 at June 30, 2003 and 0.84:1 at December 31, 2002.

      Working capital at June 30, 2003 was $340.6 million compared to $296.2 million at December 31, 2002. The current ratio was 1.94:1 at June 30, 2003 compared to 1.79:1 at December 31, 2002.

      Cash flow from operations for the six months of 2003 was $20.0 million compared to $49.6 million in 2002. 2003 cash flow included net income plus depreciation and amortization offset by an increase in working capital. 2003 cash flow was negatively impacted by the $22.2 million placement fee which was paid and expensed in the second quarter of 2003. 2002 cash flow benefited from reduced accounts receivable balances principally in Animal Health due to the change in marketing strategy. Net cash refunded for taxes of $22.4 million also contributed to the 2002 cash flow. Partially offsetting cash flow sources in 2002 was an increased investment in inventory due mainly to AH which increased inventories in a product which it bought from a third party supplier but commenced manufacturing in 2003. The increased inventory was purchased to satisfy customer requirements during the transition period.

      At June 30, 2003, the Company had $18.9 million in cash and available short-term lines of credit of $6 million. Under its 2001 Credit Facility, the Company had $79 million available.

      In the fourth quarter of 2001 the Company entered into a $900.0 million credit facility ("2001 Credit Facility") to finance the acquisition of Faulding and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test and a minimum net worth test. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. The interest coverage ratio and both maximum leverage ratios are, and are expected to be, the most restrictive of the covenants. These covenants become more restrictive as of December 31, 2003 and will become more restrictive as of December 31, 2004. The Company is in compliance with all covenants under the 2001 Credit Facility as of June 30, 2003.

      Continued compliance with these covenants in 2003 is dependent on the Company's EBITDA, as defined by the credit agreement and therefore the Company's ability to generate operating income, and also on the Company's ability to reduce the amount of its outstanding debt. The Company has reduced the amount of its outstanding debt as part of an overall de-leveraging plan. The de-leveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in December 2001 prepaid term debt of $65.0 million and exchanged Class A common shares for $34.1 million of convertible subordinated debt. In 2002, the Company prepaid $85.0 million of term debt and exchanged Class A common shares for approximately $110.0 million of convertible subordinated debt. Additionally, in December 2002, the Company amended the 2001 Credit Facility which included covenant relief for certain fourth quarter charges and reduced the line of credit by $150.0 million. In April, the Company repaid $200.6 million of 12 1/2% Senior Subordinated Notes due 2009 and replaced them with $220 million of 8 5/8% Senior Unsecured Notes due 2011. The extinguishment resulted in the expensing of $22.2 million of placement fees and the write off of deferred debt expense of $6.2 million in the second quarter of 2003. The replacement of 12 1/2% debt with 8 5/8% debt will facilitate future compliance with the interest coverage covenant. On an overall basis, senior debt and total debt at June 30, 2003 were $713.4 million and $891.8 million, respectively compared to $520.2 million and $895.9 million respectively at December 31, 2002. The increase in senior debt is the result of the refinancing. Based on the above actions, combined with operating profit currently forecasted for 2003, the Company fully expects to comply with these covenants throughout 2003.

     During 2002, the FDA conducted reviews of the Company's Baltimore and Elizabeth manufacturing facilities. In connection with these reviews, the Company was issued several comments included in Form 483's issued by the FDA. As a result, the Company has responded to the FDA and is implementing an extensive remediation plan. The Company originally estimated tht remediation costs incurred at its Baltimore site would total $30 million over 18-20 months, and costs incurred at its Elizabeth site would be $8 million in 2003. A total of $23 million in costs was expected to impact 2003. These estimates included both external spending on consultants and additional quality and manufacturing personnel to comply with cGMP requirements. Year-to-date 2003 costs amount to $19.3 million, of which $11.8 million relates to external consultants (see Footnote 10 for further details).

      The current estimated cost for full year 2003 is $36 million of which $18 million relates to external consultants. The increased costs from original estimates are largely due to the need for more extensive work in Baltimore following the completion by the company of a systems assessment, and the acceleration of certain remediation efforts in Elizabeth from year-end 2003 to the third quarter of 2003. The Company expects an FDA inspection of both its Baltimore and Elizabeth facilities before the end of 2003. The Company expects to substantially complete remediation in Elizabeth in 2003 and in Baltimore in 2004.

      Approximately half of the estimated full year 2003 costs are the result of increased internal resources with the reminder relating to the costs of external consultants. The additional internal staffing levels are necessary to support the Company's commitment to FDA compliance and are expected to continue beyond the remediation period. External consulting costs declined sequentially in the first and second quarters of 2003 and are expected to continue to decline throughout the year.

      The total cost and timing of the remediation plan may continue to change based upon the FDA responses. Furthermore, additional assessments performed by the Company pursuant to either or both of the plans or in response to FDA comments may lead to either additional expense, additional capital expenditure for plant improvements, product recalls or revenue reduction related to further decreases in production levels. The Company's 2003 operating profit forecast assumes corrective actions and production levels at the two USHP plants consistent with its expectations based upon presently known facts and circumstances. Significant deviation from the Company's remediation plan could significantly impact the Company's ability to comply with the 2003 covenants. The Company believes it has the ability to further reduce operating or capital expenditures and sufficient sources of funds such that debt could be further reduced if additional actions become necessary to comply with the covenants. The Company continues to review options, including asset sales and organizational and business structure changes to reduce its cost and investment base and improve profitability and cash flow. Certain of these actions may require the consent of the parties to the credit facility.

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

The Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer have completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, they concluded that such disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's Exchange Act filings.

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

Item 1       LEGAL PROCEEDINGS

See Note 10 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The stockholder of the company voted on four items at the Annual Meeting of Stockholders held on May 19, 2003:

1.	the election of nine directors to terms ending in 2004
2.

a proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Class A common stock that the Company has the authority to issue from 65,00,000 to 75,000,000

3.	a proposal to adopt the 2003 Omnibus Incentive Compensation Plan
4.	a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for 2003

a)    Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

	Votes
Class A Directors	For	Withheld

William I. Jacobs	31,215,088	3,305,831
Peter G. Tombros	31,673,257	2,847,662
Farah M. Walters	31,695,856	2,825,063

Class B Directors

Glen E. Hess	11,872,897	0
Jill Kanin-Lovers	11,872,897	0
Einar Kloster	11,872,897	0
Robert Thong	11,872,897	0
Ingrid Wiik	11,872,897	0

b)    The proposed amendment to increase the number of shares of Class A common stock was approved as follows:

For	80,743,465
Against	681,602
Abstain	587,440
No Vote	0

c)   The proposal to adopt the 2003 Omnibus Incentive Compensation Plan was approved as follows:

For	69,729,569
Against	6,178,223
Abstain	661,165
No Vote	5,443,550

d)   The ratification of the appointment of PricewaterhouseCoopers LLP as the Company's accountants for 2003 was approved as follows:

For	81,347,652
Against	645,754
Abstain	19,101
No Vote	0

Item 6       Exhibits and Reports on Form 8-K

(a)      Exhibits
3.1

Amended and Restated Certificate of Incorporation of the Company, dated September 30, 1994 and filed with the Secretary of State of the State of Delaware on October 3, 1994, was filed as Exhibit 3.1 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

3.1a

Certificate of Amendment of the Certificate of Incorporation of the Company dated September 15, 1995 and filed with the Secretary of State of Delaware on September 15, 1995 was filed as Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 dated September 21, 1995 (Registration on No. 33-60029) and is incorporated reference.

3.1b

Certificate of Amendment to the Certificate of Incorporation of the Company dated July 2, 1999 and filed with the Secretary of State of Delaware on July 6, 1999, was filed as Exhibit 3.1 to the Company's June 30, 1999 quarterly report on Form 10-Q/A and is incorporated by reference.

3.1c

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated August 11, 2000 and filed with the Secretary of State of Delaware on August 11, 2000, was filed as Exhibit 3.0 to the Company's September 30, 2000 quarterly report on Form 10-Q and is incorporated by reference.

3.1d

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 30, 2003 and filed with the Secretary of State of Delaware on June 2, 3003, is filed as an Exhibit to this Report.

3.2	Amended and Restated By-Laws of the Company, effective as of May 20, 2003, is filed as an Exhibit to this Report.
10.2	Separation Letter Agreement, between the Company and Mark Stier, dated July 1, 2003, is filed as an Exhibit to this Report.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report

(b)       Reports on Form 8-K

          On July 18, 2003, the Company filed a report on Form 8-K reporting Item 5 - The expensing of costs associated with its April 2003 debt issuance.

          On July 23, 2003, the Company filed a report on Form 8-K reporting Items 5 and 7 and attaching reclassified financial statements including a note containing guarantor and non-guarantor financial information.

          On July 23, 2003 the Company filed a report on Form 8-K reporting in Items 7 and 9 and attaching its press release reporting its second quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: August 12, 2003	/s/ Matthew T. Farrell Matthew T. Farrell Executive Vice President and Chief Financial Officer
Date: August 12, 2003	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller