Form 10-Q
period 2003-09-30
ALPHARMA INC
filed 2003-11-14
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2003	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 31, 2003:
Class A Common Stock, $.20 par value -- 40,047,433 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of September 30, 2003 and December 31, 2002	3
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 - 27
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28 - 37
Item 3	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4	Controls and Procedures	38
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	39
Item 6	Exhibits and Reports on Form 8-K	39
	Signatures	40

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 21,248	$ 23,872
Accounts receivable, net	263,336	234,327
Inventories	339,311	343,899
Prepaid expenses and other current assets	62,130	66,534
Assets of discontinued operations	--	2,797
Total current assets	686,025	671,429

Property, plant and equipment, net	470,872	482,273
Goodwill	689,746	671,912
Intangible assets, net	354,022	374,828
Assets of discontinued operations	--	6,666
Assets held for sale	4,000	--
Other assets and deferred charges	81,832	89,816
Total assets	$2,286,497	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,298	$ 28,592
Short-term debt	--	20,000
Accounts payable	110,500	129,323
Accrued expenses	162,368	165,758
Accrued and deferred income taxes	30,462	30,296
Liabilities of discontinued operations	--	1,247
Total current liabilities	331,628	375,216

Long-term debt:
Senior	654,348	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes	179,983	175,412
Deferred income taxes	26,771	38,706
Liabilities of discontinued operations	--	1,706
Other non-current liabilities	28,448	28,802

Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	8,091	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,058,591	1,046,802
Unearned compensation	(2,847)	--
Retained earnings (deficit)	(30,135)	(24,342)
Accumulated other comprehensive income (loss)	36,659	(20,170)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,065,319	1,005,228
Total liabilities and stockholders' equity	$2,286,497	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Total revenue	$309,710	$320,016	$945,319	$891,318
Cost of sales	197,279	178,181	565,485	507,536
Gross profit	112,431	141,835	379,834	383,782
Selling, general and administrative expenses	80,916	116,618	255,571	273,459
Research and development	14,989	16,698	45,364	49,639
Operating income	16,526	8,519	78,899	60,684
Interest expense and amortization of debt issuance costs	(15,671)	(18,870)	(48,508)	(57,774)
Loss on extinguishment of debt	--	--	(29,100)	(48,689)
Other income (expense), net	604	(1,294)	2,486	(2,460)
Income (loss) from continuing operations before income taxes	1,459	(11,645)	3,777	(48,239)
Provision (benefit) for income taxes	(372)	(5,911)	(2,711)	(21,505)
Income (loss) from continuing operations	1,831	(5,734)	6,488	(26,734)

Discontinued operations (Note 15):
Loss from discontinued operations (including loss on disposal of $3,716)	(4,407)	(315)	(5,555)	(684)
Income tax (benefit)	(89)	(52)	(252)	(147)
Loss on discontinued operations	(4,318)	(263)	(5,303)	(537)

Net income (loss)	$(2,487)	$(5,997)	$ 1,185	$(27,271)

Earnings per common share:
Basic
Income (loss) from continuing operations	$0.03	$(0.11)	$0.12	$(0.54)
Loss from discontinued operations	$(0.08)	$(0.01)	$(0.10)	$(0.01)
Net income (loss)	$(0.05)	$(0.12)	$0.02	$(0.55)
Diluted
Income (loss) from continuing operations	$0.03	$(0.11)	$0.12	$(0.54)
Loss from discontinued operations	$(0.08)	$(0.01)	$(0.10)	$(0.01)
Net income (loss)	$(0.05)	$(0.12)	$0.02	$(0.55)

Dividends per common share	$0.045	$0.045	$0.135	$0.135

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2003	2002
Operating Activities:
Net income (loss)	$1,185	$(27,271)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,173	61,204
Interest accretion on convertible debt	4,866	4,838
Amortization of debt costs	3,252	3,608
Expenses for exchange of convertible notes, net of tax	--	29,306
Write-off of unamortized loan costs	6,909	--
Gain on sale of property	(2,294)	--
Loss on disposal of discontinued operations	3,716	--
Impairment loss	--	37,100
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,511)	25,628
Decrease (Increase) in inventory	13,823	(28,316)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(27,662)	(7,294)
Decrease in prepaid expenses	4,649	894
Other, net	4,270	12,184
Net cash provided by operating activities	68,376	111,881

Investing Activities:
Capital expenditures	(33,315)	(56,940)
Purchase of intangible assets	(2,237)	(5,732)
Proceeds from sale of property	2,355	--
Net cash used in investing activities	(33,197)	(62,672)

Financing Activities:
Dividends paid	(6,978)	(6,920)
Reduction of long-term debt	(265,923)	(54,508)
Issuance of senior unsecured debt	220,000	--
Net advances under lines of credit	8,027	30,517
Proceeds from issuance of common stock	5,992	5,714
Net capital contribution from parent	2,267	--
Net cash used in financing activities	(36,615)	(25,197)

Net cash flows from exchange rate changes	(1,279)	2,294

Decrease in cash	(2,715)	26,306
Cash and cash equivalents at beginning of year	23,963	14,894
Cash and cash equivalents at end of period	$21,248	$41,200

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except share data)

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2002 Annual Report on Form 10-K. The reported results for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Stock Options and Restricted Stock

     At September 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, as amended by FAS 148, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(2,487)	$(5,997)	$1,185	$(27,271)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,209	1,592	4,037	4,426

Pro forma net income (loss)	$(3,696)	$(7,589)	$(2,852)	$(31,697)

Earnings (loss) per share:
Basic-as reported	$(0.05)	$(0.12)	$0.02	$(0.55)
Basic-pro forma	$(0.07)	$(0.15)	$(0.06)	$(0.64)

Diluted-as reported	$(0.05)	$(0.12)	$0.02	$(0.55)
Diluted-pro forma	$(0.07)	$(0.15)	$(0.06)	$(0.64)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Expected life (years)	N/A	N/A	1-5	1-5
Expected future dividend yield (average)	N/A	N/A	0.98%	0.98%
Expected volatility	N/A	N/A	0.60	0.50

     The risk-free interest rates for 2003 and 2002 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate for the three months ended September 30, 2003 and 2002 amounted to 3.1% and 3.4%, respectively. The weighted average interest rate for the nine months ended September 30, 2003 and 2002 amounted to 2.9% and 4.1%, respectively. There were no options granted during the three months ended September 30, 2003 or 2002. The weighted average fair value of options granted during the nine months ended September 30, 2003 and 2002 with exercise prices equal to fair market value on the date of grant was $8.79 and $7.91, respectively.

2.     Liquidity and Capital Resources

       In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants become more restrictive as of December 31, 2003 and will become more restrictive through 2004. The Company is in compliance with these covenants as of September 30, 2003.

       Continued compliance with these financial covenants throughout 2003 and 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $185,000 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at September 30, 2003 were $682,646 and $862,629, respectively, compared to $520,153 and $895,858, respectively, at December 31, 2002. Included in senior debt at September 30, 2003, was $220,000 of Senior Notes, previously classified as Senior Subordinated Notes (see Note 4 for further details).

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2003 has been negatively affected by remediation activities in two of U.S. Human Pharmaceutical's plants. Significant remediation costs have been incurred as a result of the Company's response to Form 483's issued by the FDA for the Company's Baltimore and Elizabeth plants. In addition, the remediation plans have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and no new product introductions during 2003 to date, from either plant.

      Year-to-date 2003 remediation costs amount to $28,100, of which $16,100 relates to external consultants (see Footnote 10 for further details). The current estimated remediation cost for full year 2003 is $36,000 of which approximately half, $18,000, relates to external consultants, with the other half the result of increased internal resources. The additional internal staffing levels are necessary to support the Company's commitment to FDA compliance and are expected to continue beyond the remediation period. External consulting costs declined sequentially in the first, second and third quarters of 2003 and are expected to further decline in the fourth quarter of 2003 and continue at the fourth quarter rate or lower into 2004.

      It is the Company's expectation that it will substantially complete remediation in Elizabeth in 2003 and in Baltimore in 2004; subject to reviews by the FDA. The Company is preparing for possible FDA re-inspections of both facilities. The current FDA status at the company's Elizabeth site permits solid dose new product approvals; subject to normal product pre-approval inspections.

      Currently, the Company's most restrictive debt covenant is total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.50 to 1.00 at September 30, 2003 to a required maximum ratio of 3.75 to 1.00 at December 31, 2003, and a required maximum ratio of 3.50 to 1.00 at December 31, 2004. Based upon the Company's current forecast of 2003 Operating Income, EBITDA and cash flow, it expects to remain in compliance with all its debt covenants at December 31, 2003, with approximately $10,000 - $17,000 of EBITDA flexibility on its tightest covenant, the Total Leverage Ratio.

      The Company is in the process of developing its business and financial plan for 2004 and will evaluate its flexibility in complying with each of the financial covenants as part of this process. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

    Continued aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures were $35,552 for the nine months ended September 30, 2003 compared to $62,672 for the nine months ended September 30, 2002.

    Continue to reduce operating costs. In October 2003, the Company completed a review of its liquid dose business cost structure and reduced personnel, primarily manufacturing, by approximately 15%. In the fourth quarter of 2003, the Company will record a pre-tax charge of approximately $1,300 related to this action. This charge will be partially offset by savings in the quarter. The Company expects this workforce reduction to generate annual cost savings of approximately $6,000. The Company is evaluating other actions to reduce its cost base in 2004 and beyond.

    Continue to sell certain assets. In 2003, the Company has sold its French generics business and an Animal Health facility. The Company recently engaged investment bankers to explore the possible sale of certain other assets.

    Reduce subordinated convertible debt by issuing common stock. At September 30, 2003, the Company has $179,983 of convertible Subordinated Notes outstanding that can be retired by the exchange of common stock with approximately the same fair value. In 2001 and 2002, the Company retired $144,100 of convertible debt by issuing approximately 8.2 million shares of Class A Common stock.

    Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at September 30, 2003 the amount outstanding is $428,233 (a reduction of $193,767). In past periods, the bank group has agreed to amendments and a waiver to allow for specified asset sales, permit exclusions of restructuring and refinancing charges from EBITDA and the minimum net worth definitions, and to permit the issuance of the $220,000 Senior Notes by changing the definition of the Senior Leverage Ratio to the Senior Secured Leverage Ratio. While these past actions are not an assurance of future actions, the Company believes that its performance in the reduction of the loan and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions or, where required in obtaining external party consent, it will, between the fourth quarter of 2003 and the first quarter of 2004, take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance throughout 2004.

3.      Inventories

Inventories consist of the following:	September 30, 2003	December 31, 2002

Finished product	$173,315	$178,707
Work-in-process	63,740	54,302
Raw materials	102,256	110,890
	$339,311	$ 343,899

     Included at September 30, 2003 and December 31, 2002 are raw materials totaling approximately $8,844 and $4,422, respectively, related to a product which is subject to regulatory approval and litigation (see Note 10).

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

4.      Long-Term Debt

Long-term debt consists of the following:
	September 30, 2003	December 31, 2002
Senior debt: U.S. Dollar Denominated: 2001 Credit Facility
Term A	$ 90,738	$115,557
Term B	286,495	314,272
Revolving Credit	51,000	31,000
	428,233	460,829

8.625% Senior Notes due 2011	220,000	--

Industrial Development Revenue Bonds	2,100	5,440

Denominated in Other Currencies	32,313	33,884
Total senior debt	682,646	500,153

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	--	200,293
3% Convertible Senior Subordinated Notes due 2006 ("06 Notes") (6.875% yield), including interest accretion	145,776	141,205
5.75% Convertible Subordinated Notes due 2005 ("05 Notes")	34,207	34,207
Total subordinated debt	179,983	375,705

Total long-term debt	862,629	875,858
Less current maturities	28,298	28,592
	$834,331	$847,266

      The Company paid $35,000 of the Term A and Term B loans in the first quarter 2003 by drawing on the revolving credit facility.

      The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior secured debt to EBITDA ratio, fixed charge coverage ratio and an interest coverage ratio (see Note 2).

      In addition to financial covenants, the 2001 Credit Agreement has a number of non-financial covenants. These non-financial covenants include a requirement that control over the Company not be transferred from an entity controlled by E.W. Sissener, the Chairman of the Company, or his family, if as a result or at anytime after such transfer a third party holds shares representing 20% or more of the voting rights in the Company. AL Industrier ("ALI"), an entity controlled by Mr. Sissener and his family (and a holding company whose only material business is holding shares of the Company), currently controls the Company by beneficial ownership of all of the Company's Class B shares which carries the right to elect a majority of the Company's directors. - The continuation of ALI's control of the Company remains subject to the unilateral actions of ALI.

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

      A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average shares outstanding - basic	51,751	51,263	51,590	49,296
Stock options	575	--	451	--
Average shares outstanding - diluted	52,326	51,263	52,041	49,296

      The amount of dilution attributable to the stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. Stock options are not included in the calculation of diluted EPS if the result is antidilutive. The following table summarizes stock options not included in the computation of diluted EPS.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Excluded due to option price greater than market price	1,817	3,141	1,968	2,116

Excluded due to antidilution	--	--	--	1,025

     For all periods presented, the effects of the 05 and 06 Notes (convertible into 1,196,310 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was antidilutive.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable.

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) - basic	$(2,487)	$(5,997)	$1,185	$(27,271)
Adjustments under the if-converted method, net of tax	--	--	--	--
Adjusted net income (loss) - diluted	$(2,487)	$(5,997)	$1,185	$(27,271)

6.   Goodwill and Intangible Assets:

     Intangible assets consist principally of one major intangible asset class, products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense for the years 2003 through 2007 is currently estimated to be approximately $35,400, $33,000, $31,400, $27,900 and $27,600, respectively.

      Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, in 2003 there was a legislative proposal under consideration, which if adopted, would have removed certain products from eligibility for government patient reimbursement, including one product important to the Company's German operations, Pentalong. In July, 2003 this proposal was withdrawn. - - If any proposed legislation is ultimately approved that removes Pentalong from eligibility for reimbursement, the Company will be required to re-evaluate the carrying value of intangible assets totaling approximately $17,000. The Company cannot predict whether any such legislation will be introduced or approved.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily product rights)

Balance, December 31, 2002	$381,067

Additions	1,412
Amortization	(26,819)
Sale of French subsidiary	(6,350)
Translation adjustment	4,712

Balance, September 30, 2003	$354,022

Accumulated amortization, September 30, 2003	$141,568

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended September 30, 2003, are as follows:

	IG	API	USHP	AH	Total
Balance December 31, 2002	$260,362	$4,927	$406,623	$ --	$671,912
Foreign exchange translation	19,638	556	--	--	20,194
Adjustment for sale of French subsidiary	(2,360)	--	--	--	(2,360)

Balance September 30, 2003	$277,640	$5,483	$406,623	$ --	$689,746

     In connection with the sale of its French subsidiary (see Note 15-), the Company allocated goodwill totaling $2,360 to discontinued operations on the Consolidated Statement of Operations.

     As required in the fourth quarter of 2002, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. This assessment will be conducted as required in the fourth quarter of 2003.

7.      Reorganization, Refocus and other Actions

     The following table presents cash activity in the severance, and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2002	$8,434	$17,420

Payments	(4,295)	(4,015)
Adjustments	(195)	130

Translation adjustments	(17)	725

Balance, September 30, 2003	$3,927	$14,260

      The Company expects to settle the majority of these liabilities over the next eighteen months.

8.      Supplemental Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Other income (expense), net:
Interest income	$ 41	$ 37	$ 376	$ 813
Foreign exchange gains (losses), net	134	(1,786)	1,305	(5,074)
Insurance settlements	--	--	1,200	561
Equity income from WYNCO	137	318	325	905
Other, net	292	137	(720)	335
	$ 604	$ (1,294)	$ 2,486	$(2,460)
Interest expense and amortization of debt costs:

Interest expense	$(14,851)	$(17,719)	$(45,256)	$(54,166)
Amortization of debt costs	(820)	(1,151)	(3,252)	(3,608)
	$(15,671)	$(18,870)	$(48,508)	$(57,774)
Supplemental cash flow information:

Cash paid for interest			$35,134	$44,830
Cash paid (refunded) for income taxes, net			$ 7,033	$(13,419)

Other non-cash financing activities:

Exchange of convertible notes into equity			$ --	$109,982

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $60,265 and $(4,319) for the three months ended September 30, 2003 and 2002, respectively and $56,829 and $32,242 for the six months ended September 30, 2003 and 2002, respectively.

      The components of accumulated other comprehensive income (loss) for the Company include:
	September 30, 2003	December 31, 2002

Cumulative translation adjustment	$41,297	$(15,106)
Minimum pension liability, net	(1,797)	(1,797)
Unrealized losses on derivative contracts, net	(2,841)	(3,267)
	$36,659	$(20,170)

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

     There has been a European Union (the "EU") ban on the sale of bacitracin zinc, one of the Company's feed additive products, since July 1, 1999 and the Company has not sold bacitracin zinc in the EU since that time. The Company cannot predict whether the present bacitracin zinc ban will be expanded. If either (a) the EU or countries or customers within the EU, act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, or (b) there is an expansion of the ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products or (c) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company also cannot predict whether this antibiotic resistance concern will result in expanded regulations adversely affecting other antibiotic-based animal health products manufactured by the Company of which it has significant sales. The discussions concerning resistance to antibiotics used in certain food producing animals have recently become more active in the U.S. Various sources have published reports concerning possible adverse effects of the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. The FDA has proposed scientific based guidance on antibiotics which includes recommendations which could impose limitations on the introduction of certain new products containing antibiotics. In addition, the FDA has indicated that it intends to re-evaluate certain currently approved products with respect to antibiotic resistance. The Company believes that the impact of such evaluation on the Company's current products will be limited. However, legislative or market forces could result in the loss of the U.S. market for certain of the Company's products (those containing antibiotics), which loss would be materially adverse to the Company.

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In June 2003, the New Jersey District Court granted summary judgment of non-infringement for these two patents. The decisions on these patents have not yet been appealed. During the lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. The Company has also filed several summary judgment motions for invalidity of this third patent. These motions are under consideration by the Court and have not yet been ruled on. Discovery has closed and a pre-trial conference was held on April 24, 2003. No trial date has been set.

     Until the Company markets its gabapentin capsules pursuant to the FDA authorization it received in September 2003 or until the Company receives FDA authorization and markets gabapentin tablets, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. - There is the possibility that as a result of the Pfizer litigation, the Company could be prevented from marketing the Company's gabapentin capsules or tablets until Pfizer's chloride patent expires.

     In August 2002, the Company sued the FDA in the U.S. District Court for the District of Columbia to clarify its rights to exclusivity and for a ruling that it properly submitted a statement of inapplicable use to one of the Pfizer Orange Book listed patents. In December 2002, the court ruled that the Company's statement of inapplicable use was appropriate. This court decision is currently on appeal. The court deferred to the FDA to decide the impact of the court's ruling on the subject of exclusivity. On January 28, 2003, the Company received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. In September 2003, the Company received final approval from the FDA for gabapentin capsules. Exclusivity for this product will be triggered by the earlier of either the Company's commercial marketing of gabapentin or a court decision that finds the relevant Pfizer patent invalid or not infringed. While the FDA ruling does not address the tablet form of gabapentin, the Company expects the FDA position on market exclusivity for the 600 mg and 800 mg gabapentin tablets to be consistent with its position on capsules. The FDA's ruling is a significant positive event for the Company. A court action would be required to overrule the FDA's decision and for the Company to lose its eligibility for 180 day market exclusivity. On February 14, 2003, Torpharm, a competitor with an ANDA for gabapentin capsules, filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and abolition of the Company's eligibility for the 180 day exclusivity period. The Company intervened in the lawsuit seeking to maintain its right to exclusivity. On April 25, 2003, the Court ruled in favor of the Company that the Company is eligible for 180 days of exclusivity. This decision is also on appeal. While the Court ruling does not address the tablet form of gabapentin, the Company expects to be eligible for 180 days of exclusivity on the 600 mg and 800 mg gabapentin tablets. However, the Company can give no assurance that it will ultimately benefit from an exclusivity period.

     In anticipation of the launch of gabapentin, the Company entered into a supply agreement with Plantex USA, Inc (a subsidiary of Teva Pharmaceutical Industries, Inc.), the manufacturer of the active pharmaceutical ingredient (the "API") gabapentin, under which the Company has acquired API inventory. The terms of the Company's agreement with the API supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). To date, the Company has acquired and placed orders for substantial amounts of API inventory under the terms of the supply agreement. The Company expects to continue ordering additional amounts of API inventory during the fourth quarter of 2003 and during 2004. All of these payments reduce the Net Sales Split on a dollar for dollar basis. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the API inventory, and may incur a charge to write-down API inventory on hand to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $46,000 based on inventory currently on hand and recently ordered.

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

      In June 2003, the Company received requests for certain information from the US House Committee on Energy and Commerce and the United Kingdom Office of Serious Fraud. The House inquiry has been addressed to over twenty pharmaceutical companies and is related to pharmaceutical reimbursement under Medicaid. The Serious Fraud Office has requested documents related to the Company's dealings with several of its competitors which the Company understands are being investigated with respect to their activities during the late 1990's. The Company has submitted responses to both requests. The response to either request could result in the Company being involved in further proceedings. The 1998 agreement between the Company and the Perrigo Company is the subject of a formal investigation by the Federal Trade Commission ("FTC"). The investigation could result in the Company being involved in further proceedings with the FTC, state Attorney Generals or private litigants. The Company is cooperating with the FTC.

      On September 25, 2003 the Company's wholly owned subsidiary, Purepac Pharmaceutical Co., was named as one of thirteen defendants in a litigation brought by the Commonwealth of Massachusetts alleging improprieties in connection with the calculation and administration of Medicaid rebate data. The Company believes the claims being alleged are baseless and intends to undertake a vigorous defense in this matter. Responses from the defendants are due in January, 2004.

     On October 29, 2003 the Company was granted a temporary restraining order in a lawsuit the Company brought against the FDA seeking first-to-file status on metformin extended release 500 mg tablets. On October 28, 2003, Ivax Corporation announced that it had received first-to-file status from the FDA for this product. The Company believes it is entitled to this status and 180-day exclusivity for this product. Under the terms of the temporary restraining order, the court has ordered the FDA to delay the effective date of Ivax's final approval.

      The Company received inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore in 2001 and Elizabeth in 2003. The 483 Reports listed alleged deviations from, primarily, current Good Manufacturing Practices ("cGMPs").

      The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October of 2002. The Company has begun upgrading plant procedures at the Baltimore plant in accordance with the plan and has provided written monthly updates to the FDA. The Company met with the FDA on July 31, 2003 to review its progress under the corrective action plan. The Company is preparing for possible FDA reinspection of its Baltimore facility before the end of 2003. The Company expects that it will substantially complete the corrective actions in Baltimore in 2004, subject to reviews by the FDA. As part of the corrective action plan, production at the Baltimore facility was reduced from approximately ninety products in 2001 to approximately twenty products in 2003. The Company does not expect to expand the number of liquid products without the approval of the FDA. This reduction in production had an effect on earnings in 2002 and is having a continuing effect in 2003.

     Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of the inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company expects that it will substantially complete these actions in 2003, subject to reviews by the FDA. The corrective action plan contemplates continued output at 2002 levels. The Company is preparing for possible product pre-approval inspections at its Elizabeth facility before the end of 2003 in connection with several products in the Company's pipeline.

     Remediation spending for the Baltimore and Elizabeth facilities through the first nine months of 2003 was approximately $28,100, of which $16,100 related to external consultants. The remainder related to an increase in internal resources and is expected to continue beyond the remediation period in order to ensure compliance with cGMP requirements. The total cost and timing of both the Baltimore and Elizabeth corrective action plans may change based upon FDA responses and other factors.

      The Company has been advised by the FDA that the current FDA status at the Company's Elizabeth site permits solid dose new product approvals, subject to normal product pre-approval inspections. The FDA compliance status at the Company's Baltimore facility has had, and will continue to have, the effect of delaying new product approvals at this facility until the FDA is satisfied that sufficient progress has been made to achieve compliance with cGMP's with respect to the facility. Product approval delays at any one of our facilities will not necessarily have an effect on product approvals at our other facilities.

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

      As permitted under Delaware law, the Company has agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that could reimburse the Company for losses up to the limits and subject to the terms of the policy. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of September 30, 2003.

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

11.     Transactions with AL Industrier (ALI)

      A.L. Industrier A.S ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 22.9% of the total outstanding common stock as of September 30, 2003. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

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

      The operations of each segment are evaluated based on earnings before interest and taxes. Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a Company wide Enterprise Resource Planning System.

	Three Months Ended September 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$82,293	$81,388	$ 506	$9,699
API	24,349	19,526	7,877	8,147
USHP	131,676	135,416	10,074	26,272
Total Human Pharmaceuticals	238,318	236,330	18,457	44,118

Animal Health	73,914	84,594	7,139	(27,002)

Unallocated and eliminations	(2,522)	(908)	(9,070)	(8,597)
	$309,710	$320,016	$16,526	$ 8,519

Nine Months Ended September 30,
2003		2002	2003	2002
Revenues			Operating Income

IG	$263,279	$230,030	$ 18,517	$25,946
API	90,813	58,339	46,887	26,904
USHP	388,178	372,778	29,282	51,068
Total Human Pharmaceuticals	742,270	661,147	94,686	103,918

Animal Health	209,706	233,559	12,794	(18,078)

Unallocated and eliminations	(6,657)	(3,388)	(28,581)	(25,156)
	$945,319	$891,318	$ 78,899	$ 60,684

13.     Sales Allowance Reserves in the Netherlands

     Third quarter 2003 revenues and gross profit in the International Generics segment were negatively impacted by the recording of a $5,400 pre-tax charge to increase reserves for sales allowances. This charge, which relates almost entirely to prior periods, resulted from one business unit's improper application of Company policy with respect to the accrual of sales allowances. Since the impact of not accruing for these sales allowances was immaterial to 2003 and prior years' annual and quarterly financial results, the Company recorded a charge in the third quarter of 2003 to reflect a proper estimate of reserves for sales allowances. The proper recording of sales allowances in prior periods would have impacted annual results by less than $.01 in 2001 and 2003 and approximately $.02 per diluted share in 2002. The impact on net income in all quarters in 2001, 2002 and 2003 was less than $.01 per diluted share.

14.    Income Taxes

As of September 30, 2003, the Company had net U.S. deferred tax assets of approximately $29,000, primarily made up of net operating losses. The majority of the federal net operating loss carryforwards expire in excess of 15 years.

In assessing the realizability of U.S. deferred tax assets, the Company considers quarterly whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considered the scheduled reversal of deferred tax liabilities and certain distinct tax planning strategies in making this assessment. The net deferred tax was determined to be realizable by calculating the tax effect of the tax planning strategies, which include potential sale of assets and liabilities. Based on this assessment at September 30, 2003, the Company determined that it is more likely than not that all U.S. assets will be realized. If changes occur in the assumptions underlying the Company's tax planning strategies, in the scheduling of the reversal of the Company's deferred tax liabilities or the Company continues to generate losses in the U.S. operations, a valuation allowance may need to be recorded in the future related to these assets and the Company's operating results would be adversely affected during the period in which such determination was made.

15.    Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for $5,967. The net loss for this subsidiary of $4,318 and $263 for the three months ended September 30, 2003 and 2002, respectively and $5,303 and $537 for the nine months ended September 30, 2003 and 2002, respectively is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in the 2003 results is a loss on sale of subsidiary of $3,716, including the allocation of $2,360 goodwill. , The assets and liabilities representing the carrying value of the Company's French generics business are presented separately within the asset and liability sections of the Company's Consolidated Condensed Balance Sheet.

     The following table details selected financial information for the French subsidiary included within discontinued operations.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues	$1,288	$1,401	$4,096	$4,493
Loss from operations	(691)	(315)	(1,839)	(684)
Loss from disposal	(3,716)	--	(3,716)	--
Pretax loss	(4,407)	(315)	(5,555)	(684)
Provision (benefit) for taxes	(89)	(52)	(252)	(147)
Loss from discontinued operations	$(4,318)	$(263)	$(5,303)	$(537)

16.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The consolidating financial information presents the consolidating balance sheet as of September 30, 2003 and December 31, 2002, and the related statements of operations and cash flows for the nine months ended September 30, 2003 and 2002 for:

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

ALPHARMA INC.
Consolidating Balance Sheet
As of September 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 4,066	$ 2,141	$ 15,041	$ --	$ 21,248
Accounts receivable, net	34,258	116,242	112,836	--	263,336
Inventories	94,534	129,962	125,436	(10,621)	339,311
Prepaid expenses and other	22,135	27,251	9,559	3,185	62,130
Intercompany receivables	1,443,098	1,145,204	1,026,389	(3,614,691)	--
Total current assets	1,598,091	1,420,800	1,289,261	(3,622,127)	686,025

Property, plant & equipment, net	117,736	166,207	190,929	--	474,872
Goodwill	1,250	406,624	281,872	--	689,746
Intangible assets, net	50,616	184,732	118,674	--	354,022
Investment in subsidiaries	226,600	503,553	--	(730,153)	--
Other assets and deferred charges	35,757	7,885	38,190	--	81,832
Total assets	$2,030,050	$2,689,801	$1,918,926	$(4,352,280)	$2,286,497

Current liabilities:
Short term debt	$ --	$ --	$ --	$ --	$ --
Long term debt, current portion	--	26,640	1,658	--	28,298
Accounts payable and accrued expenses	69,974	110,692	92,202	--	272,868
Accrued and deferred income taxes	15,032	(7,183)	22,613	--	30,462
Intercompany payables	681,964	1,891,716	1,041,011	(3,614,691)	--
Total current liabilities	766,970	2,021,865	1,157,484	(3,614,691)	331,628

Long term debt:
Senior	220,000	403,694	30,654	--	654,348
Convertible subordinated notes	--	179,983	--	--	179,983
Deferred income taxes	(27,661)	39,005	15,427	-	26,771
Other non-current liabilities	5,422	2,011	21,015	--	28,448

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,091	--	--	--	8,091
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,058,591	12,605	494,734	(507,339)	1,058,591
Unearned compensation	(2,847)	--	--	--	(2,847)
Retained earnings	(30,135)	30,638	178,301	(208,939)	(30,135)
Accumulated other comprehensive loss	36,659	--	21,311	(21,311)	36,659
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,065,319	43,243	694,346	(737,589)	1,065,319
Total liabilities & stockholders' equity	$2,030,050	$2,689,801	$1,918,926	$(4,352,280)	$2,286,497

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 1,560	$ 2,621	$ 19,782	$ --	$ 23,963
Accounts receivable, net	31,140	110,210	93,955	--	235,305
Inventories	110,650	113,397	125,703	(4,329)	345,421
Prepaid expenses and other	16,011	33,103	13,297	4,329	66,740
Intercompany receivables	1,339,495	1,816,831	935,259	(4,091,585)	--
Total current assets	1,498,856	2,076,162	1,187,996	(4,091,585)	671,429

Property, plant & equipment, net	122,915	170,614	189,171	--	482,700
Goodwill	1,250	406,623	264,039	--	671,912
Intangible assets, net	53,098	199,146	128,823	--	381,067
Investment in subsidiaries	826,292	489,672	--	(1,315,964)	--
Other assets and deferred charges	44,722	12,131	32,963	--	89,816
Total assets	$2,547,133	$3,354,348	$1,802,992	$(5,407,549)	$2,296,924

Current liabilities:
Short term debt	$ --	$ 20,000	$ --	$ --	$ 20,000
Long term debt, current portion	--	26,880	1,712	--	28,592
Accounts payable and accrued expenses	74,014	118,163	104,151	--	296,328
Accrued and deferred income taxes	20,046	(90)	10,340	--	30,296
Intercompany payables	1,285,872	1,797,857	1,007,856	(4,091,585)	--
Total current liabilities	1,379,932	1,962,810	1,124,059	(4,091,585)	375,216

Long term debt:
Senior	--	439,389	32,172	--	471,561
Convertible subordinated notes	175,412	200,293	--	--	375,705
Deferred income taxes	(18,922)	39,671	19,532	--	40,281
Other non-current liabilities	5,483	1,133	22,317	--	28,933

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	7,978	--	--	--	7,978
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,046,802	695,449	486,883	(1,182,332)	1,046,802
Unearned compensation	--	--	--	--	--
Retained earnings	(24,342)	15,652	151,999	(167,651)	(24,342)
Accumulated other comprehensive loss	(20,170)	(49)	(33,970)	34,019	(20,170)
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,005,228	711,052	604,912	(1,315,964)	1,005,228
Total liabilities & stockholders' equity	$2,547,133	$3,354,348	$1,802,992	$(5,407,549)	$2,296,924

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$224,878	$382,685	$430,578	$(88,726)	$949,415
Cost of sales	149,267	253,402	253,702	(88,726)	567,645
Gross profit	75,611	129,283	176,876	--	381,770
Operating expenses	68,898	102,389	135,767	--	307,054
Operating income	6,713	26,894	41,109	--	74,716
Interest expense - 3rd parties	(11,451)	(35,101)	(1,972)	--	(48,524)
Other income (expense), net	(27,749)	221	(442)	-	(27,970)
Equity in earnings of subsidiaries	22,849	24,180	--	(47,029)	--

Income (loss) before taxes	(9,638)	16,194	38,695	(47,029)	(1,778)
Provision (benefit) for income taxes	(10,823)	(6,655)	14,515	--	(2,963)
Net income (loss)	$ 1,185	$22,849	$24,180	$(47,029)	$1,185

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$220,427	$370,562	$370,195	$(65,373)	$895,811
Cost of sales	140,243	221,087	213,476	(65,373)	509,433
Gross profit	80,184	149,475	156,719	--	386,378
Operating expenses	111,701	101,489	113,181	--	326,371
Operating income (loss)	(31,517)	47,986	43,538	--	60,007
Interest expense - 3rd parties	(50,927)	(383)	(2,865)	--	(54,175)
Other income (expense), net	(51,898)	3,640	(6,497)	--	(54,755)
Equity in earnings of subsidiaries	77,354	25,818	--	(103,172)	--

Income (loss) before taxes	(56,988)	77,061	34,176	(103,172)	(48,923)
Provision (benefit) for income taxes	(29,717)	(293)	8,358	--	(21,652)
Net income (loss)	$(27,271)	$77,354	$25,818	$(103,172)	$(27,271)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003

	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands of dollars)
Net cash provided by (used in) operating activities	$12,110	$42,526	$13,740	$ --	$68,376
Investing Activities
Capital expenditures	(5,232)	(13,278)	(14,805)	--	(33,315)
Purchase of businesses & intangibles, net of cash acquired	(576)	(64)	(1,597)	--	(2,237)
Proceeds from sale of property	2,355	--	--	--	2,355
Net cash used in investing activities	(3,453)	(13,342)	(16,402)	--	(33,197)
Financing Activities:
Reduction of long-term debt	(261,181)	(3,339)	(827)	--	(265,347)
Issuance of senior unsecured debt	248,000	--	--	--	248,000
Net advances under lines of credit	--	(20,000)	27	--	(19,973)
Proceeds from employee stock option and stock purchase plan and other	8,259	--	--	--	8,259
Payment of debt issuance costs	(576)	--	--	--	(576)
Change in intercompany dividends & investment in subsidiaries	6,325	(6,325)	--	--	--
Dividends paid	(6,978)	--	--	--	(6,978)
Net cash provided by (used in) financing activities	(6,151)	(29,664)	(800)	--	(36,615)
Net cash flows from exchange rate changes	--	--	(1,279)	--	(1,279)
Increase (decrease) in cash	2,506	(480)	(4,741)	--	(2,715)
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	$4,066	$2,141	$15,041	$ --	$21,248

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2002
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	(In thousands of dollars)
Net cash provided by (used in) operating activities	$49,313	$33,950	$28,618	$ --	$111,881
Investing Activities
Capital expenditures	(25,389)	(15,501)	(16,050)	--	(56,940)
Purchase of businesses & intangibles, net of cash acquired	(3,137)	902	(3,497)	--	(5,732)
Net cash used in investing activities	(28,526)	(14,599)	(19,547)	--	(62,672)
Financing Activities:
Reduction of senior long-term debt	(50,492)	(1,280)	(2,736)		(54,508)
Net advances under lines of credit	35,000	(500)	(3,983)	--	30,517
Proceeds from employee stock option and stock purchase plan and other	5,714	--	--	--	5,714
Change in long-term intercompany rec/pay	--	--	--	--	--
Change in intercompany dividends & investment in subsidiaries	--	--	--	--	--
Dividends paid	(6,920)	--	--	--	(6,920)
Net cash provided by (used in) financing activities	(16,698)	(1,780)	(6,719)	--	(25,197)
Net cash flows from exchange rate changes	--	--	2,294	--	2,294
Increase (decrease) in cash	4,089	17,571	4,646	--	26,306
Cash and cash equivalents at beginning of year	936	2,018	11,940	--	14,894
Cash and cash equivalents at end of period	$5,025	$19,589	$16,586	$ --	$41,200

17.     Recent Accounting Pronouncements

     In January 2003, FIN No. 46, "Consolidation of Variable Interest Entities" was issued. The interpretation provides guidance on consolidating variable interest entities and applies immediately to variable interests created after January 31, 2003. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position, FIN 46-6, "Effective Date of FIN 46" which delays the implementation date to financial periods ending after December 31, 2003. The interpretation requires variable interest entities to be consolidated if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics. The Company is currently reviewing FIN No. 46 to determine its impact, if any, on its financial statements.

     On April 30, 2003, the FASB issued FAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with shares repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

(In millions, except per share data)

Overview

      In the third quarter of 2003, the Company closed the sale of its French subsidiary, Alpharma SAS ("SAS") for approximately $6.0 million. The operations of SAS have been removed from the continuing operations of the Company and are classified as a discontinued operation. Prior periods have been reclassified to reflect this classification. All comparisons of results of operations refer to continuing operations and reflect the elimination of SAS.

Results of Operations - Nine months ended September 30, 2003

      Total revenue increased $54.0 million (6.1%) in the nine months ended September 30, 2003 compared to 2002. Foreign exchange accounted for approximately $45 million of this increase. In 2002, the Company recorded a net loss of $26.7 million ($.54 per share) compared to net income of $6.5 million ($.12 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million (0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the impairment of assets related to an Animal Health product, the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. These charges and expenses lowered net income by $58.9 million ($1.19 per diluted share). See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Nine Months Ended September 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$263.3	$230.0	$ 18.5	$26.0
Active Pharmaceutical Ingredients ("API")	90.8	58.3	46.9	26.9
US Human Pharmaceuticals ("USHP")	388.2	372.8	29.3	51.1
Total Human Pharmaceuticals	742.3	661.1	94.7	104.0
Animal Health ("AH")	209.7	233.6	12.8	(18.1)
Unallocated and Eliminations	(6.7)	(3.4)	(28.6)	(25.2)
Total	$945.3	$891.3	$78.9	$60.7

      International Generics operating income differs from amounts reported in the Company's October 27, 2003 press release due to a misclassification of expenses between Corporate unallocated and International Generics. The net effect of the reclassification on consolidated operating income is zero.

Revenues

      Revenues in USHP increased $15.4 million (4%) due primarily to the branded product (Kadian). Branded sales (primarily Kadian) were $52.3 million in the first nine months of 2003 compared to $25.9 million in the first nine months of 2002. Sales of generic products declined 3% due primarily to liquid dose volume declines for the entire nine months due to Baltimore remediation activities and modified release capacity constraints at the solid dose plant in the second quarter of 2003. Inventories of generic products at certain wholesale customers generally range from 2-6 months for all products, with a majority at the lower end of the range. One major wholesale customer typically holds up to 5 months of inventory for certain products. Kadian inventory at certain wholesale customers is estimated to be approximately 4-5 months based on expected demand. These inventory levels have remained consistent. However, in the event that customers reduce inventory levels in the future, the Company's revenues could be adversely impacted.

      Revenues in IG increased $33.3 million (14.5%) due to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues were approximately the same as higher volume of products (10%) was substantially offset by price declines (8%), mainly in the United Kingdom and Nordic markets. In addition revenues were reduced by approximately $5.4 million (2%) relating to the recording of increased reserves for sales allowances in the Netherlands. In the course of a routine internal audit review completed late the third quarter of 2003, the Company determined that certain sales allowances were being recorded when paid. This practice had been in place for over ten years. The Company's policy is to accrue these sales allowances when the related revenue is recorded. The impact of not accruing for these sales allowances was immaterial to previous annual and quarterly results. In order to establish sales allowance reserves in the Netherlands in line with company policy, the Company recorded a pre-tax charge of approximately $5.4 million (after tax $3.5 million) in the third quarter.

      Revenues in API increased $32.5 million (56%) due to volume increases (7%) primarily for vancomycin and price increases in selected products (44%). Foreign currency translation also increased API revenues by approximately 5%. Animal Health revenues declined $23.9 million (10%) due to volume declines (5%) and price reductions (8%) due to competition, primarily in swine and cattle markets. Foreign currency translation positively impacted Animal Health revenues by 3%.

Gross Profit

      On a Company-wide basis gross profit decreased $3.9 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 40.2% in 2003, versus 43.1% in 2002. Included in 2002 is a reduction in margin of $5.3 million due to purchase accounting adjustments for the OPB and $1.4 million related to the AH product impairment. Included in 2003 are inventory write-offs of approximately $7.2 million for discontinued liquid products and $16.0 million in outside consulting expenses to remediate the USHP plants.

      The decrease in gross margin dollars results primarily from price increases in API, higher USHP brand revenues, and positive currency effects in IG, offset by volume reductions, inventory write-offs and remediation costs incurred by USHP, the establishment of sales allowance reserves in IG, and lower IG and AH pricing.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses decreased $17.9 million (7%) in 2003 as compared to 2002. 2002 expenses include $35.7 million of expenses related to the impairment of an Animal Health product in the third quarter of 2002. Excluding the 2002 impairment, operating expenses increased $17.8 million (7%). The increase is attributable to translation of foreign currencies into the U.S. dollar of $16.0 million (5%), increased USHP marketing costs for branded products, and increased corporate costs for professional fees and consulting and severance of $2.7 million primarily incurred in Corporate. 2003 includes the reduction of AH operating expenses by $2.7 million for a business interruption insurance recovery. 2002 results included severance charges totaling $2.5 million related to management reorganization.

      Research and development expenses decreased $4.3 million in 2003 due to the timing of clinical studies, mainly by USHP and planned reductions by AH.

Operating Income

      Operating income increased by $18.2 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002	$26.0	$26.9	$51.1	$ (18.1)	$(25.2)	$60.7

2002 severance, USHP purchase accounting and AH impairment	..4	..1	5.3	38.0	1.1	44.9

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products and expenses	(7.9)	19.9	(27.1)	(6.4)	(2.5)	(24.0)

2003	$ 18.5	$46.9	$29.3	$12.8	$(28.6)	$78.9

      IG's operating income decreased due to increased volume offset by decreased pricing and the recording of reserves in the Netherlands. API operating income increased primarily due to price increases. USHP declined due to increased remediation costs and lower generic sales offset partially by increased brand volume and to a lesser extent pricing. Excluding charges in 2002, AH decreased primarily due to lower pricing. Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a Company wide Enterprise Resource Planning System and increased due to higher professional fees and increased amortization of ERP expenses.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $9.3 million to $48.5 million in 2003 due to decreased debt levels and lower interest rates versus a year ago. The issuance of 8 5/8% Senior Notes replacing the 12 1/2% Senior Subordinated Notes in April 2003 has contributed to lower interest expense. Amortization of debt issuance costs was approximately $3.3 million and $3.6 million in 2003 and 2002, respectively. The write-off of $6.2 million of debt issuance costs in connection with the issuance of the 8 5/8% Notes contributed to the reduction in amortization.

Other, Net

      Other income (expense), net was $2.5 million in 2003 compared to $(2.5) million in 2002. Nine months 2003 results include net foreign exchange gains of $1.3 million and $1.2 million of income associated with an insurance recovery. Nine months 2002 results include foreign exchange losses of $5.1 million. Foreign exchange gains in 2003 resulted from the weakening of the US dollar versus European and Latin American currencies. In 2002, the foreign exchange losses resulted from the strengthening of the US dollar versus European and Latin American currencies. A detail of Other income (expense), net follows:

	Nine Months Ended September 30,
	2003	2002
Other income (expense), net:
Interest income	$ .4	$ .8
Foreign exchange gains (losses), net	1.3	(5.1)
Litigation/Insurance settlements	1.2	.6
Income from WYNCO, carried at equity	.3	.9
Other, net	(.7)	.3
	$ 2.5	$(2.5)

Loss on extinguishment of debt

      Loss on extinguishment of debt was $29.1 million in 2003 compared to $48.7 million in 2002. The 2003 loss resulted from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and $6.2 million of deferred debt expense.

In 2002 the Company incurred approximately $48.0 million of expense for two exchanges of common stock for $110 million of convertible debt. (See deleveraging activities included in 2002 identified transactions.)

Tax Provision

      The tax provision in 2003 was a benefit of $2.7 million compared to pre-tax income of $3.8 million. The tax relationship results from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental federal and state rate of approximately 39% while using an approximate 26% effective rate for all other income. The Company currently estimates its 2003 effective tax rate (excluding the extinguishment loss) at approximately 26%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast. In the third quarter the Company lowered its estimated effective tax rate by 3% to reflect revised estimates of 2003 earnings.

      The Company has recorded certain U.S. deferred tax assets for which it has provided no valuation allowances. These U.S. deferred tax assets, as well as any newly generated deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future U.S. taxable income prior to the expiration of the net operating loss carryforwards. If it were considered to be more likely than not that the U.S. deferred tax assets would not be realized, a valuation allowance would be established against some or all of the deferred tax assets.

      As a result of the Company's assessment of its net U.S. deferred tax assets of $29.0 million at September 30, 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at September 30, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

2003 Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for approximately $6.0 million. The net loss for this subsidiary of $4.3 million and $.3 million for the three months ended September 30, 2003 and 2002, respectively and $5.3 million and $.5 million for the nine months ended September 30, 2003 and 2002, respectively is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in the 2003 results is a loss on sale of subsidiary of $3.7 million. Included in the loss is $2.4 million of goodwill which has been allocated to the sale.

The following table details selected financial information for the French subsidiary included within discontinued operations.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		($ in millions)

Revenues	$1.3	$1.4	$4.1	$4.5
Loss from operations	(.7)	(.3)	(1.8)	(.7)
Loss from disposal	(3.7)	--	(3.7)	--
Pretax loss	(4.4)	(.3)	(5.5)	(.7)
Provision (benefit) for taxes	(.1)	--	(.2)	(.2)
Loss from discontinued operations	$(4.3)	$(.3)	$(5.3)	$(.5)

2002 Identified Transactions

      The first nine months of 2002 includes charges for identified transactions. The charges have been identified to facilitate understanding of the 2002 results. These transaction types have occurred in the past two years and could occur in future years.

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

Results of Operations - Three months ended September 30, 2003

      Total revenue decreased $10.3 million (3.2%) in the three months ended September 30, 2003 compared to 2002. Foreign exchange accounted for an approximate $11 million increase in revenues. The third quarter 2002 includes a charge for the impairment of assets related to an Animal Health product, Reporcin. The charge totaled $37.1 million, ($24.2 million after tax or $.47 per share). Excluding the charge in 2002, the Company's net income was $18.5 million ($.36 per share).

The following summarizes revenues and operating income by segment:

Three Months Ended September 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$82.3	$81.4	$ 0.5	$9.7
Active Pharmaceutical Ingredients ("API")	24.3	19.5	7.8	8.1
US Human Pharmaceuticals ("USHP")	131.7	135.4	10.1	26.3
Total Human Pharmaceuticals	238.3	236.3	18.4	44.1
Animal Health ("AH")	73.9	84.6	7.2	(27.0)
Unallocated and Eliminations	(2.5)	(.9)	(9.1)	(8.6)
Total	$309.7	$320.0	$16.5	$ 8.5

      International Generics operating income differs from amounts reported in the Company's October 27, 2003 press release due to a misclassification of expenses between Corporate unallocated and International Generics. The net effect of the reclassification on consolidated operating income is zero.

Revenues

      Revenues in USHP decreased $3.7 million (2.7%) due primarily to lower sales of generic products related to remediation efforts at the Baltimore liquids plant offset in part by increased brand sales of the Kadian product.

      Revenues in IG increased $.9 million (1%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues declined approximately $7.0 million (8%) as higher volume of products (2%) was substantially offset by price declines (3%), in the United Kingdom and Nordic markets. In addition, revenues were reduced by approximately $5.4 million (7%) relating to the recording of increased reserves for sales allowances in the Netherlands.

      Revenues in API increased $4.8 million (25%) due to price increases in selected products (32%) offset partially by volume declines in a number of products, primarily vancomycin. Foreign currency translation also increased API revenues by approximately 5%. Animal Health revenues declined $10.7 million (13%) due to volume declines (7%) and price reductions (8%) resulting from competition in swine and cattle markets partially offset by increased revenue due to currency translation (2%).

Gross Profit

      On a Company-wide basis, gross profit decreased $29.4 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 36.3% in 2003, versus 44.3% in 2002. Included in 2003 are inventory write-offs of $4.0 million primarily for discontinued and outdated products and $4.0 million of spending on external consultants for remediation activities in USHP. Included in 2002 is $1.4 million of charges related to the impairment of an Animal Health product.

      The decrease in gross margin dollars results primarily in USHP due to lower liquid generic volume, inventory write-offs and remediation spending. Also negatively impacting gross profit is the recording of increased reserves for sales allowances in the Netherlands, lower IG pricing and volume, and lower A/H pricing and volume. Gross margin dollars were positively impacted by increased API pricing and foreign currency translation.

Operating Expenses

      On a consolidated basis, selling, general and administrative expenses ("SG&A") decreased $35.7 million (31%) in 2003 as compared to 2002. 2002 includes an impairment charge of $35.7 million recorded for an Animal Health product, Reporcin. On a comparative basis excluding the impairment charge, selling, general and administrative expenses increased $.1 million. SG&A increases relative to 2002 include foreign currency translation, increased amortization for the Company ERP software, expenses related to the execution of an exclusive supply agreement for a future API product and increased costs for corporate governance including internal audit and consulting related to preparation for Sarbanes Oxley 404 certifications. SG&A decreased due to lower incentive payment accruals in certain segments due to operating results below plan and the reduction of A/H operating expenses by $2.7 million for a business interruption insurance recovery.

Operating Income

      Operating income increased by $8.0 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$9.7	$8.1	$26.3	$ (27.0)	$(8.6)	$8.5

2002 Reporcin Impairment loss	--	--	--	37.1	--	37.1
Net margin improvement (decrease) due to volume, price, new products and expenses	(9.2)	(.3)	(16.2)	(2.9)	(0.5)	(29.1)

2003 as reported	$ 0.5	$ 7.8	$10.1	$7.2	$(9.1)	$16.5

     IG's operating income decreased due to reserves for sales allowances in the Netherlands and price declines. API operating income decreased due to the costs of a supply contract and lower volume offset partially by price increases. USHP declined due to increased remediation costs, inventory write-offs and lower generic volumes offset partially by increased pricing and increased Kadian volume. AH declined due to lower pricing and volume.

Interest Expense and Amortization of Debt Issuance Costs

      Interest expense and amortization of debt issuance costs decreased $3.2 million to $15.7 million in 2003 due to decreased debt levels and lower interest rates versus a year ago. The issuance of 8 5/8% Senior Notes replacing the 12 1/2 % Senior Subordinated Notes in April 2003 has contributed to lower interest expense. Amortization of debt issuance costs was $.8 million and $1.2 million in 2003 and 2002, respectively. The write-off of $6.2 million of debt issuance costs in connection with the issuance of the 8 5/8% contributed to the reduction of amortization.

Other, Net

      Other income (expense) net was $.6 million in 2003 compared to $(1.3) million in 2002. Foreign exchange gains in 2003 versus losses in 2002 are the primary cause of the fluctuation. A detail of Other income (expense), net follows:
	Three Months Ended
	June 30, 2003	June 30, 2002
Other income (expense), net:
Foreign exchange gains (losses), net	$.1	$(1.8)
Income from WYNCO, carried at equity	.1	.3
Other, net	.4	.2
	$ .6	$(1.3)

German Health Care Legislation

      Legislation will be effective in Germany on January 1, 2004, which will increase the Pharmaceutical Manufacturer Rebate from 6% to 16%. In addition, the co-payments required by patients will increase as of January 1, 2004. The impact of the increased rebate will be to lower annual gross profits by approximately $2.5 million. The increase in co-payments is anticipated to increase demand for certain products in the fourth quarter as certain patients attempt to buy their prescriptions prior to the increase in the required co-payment. Any increase in fourth quarter demand will be offset by a like decrease in first quarter 2004 demand.

Financial Condition

      At September 30, 2003, stockholders' equity was $1,065.3 million compared to $1,005.2 million at December 31, 2002. The ratio of long-term debt to equity was 0.78:1 at September 30, 2003 and 0.84:1 at December 31, 2002.

      Working capital at September 30, 2003 was $354.4 million compared to $296.2 million at December 31, 2002. The current ratio was 2.07:1 at September 30, 2003 compared to 1.79:1 at December 31, 2002.

      Cash flow from operations for the nine months of 2003 was $68.4 million compared to $111.9 million in 2002. 2003 cash flow included net income plus depreciation and amortization offset by an increase in working capital. 2003 cash flow was negatively impacted by the $22.2 million placement fee which was paid and expensed in the second quarter of 2003. 2002 cash flow benefited from reduced accounts receivable balances principally in Animal Health due to the change in marketing strategy. Net cash refunded for taxes of $13.4 million also contributed to the 2002 cash flow. Partially offsetting cash flow sources in 2002 was an increased investment in inventory due mainly to AH which increased inventories in a product which it bought from a third party supplier but commenced manufacturing in 2003. The increased inventory was purchased to satisfy customer requirements during the transition period.

      At September 30, 2003, the Company had $21.2 million in cash and available short-term lines of credit of $6 million. Under its 2001 Credit Facility, the Company had $97 million available.

      In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants become more restrictive as of December 31, 2003 and will become more restrictive through 2004. The Company is in compliance with these covenants as of September 30, 2003.

      Continued compliance with these financial covenants throughout 2003 and 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $185,000 and by lowering the revolving line of credit by $150.0 million. On an overall basis, senior debt and total debt at September 30, 2003 were $682.6 million and $862.6 million, respectively, compared to $520.2 million and $895.9 million, respectively, at December 31, 2002. Included in senior debt at September 30, 2003, was $220.0 million of Senior Notes, previously classified as Senior Subordinated Notes (see Note 4 for further details).

      The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2003 has been negatively affected by remediation activities in two of USHP's plants. Significant remediation costs have been incurred as a result of the Company's response to Form 483's issued by the FDA for the Company's Baltimore and Elizabeth plants. In addition, the remediation plans have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and no new product introductions during 2003 to date, from either plant.

      Year-to-date 2003 remediation costs amount to $28.1 million, of which $16.1 million relates to external consultants (see Footnote 10 for further details). The current estimated remediation cost for full year 2003 is $36.0 million of which approximately half, $18.0 million, relates to external consultants, with the other half the result of increased internal resources. The additional internal staffing levels are necessary to support the Company's commitment to FDA compliance and are expected to continue beyond the remediation period. External consulting costs declined sequentially in the first, second and third quarters of 2003 and are expected to further decline in the fourth quarter of 2003 and continue at the fourth quarter rate or lower into 2004.

      It is the Company's expectation that it will substantially complete remediation in Elizabeth in 2003 and in Baltimore in 2004; subject to reviews by the FDA. The Company is preparing for possible FDA re-inspections of both facilities. The current FDA status at the company's Elizabeth site permits solid dose new product approvals; subject to normal product pre-approval inspections.

      Currently, the Company's most restrictive debt covenant is total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.50 to 1.00 at September 30, 2003 to a required maximum ratio of 3.75 to 1.00 at December 31, 2003, and a required maximum ratio of 3.50 to 1.00 at December 31, 2004. Based upon the Company's current forecast of 2003 Operating Income, EBITDA and cash flow, it expects to remain in compliance with all its debt covenants at December 31, 2003, with approximately $10-$17 million of EBITDA flexibility on its tightest covenant, the Total Leverage Ratio.

      The Company is in the process of developing its business and financial plan for 2004 and will evaluate its flexibility in complying with each of the financial covenants as part of this process. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

    Continued aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures were $35.5 million for the nine months ended September 30, 2003 compared to $62.7 million the nine months ended September 30, 2002.

    Continue to reduce operating costs. In October 2003, the Company completed a review of its liquid dose business cost structure and reduced personnel, primarily manufacturing, by approximately 15%. In the fourth quarter of 2003, the Company will record a pre-tax charge of approximately $1.3 million related to this action. This charge will be partially offset by savings in the quarter. The Company expects this workforce reduction to generate annual cost savings of approximately $6.0 million. The Company is evaluating other actions to reduce its cost base in 2004 and beyond.

    Continue to sell certain assets.

In 2003, the Company has sold its French generics business and an Animal Health facility. The Company recently engaged investment bankers to explore the possible sale of certain other assets.

    Reduce subordinated convertible debt by issuing common stock. At September 30, 2003, the Company has $180.0 million of convertible Subordinated Notes outstanding that can be retired by the exchange of common stock with approximately the same fair value. In 2001 and 2002, the Company retired $144.1 million of convertible debt by issuing approximately 8.2 million shares of Class A Common stock.

    Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at September 30, 2003 the amount outstanding is $428.2 million (a reduction of $193.8 million). In past periods, the bank group has agreed to amendments and a waiver to allow for specified asset sales, permit exclusions of restructuring and refinancing charges from EBITDA and the minimum net worth definitions, and to permit the issuance of the $220.0 million Senior Notes by changing the definition of the Senior Leverage Ratio to the Senior Secured Leverage Ratio. While these past actions are not an assurance of future actions, the Company believes that its performance in the reduction of the loan and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions or, where required in obtaining external party consent, it will, between the fourth quarter of 2003 and the first quarter of 2004, take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance throughout 2004.

Recent Accounting Pronouncements

      Recent accounting pronouncements are detailed in Footnote 17.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has implemented a formal disclosure procedure designed to ensure that material information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, such as this Report, is accumulated and communicated to the CEO and CFO as appropriate and in a timely manner. The disclosure procedure involves participation by various individuals in the Company who have access to material information relating to the operations of the Company.

During the third quarter, in the course of a routine internal audit review, the Company determined that certain sales allowances were being recorded when paid in one of its International Generics' businesses. This practice had been in place for over ten years. The Company's policy is to accrue these sales allowances when the related revenues are recorded. As a result, during the third quarter, the Company has increased its reserves for sales allowances in the International Generics segment by $5.4 million. Almost all of this increase relates to prior years. In response to this, the Company has reviewed its accounting for sales allowances at all of its significant operations, including the operation where the error was discovered, to confirm that allowances are being estimated and accrued in accordance with established Company policies.

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

There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 6       Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	Letter Waiver to the Credit Agreement dated as of August 14, 2003, among the Company, Bank of America and other lenders is filed as an Exhibit to this Report.
10.2	Letter Agreement dated July 15, 2003 between the Company and Carol Wrenn is filed as an Exhibit to this Report.
10.3	Asset Purchase Agreement dated August 5, 1999 between the Company and Southern Cross Biotech Pty Limited et al is filed as an Exhibit to this Report.
10.4	Technology License and Option Agreement dated August 5, 1999 between the Company and Natinco N.V. et al is filed as an Exhibit to this Report.
10.5	Amendment No. 1 to the Credit Agreement dated as of December 16, 2002 between the Company and Bank of America and other lenders is filed as an Exhibit to this Report*.
10.6	Amendment No. 2 to the Credit Agreement dated as of April 3, 2003 between the Company and Bank of America and other lenders is filed as an Exhibit to this Report.
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report

*     Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(b)      Reports on Form 8-K

          On October 27,2003, the Company filed a report on Form 8-K reporting in Item 12 and attaching its press release reporting its third quarter financial results.

(b)       Reports on Form 8-K

          On October 27, 2003 the Company filed a report on Form 8-K reporting in Items 7 and 12 and attaching its press release reporting its third quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: November 14, 2003	/s/ Matthew T. Farrell Matthew T. Farrell Executive Vice President and Chief Financial Officer
Date: November 14, 2003	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller