Form 10-K/A
period 2002-12-31
ALPHARMA INC
filed 2004-02-27
CIK 730469

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act).

YES X	NO: ______

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

This Amended Annual Report is being filed to amend certain information in Part I, Item 1; Part II, Items 6, 7 and 8; Part III, Item 14; and Part IV of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Because the subsection "Risk Factors" of Part I, Item 1 is not being amended, it is not included in this Amended Annual Report. The Company is concurrently filing a Current Report on Form 8-K that provides Risk Factors as of a current date. Unless otherwise specified herein, this Report speaks as of the end of the period covered hereby.

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

PART I

Item 1. Business

Restatement of Financial Statements

The Company has restated its consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000, to reflect the results of operations for its French subsidiary, sold in 2003, as a discontinued operation and to adjust prior periods for a sales allowance adjustment that was initially recorded in total in the third quarter of 2003.

See Note 2B, 24 and 25 of the Consolidated Financial Statements for additional information.

As a result of the restatement to our financial statements, the Company will also be amending other SEC filings to reflect the restatement of our quarterly results.

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

In December 2002, the Company and the relevant lenders signed an amendment to the 2001 Credit Facility that includes covenant relief and permits certain strategic initiatives, including plant closures and asset write-downs, and the prepayment of certain debt under the 2001 Credit Facility without violating the covenants regarding "Consolidated EBITDA," the leverage, interest and fixed charge ratios, minimum net worth, asset sales, and prepayments of debt. The amendment permitted the Company to add back $25 million related to these initiatives to the Company's Consolidated EBITDA (an adjusted EBITDA measure defined in the 2001 Credit Facility) and to reduce the Company's net worth by the lesser of $75 million or the amount of these initiatives~~.~~.

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

In 2002, the Company's Human Pharmaceuticals business had sales of approximately $918.3 million and operating income of approximately $124.2 million.

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

In addition, in November 1998 and April 1999, in substantially smaller transactions, the Company acquired generic pharmaceutical product lines in Germany and France. The purchase prices paid by the Company for these acquisitions of German and French product lines were $13.3 million and $26.4 million, respectively. These amounts were paid in cash in November 1998 and April 1999, respectively. All of the products purchased in these transactions are manufactured under long-term contracts with third parties.

In June 1999, the Company acquired a market presence in the German generic market through the purchase of the Isis group of companies, (renamed Alpharma-ISIS GmbH & Co. KG) ("Alpharma-ISIS"), from Schwarz Pharma AG for a purchase price of approximately $153.0 million. Alpharma-ISIS has a substantial marketing organization but no manufacturing operations. All products are manufactured for Alpharma-ISIS by third parties, including a substantial number under a supply agreement with Schwarz Pharma that expires in 2008 (with annual renewal rights upon mutual agreement of the parties). Under the Company's agreement with Schwarz Pharma, the Company purchases products from Schwarz Pharma at a price based on an index, with no minimum purchases or payment requirements. The agreement provides that if the market price of a given product decreases by more than 30%, the price is subject to renegotiation. In the event of a force majeure relating to a product, the Company may purchase such product from other manufacturers. The Company's total purchases under the Schwarz Pharma agreement totaled $18.3 million in 2002. Approximately 75% of Alpharma-ISIS' sales are of cardiovascular products, the most important of which in terms of sales is the drug Pentalong.

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

In October 2003, subsequent to the period covered by this Report, the Company divested its French generic pharmaceutical business to Cadilia Healthcare Limited for approximately $5.5 million plus further payments of up to approximately $1 million, contingent upon receipt of marketing approvals from the French government for certain products in the approval process as of the date of the sale.

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

Competition. Most of the Company's international finished pharmaceutical products compete with one or more other products that contain the same active ingredient in a highly competitive, price sensitive market. The Company therefore competes on the basis of price, product range, service and brand. IG's principal competitors are Ratiopharm inc., Hexal AG, Merck KGaA, Teva Pharmaceutical Industries, Ltd. and Sandoz GmbH. In European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent-protected pharmaceuticals. Generics are gaining market share on a volume basis because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote the use of generic pharmaceuticals in lieu of more expensive branded formulations. The Company's international generic products also encounter competition from imports of identical products from lower priced markets under EU laws promoting free movement of goods. It is also encountering increased pressure from new entrants into the market, many of whom are from countries with a lower cost basis (such as China, India and countries in Eastern Europe), and therefore, are able to supply product at lower prices. The Company is considering moving production to, or sourcing products from suppliers in, lower cost territories to meet this competitive force. To remain competitive in the generic pharmaceutical market, it is also critical that scheduled product launches enter the market on time. Additionally, in certain EU jurisdictions such as the U.K. and Germany, maximum pricing legislation is resulting in lower prices and impacting the Company's ability to compete on the basis of price in such jurisdictions. In certain EU jurisdictions such as France, proposed legislation is under review which, if adopted, would introduce a system of reference pricing which may similarly put downward pressure on pricing of the Company's products and would have the effect of removing a significant number of the Company's products from eligibility for government reimbursement in these jurisdictions. (See "Government Regulation" and "Risk Factors".)

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

Product Lines. The Company's API business markets and sells approximately 10 APIs in 28 grades. APIs constitute the active substances in certain pharmaceuticals for the treatment of some skin, throat, intestinal and systemic infections. The Company is a leading producer of vancomycin as well as a producer of bacitracin and polymyxin; all of which are important pharmaceutical grade antibiotics. The Company's API business also manufactures other antibiotics such as amphotericin B parenteral grade and colistin for injectable use and use in specialized topical and surgical human applications.

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

Facilities. The Company manufactures its API products in its plants in Oslo, Norway, which also manufactures products for the Company's Animal Health business; Copenhagen, Denmark, which also manufactures finished products for IG; and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. To support the production of vancomycin, the Company substantially expanded its production capacity at its Copenhagen facility and acquired a facility in Budapest, Hungary in December 1998. An expansion of manufacturing processes and capacity at the Budapest facility is substantially complete. As of January, 2004, subsequent to the period covered by this Report, the expansion of the Budapest facility cost approximately $9.0 million and doubled the capacity of the facility for one product and established capacity for the production of three additional products in the facility. (See "Information Applicable to all Business Segments- Environmental Compliance" for a discussion of an administrative action related to the Budapest facility.) The Oslo and Copenhagen facilities have been classified as acceptable by the FDA as a manufacturer of certain sterile and non-sterile bulk antibiotics. Such FDA classification allows imports of these products into the U.S. market and by the health authorities of most European countries. The Company is continuing to expand its facility in Copenhagen to increase its capacity. As of January, 2004, subsequent to the period covered by this Report, the Company expects the expansion of the Copenhagen facility, which will increase the facility's capacity for vancomycin by approximately 60%, to be completed during the first quarter of 2004 and expects the total costs for this expansion to be approximately $16.7 million.

Competition. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a significant advantage in these antibiotic products. While the Company does not anticipate any immediate competitive effect as a result of its recent price increase on certain API products, competition might increase in the future as a result. The Company's API business' principal competitors are Eli Lilly and Company, Abbott Laboratories and Bristol-Myers Squibb Company.

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

Generic Prescription Pharmaceuticals. USHP has regulatory approvals, each of which permits USHP to manufacture and sell a given product, for approximately 130 generic prescription products with a total of approximately 176 dosage strengths. The prescription products consist of a broad line of specialty liquid products for approximately 12 different indications, including cough/cold, allergy and respiratory, a broad line of creams and ointments with a concentration on first aid medications, and a broad line of oral solid dose products with a concentration on modified release formulations in a variety of therapeutic categories including cardiovascular, anti-depressants, tranquilizers and analgesics. USHP's most successful generic drugs in 2002 were (i) diltiazem, the oral solid dose generic equivalent of Cardizem CD (indicated for the treatment of hypertension and chronic, stable angina), (ii) promethazine syrup, the liquid generic equivalent of Phenergan syrup (indicated for the treatment of seasonal or perennial rhinitis) and (iii) metformin HCI tablets, the oral solid dose generic equivalent of Glucophage (indicated as an adjunct to diet to lower blood glucose levels in Type 2 diabetics).

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

Branded Pharmaceutical Products. USHP's branded pharmaceuticals business, which was founded as a part of F.H. Faulding & Co. Limited in 1998, markets two specialty brand name pharmaceuticals. USHP's primary branded product is Kadian. a sustained release morphine product which USHP licenses from F.H. Faulding & Co. Limited (now a wholly-owned subsidiary of Mayne Nickless Limited) pursuant to a perpetual, royalty-free license. USHP also sells Serax brand capsules and tablets, an anti-anxiety product, for which the Company acquired the marketing and distribution rights from a third party in November 1999. The U.S. Branded Pharmaceuticals business has a sales force of approximately 100 people, which number, as of January, 2004, subsequent to the period covered by this Report, is in the process of being expanded to approximately 140. USHP focuses its sales and marketing efforts on the medical specialists who are likely to be the most active writers of prescriptions for its products. In addition to its sales and marketing efforts the Company continues to seek product development and co-promotion opportunities with other pharmaceutical companies to enhance its product portfolio and to expand the scope of its efforts. However, no assurances can be given that such partnerships will be successfully created.

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

Facilities. USHP maintains and operates three manufacturing facilities, with a fourth facility expected to be operational during 2003, two research and development centers, four telemarketing facilities and two automated central distribution centers. USHP's largest manufacturing facility is located in Baltimore, Maryland and is dedicated solely to the manufacture of liquid and nasal spray pharmaceuticals. (See "Government Regulation - Facility Compliance".) The Company's facility in Lincolnton, North Carolina manufactures creams, ointments and suppositories. As a result of the Faulding acquisition, the Company acquired Purepac's oral solid dose facility in Elizabeth, New Jersey, which manufactures tablets and capsules, and a new facility in Piscataway, New Jersey. As of January, 2004, subsequent to the period covered by this Report, the Company's plans to use the facility in Piscataway, New Jersey, have been delayed the Company. Company is utilizing the warehouse for inventory distribution and raw materials receiving. (See "Government Regulation - Facility Compliance"). The Company operates a distribution facility in Columbia, Maryland and closed a similar facility in Memphis, Tennessee.

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

USHP's principal competitors are Mylan Laboratories Inc., Teva Pharmaceutical Industries, Inc., Watson Pharmaceuticals, Inc., Morton Grove Pharmaceuticals, Inc. and Taro Pharmaceutical Industries Ltd.

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

Animal Health ("AH")

The Company believes that its Animal Health business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") for food producing animals including poultry, cattle, swine and farmed fish. For the year ended December 31, 2002, AH had product sales of approximately $321.9 million and a operating loss of approximately $120.9 million.

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

Approval also must be granted in the U.S. for the use of a pharmaceutical product in combination with other pharmaceuticals. Such combination approval generally requires the cooperation of other manufacturers to consent to authorize the Company to refer to such manufacturer's NADA in its regulatory submissions. This consent is necessary to obtain approval from the FDA for more than one pharmaceutical product to be included in a given formulation of animal feed at the same time. To date, the Company has been successful in obtaining the cooperation of third parties to seek combination approval for many of its products. Generally, the Company does not enter into written agreements with other manufacturers and does not pay any money to other manufacturers to obtain such consent. These combination clearances significantly extend the reach and potential market share of the Company's products and provide a considerable competitive advantage. Presently, the Company has sponsored a total of approximately 85 combination approvals in the U.S.

Acquisitions. In 1999, the Company purchased the assets of I.D. Russell Company Laboratories, a manufacturer of a line of soluble antibiotics and vitamins, for approximately $22.0 million. In addition, the Company made a payment to I.D. Russell Company Laboratories of $2.0 million in April 2002 upon receiving a license for one product.

In 1999, the Company acquired exclusive marketing rights to Reporcin, a performance and meat quality improvement product for injectable use in swine, from Natinco N.V. pursuant to a technology license and option agreement for approximately $14.1 million. In addition, through December 31, 2002, the Company has paid approximately $13.6 million for licenses related to Reporcin. Sales of Reporcin are ongoing in some countries, including Mexico and Brazil, which have substantial swine populations. However, the full realization of the potential for Reporcin is dependent upon market acceptance in those two countries and governmental license approvals and market acceptance in numerous other countries, including the U.S. The agreement requires payments as additional regulatory approvals for the product are obtained in certain markets or payment of a liquidated damages fee for not pursuing licenses in such countries equal to 10% of the product license payment that would otherwise have become due upon receipt of the product license. As of December 31, 2002, total additional payments of approximately $35.0 million are required over the next four years if all seven possible country approvals are received. Under the terms of the agreement, the Company was required to complete an FDA approved production facility for Reporcin. To meet this requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June 2000 and began preparing the facility for production of Reporcin. Due to a reassessment of the Company's approach to the U.S. market for Reporcin, the facility, on which the Company has expended $12 million, has not been completed and with Natinco's consent, the Company has announced its intention to sell this facility in 2003. Additionally, due to excess inventory of Reporcin, the Company has decided to cease manufacturing at its Parkville, Australia facility. In the third quarter of 2002, the Company determined that certain tangible and intangible assets related to Reporcin were impaired and recorded a pre-tax charge of $37.1 million. As part of its reassessment, the Company intends to investigate third-party manufacturing opportunities for the U.S. market and to continue to pursue regulatory approval for Reporcin in the U.S.

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

Competition. The Company competes in this highly competitive, price sensitive business on the basis of price, brand name and customer service. Some of the Company's competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. AH's principal competitors are Eli Lilly and Company, Phibro Animal Health Corporation, Akzo Nobel N.V. and Novartis AG. Due to the Company's strong market position in feed additives and its experience in obtaining requisite FDA approvals for combination therapies, the Company believes it enjoys a competitive advantage in commercializing FDA-approved combination medicated animal feed additives. However, no assurances can be given that third parties will continue to cooperate in seeking combination approval for the Company's products, and the Company expects new entrants in the generic medicated animal feed additive market in 2003.

Geographic Markets. The Company sells a major portion of its animal health products in the U.S. With the addition of the Roche MFA business, AH has expanded its international presence. The Company sells its aquatic animal health products in Norway, the United Kingdom, U.S., Chile and other international markets.

Sales and Distribution. The Company's animal health products in the U.S., Europe, Canada, Mexico, Brazil, Australia and other selected markets are sold through a staff of 141 technically trained sales and service employees, many of whom are veterinarians and nutritionists. The Company has sales offices in the U.S., Canada, Mexico, Chile, Argentina, Thailand, China, Brazil, France, Belgium, the United Kingdom and Australia. In the remainder of the world, AH's products are sold primarily through the use of distributors and sales companies. In January 1999, the Company combined its wholly-owned U.S. distribution company with two similar third party distribution businesses to form a joint venture 50% owned by the Company. In January 2004, subsequent to the period covered by this Report, the 50% of this joint venture owned by third parties was purchased by the Company. This entity is a regional distributor of animal health products in the Central Southwest and Eastern regions of the U.S. The Company sells its aquatic animal health products through its own technically-trained sales staff in Norway, the United Kingdom and Chile and through distributors in other markets.

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

Generally, research and development activities are conducted on a business segment basis. Accordingly, with the integration of the Company's three business segments into two segments, which was completed subsequent to the period covered by this Report, research and development is now conducted on a two segment basis. The Company conducts its technical product development activities at its facilities in Oslo, Norway; Baltimore, Maryland; Willow Island, West Virginia; Chicago Heights, Illinois and Elizabeth, New Jersey, as well as through independent research facilities in the U.S. and Europe. The Copenhagen facility is used for API research and development. The Company closed its finished product research and development operations in Copenhagen, Denmark in 2001. The Company has also closed its facility in Wrightstown, New Jersey during 2003, subsequent to the period covered by this Report.

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

New Product Pipeline

The Company believes it has an attractive pipeline of new products that it plans to introduce over the next several years. One of the most potentially significant of these products is USHP's generic form of gabapentin. Gabapentin is a generic version of Neurontin, a drug indicated for the treatment of epilepsy, which had 2002 brand sales of over $2.0 billion. In January 2003, the Company received confirmation from the FDA that Purepac was the first generic manufacturer to file a paragraph IV certification challenging the patents protecting Neurontin capsules. As the first entity to file a paragraph IV certification with respect to the primary continuing gabapentin patents, the Company is in a position to benefit from generic market exclusivity for up to six months. Exclusivity is subject to receipt of all required FDA approvals and any commercial sale of the product prior to the satisfactory resolution of the brand company's litigation challenge would result in a risk of patent infringement damages. The Company may not, in all circumstances, be able to control the commencement of the exclusivity period and therefore can give no assurance that it will benefit from being the first to file the paragraph IV certification. If the Company gains this exclusivity, based upon the results of similar generic product launches in the past, the Company believes it can reasonably expect a significant initial market share (as much as 25-50% of the brand market on a volume basis) and such initial sales should also assist the Company in retaining a smaller, but leading, market share after the exclusivity period. However, the Company cannot assure that it will attain these results. (See "Risk Factors" and "Legal Proceedings - Gabapentin".)

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

The European Union and five non-EU countries have banned the use of four antibiotics to promote growth in food producing animals effective July 1, 1999, and will extend this ban to the remaining approved growth promoting antibiotics by 2006. While three of these products were not manufactured or sold by us, bacitracin zinc, a feed antibiotic growth promoter for livestock and poultry which is manufactured by us, is included in the ban. The Company's attempt to reverse or limit the EU ban that affects the Company's Albac product, was not successful. Similar actions to ban or severely restrict the use in animals of antibiotics have been taken by EU trading partners or are being contemplated. (See "Risk Factors".)

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

The Company is subject to continual review and periodic inspection by the FDA. During 2001 and 2002, the Company received substantial notices of inspection observations ("483 Reports") from the FDA for its USHP facility in Baltimore. With respect to its USHP facility in Elizabeth, the Company received a warning letter from the FDA during 2001 and two 483 Reports from the FDA during 2003. The Company believes that the issues raised in the warning letter were adequately addressed as no further comments were received from the FDA in a follow-up inspection. The 483 Report listed alleged deviations from cGMP requirements.

As of January, 2004, subsequent to the period covered by this Report, the Company estimates that the 2004 cost of addressing the deviations listed in those 483 Reports at Baltimore and Elizabeth will be approximately $8 million for outside consultants and related costs. In addition, the Company has expanded its ongoing quality assurance costs, including adding related personnel. (See "Risk Factors" and "Legal Proceedings".) The Company has received 483 Reports from time to time in the past for other plants, all of which the Company believes it has adequately addressed.

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

Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payors like insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. As a part of this effort the federal government and several states have commenced administrative or court actions challenging the pricing practices of certain named drug manufacturers. As of January, 2004, subsequent to the period covered by this Report, the Company is a party to one such action brought on behalf of a state government and has been notified that several other states are investigating the Company with respect to this issue. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have on it.

Medicaid legislation requires all pharmaceutical manufacturers to rebate state governments a percentage of the average manufacturer's selling price based on sales of outpatient drug products reimbursed under state Medicaid programs. The required rebate rate for manufacturers of generic products is currently 11% of the weighted average selling price for each product at the unit level.

In many countries in which the Company does business, other than the U.S., the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. A review of proposed legislative changes to the U.K. generic pharmaceutical market is currently ongoing and as part of the review an interim maximum pricing legislation for the sale of generic pharmaceuticals in the U.K. has been introduced. In Germany, new legislation was introduced in January 2002 which re-adjusted the existing fixed price system, requiring price reductions for certain human generic pharmaceutical products including a large number of the Company's products. Additionally, while the new German law does permit pharmacist substitution of generics for certain branded drugs, there are several exceptions to this law that, in the Company's view, will make it less than fully effective in requiring such substitution on a broad basis. During 2003, subsequent to the period covered by this Report, Germany adopted legislation which will have the effect of reducing the reimbursement level for many of the Company's products commencing in 2004. (See the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

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

Environmental Compliance

The Company believes that it is substantially in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. The Company is presently engaged in administrative proceedings with respect to soil and aquifer contamination at its Budapest plant. The Company is subject to state administration orders relating to air and waste discharge issues at its Lowell, Arkansas plant. The ongoing cost of these administrative orders and the Budapest proceeding are not expected to be material.

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

Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made in the next twelve months as of January, 2004. However, the Company is currently implementing an integrated environmental health and safety management system across most of its operations, and we may incur significant expenses, including potential fines or penalties, if we discover environmental conditions or past non-compliance at our facilities. In addition, the discovery of previously unknown contamination or the imposition of new clean-up requirements at sites at which we are currently undertaking environmental remediation could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

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

This Report contains further revisions of the Company's financial statements related to the accrual of product discounts in the Netherlands and the treatment of the Company's former French human pharmaceutical business as a discontinued operation.

Employees

As of December 31, 2002, the Company had approximately 4,700 employees, comprising of approximately 2,050 in the U.S. and 2,650 outside of the U.S. The Company considers its relationship with its employees to be good. Three U.S. plants are subject to collective bargaining agreements and four of the Company's major European facilities have works councils and are subject to national labor agreements. The Company believes its relations with all of these employee units are satisfactory. Two collective bargaining agreements relating to AH employees at the Willow Island facility expired in the first half of 2003 and were renegotiated without any interruption in employment on terms that the Company believes to by fully satisfactory.

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

Statement of Operations Data (7)
		Years Ended December 31,
	2002(6)	2001(5)	2000(4)		1999(2)	1998(1)

Total revenue	$1,230,762	$969,286	$892,977		$709,553	$599,547
Cost of sales	705,174	591,093	497,300		384,886	349,367
Gross profit	525,588	378,193	395,677		324,667	250,180
Operating expenses	549,799	352,213	271,037		241,316	188,264
Operating income (loss)	(24,211)	25,980	124,640		83,351	61,916
Interest expense	(76,212)	(51,482)	(47,245)		(40,790)	(26,853)
Other income (expense), net	(55,859)	(11,634)	(1,367)		3,093	840
Income (loss) from continuing operations before income taxes	(156,282)	(37,136)	76,028		45,654	35,903
Provision (benefit) for income taxes	(62,715)	(543)	19,975		15,727	13,600
Net income (loss) from continuing operations	(93,567)	(36,593)	56,053		29,927	22,303
Loss on discontinued operations	(6,094)	(1,109)	(1,188)		(330)	-
Net income (loss)	$(99,661)	$(37,702)	$54,865		$29,597	$22,303
Average number of shares outstanding: Diluted	49,814	40,880	47,479	(3)	28,104	26,279
Earnings (loss) per diluted common shares:
Income (loss) from continuing operations	$(1.88)	$(0.89)	$1.50		$1.06	$0.85
(Loss) from discontinued operations	$(0.12)	$(0.03)	$(0.03)		$(0.01)	$ -
Net income (loss)	$(2.00)	$(0.92)	$1.47		$1.05	$0.85
Dividend per common share	$ 0.18	$ 0.18	$0.18		$0.18	$0.18

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

  Includes charges related to the Faulding acquisition of $5,357, de-leveraging activities of $51,137, charges for reorganization, refocus and other actions of $51,956, and impairment charges of $116,598. Impairment charges include $7,008 related to discontinued operations. Total charges were approximately $2.90 per share.

  All periods as restated for discontinued operations and sales allowance reserves recorded in the Netherlands. (See Note 2B to the Consolidated Financial Statements.)

Balance Sheet Data
	As of December 31,
	2002	2001(4)	2000(3)	1999(2)	1998(1)

Current assets	$671,429	$662,521	$600,418	$373,462	$335,484
Non-current assets	1,625,495	1,727,487	1,010,017	778,394	573,452
Total assets	$2,296,924	$2,390,008	$1,610,435	$1,151,856	$908,936

Current liabilities *	$378,601	$345,015	$208,639	$166,038	$172,189
Long-term debt, less current maturities	847,266	1,030,254	504,445	591,784	429,034
Deferred taxes and other non-current liabilities	69,214	124,983	51,665	52,273	42,186
Stockholders' equity *	1,001,843	889,756	845,686	341,761	265,527

Total liabilities and equity	$2,296,924	$2,390,008	$1,610,435	$1,151,856	$908,936

* Current liabilities and stockholders' equity have been revised. (See Note 2B to the Consolidated Financial Statements.)

  Includes accounts from date of acquisition of Cox Pharmaceuticals (May 1998).
  Includes accounts from date of acquisition for all 1999 acquisitions.
  Includes accounts from date of acquisition of Roche MFA (May 2000).
  Includes accounts from date of acquisition of Faulding Oral Pharmaceuticals Business (December 2001).

Item 7.   Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

The following information has been amended to reflect the restatements made to the Consolidated Financial Statements as further discussed in Note 2B, "Financial Statement Restatement." This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties.

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

•   In 2002, the Company incurred pre-tax charges and write-downs of $221.6 million including significant charges and expenses related to the required acquisition accounting for OPB (pre-tax $5.4 million), de-leveraging activities (pre-tax $52.9 million), severance charges and asset write-downs related to reorganization and refocus of the organization (pre-tax $53.4 million) and the impairment of assets and goodwill, (pre-tax $115.1 million) primarily in the Animal Health segment. (See "Identified Transactions, 2002".)

•   In 2001, the Company incurred pre-tax charges and write-downs of $83.8 million, including charges and expenses related to the acquisition and financing of OPB (pre-tax $61.9 million) de-leveraging activities (pre-tax of $8.9 million) the combination of OPB and USPD to form USHP, the combination of IPD and FCD to form HPI, management actions in the Animal Health segment and other unusual items (together, pre-tax $13.0 million). (See "Identified Transactions, 2001".)

2002

•      In March, the Company prepaid $35.0 million of senior debt and recorded a charge for early extinguishment of debt (pre-tax $.7 million ). In addition, the Company issued 6.7 million new shares in exchange for $110 million of outstanding convertible notes and recorded a non-cash expense of $48.0 million pretax and $29.3 million after tax ($.60 per share).

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

•      In addition, the amendment reduced the revolving credit commitment by $150.0 million. The Company repaid term debt of $50.0 million in the fourth quarter which resulted in a charge of $1.0 million pre-tax ($.01 per share). The reduction and repayment resulted in a write-off of deferred debt expense of $3.2 million ($.04 per share).

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

•      In December, the Company exchanged $34.1 million of outstanding subordinated debentures into approximately 1.5 million shares of Class A common stock and recorded a non-cash expense of $7.4 million. Additionally, the Company repaid term loans of $65.0 million and recorded a charge for early extinguishment of debt of $1.5 million.

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

Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for $6.0 million. The net loss for this subsidiary for the years 2002, 2001 and 2000 are reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in 2002 results is an impairment of intangible assets of $7.0 million.

     The following table details selected financial information for the French subsidiary included within discontinued operations:

($ in millions)
Statement of Operations:	Years Ended December 31,
	2002	2001	2000
Revenues	$5.9	$6.0	$6.8
(Loss) from operations	$(8.1)	$(1.3)	$(1.3)
Pretax (loss)	$(8.1)	$(1.3)	$(1.3)
Provision (benefit) for taxes	$(2.0)	$(.2)	$(.1)
(Loss) from discontinued operations	$(6.1)	$(1.1)	$(1.2)

Balance Sheet	December 31,
	2002	2001	2000
Current assets	$2.8	$2.5	$3.0
Non-current assets	$6.7	$11.2	$12.5
Current liabilities	$1.2	$1.3	$1.7
Deferred taxes and other	$1.7	$3.2	$3.6

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

     Total revenue increased $261 million (27.0%) to $1,230.8 million in the year ended December 31, 2002 compared to 2001 due primarily to the OPB acquisition, which increased revenue by $261.2 million (26.9%). The Company reported an operating loss of ($24.2) million compared to operating income of $26.0 million in 2001 due primarily to asset impairment and other charges of $155.1 million, offset by net increases in operating income from operations and various other factors described in operating income (loss) below. The Company recorded a net loss of $99.7 million ($2.00 per share) in 2002 compared to a net loss of $37.7 million ($.92 per share) in 2001. Net losses in 2002 and 2001 also include significant charges for exchanges of common stock for debt and other debt reductions.

     A summary and analysis of operating revenues by segment is as follows:

Revenues (in millions)	2002	2001	Inc. (Dec.)%

IG	$319.6	$257.2	$62.4	24.3%
API	83.6	74.4	9.2	12.4%
USHP	507.9	306.4	201.5	65.7%
Total	911.1	638.0	273.1	42.8%
AH	321.9	335.3	(13.4)	(4.0%)
Unallocated	(2.2)	(4.0)	1.8	--
	$1,230.8	$969.3	$261.5	27.0%

Revenues

     Revenues in IG increased 11.5%, excluding both $17.4 million increase due to translation of currencies into the U.S. dollar and $15.3 million due to the inclusion of OPB China. The organic growth in IG revenues resulted from volume increases, (approximately 23% in total), in the UK and other markets for base and new products (including Omeprazole in the UK) offset partially by price declines, (approximately 11% in total), primarily in the UK. Pricing in the UK is below 2001 levels and remains highly competitive. In 2002, legislation was adopted in Germany which also had the effect of lowering pricing.

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

Gross Profit

     On a company-wide basis, gross profit increased $147.4 million, and as a percentage of sales, overall gross profit was 42.7% in 2002, compared to 39.0% in 2001. The increase in gross profit reflects increases for the inclusion of OPB and volume increases in IG's UK business being offset partially by lower pricing in IG, and volume declines in the liquids business of USHP. USHP gross margins were negatively impacted by the production slowdowns related to the first quarter 2002 product recalls and other remedial actions in response to the FDA inspection at its Baltimore plant.

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

Selling, General and Administrative Expense ("SGA")

     On a consolidated basis, SGA expense increased $72.1 million and approximately $90.4 million excluding the effect of goodwill amortization. The increase is primarily attributable to the inclusion of OPB operations, increased expenses related to the implementation of a company wide Enterprise Resource Planning system (a "ERP system") (primarily included in unallocated), increased personnel costs including accruals for incentive compensation in 2002 and higher insurance costs.

Research and Development Expense ("R&D")

     On a consolidated basis, R&D expense increased $18.1 million. The increase is primarily attributable to the inclusion of OPB operations.

Asset Impairments and Other

     Asset impairments and other were $155.1 million in 2002 as compared to $10.1 million in 2001, and are described in "Identified Transactions, 2002 and 2001".

Purchased in-Process R&D

     In connection with the 2001 purchase of the OPB, the Company expensed $37.7 million of in-process R&D.

Operating Income (Loss)

     Operating income decreased by $50.2 million and resulted in a loss in 2002 of $24.2 million. Comparison of 2002 to 2001 is complicated by the cessation of amortization for goodwill in 2002, the financial statement revision and identified transactions in both years. (See "Identified Transactions, 2002" and "Identified Transactions, 2001".) The following represents a bridge between 2001 and 2002. The Company believes the change in operating income can be approximated as follows:

(in millions)
	IG	API	USHP	AH	Unallocated	Total

2001	$12.0	$32.2	$(18.9)	$23.6	$(22.9)	$26.0

Adjustment for goodwill amortization	11.7	..1	2.4	4.1	--	18.3

2001 identified transactions
Cost of Sales	---	---	1.7	8.7	--	10.4
Asset Impairments and SGA	3.4	.8	4.9	1.0	3.3	13.4
In-Process R&D	----	---	37.7	---	---	37.7

2002 identified transactions
Cost of Sales	---	---	(5.4)	(6.4)	---	(11.8)
Asset Impairment and other	(8.1)	(.1)	---	(145.7)	(1.2)	(155.1)

2001 financial statement revision	--	--	--	(22.9)	--	(22.9)

Net margin improvement (decrease) due to volume, price, new products, acquisition and expenses	6.8	5.9	43.9	16.7	(13.5)	59.8

2002	$25.8	$38.9	$66.3	$(120.9)	$(34.3)	$(24.2)

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

Interest Expense

     Interest expense was $76.2 million in 2002 compared to $51.5 million in 2001. The increase results from debt incurred to finance the OPB acquisition which was partially offset by debt paydowns from free cash flow, lower interest rates in 2002 and reduced interest expenses on convertible notes which were exchanged for common stock in March 2002.

Other Income (Expense), Net (in millions)

	2002	2001
Other income (expense), net:
Interest Income	$1.4	$3.5
Foreign exchange losses, net	(5.3)	(3.4)
Litigation/insurance settlements	.5	2.1
Income from joint venture carried at equity	1.0	.8
Expense for conversion of convertible notes, early extinguishment of debt and reduction of line of credit	(52.9)	(11.1)
Investment write-off	---	(2.5)
Other, net	(.6)	(1.0)
	$(55.9)	$(11.6)

Provision (Benefit) For Income Taxes

     The provision (benefit) for income taxes in 2002 as a percentage of pre-tax income was approximately (40.1%) as compared to (1.5%) in 2001. The major component in 2001 which reduced the effective benefit was reduced as a result of the non-deductible write-off of in-process R&D of $37.7 million recorded in the OPB acquisition. Footnote 14 to the financial statements presents an analysis of the effective tax rate.

Identified Transactions, 2002

     The following is a summary of the identified transactions for 2002 which have affected the results of the Company. By identifying the transactions, the Company is attempting to facilitate an understanding of its results. The majority of the transaction types have happened in the past two years and could recur in the next two years. The following table summarizes the identified transactions:

2002 Identified Transactions
(in millions)
	HPI	USHP	AH	Corporate and Other	Total

Cost of sales	$ --	$(5.4)	$(6.4)	$ --	$(11.8)
Asset impairments and other	(8.1)	--	(145.7)	(1.3)	(155.1)
Other income (expense), net	--	--	--	(52.9)	(52.9)

     A discussion of the identified transactions follows:

     HPI, primarily within the IG segment, incurred asset impairment and other charges of approximately $8.1 million consisting of severance charges of approximately $1.7 million and impairment losses of $6.4 million relating to product lines in Germany which, as part of the 2003 plan process, were determined to be impaired and were written down.

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

     Corporate includes severance charges for management reorganization of $1.3 million, $51.1 million of charges related to the exchange of convertible debt in the first quarter of 2002, ($48.0 million), write-off of deferred loan costs due to the reduction of the credit line by $150 million ($3.2 million), and charges resulting from the early extinguishment of debt of $1.8 million.

Results of Operations 2001 vs. 2000 (all earnings per share amounts are diluted)

     For the year ended December 31, 2001, revenue was $969.3 million, an increase of $76.3 million (8.5%) compared to 2000. Operating income was $26.0 million, a decrease of $98.7 million, compared to 2000. The Company recorded a net loss of $37.7 million ($.92 per share) compared to net income of $54.9 million ($1.48 per share). 2001 results include charges and expenses related to the acquisition and financing of the OPB, the repayment of a previous credit agreement, the combination of OPB and USPD to form USHP, the combination of IG and API to form HPI, management actions in the Animal Health segment and other unusual items.
Revenues (in millions)
	2001	2000	Inc. (Dec.)%

IG	$257.2	$301.5	$(44.3)	(14.7%)
API	74.4	62.7	11.7	18.7%
USHP	306.4	233.0	73.4	31.5%
Total	638.0	597.2	40.8	6.8%
AH	335.3	300.9	34.4	11.4%

Unallocated	(4.0)	(5.1)	1.1
Total	$969.3	$893.0	$76.3	8.5%

Revenues

     Revenues in IG decreased $44.3 million (14.7%) due to lower volume in many of our markets including Germany and the U.K., lower pricing primarily in the UK and Germany and the effects of translation of currencies into the US dollar. The UK market in 2000 had higher prices due to market conditions. These favorable market conditions did not exist in 2001 due to interim market pricing legislation adopted in August of 2000 that had the effect of lowering pricing. In addition, UK competition has increased primarily on higher margin products which has also lowered prices and margins. The interim price regulations are presently being reviewed. The Company cannot predict what effect, if any, the present government review of pricing and other aspects of the generic drug market will have on future UK pricing or market conditions.

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

Gross Profit

     On a Company-wide basis gross profit declined $17.5 million. Gross margin in 2001 is reduced by the $1.8 million write-off of inventory related to the purchase of OPB and $8.7 million for the disposal of Optibreed inventory in AH. As a percentage of sales, gross profit in 2001 as reported was 39.0%, compared to 44.3% in 2000. The reduction in gross margin represents lower pricing, lower volume and related production inefficiencies as well as F/X effects in IPD offset partially by increases in USPD and FCD due to volume and relatively flat gross profits in AHD. USPD gross profits were negatively impacted by two product recalls which lowered gross profit by approximately $10.0 million in 2001. AHD gross profits were negatively effected in 2000 by the $1.0 million write-up and subsequent write-off of MFA manufactured inventory.

Operating Expenses

     Operating expenses were 36.3% of revenues in 2001 compared to 30.4% of revenues in 2000. The increase in amount of $81.2 million is primarily attributable to $51.1 million of identified transactions and the MFA and OPB acquisitions.

Operating Income

     Operating income in 2001 decreased by $98.7 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
	(in millions)
2000 Operating income	$42.0	$25.5	$26.4	$49.1	$(18.4)	$124.6
2001 Identified transactions
Cost of Sales	---	---	(1.7)	(8.7)	---	(10.4)
Asset Impairments and other	(3.4)	(.8)	(4.9)	(1.0)	(3.3)	(13.4)
In-Process R&D	---	---	(37.7)	---	---	(37.7)

Net margin improvement (decrease) due to volume, new products, acquisitions, and price	(25.8)	7.0	16.7	2.5	--	0.4
(Increase) in operating expenses, net	--	--	(6.9)	(18.5)	(1.2)	(26.6)
Product recalls	--	--	(10.8)	--	--	(10.8)
Translation and other	(0.8)	0.5	--	0.2	--	(0.1)
2001 Operating Income (loss)	$ 12.0	$ 32.2	$(18.9)	$ 23.6	$ (22.9)	$ 26.0

Interest Expense

     Interest expense was $51.5 million in 2001 compared to $47.2 million in 2000. Interest expense in 2000 results from debt incurred to finance acquisitions in 2000 and 1999 (primarily MFA and IPD acquisitions) which was partially repaid with proceeds from equity offerings in May and August 2000. The Company began 2001 with $525.1 million of debt and ended 2001 with debt of $1,060.6 million. The increased debt was incurred primarily to fund the OPB acquisition.

Other income (expense), net

     Other income (expense), net was $(11.6) million in 2001 compared to $(1.4) million in 2000 and includes the following items:
	2001	2000
Other income (expense), net:	(in millions)
Interest income	$ 3.5	$ 4.1
Foreign exchange losses, net	(3.4)	(2.4)
Fees for temporary MFA acquisition financing	---	(4.7)
Litigation/insurance settlements	2.1	.5
Income from joint venture carried at equity	.9	1.6
Expense for conversion of convertible notes and early extinguishment of debt	(11.1)	--
Write-downs of investments	(2.5)	--
Other, net	(1.1)	(.5)
	$(11.6)	$(1.4)

     In 2001, in accordance with GAAP the Company recorded a charge due to the early extinguishment of debt. The Company repaid all debt remaining on the 1999 Credit Facility and $65.0 million of term debt resulting in a pre-tax loss of $3.7 million and after tax loss of $2.2 million ($.05 per share).

Provision (Benefit) For Income Taxes

     The tax benefit in 2001 was (1.5%) on a pretax loss of $37.1 million due mainly to the non-deductibility of a $37.7 million in-process research and development charge related to the OPB acquisition.

Identified Transactions, 2001

     The following is a summary of the identified transactions for 2001, which affected the results of the Company. The summary has been prepared to facilitate understanding of these results. The majority of transaction types have occurred in the past two years and could occur in future years.

Year 2001 versus 2000
	2001 Identified Transactions (in millions)
	OPB Acquisition	De- leveraging	Reorganiza-tion/Refocus & Other	Total

Cost of sales	$ 1.7	$ --	$ 8.7	$ 10.4
Selling, general & admin.	9.5	--	3.9	13.4
In-Process R&D	37.7	--	--	37.7
Interest expense	(8.4)	--	--	(8.4)
Other income (expense), net	(4.5)	(8.9)	(0.4)	(13.8)

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

     The new financing required for the OPB resulted in the repayment and termination of the 1999 Credit Facility. The write-off of the bank fees related to the early extinguishment of debt of $2.2 million are also included with the identified transactions.

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

     In December 2001, the Company exchanged $34.1 million of 5.75% subordinated debentures for approximately 1.5 million shares of Class A common stock and recorded a non-cash expense of $7.4 million. Additionally, in December 2001, the Company repaid term loans of $65.0 million and recorded a charge for early extinguishment of debt of $1.5 million. The sum of these 2001 de-leveraging activities resulted in a loss of approximately $6.8 million ($.17 per share).

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

Liquidity and Capital Resources

     At December 31, 2002, stockholders' equity was $1,001.8 million compared to $889.8 million and $845.7 million at December 31, 2001, and 2000, respectively. The ratio of long-term debt to equity was .85:1, 1.16:1 and .60:1 at December 31, 2002, 2001 and 2000, respectively. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible notes to equity and miscellaneous equity issuances totaling $142.7 million and $78.3 million of other comprehensive income primarily due a positive currency translation adjustment reflecting the weakening in 2002 of the U.S. dollar, offset by a net loss of $99.7 million, and dividends of $9.2 million. The increase in stockholders' equity in 2001 represents equity issuances primarily due to exchanges of convertible debentures for common stock offset by the 2001 net loss and a negative currency translation adjustment. The increase in stockholders' equity in 2000 primarily reflects the issuance of common stock in 2000 resulting from the $472.8 million equity offerings and net income partially offset by the currency translation adjustment. In 2000, senior debt was paid down with a portion of the proceeds from the equity offerings. In 2001, long-term debt increased to finance the OPB acquisition. In 2002, the Company reduced long-term debt by approximately $181.0 million due to exchange of convertible debentures for equity and repayment of $86.0 million of long term debt.

     Working capital at December 31, 2002, was $292.8 million compared to $317.5 million and $391.8 million at December 31, 2001 and 2000, respectively. Working capital is defined as current assets less current liabilities. The current ratio was 1.77:1 at December 31, 2002 compared to 1.92:1 and 2.88:1 at December 31, 2001 and 2000, respectively.

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

     At December 31, 2002, the Company had $23.9 million in cash and available short-term lines of credit of approximately $12.9 million and $99.0 million available under its 2001 Credit Facility.

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

     At December 31, 2002, the Company's contractual cash obligations (in millions) can be summarized as follows:
Contractual Cash Commitments	Total	Less than 1Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long Term Debt
Senior and other	$700.5	$28.5	$56.6	$90.2	$525.2
Convertible subordinated*	175.4	--	34.2	141.2	--
Operating leases	45.8	10.7	15.1	8.3	11.7
Total contractual cash commitments	$ 921.7	$ 39.2	$ 105.9	$ 239.7	$ 536.9

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

     Subsequent to the date of this report, as part of the audit of the financial statements for the year ended December 31, 2003, the Company's auditors communicated to the Company's management and Audit Committee two reportable conditions in the internal controls of the USHP division that, when viewed collectively, constitute a material weakness in the Company's internal controls. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     The reportable conditions noted were (i) inadequate staffing and supervision at the USHP division, leading to the untimely identification and resolution of certain accounting matters; and (ii) failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances at the USHP division.

     The Company has addressed the reportable conditions by (i) enhancing its overall control environment through extensive changes in USHP leadership, including the appointment of a new President and a new CFO in June 2003 and appointing a new VP of Supply Chain and business segment leaders in January 2004; (ii) reorganizing USHP finance and recruiting additional finance personnel; (iii) establishing a new position: Director, Internal Controls and Compliance responsible for monitoring internal controls in the USHP division; (iv) completing a review of significant balance sheet accounts; and (v) continuously assessing risks via newly established business and financial review processes within the USHP division.

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

3.2     Amended and Restated By-Laws of the Company, effective as of January 31, 2002, was filed as an Exhibit to the Company's March 31, 2002 quarterly report on Form 10-Q and is incorporated by reference.

4.1      Reference is made to Article Fourth of the Amended and Restated Certificate of Incorporation of the Company which is referenced as Exhibit 3.1 to this Report.*

4.2      Notes Purchase Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated December 12, 2001 was filed as Exhibit 4.2 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

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

10.1      Credit Agreement dated as of October 5, 2001 between the Company and Bank of America N.A. and other Lenders was filed as Exhibit 10.0 to the Company's September 30, 2001 quarterly report on Form 10-Q and is incorporated by reference.

10.2      Subsidiary Guaranty made by certain of the Company's subsidiaries in favor of Bank of America N.A., as Administrative Agent dated December 26, 2001 was filed as Exhibit 10.2a to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.3 Amendment No. 1 to the Credit Agreement dated as of December 16, 2002 between the Company and Bank of America and other lenders is filed as an Exhibit to this Report.*

10.4     Employment Agreement between the Company and Michael J. Nestor dated September 17, 2001, was filed as Exhibit 10.3 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

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

10.11 Termination Agreement between the Company and Bruce Andrews dated March 28, 2002 was filed as Exhibit 10.1 to the Company's March 31, 2002 quarterly report on Form 10-Q and is incorporated by reference.

10.12 Employment Contract between the Company and Matthew Farrell dated April 12, 2002 was filed as Exhibit 10.2 to the Company's March 31, 2002 quarterly report on Form 10-Q and is incorporated by reference.

10.13 Separation Agreement between the Company and Jeffrey E. Smith, effective June 12, 2002 was filed as Exhibit 10.1 to the Company's June 30, 2002 quarterly report on Form 10-Q and is incorporated by reference.

10.14 Employment Contract between the Company and Michael J. Valentino dated October 21, 2002 was filed as Exhibit 10.1 to the Company's September 30, 2002 quarterly report on Form 10-Q and is incorporated by reference.

10.15 Separation Agreement between the Company and Michael J. Valentino dated February 10, 2003 is filed as an Exhibit to this Report.*

10.16 Employment contract between the Company and Carol Wrenn dated October 19, 2001 is filed as an Exhibit to this Report.*

10.17 Employment contract between the Company and George Rose dated July 17, 2001 is filed as an Exhibit to this Report.*

10.18 Employment contract between the Company and Carl-Aake Carlsson dated October 17, 2002 is filed as an Exhibit to this Report.*

10.19 The Company's 1997 Incentive Stock Option and Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10-Q/A and is incorporated by reference.

10.20 Amended and Restated Employee Stock Purchase Plan effective as of October 1, 2002 is filed as an Exhibit to this Report.*

10.21 Severance Plan effective March 11, 2002 is filed as an Exhibit to this Report.*

10.22 Change in Control Plan effective March 11, 2002 is filed as an Exhibit to this Report.*

10.23 Alpharma Inc. Executive Bonus Plan, effective January 1, 2002, is filed as an Exhibit to this Report.*

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

10.26 Parking Lot Lease Agreement between A.L. Industrier AS, as landlord, and Alpharma AS, as tenant dated as of February 1, 2002 was filed as Exhibit 10.0 to the Company's September 30, 2002 quarterly report on Form 10-Q and is incorporated by reference.

10.27 Asset purchase agreement dated as of April 19, 2000 among Roche Vitamins and F. Hoffman La Roche Ltd. (collectively, sellers) and the Company was filed as Exhibit 2.1 to the Company's Form 8-K dated May 5, 2000 and is incorporated by reference.

10.28 Agreement of Sale between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, dated as of January 30, 2003 is filed as an Exhibit to this Report.*

10.29 Supply and Packaging Agreement between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, dated as of January 30, 2003 is filed as an Exhibit to this Report.*

10.30 Distribution Agreement for medical plaster products dated January 30, 2003 between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, is filed as an Exhibit to this Report.*

10.31 Distribution Agreement for vitamin products dated January 30, 2003 between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, is filed as an Exhibit to this Report.*

10.32 Asset Purchase Agreement dated August 5, 1999 between the Company and Southern Cross Biotech Pty Limited et al was filed as Exhibit 10.3 to the Company's September 30, 2003 quarterly report on Form 10-Q and is incorporated by reference.

10.33 Technology License and Option Agreement dated August 5, 1999 between the Company and Nantinco N.V. et al was filed as Exhibit 10.4 to the Company's September 30, 2003 quarterly report on Form 10-Q and is incorporated by reference.

12     A computation of Ratio of Earnings to Fixed Charges is filed as an Exhibit to this Report.

21      A list of the subsidiaries of the Registrant as of March 17, 2003 is filed as an Exhibit to this Report.*

23      Consent of PricewaterhouseCoopers LLP, Independent Accountants, is filed as an Exhibit to this Report.

99 Certifications pursuant to 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Previously filed with the original Form 10-K for the year ended December 31, 2002.

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
Date: February 27, 2004	Alpharma Inc. Registrant By: /s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2004	/s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Date: February 27, 2004	/s/ Ingrid Wiik Ingrid Wiik Director, President and Chief Executive Officer

Date: February 27, 2004	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date: February 27, 2004	Einar Kloster Director

Date: February 27, 2004	/s/ Glen E. Hess Glen E. Hess Director
Date: February 27, 2004	/s/ Peter G. Tombros Peter G. Tombros Director and Chairman of the Compensation Committee
Date: February 27, 2004	/s/ William I. Jacobs William I. Jacobs Director and Chairman of the Audit Committee
Date: February 27, 2004	/s/ Robert Thong
Robert Thong Director
Date: February 27, 2004	/s/ Farah M. Walters
Farah M. Walters Director
Date: February 27, 2004	/s/ Jill Kanin-Lovers
Jill Kanin-Lovers Director
Date: February 27, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

CERTIFICATION

I, Ingrid Wiik, certify that:

1. I have reviewed this annual report on Form 10-K/A of Alpharma Inc.;

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

Date: February 27, 2004

/s/ Ingrid Wiik_
Ingrid Wiik
President and Chief Executive Officer

CERTIFICATION

I, Matthew Farrell, certify that:

1. I have reviewed this annual report on Form 10-K/A of Alpharma Inc.;

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

Date: February 27, 2004

/s/ Matthew Farrell
Matthew Farrell
Executive Vice President, Finance and Chief Financial Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Report of Independent Accountants	F-2

Consolidated Balance Sheet (restated) at December 31, 2002 and 2001	F-3

Consolidated Statement of Operations (restated) for the years ended December 31, 2002, 2001 and 2000	F-4

Consolidated Statement of Stockholders' Equity (restated) for the years ended December 31, 2002, 2001 and 2000	F-5

Consolidated Statement of Cash Flows (restated) for the years ended December 31, 2002, 2001 and 2000	F-6

Notes to Consolidated Financial Statements (restated)	F-7 to F-55

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

As discussed in Note 2B, the 2002, 2001 and 2000 consolidated financial statements have been restated for certain sales allowances and to present the French subsidiary as a discontinued operation.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
March 21, 2003, except for Note 26
and Note 27, as to which the date is April 3,
2003 and Note 2B, as to which the date is January 15, 2004

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	December 31,
	2002	2001
ASSETS	(Restated)	(Restated)
Current assets:
Cash and cash equivalents	$ 23,872	$ 14,735
Accounts receivable, net	234,327	258,231
Inventories	343,899	330,707
Prepaid expenses and other current assets	66,534	56,310
Assets of discontinued operations	2,797	2,538
Total current assets	671,429	662,521

Property, plant and equipment, net	482,273	481,774
Goodwill, net	671,912	746,305
Intangible assets, net	374,828	383,651
Assets of discontinued operations	6,666	11,186
Other assets and deferred charges	89,816	104,571

Total assets	$2,296,924	$2,390,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,592	$ 25,691
Short-term debt	20,000	4,647
Accounts payable	134,568	173,545
Accrued expenses	165,758	125,816
Accrued and deferred income taxes	28,436	14,041
Liabilities of discontinued operations	1,247	1,275
Total current liabilities	378,601	345,015

Long-term debt:
Senior	471,561	551,173
Senior subordinated notes	200,293	200,000
Convertible subordinated notes,	175,412	279,081
Deferred income taxes	38,706	97,041
Liabilities of discontinued operations	1,706	3,210
Other non-current liabilities	28,802	24,732

Commitments and contingencies (see Note 18)

Stockholders' equity:
Preferred stock, $1 par value, no shares issued	--	---
Class A Common Stock, $.20 par value 39,895,214 and 32,740,289 shares issued	7,978	6,548
Class B Common Stock, $.20 par value 11,872,897 and 11,872,897 shares issued	2,375	2,375
Additional paid-in capital	1,046,802	905,099
Retained earnings (deficit)	(27,797)	81,099
Accumulated other comprehensive loss	(20,100)	(98,422)
Treasury stock, at cost	(7,415)	(6,943)
Total stockholders' equity	1,001,843	889,756
Total liabilities and stockholders' equity	$2,296,924	$2,390,008

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
	Years Ended December 31,
	2002	2001	2000
	(Restated)	(Restated)	(Restated)

Total revenue	$1,230,762	$969,286	$892,977

Cost of sales	705,174	591,093	497,300

Gross profit	525,588	378,193	395,677

Selling, general and administrative expenses	327,588	255,504	227,761
Research and development	67,088	48,985	43,276
Asset impairments and other	155,123	10,059	--
Purchased in process research and development	--	37,665	--

Operating income (loss)	(24,211)	25,980	124,640
Interest expense	(76,212)	(51,482)	(47,245)
Other income (expense), net	(55,859)	(11,634)	(1,367)

Income (loss) from continuing operations before provision for income taxes	(156,282)	(37,136)	76,028
Provision (benefit) for income taxes	(62,715)	(543)	19,975
Income (loss) from continuing operations	(93,567)	(36,593)	56,053
Discontinued operations (Note 2B):
Loss from discontinued operations	(8,127)	(1,269)	(1,334)
Income tax (benefit)	(2,033)	(160)	(146)
Loss on discontinued operations	(6,094)	(1,109)	(1,188)

Net income (loss)	$(99,661)	$(37,702)	$54,865

Earnings per common share:
Basic
Income (loss) from continuing operations	$(1.88)	$(0.89)	$1.60
Loss from discontinued operations	$(0.12)	$(0.03)	$(0.03)
Net income (loss)	$(2.00)	$(0.92)	$1.57
Diluted
Income (loss) from continuing operations	$(1.88)	$(0.89)	$1.50
Loss from discontinued operations	$(0.12)	$(0.03)	$(0.03)
Net income (loss)	$(2.00)	$(0.92)	$1.47

See notes to consolidated financial statements.
ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Restated)	Retained Earnings (Deficit) (Restated)	Treasury Stock	Total Stockholders Equity (Restated)

Balance, December 31, 1999	$ 5,978	$297,780	$(33,815)	$78,002	$(6,184)	$341,761

Comprehensive income:
Net income - 2000				54,865		54,865
Currency translation adjustment			(40,658)			(40,658)
Total comprehensive net income						14,207

Dividends declared ($.18 per common share)				(6,526)		(6,526)
Tax benefit realized from stock option plan		6,560				6,560
Purchase of treasury stock					(759)	(759)
Exercise of stock options (Class A) and other	122	14,785				14,907
Proceeds from equity offerings, net (Class A)	1,990	470,832				472,822
Employee stock purchase plan	12	2,702	_______	_______	______	2,714

Balance, December 31, 2000	$8,102	$792,659	$(74,473)	$126,341	$(6,943)	$845,686

Comprehensive income:
Net loss - 2001				(37,702)		(37,702)
Currency translation adjustment			(23,949)			(23,949)
Total comprehensive net loss						(61,651)

Dividends declared ($.18 per common share)				(7,540)		(7,540)
Tax benefit realized from stock option plan		478				478
Noncash conversion of 05 Notes, net	297	39,827				40,124
Noncash conversion of Industrier Note, net	475	66,639				67,114
Exercise of stock options (Class A) and other	25	2,183				2,208
Employee stock purchase plan	24	3,313	--	--	--	3,337

Balance, December 31, 2001	$8,923	$905,099	$(98,422)	$81,099	$(6,943)	$889,756

Comprehensive income:
Net loss - 2002				(99,661)		(99,661)
Currency translation adjustment			83,386			83,386
Minimum Pension Liability, net			(1,797)			(1,797)
Unrealized losses on derivative contracts, net			(3,267)			(3,267)
Total comprehensive net loss						(21,339)

Dividends declared ($.18 per common share)				(9,235)		(9,235)
Noncash conversion of 05 Notes, net	653	68,501				69,154
Noncash conversion of 06 Note, net	687	66,309				66,996
Exercise of stock options (Class A) and other	35	3,172			(472)	2,735
Employee stock purchase plan	55	3,721	--	--	--	3,776

Balance, December 31, 2002	$10,353	$1,046,802	$(20,100)	$(27,797)	$(7,415)	$1,001,843

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2002 (Restated)		2001 (Restated)		2000 (Restated)
Operating activities:
Net income (loss)	$(99,661)		$(37,702)		$54,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,259		77,611		64,836
Purchased in-process research and development	--		37,665		---
Deferred income taxes	(46,718)		2,244		(4,708)
Other noncash items	200,369		37,860		12,630
Change in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease in accounts receivable	27,308		26,642		(75,292)
(Increase) in inventory	(949)		(41,620)		(50,965)
(Increase) decrease in prepaid expenses and other current assets	(11,461)		213		(7,708)
Increase in accounts payable, accrued expenses and accrued income taxes	3,415		22,349		32,187
Other, net	1,638		(5,878)		7,279
Net cash provided by operating activities	162,200		119,384		33,124

Investing activities:
Capital expenditures	(74,390)		(85,247)		(72,088)
Purchase of businesses and intangibles, net of cash acquired	(7,313)		(687,889)		(274,135)
Other loans, net	--		------		(1,500)
Net cash used in investing activities	(81,703)		(773,136)		(347,723)

Financing activities:
Net advances (repayments) under lines of credit	15,325		4,690		(3,883)
Proceeds of senior long-term debt	31,000		784,117		128,000
Reduction of senior long-term debt	(117,367)		(358,074)		(236,629)
Dividends paid	(9,235)		(7,541)		(6,526)
Proceeds from sales of subordinated notes	--		200,000		----
Payment for debt issuance costs	580		(31,610)		(747)
Proceeds from equity offerings, net	--		---		472,822
Proceeds from employee stock option and stock purchase plan and other	6,720		5,545		16,807
Net cash provided by financing activities	(72,977)		597,127		369,844

Net cash flows from exchange rate changes	1,549		(1,412)		31

Increase (decrease) in cash and cash equivalents	9,069		(58,037)		55,276
Cash and cash equivalents at beginning of year	14,894		72,931		17,655
Cash and cash equivalents at end of year	$23,963	*	$14,894	*	$72,931

* Includes $91 and $159 of cash from discontinued operations for the years ended December 31, 2002 and 2001, respectively.

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

Restatement of Financial Statements

The Company has restated its consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000, to reflect the results of operations for its French subsidiary, sold in 2003, as a discontinued operation and to adjust prior periods for a sales allowance adjustment that was initially recorded in total in the third quarter of 2003.

See Note 2B, 24 and 25 of the Consolidated Financial Statements for additional information.

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
	Years Ended December 31,
	2002	2001	2000
Net (loss) income, as reported	$(99,661)	$(37,702)	$54,865
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,335	4,876	4,418

Pro forma net (loss) income	$(105,996)	$(42,578)	$50,447

(Loss) earnings per share:
Basic-as reported	$(2.00)	$(0.92)	$1.57
Basic-pro forma	$(2.13)	$(1.04)	$1.44

Diluted-as reported	$(2.00)	$(0.92)	$1.47
Diluted-pro forma	$(2.13)	$(1.04)	$1.06

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

     The components of accumulated other comprehensive (loss) includes:
	Years Ended December 31,
	2002	2001	2000

Cumulative translation adjustment	$(15,036)	$(98,422)	$(74,473)
Minimum pension liability, net	(1,797)	--	--
Unrealized losses on derivative contracts, net	(3,267)	--	--
	$(20,100)	$(98,422)	$(74,473)

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

Shipping Costs:

     The Company accounts for shipping costs in selling, general and administrative expenses for purposes of classification within the Consolidated Statement of Operations. These costs were approximately $20,000, $19,000, and $14,000 for the three years ended December 31, 2002, 2001 and 2000.

Software and Development Costs:

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

Recent Accounting Pronouncements:

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

2B. Financial Statement Restatement

        The Company has restated its Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000, to reflect the results of operations for its French subsidiary, sold in 2003, as a discontinued operation and to adjust prior periods for a sales allowance adjustment that was initially recorded in total in the third quarter of 2003. The items adjusted are as follows:

Discontinued Operations

        On September 30, 2003, the Company sold its French subsidiary for $5,967. In accordance with SFAS 144, this subsidiary should be accounted for as a discontinued operation. In connection with the filing of this amendment to the Company's December 31, 2002 Form 10-K, the net loss for this subsidiary for the years 2002, 2001, and 2000 are reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in the 2002 results is an impairment of intangible assets of $7,008. The assets and liabilities representing the carrying value of the Company's French generics business are presented separately within the asset and liability sections of the Company's Consolidated Balance Sheet.

        The following table details selected financial information for the French subsidiary included within discontinued operations.

Statement of Operations:	Years Ended December 31,
	2002	2001	2000

Revenues	$5,869	$6,032	$6,827
(Loss) from operations	$(8,118)	$(1,262)	$(1,333)
Pretax (loss)	$(8,127)	$(1,269)	$(1,334)
Provision (benefit) for taxes	$(2,033)	$(160)	$(146)
(Loss) from discontinued operations	$(6,094)	$(1,109)	$(1,188)

Balance Sheet:	December 31,
	2002	2001	2000

Current assets	$2,797	$2,538	$3,017
Non-current assets	$6,666	$11,186	$12,479
Current liabilities	$1,247	$1,275	$1,741
Deferred taxes and other non-current liabilities	$1,706	$3,210	$3,627

Sales Allowance Reserves in the Netherlands

       The Company has restated the International Generics segment operating results. The restatement results from one business unit's improper application of Company policy with respect to the accrual of sales allowances. The Company initially recorded the total cumulative adjustment to the sales allowance reserve of approximately $5,400 in the third quarter of 2003, based upon the immateriality of the adjustment to all prior periods. After further review the Company has concluded that it is appropriate to restate prior periods rather than record the total adjustment in the third quarter of 2003. The following summarizes the effects of the adjustments resulting from the sales allowance:
	December 31,
Increase /(Decrease)	2002	2001	2000

Revenue	$(1,349)	$328	$(990)
Gross Profit	(1,349)	328	(990)
Net Income	(877)	212	(643)

        A summary of the effects of the adjustments for both the discontinued operation and the sales allowance reserves on the balance sheets as of December 31, 2002 and 2001 and statements of operations for the three years ended December 31, 2002, 2001 and 2000, follows:

Consolidated Balance Sheet
	December 31, 2002		December 31, 2001
	Reported	Restated	Reported	Restated

Current assets	$671,429	$671,429	$662,521	$662,521
Non current assets	1,625,495	1,625,495	1,727,487	1,727,487
Total assets	$2,296,924	$2,296,924	$2,390,008	$2,390,008

Current liabilities	$375,216	$378,601	$343,155	$345,015
Long-term debt	847,266	847,266	1,030,254	1,030,254
Deferred taxes and other	69,214	69,214	124,983	124,983
Retained earnings (deficit)	(24,342)	(27,797)	83,677	81,099
Other stockholders' equity	1,029,570	1,029,640	807,939	808,657
Total liabilities & equity	$2,296,924	$2,296,924	$2,390,008	$2,390,008

Consolidated Statement of Operation
(In thousands, except per share data)
	Years ended December 31,
	2002		2001		2000
	Reported	Restated	Reported	Restated	Reported	Restated

Total revenue	$1,237,980	$1,230,762	$974,990	$969,286	$900,794	$892,977
Cost of sales	707,688	705,174	593,609	591,093	500,033	497,300
Gross profit	530,292	525,588	381,381	378,193	400,761	395,677
Operating expenses	561,272	549,799	356,991	352,213	276,464	271,037
Operating income (loss)	(30,980)	(24,211)	24,390	25,980	124,297	124,640
Interest expense	(76,223)	(76,212)	(51,489)	(51,482)	(47,253)	(47,245)
Other, net	(55,857)	(55,859)	(11,634)	(11,634)	(1,360)	(1,367)
Income (loss) from continuing operations before provision for income taxes	(163,060)	(156,282)	(38,733)	(37,136)	75,684	76,028
Provision (benefit) for income taxes	(64,276)	(62,715)	(819)	(543)	20,176	19,975
Income (loss) from continuing operations	(98,784)	(93,567)	(37,914)	(36,593)	55,508	56,053
Loss on discontinued operations	--	(6,094)	--	(1,109)	--	(1,188)
Net income (loss)	$(98,784)	$(99,661)	$(37,914)	$(37,702)	$55,508	$54,865
Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$(1.98)	$(1.88)	$(.93)	$(.89)	$1.49	$1.50
(Loss) from discontinued operations	$ --	$(.12)	$ --	$(.03)	$ --	$(.03)
Net income (loss)	$(1.98)	$(2.00)	$(.93)	$(.92)	$1.49	$1.47

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

4.   Business and Product Line Acquisitions:

     The following acquisitions were accounted for under the purchase method and the accompanying financial statements reflect the fair values of the assets acquired and liabilities assumed and the results of operations from their respective acquisition dates:

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

2002 Actions

     The Company incurred several impairments and other charges related to actions in connection with management's reorganization and refocus to improve future operations. A summary of these charges recorded during 2002 is as follows:
	Severance	Intangible Asset Impairments	Fixed Assets Write offs	Exit and Facility Closure Costs	Subtotal	Write-down of Inventory (*)	Total

Southern Cross and Reporcin	$ --	$17,023	$16,353	$2,342	$35,718	$1,382	$37,100

AH Goodwill	--	66,011	--	--	66,011	--	66,011

IG Intangibles**	--	6,479	--	--	6,479	--	6,479

AH Facility Closures	--	--	25,066	15,078	40,144	5,048	45,192

Headcount Reductions	6,771	--	--	--	6,771	--	6,771

Total	$6,771	$89,513	$41,419	$17,420	$155,123	$6,430*	$161,553

* Recorded in cost of sales in the Statement of Operations.

** Amounts exclude discontinued operations intangible asset impairments of $7,008.

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

HPI

Impairment - IG Intangible Assets

     In the fourth quarter 2002, all significant intangible assets were tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Due to a increased competitive influence in these marketplaces and continued government regulation, the Company determined intangible assets for specific products for the German and French markets needed to be tested and were determined to be impaired. Impairment charges totaling $13,487 were recorded in the fourth quarter based on results of a probability weighted cash flow assessment or independent market valuation. Included, therein, is an intangible asset impairment of $7,008 related to the discontinued operations of the Company's French subsidiary.

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

     A reconciliation of net income (loss) used for basic to diluted EPS is as follows:

	2002	2001	2000

Net income (loss) - basic	$(99,661)	$(37,702)	$54,865
Adjustments under the if-converted method, net of tax	--	--	14,999
Adjusted net income (loss) - diluted	$(99,661)	$(37,702)	$69,864

9.     Accounts Receivable, Net:

Accounts receivable consists of the following:
	December 31,
	2002	2001

Accounts receivable, trade	$222,661	$250,849
Other	15,899	14,626
	238,560	265,475
Less, allowance for doubtful accounts	4,233	7,244
	$234,327	$258,231

     The allowance for doubtful accounts for the three years ended December 31, consists of the following:
	2002	2001	2000

Balance at January 1,	$7,244	$5,707	$6,129
Provision for doubtful accounts	2,234	2,545	880
Reductions for accounts written off	(5,767)	(1,243)	(461)
Translation and other	522	235	(841)
Balance at December 31,	$4,233	$7,244	$5,707

10.     Inventories:

     Inventories consist of the following:
	December 31,
	2002	2001

Finished product	$178,708	$174,998
Work-in-process	54,302	54,050
Raw materials	110,889	101,659
	$343,899	$330,707

     At December 31, 2002 and 2001, approximately $52,482 and $68,200 of inventories, respectively, are valued on a LIFO basis. LIFO inventory is approximately equal to FIFO in 2002 and 2001. Included in the 2002 and 2001 amounts are raw materials totaling approximately $4,422 related to a product which is subject to regulatory approval and litigation. See Note 18 for additional information.

11.     Property, Plant and Equipment, Net:

     Property, plant and equipment, net, consist of the following:
	2002	2001

Land	$ 19,715	$ 18,437
Buildings and building improvements	205,613	185,763
Machinery and equipment	441,797	404,647
Construction in-progress	92,058	90,538
	759,183	699,385
Less, accumulated depreciation	276,910	217,611

	$482,273	$481,774

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

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2001	$383,651

Additions	5,632
Amortization	(33,978)
Translation adjustment	9,885
Impairments	(12,264)
Reclassifications from goodwill and other	21,902

Balance, December 31, 2002	$374,828

Accumulated amortization, December 31, 2002	$111,277

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the year ended December 31, 2002, are as follows:

	IG	API	USHP	AH	Total
Balance December 31, 2001	$226,681	$4,152	$449,619	$65,852	$746,304
Impairment and write off of Animal Health goodwill	--	--	--	(66,011)	(66,011)
Finalization of OPB purchase price allocation, including intangible asset reclassifications	--	--	(42,996)	--	(42,996)
Foreign exchange translation	33,681	775	--	159	34,615

Balance December 31, 2002	$260,362	$4,927	$406,623	$ --	$671,912

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

     As required in the fourth quarter of 2002, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. The assessment utilized essentially the same methodology as the initial testing. The Animal Health segment indicated a possible impairment due to emerging external factors which included increasing competition, and lower prices. Additionally, the Company re-evaluated its prior growth plans internationally and domestically for new and existing products. The re-evaluation indicated growth prospects had diminished and the segment should be operated to maximize cash generation. The Company engaged an independent valuation firm to perform step two testing and, as a result, wrote-off all of the Animal Health goodwill, totaling $66,011.

     For the years ended December 31, 2001, and 2000 the Consolidated Statement of Operations adjusted to exclude amortization expense related to goodwill and related taxes is as follows:
	2001		2000
	As Reported	As Adjusted	As Reported	As Adjusted
Operating Income	$25,980	$44,237	$124,640	$143,563
Net Income (loss)	$(37,702)	$(22,549)	$54,865	$70,571
EPS - diluted	$(0.92)	$(0.55)	$1.47	$1.80

13.    Long-Term Debt:

Long-term debt consists of the following:
	December 31, 2002	December 31, 2001
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$115,557	$156,042
Term B	314,272	378,958
Revolving Credit	31,000	--
	460,829	535,000

Industrial Development Revenue Bonds	5,440	6,720

Denominated in Other Currencies	33,884	35,144
Total senior debt	500,153	576,864

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	200,293	200,000
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	141,205	188,270
5.75% Convertible Subordinated Notes due 2005	34,207	90,811
Total subordinated debt	375,705	479,081

Total long-term debt	875,858	1,055,945
Less, current maturities	28,592	25,691
	$847,266	$1,030,254

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

      At closing, the 2001 Credit Facility provided for (i) a $300,000 six year revolving credit facility; (ii) a $175,000 six year Term Loan A; and (iii) a $425,000 seven year Term Loan B. In December 2001 the Company prepaid $65,000 of the Term A and Term B loans resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $835,000. In 2002, the Company prepaid an additional $85,000 of the Term A and Term B loans and recorded an expense for the early extinguishment of debt of $1,791 (classified in other, net).

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

15.   Income Taxes:

     Domestic and foreign income (loss) before income taxes was $(194,121) and $31,061, respectively in 2002, $(51,564) and $12,831, respectively in 2001 and $23,852 and $51,832 respectively in 2000. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision (benefit) for income taxes consists of the following:
	Years Ended December 31,
	2002	2001	2000
Current
Federal	$(27,563)	$(6,421)	$9,413
Foreign	8,661	3,537	13,369
State	2,905	97	1,901
	(15,997)	(2,787)	24,683
Deferred
Federal	(38,900)	1,488	(752)
Foreign	(931)	338	(3,337)
State	(6,887)	418	(619)
	(46,718)	2,244	(4,708)
Provision (benefit) for income taxes	$(62,715)	$ (543)	$19,975

     A reconciliation of the statutory U.S. federal income tax rate to the effective rate follows:
	Years Ended December 31,
	2002	2001	2000

Statutory U.S. federal rate	(35.0%)	(35.0%)	35.0%
State income tax, net of federal tax benefit	(1.7%)	0.4%	1.1%
Lower taxes on foreign earnings, net	(7.2%)	(17.5%)	(13.9%)
Tax credits	(0.7%)	(2.1%)	(0.7%)
Non-deductible costs, principally amortization of intangibles related to acquired companies	3.9%	14.3%	6.4%
Non-deductible in-process R&D	--	35.5%	---
Other, net	0.6%	2.9%	(1.6%)
Effective rate	(40.1%)	(1.5)%	26.3%

Deferred tax liabilities (assets) are comprised of the following:
	Years Ended December 31,
	2002	2001

Accelerated depreciation and amortization for income tax purposes	$ (6,310)	$38,378
Excess of book basis of acquired assets over tax basis	60,331	76,745
Difference between inventory valuation methods used for book and tax purposes	2,435	3,963
Other	(352)	817
Gross deferred tax liabilities	56,104	119,903

Accrued liabilities and other reserves	(47,120)	(47,814)
Pension liabilities	(3,581)	(2,488)
Loss carryforwards	(26,209)	(12,439)
Deferred compensation	(3,055)	(2,193)
Deferred income	(264)	(289)
Other	8,872	(2,645)
Gross deferred tax assets	(71,357)	(67,868)

Deferred tax assets valuation allowance	11,393	6,301

Net deferred tax liabilities (assets)	$(3,860)	$58,336

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
	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2002	2001	2002	2001
Benefit obligation at beginning of year	$26,159	$17,638	$3,407	$2,418
Service cost	3,248	1,945	102	102
Interest cost	2,202	1,521	248	243
Plan participants' contributions	--	--	27	25
Amendments	(75)	--	(945)	--
Actuarial (gain) loss	5,576	1,253	802	841
Acquisition		4,201	--	--
Benefits paid	(1,295)	(399)	(220)	(222)
Benefit obligation at end of year	35,815	26,159	3,421	3,407

Change in plan assets
Fair value of plan assets at beginning of year	19,290	18,623	--	--
Actual return on plan assets	(1,913)	(2,114)	--	--
Employer contribution	3,124	409	--	--
Acquisition	--	2,771	--	--
Benefits paid	(1,295)	(399)	--	--
Fair value of plan assets at end of year	19,206	19,290	--	--

Funded status	(16,609)	(6,869)	(3,421)	(3,407)
Unrecognized net actuarial loss	12,652	3,229	1,868	1,121
Unrecognized net transition obligation	36	65	32	203
Unrecognized prior service cost	(483)	(586)	(792)	--
Accrued benefit cost	$(4,404)	$(4,161)	$(2,313)	$(2,083)

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.75%	9.25%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Components of net periodic benefit cost
Service cost	$3,248	$1,945	$1,597	$102	$102	$82
Interest cost	2,202	1,521	1,421	248	243	174
Expected return on plan assets	(2,009)	(1,709)	(1,871)	--	--	---
Net amortization of transition obligation	30	30	30	18	18	18
Amortization of prior service cost	(81)	(81)	91	--	--	---
Recognized net actuarial (gain)loss	(23)	--	(225)	54	55	4
Net periodic benefit cost	$3,367	$1,706	$ 1,043	$422	$418	$ 278

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

19.   Leases:

     Rental expense under operating leases for 2002, 2001 and 2000 was $12,567, $9,903 and $9,042, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

Year Ending December 31,
2003	$10,683
2004	9,168
2005	5,924
2006	4,642
2007	3,680
Thereafter	11,719
$45,816

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

23.   Supplemental Data:

Other assets and deferred charges at December 31 include:
	2002	2001

Deferred borrowing costs, net of amortization	$20,669	$30,581
Capitalized software cost, net of amortization	43,805	39,197
Recoverable insurance claims	3,633	11,336
Equity investment in WYNCO, net of distributions	5,893	5,238
Other	15,816	18,219
	$89,816	$104,571

	Years Ended December 31,
	2002	2001	2000

Depreciation expense	$44,565	$33,240	$29,206
Amortization expense	$43,694	$44,371	$35,630
Interest cost incurred	$73,400	$47,669	$46,448

Other income (expense), net:
Interest income	$1,411	$3,511	$4,109
Foreign exchange losses, net	(5,342)	(3,396)	(2,354)
Fees for bridge financing - MFA acquisition	--	---	(4,730)
Litigation/insurance settlements	561	2,088	483
Income from WYNCO, carried at equity	1,013	846	1,553
Expense for conversion of convertible notes, early extinguishment of debt and reduction of line of credit	(52,929)	(11,029)	---
Investment write-off	---	(2,535)	---
Other, net	(573)	(1,119)	(428)
	$(55,859)	$(11,634)	$(1,367)

Supplemental cash flow information:
	2002	2001	2000
Cash paid for interest (net of amount capitalized)	$68,693	$41,637	$39,781
Cash paid for income taxes (net of refunds)	$3,116	$20,845	$19,110

Other non-cash operating activities:

Interest accretion on convertible notes	$6,516	$7,457	$6,988
Undistributed earnings of equity subsidiary	(655)	(381)	(918)
Stock option income tax benefits	--	478	6,560
Noncash asset write-downs	144,756	20,300	---
Loss on early extinguishment of debt	1,791	3,672	---
Expense for exchange of convertible notes	47,961	6,334	--
	$200,369	$37,860	$12,630
Other non-cash investing activities:

Fair value of assets acquired	$ --	$866,120	$305,335
Liabilities	--	172,472	31,200
Cash paid	--	693,648	274,135
Less cash acquired	--	5,759	---

Net cash paid	$ --	$687,889	$274,135

Exchange of Ascent note for product line	$ --	$ ---	$12,000

Other non-cash financing activities:

Exchange of convertible subordinated notes into equity	$110,000	$101,984	$ --

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

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2002
IG	$319,633	$25,806		$554,498	$17,343	$6,627
API	83,557	38,920		106,504	6,861	10,680
Human Pharmaceuticals
International	403,190	64,726		661,002	24,204	17,307

USHP	507,904	66,253		999,667	32,883	21,566
Human Pharmaceuticals	911,094	130,979		1,660,669	57,087	38,873

Animal Health	321,897	(120,941)	(e)	457,593	16,075	25,850
Discontinued operations*				9,463	1,199	1
Unallocated	--	(34,095)		169,199	13,898	9,666
Eliminations	(2,229)	(154)		--	--	--
	$1,230,762	$(24,211)		$2,296,924	$88,259	$74,390

2001
IG	$257,233	$11,991		$488,053	$25,502	$9,805
API	74,419	32,182		75,629	5,890	5,955
Human Pharmaceuticals
International	331,652	44,173	(a)	563,682	31,392	15,760

USHP	306,436	(18,867)	(b)	1,022,706	12,241	25,174
Human Pharmaceuticals	638,088	25,306		1,586,388	43,633	40,934

Animal Health	335,256	23,638	(c)	601,601	20,844	23,518
Discontinued operations*				13,724	1,690	9
Unallocated	--	(22,995)		188,295	11,444	20,786
Eliminations	(4,058)	31		--	--	--
	$969,286	$25,980		$2,390,008	$77,611	$85,247

2000
IG	$301,479	$42,040		$507,604	$24,765	$11,782
API	62,692	25,518		80,500	5,498	9,825
Human Pharmaceuticals
International	364,171	67,558		588,104	30,263	21,607

USHP	233,008	26,400		241,800	8,316	9,976
Human Pharmaceuticals	597,179	93,958		829,904	38,579	31,583

Animal Health	300,888	49,110	(d)	605,876	20,083	24,499
Discontinued operations*				15,496	1,664	206
Unallocated	---	(18,540)		159,159	4,510	15,800
Eliminations	(5,090)	112		---	---	---
	$892,977	$124,640		$1,610,435	$64,836	$72,088

*Discontinued operations included for identifiable assets, depreciation and amortization and capital expenditures. Discontinued operations have been excluded for IG and restated. (See Note 2B.)

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

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2002	2001	2000	2002	2001	2000

United States	$775,000	$580,100	$470,071	$959,800	$1,096,400	$401,200
Norway	71,700	63,700	72,800	82,700	67,700	73,700
Denmark	48,400	41,200	46,100	59,100	49,000	52,500
United Kingdom	109,500	93,700	116,200	178,300	163,800	173,900
Germany	66,400	60,800	75,000	126,100	107,300	129,100

Other foreign (primarily Europe)*	159,762	129,786	112,806	106,237	109,853	101,016
	$1,230,762	$969,286	$892,977	$1,512,237	$1,594,053	$931,416

* Other foreign has been adjusted to exclude discontinued operations and restated. (See Note 2B.)

25.   Selected Quarterly Financial Data (unaudited): (f)
	First Quarter		Second Quarter		Third Quarter
2002	Reported	Restated	Reported	Restated	Reported	Restated
Total revenue	$272,678	$270,541	$301,716	$299,982	$321,417	$320,094
Gross profit	$110,389	$108,879	$133,374	$132,289	$142,615	$141,913
Net income	$(31,536)	$(31,940)	$10,262	$10,159	$(5,997)	$(5,946)
Earnings per common share (a):
Basic	$(0.69)	$(0.70)	$0.20	$0.20	$(0.12)	$(0.12)
Diluted	$(0.69)	$(0.70)	$0.20	$0.20	$(0.12)	$(0.12)

	Fourth Quarter		Total Year
2002	Reported	Restated	Reported	Restated
Total revenue	$342,169	$340,145	$1,237,980	$1,230,762
Gross profit	$143,914	$142,507	$530,292	$525,588
Net Income	$(71,513)	$(71,934)	$(98,784)	$(99,661)
Earnings per common share (a)
Basic	$(1.39)	$(1.40)	$(1.98)	$(2.00)
Diluted	$(1.39)	$(1.40)	$(1.98)	$(2.00)

	First Quarter		Second Quarter		Third Quarter
2001	Reported	Restated	Reported	Restated	Reported	Restated
Total revenue	$269,324	$267,794	$232,837	$231,162	$230,009	$228,590
Gross profit	$121,851	$120,958	$98,299	$97,186	$92,913	$92,112
Net income	$23,807	$23,867	$11,915	$11,801	$6,599	$6,591
Earnings per common share (a)
Basic	$0.59	$0.59	$0.30	$0.29	$0.16	$0.16
Diluted	$0.52	$0.52	$0.29	$0.29	$0.16	$0.16
	Fourth Quarter		Total Year
2001	Reported	Restated	Reported	Restated
Total revenue	$242,820	$241,740	$974,990	$969,286
Gross profit	$68,318	$67,937	$381,381	$378,193
New income	$(80,235)	$(79,961)	$(37,914)	$(37,702)
Earnings per common share (a)
Basic	$(1.88)	$(1.87)	$(0.93)	$(0.92)
Diluted	$(1.88)	$(1.87)	$(0.93)	$(0.92)

  The sum of diluted loss per common share does not equal the total for the year due to the issuance of stock in the second and fourth quarters.

  The first quarter of 2002 includes the following pre-tax charges: Exchange of convertible notes of approximately $48,000, $5,357 related to the OPB acquisition (see Note 4), reorganization refocus and other actions of approximately $2,500, and charges related to the early extinguishment of debt in the first quarter of $727.

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

  The fourth quarter of 2001 includes the following pre-tax charges: $47,516 related to the OPB acquisition (See Note 4), reorganization, refocus and other actions of approximately $27,300 (see note 6), charges related to the exchange of convertible notes of approximately $7,400, and charges related to the early extinguishment of debt in the fourth quarter of $3,672.

  Restated amounts relate to discontinued operations and the sales allowance reserve (See Note 2B).

26.      Adoption of SFAS No. 145:

     In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". The statement rescinds SFAS 4 (as amended by SFAS 64), which required extraordinary item treatment for gains and losses on extinguishments of debt, and SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt are effective for the Company beginning January 1, 2003, and all other provisions are effective for transactions occurring on or financial statements issued after May 5, 2002. The Company has adopted SFAS 145, on January 1, 2003, and conformed the prior periods presented in the previously filed Form 10K to reflect this adoption. Therefore, the Company has reclassified the components of the net extraordinary items of $1,101 and $2,246 in 2002 and 2001, respectively to other income (expense), net and the provision (benefit) for income taxes.

27.      Guarantor and Nonguarantor Condensed Consolidated Financial Information

     The Company and its wholly-owned subsidiary, Alpharma Operating Corporation, have issued $220 million senior subordinated notes (the Notes) in private placements pursuant to Rule 144A and Regulation S. The Notes are general unsecured obligations of the Company and Alpharma Operating Corporation, respectively, subordinated in right of payment to all existing and future senior indebtedness of the Company and Alpharma Operating Corporation, respectively, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly owned domestic subsidiaries and by the Company.

     In connection with this offering, the Company is required to disclose its guarantor and nonguarantor subsidiaries' results as separate components of the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows.

     The following condensed consolidating financial information, which is based on the issuance of the Notes, presents:

(1) Condensed consolidating balance sheet as of December 31, 2002 and 2001 and the related statements of income and cash flows for each of the three years in the period ended December 31, 2002, of (a) Alpharma Inc., the parent; (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and the Company on a consolidated basis, and

(2) Elimination entries necessary to consolidate Alpharma Inc., the parent, with guarantor and nonguarantor subsidiaries.

     Investments in the subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The non-guarantor subsidiaries include the discontinued operation and have been restated. (See Note 2B.) The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 1,560	$2,621	$19,691	$ --	$ 23,872
Accounts receivable, net	31,140	110,210	92,977	--	234,327
Inventories	110,650	113,397	124,181	(4,329)	343,899
Prepaid expenses and other	16,011	33,103	13,091	4,329	66,534
Assets of discontinued operations	--	--	2,797	--	2,797
Intercompany receivables	1,339,495	1,816,831	935,259	(4,091,585)	--
Total current assets	1,498,856	2,076,162	1,187,996	(4,091,585)	671,429

Property, plant & equipment, net	122,915	170,614	188,744	--	482,273
Goodwill	1,250	406,623	264,039	--	671,912
Intangible assets, net	53,098	199,146	122,584	--	374,828
Investment in subsidiaries	822,907	489,672	--	(1,312,579)	--
Assets of discontinued operations	--	--	6,666	--	6,666
Other assets and deferred charges	44,722	12,131	32,963	--	89,816
Total assets	$2,543,748	$3,354,348	$1,802,992	$(5,404,164)	$2,296,924

Current liabilities:
Short term debt	$ --	$ 20,000	$ --	$ --	$ 20,000
Long term debt, current portion	--	26,880	1,712	--	28,592
Accounts payable and accrued expenses	74,014	118,163	108,149	--	300,326
Accrued and deferred income taxes	20,046	(90)	8,480	--	28,436
Liabilities of discontinued operations	--	--	1,247	--	1,247
Intercompany payables	1,285,872	1,797,857	1,007,856	(4,091,585)	--
Total current liabilities	1,379,932	1,962,810	1,127,444	(4,091,585)	378,601

Long term debt:
Senior	--	439,389	32,172	--	471,561
Convertible subordinated notes	175,412	200,293	--	--	375,705
Liabilities of discontinued operations	--	--	1,706	--	1,706
Deferred income taxes	(18,922)	39,671	17,957	--	38,706
Other non-current liabilities	5,483	1,133	22,186	--	28,802

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	7,978	--	--	--	7,978
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,046,802	695,449	486,883	(1,182,332)	1,046,802
Retained earnings	(27,797)	15,652	148,544	(164,196)	(27,797)
Accumulated other comprehensive loss	(20,100)	(49)	(33,900)	33,949	(20,100)
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,001,843	711,052	601,527	(1,312,579)	1,001,843
Total liabilities & stockholders' equity	$2,543,748	$3,354,348	$1,802,992	$(5,404,164)	$2,296,924

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2001
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 936	$ 2,018	$ 11,781	$ --	$ 14,735
Accounts receivable, net	44,998	124,004	89,229	--	258,231
Inventories	106,423	119,144	108,816	(3,676)	330,707
Prepaid expenses and other	11,484	30,600	10,558	3,668	56,310
Assets of discontinued operations	--	--	2,538	--	2,538
Intercompany receivables	1,273,212	369,429	63,080	(1,705,721)	--
Total current assets	1,437,053	645,195	286,002	(1,705,729)	662,521

Property, plant & equipment, net	140,165	177,716	163,885	8	481,774
Goodwill	54,986	453,605	237,714	--	746,305
Intangible assets, net	77,460	188,915	117,276	--	383,651
Investment in subsidiaries	761,556	519,801	--	(1,281,357)	--
Assets of discontinued operations	--	--	11,186	--	11,186
Other assets and deferred charges	61,839	19,062	23,670	--	104,571
Intercompany receivables	15,934	--	674,516	(690,450)	--
Total assets	$2,548,993	$2,004,294	$1,514,249	$(3,677,528)	$2,390,008

Current liabilities:
Short term debt	$ --	$ 500	$ 4,147	$ --	$ 4,647
Long term debt, current portion	21,623	1,280	2,788	--	25,691
Accounts payable and accrued expenses	74,947	141,172	83,242	--	299,361
Accrued and deferred income taxes	(17,934)	25,422	6,553	--	14,041
Liabilities of discontinued operations	--	--	1,275	--	1,275
Intercompany payables	570,299	981,267	154,155	(1,705,721)	--
Total current liabilities	648,935	1,149,641	252,160	(1,705,721)	345,015

Long term debt:
Senior	513,377	5,440	32,356	--	551,173
Convertible subordinated notes	479,081	--	--	--	479,081
Liabilities of discontinued operations	--	--	3,210	--	3,210
Deferred income taxes	12,388	71,937	12,716	--	97,041
Other non-current liabilities	5,456	1,768	17,508	--	24,732
Intercompany payables	--	--	690,450	(690,450)	--
Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	6,548	--	--	--	6,548
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	905,099	707,801	481,942	(1,189,743)	905,099
Retained earnings	81,099	67,707	122,340	(190,047)	81,099
Accumulated other comprehensive loss	(98,422)	--	(98,433)	98,433	(98,422)
Treasury stock, at cost	(6,943)	--	--	--	(6,943)

Total stockholders' equity	889,756	775,508	505,849	(1,281,357)	889,756
Total liabilities & stockholders' equity	$2,548,993	$2,004,294	$1,514,249	$(3,677,528)	$2,390,008

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$309,170	$507,919	$506,859	$(93,186)	$1,230,762
Cost of sales	203,473	307,830	287,057	(93,186)	705,174
Gross profit	105,697	200,089	219,802	--	525,588
Selling, general and administrative expenses	234,189	144,222	171,388	--	549,799
Operating income (loss)	(128,492)	55,867	48,414	--	(24,211)
Interest expense	(11,411)	(56,360)	(8,441)	--	(76,212)
Other income (expense), net	(57,268)	3,736	(2,327)	--	(55,859)
Equity in earnings of subsidiaries	30,436	23,699	--	(54,135)	--
Income (loss) before taxes	(166,735)	26,942	37,646	(54,135)	(156,282)
Provision (benefit) for income taxes	(67,074)	(3,494)	7,853	--	(62,715)
Net income (loss) from continuing operations	(99,661)	30,436	29,793	(54,135)	(93,567)
Net discontinued operations	--	______	(6,094)	_______	(6,094)
Net income (loss)	$(99,661)	$30,436	$23,699	$(54,135)	$(99,661)

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2001
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$330,694	$303,190	$433,475	$(98,073)	$969,286
Cost of sales	217,317	215,063	256,786	(98,073)	591,093
Gross profit	113,377	88,127	176,689	--	378,193
Selling, general and administrative expenses	91,256	108,883	152,074	--	352,213
Operating income (loss)	22,121	(20,756)	24,615	--	25,980
Interest expense	(32,765)	(9,343)	(9,374)	--	(51,482)
Other income (expense), net	(27,027)	17,069	(1,676)	--	(11,634)
Equity in earnings (losses) of subsidiaries	(16,381)	7,818	--	8,563	--
Income (loss) before taxes	(54,052)	(5,212)	13,565	8,563	(37,136)
Provision (benefit) for income taxes	(16,350)	11,169	4,638	--	(543)
Net income (loss) from continuing operations	(37,702)	(16,381)	8,927	8,563	(36,593)
Net discontinued operations	--	--	(1,109)	--	(1,109)
Net income (loss)	$(37,702)	$(16,381)	$ 7,818	$ 8,563	$(37,702)

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2000
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$275,273	$230,902	$472,353	$(85,551)	$892,977
Cost of sales	166,540	153,763	262,548	(85,551)	497,300
Gross profit	108,733	77,139	209,805	--	395,677
Selling, general and administrative expenses	70,875	50,549	149,613	--	271,037
Operating income (loss)	37,858	26,590	60,192	--	124,640
Interest expense	(22,402)	(18,703)	(6,140)	--	(47,245)
Other income (expense), net	(26,900)	28,347	(2,814)	--	(1,367)
Equity in earnings of subsidiaries	66,390	41,493	--	(107,883)	--
Income before taxes	54,946	77,727	51,238	(107,883)	76,028
Provision (benefit) for income taxes	81	11,337	8,557	--	19,975
Net income (loss) from continuing operations	54,865	66,390	42,681	(107,883)	56,053
Net discontinued operations	--	--	(1,188)	--	(1,188)
Net income (loss)	$54,865	$66,390	$41,493	$(107,883)	$54,865

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002
(in thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ (7,657)	$ 104,927	$ 64,930	$ 0	$ 162,200
Investing Activities
Capital expenditures	(22,859)	(21,566)	(29,965)	0	(74,390)
Purchase of businesses & intangibles, net of cash required	(8,843)	6,619	(5,089)	0	(7,313)
Net cash used in investing activities	(31,702)	(14,947)	(35,054)	0	(81,703)
Financing Activities:
Increase (Decrease) in short-term debt	0	19,500	(4,175)	0	15,325
Reduction of senior long-term debt	0	(106,451)	(10,916)	0	(117,367)
Proceeds from senior long-term debt	0	31,000	0	0	31,000
Proceeds from employee stock option and stock purchase plan and other	6,493	0	227	0	6,720
Change in long-term intercompany rec/pay	15,934	0	(15,934)	0	0
Change in intercompany dividends & investment in subsidiaries	26,211	(33,426)	7,215	0	0
Payment of debt issuance costs	580	0	0	0	580
Dividends paid	(9,235)	0	0	0	(9,235)
Net cash provided by (used in) financing activities	39,983	(89,377)	(23,583)	0	(72,977)
Net cash flows from exchange rate changes	0	0	1,549	0	1,549
Increase (decrease) in cash	624	603	7,842	0	9,069
Cash and cash equivalents at beginning of year	936	2,018	11,940	0	14,894
Cash and cash equivalents at end of period	$ 1,560	$ 2,621	$19,782	$ 0	$ 23,963

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001
(in thousands)
	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ (52,541)	$ 139,569	$ 32,356	$ 0	$ 119,384
Investing Activities
Capital expenditures	(39,420)	(25,411)	(20,416)	0	(85,247)
Purchase of businesses & intangibles, net of cash required	0	(645,992)	(18,052)	0	(664,044)
Other intangibles	(7,928)	(12,827)	(3,090)	0	(23,845)
Net cash used in investing activities	(47,348)	(684,230)	(41,558)	0	(773,136)
Financing Activities:
Increase (decrease) in short-term debt	0	500	4,190	0	4,690
Reduction of senior long-term debt	(87,000)	(268,282)	(2,792)	0	(358,074)
Proceeds from long-term debt	822,000	162,000	117	0	984,117
Proceeds from issuance of stock	5,545	0	0	0	5,545
Change in long-term intercompany rec/pay	(673,137)	669,851	3,286	0	0
Change in investment in subsidiaries	15,013	0	(15,013)	0	0
Change in intercompany dividends	17,855	(17,855)	0	0	0
Payment of debt issuance costs	(31,610)	0	0	0	(31,610)
Dividends paid	(7,541)	0	0	0	(7,541)
Net cash provided by (used in) financing activities	61,125	546,214	(10,212)	0	597,127
Net cash flows from exchange rate changes	0	0	(1,412)	0	(1,412)
Increase (decrease) in cash	(38,764)	1,553	(20,826)	0	(58,037)
Cash and cash equivalents at beginning of year	39,700	465	32,766	0	72,931
Cash and cash equivalents at end of period	$ 936	$ 2,018	$ 11,940	$ 0	$ 14,894

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000
(in thousands)
	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ (101,018)	$ 12,981	$ 121,161	$ 0	$ 33,124
Investing Activities
Capital expenditures	(22,186)	(18,034)	(31,868)	0	(72,088)
Purchase of businesses & intangibles, net of cash required	(181,367)	0	(92,768)	0	(274,135)
Other loans, net	(1,500)	0	0	0	(1,500)
Net cash used in investing activities	(205,053)	(18,034)	(124,636)	0	(347,723)
Financing Activities:
Increase (decrease) in short-term debt	0	(1,000)	(2,883)	0	(3,883)
Reduction of senior long-term debt	0	(234,300)	(2,329)	0	(236,629)
Proceeds from senior long-term debt	0	128,000	0	0	128,000
Proceeds from issuance of stock	490,388	0	0	0	490,388
Change in long-term intercompany rec/pay	(37,467)	146,431	(108,964)	0	0
Change in investment in subsidiaries	(102,268)	(30,707)	132,975	0	0
Change in intercompany dividends	2,906	(2,906)	0	0	0
Change in treasury stock	(759)	0	0	0	(759)
Payment of debt issuance costs	(747)	0	0	0	(747)
Dividends paid	(6,526)	0	0	0	(6,526)
Net cash provided by (used in) financing activities	345,527	5,518	18,799	0	369,844
Net cash flows from exchange rate changes	0	0	31	0	31
Increase (decrease) in cash	39,456	465	15,355	0	55,276
Cash and cash equivalents at beginning of year	244	0	17,411	0	17,655
Cash and cash equivalents at end of period	$ 39,700	$ 465	$ 32,766	$ 0	$ 72,931