Form 10-Q/A
period 2003-03-31
ALPHARMA INC
filed 2004-02-27
CIK 730469

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

This amendment on the Form 10-Q of Alpharma Inc. (the "Company") is being filed solely to reflect changes necessitated by the Company's revision of its audited financial statements for the years ended December 2000, 2001 and 2002 and the first three quarters of 2003. Items 1, 2, 3 and 4 of Part 1 are the only items being amended hereby, and, except as otherwise specified herein, such amendments presents information as of the original date of the Form 10-Q. Items not being amended are presented for the convenience of the reader only.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of March 31, 2003 and December 31, 2002	3
	Consolidated Statement of Operations for the Three Months Ended March 31, 2003 and 2002	4
	Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 - 25
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	26 - 31
Item 3	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4	Controls and Procedures	31 - 32
PART II. Item 1	OTHER INFORMATION Legal Proceedings	33
Item 6	Exhibits and Reports on Form 8-K	33 - 34
	Signatures	35
	Certifications	36-37

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	March 31, 2003 ( Restated)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 24,501	$ 23,872
Accounts receivable, net	239,197	234,327
Inventories	350,350	343,899
Prepaid expenses and other current assets	68,359	66,534
Assets of discontinued operations	2,731	2,797
Total current assets	685,138	671,429

Property, plant and equipment, net	473,447	482,273
Goodwill	674,479	671,912
Intangible assets, net	367,321	374,828
Assets of discontinued operations	6,619	6,666
Other assets and deferred charges	90,457	89,816

Total assets	$2,297,461	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 26,400	$ 28,592
Short-term debt	26,924	20,000
Accounts payable	138,029	134,568
Accrued expenses	156,756	165,758
Accrued and deferred income taxes	35,048	28,436
Liabilities of discontinued operations	1,423	1,247
Total current liabilities	384,580	378,601

Long-term debt:
Senior	454,011	471,561
Senior subordinated notes	200,588	200,293
Convertible subordinated notes	176,911	175,412
Deferred income taxes	37,738	38,706
Liabilities of discontinued operations	1,689	1,706
Other non-current liabilities	26,741	28,802
Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	7,990	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,050,101	1,046,802
Retained earnings	(22,576)	(27,797)
Accumulated other comprehensive loss	(15,272)	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,015,203	1,001,843
Total liabilities and stockholders' equity	$2,297,461	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003 ( Restated)	2002 ( Restated)

Total revenue	$302,237	$270,541
Cost of sales	175,221	161,662
Gross profit	127,016	108,879
Selling, general and administrative expenses	84,188	75,715
Research and development	14,705	17,005
Operating income	28,123	16,159
Interest expense and amortization of debt issuance costs	(16,962)	(20,188)
Loss on extinguishment of debt	(692)	(48,689)
Other income (expense), net	689	579
Income (loss) from continuing operations before income taxes	11,158	(52,139)
Provision (benefit) for income taxes	3,111	(20,461)
Income (loss) from continuing operations	8,047	(31,678)

Discontinued operations (Note 15):
Loss from discontinued operations	(588)	(305)
Income tax (benefit)	(78)	(43)
Loss on discontinued operations	(510)	(262)

Net income (loss)	$7,537	$(31,940)

Earnings per common share:
Basic
Income (loss) from continuing operations	$0.16	$(0.70)
Loss from discontinued operations	$(0.01)	$ --
Net income (loss)	$ 0.15	$(0.70)
Diluted
Income (loss) from continuing operations	$0.16	$(0.70)
Loss from discontinued operations	$(0.01)	$ --
Net income (loss)	$ 0.15	$(0.70)

Dividends per common share

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2003 ( Restated)		2002 ( Restated)
Operating Activities:
Net income (loss)	$ 7,537		$(31,940)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,655		18,964
Interest accretion on convertible debt	1,795		1,885
Expenses for exchange of convertible notes, net of tax	--		29,306
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,447)		29,644
(Increase) decrease in inventory	(5,331)		(16,238)
Increase in accounts payable, accrued expenses and taxes payable	1,223		5,377
Increase in prepaid expenses	(1,905)		(5,323)
Other, net	(3,449)		4,101
Net cash provided by operating activities	20,078		35,776

Investing Activities:
Capital expenditures	(7,002)		(18,261)
Purchase of intangible assets	(479)		(2,885)
Net cash used in investing activities	(7,481)		(21,146)

Financing Activities:
Dividends paid	(2,316)		(2,302)
Reduction of senior long-term debt	(41,221)		(41,436)
Net advances under lines of credit	30,374		20,628
Proceeds from issuance of common stock	248		3,524
Net capital contribution of parent	2,267		--
Net cash used in financing activities	(10,648)		(19,586)

Net cash flows from exchange rate changes	(1,411)		(249)

Increase (decrease) in cash	538		(5,205)
Cash and cash equivalents at beginning of year	23,963	*	14,894
Cash and cash equivalents at end of period	$24,501		$ 9,689

*Includes $91 of cash included in discontinued operations.

See notes to the consolidated condensed financial statements.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2002 Annual Report on Form 10-K/A. The reported results for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

	Quarters Ended March 31,
	2003	2002

Net income (loss), as reported	$ 7,537	$(31,940)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,568	808

Pro forma net income (loss)	$5,969	$(32,748)

Earnings (loss) per share:
Basic-as reported	$0.15	$(0.70)
Basic-pro forma	$0.12	$(0.72)

Diluted-as reported	$0.15	$(0.70)
Diluted-pro forma	$0.12	$(0.72)

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

1A.   Financial Statement Restatement

        The Company has restated its Financial Statements for the quarters ended March 31, 2003 and 2002, to reflect the results of operations for its French subsidiary, sold in 2003, as a discontinued operation and to adjust prior periods for a sales allowance adjustment that was initially recorded in total in the third quarter of 2003. The items adjusted are as follows:

Discontinued Operations

        On September 30, 2003, the Company sold its French subsidiary for $5,967. In accordance with SFAS 144, this subsidiary should be accounted for as a discontinued operation. In connection with the filing of Amendment No. 1 to the Company's December 31, 2002 Form 10-K, the net loss for this subsidiary for the years 2002, 2001, and 2000 are reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. The assets and liabilities representing the carrying value of the Company's French generics business are presented separately within the asset and liability sections of the Company's Consolidated Balance Sheet.

     The following table details selected financial information for the French subsidiary included within discontinued operations:
Statement of Operations:	Three Months Ended March 31,
	2003	2002

Revenues	$1,298	$1,516
(Loss) from operations	$(586)	$(301)
Pretax (loss)	$(588)	$(305)
Provision (benefit) for taxes	$(78)	$(43)
(Loss) from discontinued operations	$(510)	$(262)

Balance Sheet:	March 31, 2003	December 31, 2002

Current assets	$2,731	$2,797
Non-current assets	$6,619	$6,666
Current liabilities	$1,423	$1,247
Deferred taxes and other non-current liabilities	$1,689	$1,706

Sales Allowance Reserves in the Netherlands.

       The Company has restated the International Generics segment operating results. The restatement results from one business unit's improper application of Company policy with respect to the accrual of sales allowances. The Company initially recorded the total cumulative adjustment to the sales allowance reserve of $5,400 in the third quarter of 2003, based upon the immateriality of the adjustment to all prior periods. After further review the Company has concluded that it is appropriate to restate prior periods rather than record the total adjustment in the third quarter of 2003. The following summarizes the effects of the adjustments resulting from the sales allowance:

	Three Months Ended March 31,
Increase /(Decrease)	2003	2002

Revenue	$(531)	$(621)
Gross Profit	(531)	(621)
Net Income	(345)	(404)

     A summary of the effects of the adjustments for both discontinued operations and the sales allowance reserves on the accompanying balance sheet as of March 31, 2003 and statements of income for the periods ended March 31, 2002 and March 31, 2003.

	March 31, 2003
	Reported	Restated

Accounts receivable	$240,152	$239,197
Inventory	351,889	350,350
Other current assets	93,097	95,591
Current assets	685,138	685,138
Non current assets	1,612,323	1,612,323
Total assets	$2,297,461	$2,297,461

Current liabilities	$380,657	$384,580
Long-term debt	831,510	831,510
Deferred taxes and other	66,168	66,168
Retained earnings	(18,776)	(22,576)
Other stockholders' equity	1,037,902	1,037,779
Total liabilities and equity	$2,297,461	$2,297,461

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Reported	Restated	Reported	Restated

Total revenue	$304,066	$302,237	$272,678	$270,541
Cost of sales	175,826	175,221	162,289	161,662
Gross profit	128,240	127,016	110,389	108,879
Operating expenses	100,172	98,893	93,910	92,720
Operating income	28,068	28,123	16,479	16,159
Interest expense	(16,964)	(16,962)	(20,192)	(20,188)
Other, net	(3)	(3)	(48,110)	(48,110)
Income (loss) from continuing operations before provision for income taxes	11,101	11,158	(51,823)	(52,139)
Provision (benefit) for income taxes	3,219	3,111	(20,287)	(20,461)
Net income (loss) from continuing operations	7,882	8,047	(31,536)	(31,678)
Loss from discontinued operations	--	(510)	--	(262)
Net income (loss)	$7,882	$7,537	$(31,536)	$(31,940)
Earnings per diluted common share:
Income (loss) from continuing operations	$0.15	$0.16	$(0.69)	$(0.70)
(Loss) from discontinued operations	$ --	$(0.01)	$ --	$ --
Net income (loss)	$0.15	$0.15	$(0.69)	$(0.70)

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

3.      Inventories
Inventories consist of the following:	March 31, 2003	December 31, 2002

Finished product	$171,990	$178,708
Work-in-process	67,678	54,302
Raw materials	110,682	110,889
	$350,350	$343,899

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

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss) - basic	$7,537	$(31,940)
Adjustments under the if-converted converted method, net of tax	--	--
Adjusted net income (loss) - diluted	$7,537	$(31,940)

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

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2002	$374,828

Additions	375
Amortization	(8,676)
Translation adjustment	794

Balance, March 31, 2003	$367,321

Accumulated amortization, March 31, 2003	$111,595

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended March 31, 2003, are as follows:
	IG	API	USHP	AH	Total
Balance December 31, 2002	$260,362	$4,927	$406,623	$--	$671,912
Foreign exchange translation	2,374	193	--	--	2,567

Balance March 31, 2003	$262,736	$5,120	$406,623	$ --	$674,479

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

7.      Reorganization, Refocus and other Actions

     The Company has substantially completed its reorganization and refocus efforts. The following table presents cash activity in the severance and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2002	$8,434	$17,420
Charges	-	200
	8,434	17,620

Payments	(1,767)	(1,915)

Translation adjustments	(76)	--

Balance, March 31, 2003	$6,591	$15,705

8.      Supplemental Data
	Three Months Ended
	March 31, 2003	March 31, 2002
Other income (expense), net:
Interest income	$ 126	$567
Foreign exchange losses, net	(419)	(846)
Litigation/Insurance settlements	1,200	561
Income from WYNCO, carried at equity	20	258
Other, net	(238)	39
	$ 689	$579
Interest expense and amortization of debt costs:

Interest expense	$(15,670)	$(18,922)
Amortization of debt costs	(1,292)	(1,266)
	$(16,962)	$(20,188)
Supplemental cash flow information:

Cash paid for interest	$7,269	$10,535
Cash paid (refunded) for income taxes, net	$5,577	$(14,601)

Other non-cash financing activities:

Exchange of convertible notes into equity	$ --	$109,892

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive loss. Total comprehensive income (loss) amounted to approximately $12,365 and $(36,326) for the three months ended March 31, 2003 and 2002, respectively.

      The components of accumulated other comprehensive loss for the Company include:
	Quarter Ended
	March 31, 2003	December 31, 2002

Cumulative translation adjustment	$(9,839)	$(15,036)
Minimum pension liability, net	(1,797)	(1,797)
Unrealized losses on derivative contracts, net	(3,636)	(3,267)
	$(15,272)	$(20,100)

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

	Three Months Ended March 31,
	2003	2002	2003	2002
	Revenues		Operating Income

IG *	$83,602	$69,063	$7,726	$5,813
API	30,786	19,337	16,849	9,373
HPI	114,388	88,400	24,575	15,186

USHP	124,092	113,474	10,874	6,583
Total Human Pharmaceuticals	238,480	201,874	35,449	21,769

Animal Health	66,989	70,516	2,645	1,986

Unallocated and eliminations	(3,232)	(1,849)	(9,971)	(7,596)
	$302,237	$270,541	$28,123	$16,159

* Restated see Note 1A.

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operation and have been restated. (See Note 1A). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of March 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,312	$ 7,028	$ 15,161	$ --	$ 24,501
Accounts receivable, net	34,237	111,187	93,773	--	239,197
Inventories	106,424	123,377	131,222	(10,673)	350,350
Prepaid expenses and other	23,049	31,491	10,585	3,234	68,359
Assets of discontinued operations			2,731		2,731
Intercompany receivables	1,428,602	2,046,943	954,194	(4,429,739)	--
Total current assets	1,594,624	2,320,026	1,207,666	(4,437,178)	685,138

Property, plant & equipment, net	121,806	167,986	183,655	--	473,447
Goodwill	1,250	406,624	266,605	--	674,479
Intangible assets, net	53,229	193,383	120,709	--	367,321
Investment in subsidiaries	830,066	497,159	--	(1,327,225)	--
Assets of discontinued operations			6,619		6,619
Other assets and deferred charges	42,302	11,582	36,573	--	90,457
Total assets	$2,643,277	$3,596,760	$1,821,827	$(5,764,403)	$2,297,461

Current liabilities:
Short term debt	--	17,000	9,924	--	26,924
Long term debt, current portion	--	24,800	1,600	--	26,400
Accounts payable and accrued expenses	72,377	126,090	96,318	--	294,785
Accrued and deferred income taxes	20,647	(31)	14,432	--	35,048
Liabilities of discontinued operations			1,423		1,423
Intercompany payables	1,371,577	2,050,209	1,007,953	(4,429,739)	--
Total current liabilities	1,464,601	2,218,068	1,131,650	(4,429,739)	384,580

Long term debt:
Senior	--	423,604	30,407	--	454,011
Convertible subordinated notes	176,912	200,587	--	--	377,499
Liabilities of discontinued operations			1,689		1,689
Deferred income taxes	(18,922)	39,206	17,454	--	37,738
Other non-current liabilities	5,483	1,565	19,693	--	26,741

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	7,990	--	--	--	7,990
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,050,101	693,078	493,272	(1,186,350)	1,050,101
Retained earnings	(22,576)	20,652	157,490	(178,142)	(22,576)
Accumulated other comprehensive loss	(15,272)	--	(29,828)	29,828	(15,272)
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,015,203	713,730	620,934	(1,334,664)	1,015,203
Total liabilities & stockholders' equity	$2,643,277	$3,596,760	$1,821,827	$(5,764,403)	$2,297,461

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

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$ 76,243	$ 121,720	$137,427	$(33,153)	$302,237
Cost of sales	47,474	78,756	82,144	(33,153)	175,221
Gross profit	28,769	42,964	55,283	--	127,016
Operating expenses	24,336	33,095	41,462	--	98,893
Operating income	4,433	9,869	13,821	--	28,123
Interest expense - 3rd parties	(3,798)	(12,415)	(749)	--	(16,962)
Other income (expense), net	798	(162)	(639)	--	(3)
Equity in earnings of subsidiaries	6,194	8,920	--	(15,114)	--

Income (loss) before taxes	7,627	6,212	12,433	(15,114)	11,158
Provision (benefit) for income taxes	90	18	3,003	--	3,111
Net income (loss) from continuing operations	$ 7,537	$ 6,194	$9,430	$(15,114)	$8,047
Net discountinued operations	-	-	(510)	-	(510)
Net Income (loss)	$7,537	$6,194	$8,920	$(15,114)	$7,537

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2002
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$70,063	$112,553	$110,253	$(22,328)	$270,541
Cost of sales	45,866	73,106	65,018	(22,328)	161,662
Gross profit	24,197	39,447	45,235	--	108,879
Operating expenses	25,253	34,222	33,245	--	92,720
Operating income (loss)	(1,056)	5,225	11,990	--	16,159
Interest expense - 3rd parties	(19,149)	(153)	(886)	--	(20,188)
Other income (expense), net	(48,084)	1,293	(1,319)	--	(48,110)
Equity in earnings of subsidiaries	16,816	7,527	--	(24,343)	--

Income (loss) before taxes	(51,473)	13,892	9,785	(24,343)	(52,139)
Provision (benefit) for income taxes	(19,533)	(2,924)	1,996	--	(20,461)
Net income (loss) from continuing operations	$(31,940)	$16,816	$7,789	$(24,343)	$(31,678)
Net discontinued operations	-	-	(262)	-	(262)
Net income (loss)	$(31,940)	$16,816	$7,527	$(24,343)	$(31,940)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2003
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ 8,961	$14,566	$(3,449)	$ 0	$ 20,078
Investing Activities
Capital expenditures	(976)	(2,231)	(2,403)	0	(5,610)
Purchase of businesses & intangibles, net of cash required	(571)	(75)	(1,225)	0	(1,871)
Net cash used in investing activities	(1,547)	(2,306)	(3,628)	0	(7,481)
Financing Activities:
Increase (Decrease) in short-term debt	0	(3,000)	10,374	0	7,374
Reduction of senior long-term debt	0	(40,863)	(358)	0	(41,221)
Proceeds from senior long-term debt	0	23,000	0	0	23,000
Proceeds from employee stock option and stock purchase plan and other	3,351	(836)	0	0	2,515
Change in long-term intercompany rec/pay	0	0	0	0	0
Change in intercompany dividends & investment in subsidiaries	(7,697)	13,846	(6,149)	0	0
Dividends paid	(2,316)	0	0	0	(2,316)
Net cash provided by (used in) financing activities	(6,662)	(7,853)	3,867	0	(10,648)
Net cash flows from exchange rate changes	0	0	(1,411)	0	(1,411)
Increase (decrease) in cash	752	4,407	(4,621)	0	538
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	0	23,963
Cash and cash equivalents at end of period	$2,312	$7,028	$15,161	$ 0	$24,501

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2002
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$19,130	$10,256	$ 6,390	$ 0	$35,776
Investing Activities
Capital expenditures	(7,505)	(6,120)	(3,136)	0	(16,761)
Purchase of businesses & intangibles, net of cash required	(4,114)	0	(271)	0	(4,385)
Net cash used in investing activities	(11,619)	(6,120)	(3,407)	0	(21,146)
Financing Activities:
Increase (decrease) in short-term debt	15,000	(500)	6,128	0	20,628
Reduction of senior long-term debt	(40,406)	0	(1,030)	0	(41,436)
Proceeds from senior long-term debt	0	0	0	0	0
Proceeds from employee stock option and stock purchase plan and other	3,646	0	(122)	0	3,524
Change in long-term intercompany rec/pay	2,873	0	(2,873)	0	0
Change in intercompany dividends & investment in subsidiaries	14,178	(14,678)	500	0	0
Dividends paid	(2,302)	0	0	0	(2,302)
Net cash provided by (used in) financing activities	(7,011)	(15,178)	2,603	0	(19,586)
Net cash flows from exchange rate changes	0	0	(249)	0	(249)
Increase (decrease) in cash	500	(11,042)	5,337	0	(5,205)
Cash and cash equivalents at beginning of year	936	2,018	11,940	0	14,894
Cash and cash equivalents at end of period	$1,436	$(9,024)	$17,277	$ 0	$9,689

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

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations
(In millions, except per share data)

The following information has been amended to reflect the restatements made to the Consolidated Financial Statements as further discussed in Note 1A, "Financial Statement Restatement." This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements that involve risks and uncertainties.

Overview

     In the third quarter of 2003, the Company closed the sale of its French subsidiary, Alpharma SAS ("SAS") for approximately $6.0 million. The operations of SAS have been removed from the continuing operations of the Company and are classified as a discontinued operation. Prior periods have been reclassified to reflect this classification. All companies of results of operations refer to continuing operations and reflect the elimination of SAS.

Results of Operations - Three months ended March 31, 2003

      Total revenue increased $31.7 million (11.7%) in the three months ended March 31, 2003 compared to 2002. Operating income in 2003 was $28.1 million, an increase of $12.0 million compared to 2002. In 2002, the Company recorded a net loss of $31.9 million ($.70 per share) compared to net income of $7.5 million ($.14 per diluted share) in 2003. 2002 results include significant charges and expenses related to the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$83.5	$69.0	$ 7.7	$5.8
Active Pharmaceutical Ingredients ("API")	30.8	19.3	16.9	9.4
US Human Pharmaceuticals (USHP)	124.1	113.5	10.9	6.6
Total Human Pharmaceuticals	238.4	201.8	35.5	21.8
Animal Health	67.0	70.5	2.6	2.0
Unallocated and Eliminations	(3.2)	(1.8)	(10.0)	(7.6)
Total	$302.2	$270.5	$28.1	$16.2

Revenues

      Revenues in USHP increased $10.6 million (9.4%) due to the increased pricing and volume gains in solid dose products partially offset by an unfavorable solid dose mix and liquid dose volume declines due to Baltimore remediation activities.

      Revenues in IG increased $14.5 million (21%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues grew approximately 2% as higher volume of products (9%) was substantially offset by price declines (7%), mainly in the United Kingdom. Included in IG revenues are revenues for Pentalong, a product sold in Germany. Such revenues for the quarters ended March 31, 2003 and 2002 were $4.7 million and $4.5 million, respectively. For the full year 2002, Pentalong revenues totaled $20.1 million. Legislation proposed in Germany for introduction in 2003 would remove certain products from eligibility for government patient reimbursement, including Pentalong. The Company is attempting to have Pentalong included as a product eligible for reimbursement but cannot predict whether it will be successful.

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

Gross Profit

      On a Company-wide basis gross profit increased $18.1 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 42% as reported in 2003, versus 40% as reported in 2002. Included in 2002 is a reduction in margin of $5.3 million (2%) due to purchase accounting adjustments for the OPB.

      The increase in gross margin dollars results primarily from price increases in USHP and API, and positive currency effects in IG, offset by volume reductions and remediation costs incurred by USHP and lower IG pricing.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $8.5 million (11%) in 2003 as compared to 2002. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar. 2003 includes severance of $2.7 million primarily incurred in Corporate. 2002 had severance charges totaling $2.5 million related to management reorganization.

      Research and development expenses decreased $2.3 million in 2003 due primarily to the timing of clinical studies mainly by USHP.

Operating Income

      Operating income increased by $12.0 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$5.8	$9.4	$6.6	$2.0	$(7.6)	$16.2

2002 severance and USHP purchase accounting	..4	..1	5.3	..9	1.1	7.8

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products, acquisitions and expenses	1.5	7.4	(1.0)	.4	(1.5)	6.8

2003 as reported	$7.7	$16.9	$10.9	$2.6	$(10.0)	$28.1

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $3.2 million to $17.0 million in 2003 due to decreased debt levels and lower interest rates versus a year ago. Amortization of debt issuance costs was $1.3 million in both 2003 and 2002.

Loss on Extinguishment of Debt

     First quarter 2003 results include $0.7 million of expense associated with the write-off of deferred loan costs. First quarter 2002 results include charges of $48.0 million related to the exchange of $110 million of convertible notes for Class A Common Stock.

Other, Net

      Other income (expense) netted to $0.7 million of net income in 2003 compared to $0.6 million of net income in 2002. First quarter 2003 results include $1.2 million of income associated with an insurance recovery. A detail of Other income (expense) follows.
	Three Months Ended
	March 31, 2003	March 31, 2002
Other income (expense), net:
Interest income	$ .1	$ .6
Foreign exchange losses, net	(.4)	(.8)
Litigation/Insurance settlements	1.2	.6
Income from WYNCO, carried at equity	--	.2
Other, net	(.2)	--
	$ .7	$ .6

Tax Provision

      The tax provision in 2003 was approximately 29% compared to a 39.1% benefit in 2002. The Company currently estimates its 2003 effective tax rate at approximately 29%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast.

2003 Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for approximately $6.0 million. The net loss for this subsidiary of $.5 million and $.3 million for the three months ended March 31, 2003 and 2002 respectively, is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations.

     The following table details selected financial information for the French subsidiary included within discontinued operations:
	Three Months Ended March 31
($ in millions)	2003	2002

Revenues	$1.3	$1.5
Loss from operations	(.6)	(.3)
Pretax loss	(.6)	(.3)
Provision (benefit) for taxes	(.1)	--
Loss from discontinued operations	$ (.5)	$ (.3)

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

Financial Condition

      At March 31, 2003, stockholders' equity was $1,015.2 million compared to $1,001.8 million at December 31, 2002. The ratio of long-term debt to equity was 0.82:1 at March 31, 2003 and 0.85:1 at December 31, 2002.

      Working capital at March 31, 2003 was $300.6 million compared to $292.8 million at December 31, 2002. The current ratio was 1.78:1 at March 31, 2003 compared to 1.77:1 at December 31, 2002.

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

During the third quarter of 2003, subsequent to the period covered by this report, in the course of a routine internal audit review, the Company determined that certain sales allowances were being recorded when paid in one of its International Generics' businesses. This practice had been in place for over ten years. The Company's policy is to accrue these sales allowances when the related revenues are recorded. As a result, the Company has revised its financial statements at and for the years ended December 31, 2002, 2001 and 2000, and for the three months ended March 31, 2003 and 2002, the six months ended June 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, to adjust its reserves for sales allowances in the International Generics segment. In response to this, the Company has reviewed its accounting for sales allowances at all of its significant operations, including the operation where the error was discovered, to confirm that allowances are being estimated and accrued in accordance with established Company policies.

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

___________

Statements made in this Form 10-Q/A, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K/A for the year ended December 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

        4.3     Indenture dated April 24, 2003 by and between the Registrant and Wachovia Bank, National Association Trustee with respect to the 8 5/8% Senior Notes due 2011 is filed as an Exhibit to this report.*

        4.3A   Registration Right Agreement by and among Alpharma and each of the Guarantors, Bank of America Securities LLC and CIBC World Markets Corp. dated April 24, 2003 is filed as an Exhibit to this report.*

        10.1   Amendment No. 1 to the Credit Agreement dated as of December 16, 2002, among the Company, Bank of America and other lenders was filed as Exhibit 10.5 to the Company's September 30, 2003 quarterly report on Form 10-Q and is incorporated by reference. **

       10.1A  Amendment No. 2 to the Credit Agreement dated as of April 3, 2003, among the Company, Bank of America and other lenders was filed as Exhibit 10.6 to the Company's September 30, 2003 quarterly report on Form 10-Q and is incorporated by reference. ***

        10.2   Employment Agreement dated February 28, 2003, between the Company and Fred Lynch is filed as an Exhibit to this report.*

        10.3   Employment Agreement dated November 6, 2002, between the Company and Ronald Warner is filed as an Exhibit to this report.*

        10.3A  Amendments to the Employment Agreement dated February 26, 2003, between the Company and Ronald Warner is filed as an Exhibit to this report.*

        10.4   Employment Agreement dated February 26, 2003, between the Company and Kurt Orlofski is filed as an Exhibit to this report.*

        10.5   Employment Agreement dated February 26, 2003, between the Company and Mark Stier is filed as an Exhibit to this report.*

        10.6   Employment Agreement dated February 26, 2003, between the Company and Michael Nestor is filed as an Exhibit to this report.*

        18.     Letter from PricewaterhouseCoopers regarding a change in accounting from LIFO to FIFO dated March 31, 2003.*

        31.0 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

       32.0   Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

*      Previously filed with the Company's original March 31, 2003 quarterly report on Form 10-Q.

**    Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

***  The request for confidential treatment previously filed with respect to this Exhibit has been withdrawn and the Exhibit has been filed in its entirety as an Exhibit to the Company's September 30, 2003 quarterly report on Form 10-Q.

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

Exhibit 31.0

CERTIFICATION REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a) AND UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ingrid Wiik, Chief Executive Officer of Alpharma Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Alpharma Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 27, 2004

/s/ Ingrid Wiik__________________

Ingrid Wiik

President and Chief Executive Officer

CERTIFICATION REQUIRED BY RULE 13a-14(a) OR RULE 15d-14(a) AND UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew Farrell, Chief Financial Officer of Alpharma Inc., certify that:

  I have reviewed this quarterly report on Form 10-Q/A of Alpharma Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4, The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 27, 2004

/s/ Matthew Farrell________

Matthew Farrell

Chief Financial Officer