Form 10-Q/A
period 2003-06-30
ALPHARMA INC
filed 2004-02-27
CIK 730469

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

This amendment on the Form 10-Q of Alpharma Inc. (the "Company") is being filed solely to reflect changes necessitated by the Company's restatement of its audited financial statements for the years ended December 2000, 2001 and 2002 and the first two quarters of 2003. Items 1, 2, 3 and 4 of Part 1 are the only items being amended hereby, and, except as otherwise specified herein, such amendments presents information as of the original date of the Form 10-Q. Items not being amended are presented for the convenience of the reader only.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of June 30, 2003 and December 31, 2002	3
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2003 and 2002	4
	Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 - 28
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	29 - 37
Item 3	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4	Controls and Procedures	37 - 38
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	39
Item 4	Submission of Matters to a Vote of Security Holders	39 - 40
Item 6	Exhibits and Reports on Form 8-K	40 - 41
	Signatures	42

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	June 30, 2003 (Restated)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 18,394	$ 23,872
Accounts receivable, net	257,666	234,327
Inventories	358,359	343,899
Prepaid expenses and other current assets	64,605	66,534
Assets of discontinued operations	3,530	2,797
Total current assets	702,554	671,429

Property, plant and equipment, net	474,951	482,273
Goodwill	687,209	671,912
Intangible assets, net	360,511	374,828
Assets of discontinued operations	6,776	6,666
Other assets and deferred charges	87,505	89,816

Total assets	$2,319,506	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,544	$ 28,592
Short-term debt	15,118	20,000
Accounts payable	129,997	134,568
Accrued expenses	157,593	165,758
Accrued and deferred income taxes	33,280	28,436
Liabilities of discontinued operations	1,441	1,247
Total current liabilities	365,973	378,601

Long-term debt:
Senior	669,750	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes	178,430	175,412
Deferred income taxes	26,410	38,706
Liabilities of discontinued operations	1,684	1,706
Other non-current liabilities	27,469	28,802
Commitments and contingencies (see Note 10)
Stockholders' equity:
Class A Common Stock	8,018	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,053,723	1,046,802
Unearned compensation	(1,142)	--
Retained earnings (deficit)	(28,997)	(27,797)
Accumulated other comprehensive income (loss)	23,228	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,049,790	1,001,843
Total liabilities and stockholders' equity	$2,319,506	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003 (Restated)	2002 (Restated)	2003 (Restated)	2002 (Restated)

Total revenue	$333,018	$299,982	$635,255	$570,523
Cost of sales	192,985	167,693	368,206	329,355
Gross profit	140,033	132,289	267,049	241,168
Selling, general and administrative expenses	90,467	81,126	174,655	156,841
Research and development	15,670	15,936	30,375	32,941
Operating income	33,896	35,227	62,019	51,386
Interest expense and amortization of debt issuance costs	(15,875)	(18,716)	(32,837)	(38,904)
Loss on extinguishment of debt	(28,408)	--	(29,100)	(48,689)
Other income (expense), net	1,193	(1,745)	1,882	(1,166)
Income (loss) from continuing operations before income taxes	(9,194)	14,766	1,964	(37,373)
Provision (benefit) for income taxes	(5,574)	4,595	(2,463)	(15,866)
Income (loss) from continuing operations	(3,620)	10,171	4,427	(21,507)

Discontinued operations (Note 15):
Loss from discontinued operations	(560)	(64)	(1,148)	(369)
Income tax (benefit)	(85)	(52)	(163)	(95)
Loss on discontinued operations	(475)	(12)	(985)	(274)

Net income (loss)	$(4,095)	$10,159	$3,442	$(21,781)

Earnings per common share:
Basic
Income (loss) from continuing operations	$(0.07)	$0.20	$0.09	$(0.44)
Loss from discontinued operations	$(0.01)	$ --	$(0.02)	$(0.01)
Net income (loss)	$(0.08)	$0.20	$0.07	$(0.45)
Diluted
Income (loss) from continuing operations	$(0.07)	$0.20	$0.09	$(0.44)
Loss from discontinued operations	$(0.01)	$ --	$(0.02)	$(0.01)
Net income (loss)	$(0.08)	$0.20	$0.07	$(0.45)

Dividends per common share

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2003 ( Restated)		2002 ( Restated)
Operating Activities:
Net income (loss)	$3,442		$(21,781)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,583		39,014
Interest accretion on convertible debt	3,313		3,303
Expenses for exchange of convertible notes, net of tax	--		29,306
Write off of unamortized loan costs	6,909		--
Gain on sale of property	(2,294)		--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(17,956)		15,905
Increase in inventory	(7,949)		(32,372)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(11,594)		10,855
Decrease (increase) in prepaid expenses	2,221		(3,334)
Other, net	(4,256)		8,717
Net cash provided by operating activities	19,419		49,613

Investing Activities:
Capital expenditures	(19,845)		(37,417)
Purchase of intangible assets	(797)		(4,783)
Proceeds from sale of property	2,355		--
Net cash used in investing activities	(18,287)		(42,200)

Financing Activities:
Dividends paid	(4,642)		(4,609)
Reduction of long-term debt	(248,587)		(47,757)
Issuance of senior unsecured debt	220,000		--
Net advances under lines of credit	23,145		36,792
Proceeds from issuance of common stock	2,756		4,715
Net capital contribution of parent	2,267		--
Net cash used in financing activities	(5,061)		(10,859)

Net cash flows from exchange rate changes	(1,177)		1,436

Decrease in cash	(5,106)		(2,010)
Cash and cash equivalents at beginning of year	23,963	**	14,894
Cash and cash equivalents at end of period	$18,857	*	$12,884

* Includes $463 of cash from discontinued operations.

** Includes $91 of cash from discontinued operations.

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousand of dollars, except per share data)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(4,095)	$10,159	$3,442	$(21,781)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,260	2,026	2,828	2,834

Pro forma net income (loss)	$(5,355)	$8,133	$ 614	$(24,615)

Earnings (loss) per share:
Basic-as reported	$(0.08)	$0.20	$0.07	$(0.45)
Basic-pro forma	$(0.10)	$0.16	$0.01	$(0.51)

Diluted-as reported	$(0.08)	$0.20	$0.07	$(0.45)
Diluted-pro forma	$(0.10)	$0.16	$0.01	$(0.51)

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

1A.   Financial Statement Restatement

        The Company has restated its Financial Statements for the quarters ended June 30, 2003 and 2002, to reflect the results of operations for its French subsidiary, sold in 2003, as a discontinued operation and to adjust prior periods for a sales allowance adjustment that was initially recorded in total in the third quarter of 2003. The items adjusted are as follows:

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

     The following table details selected financial information for the French subsidiary included within discontinued operations.
Statement of Operations:	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$1,510	$1,576	$2,808	$3,092
(Loss) from operations	$(551)	$(64)	$(1,137)	$(365)
Pretax (loss)	$(560)	$(64)	$(1,148)	$(369)
Provision (benefit) for taxes	$(85)	$(52)	$(163)	$(95)
(Loss) from discontinued operations	$(475)	$(12)	$(985)	$(274)

Balance Sheet	June 31,	December 31,
	2003	2002

Current assets	$3,530	$2,797
Non-current assets	$6,776	$6,666

Current liabilities	$1,441	$1,247
Deferred taxes and other non-current liabilities	$1,684	$1,706

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
	Three Months Ended June 30,		Six Months Ended June 30,
Increase /(Decrease)	2003	2002	2003	2002

Revenue	$177	$(158)	$(354)	$(779)
Gross Profit	177	(158)	(354)	(779)
Net Income	115	(103)	(230)	(507)

     A summary of the effects of the adjustments for both the discontinued operation and the sales allowance reserves on the accompanying balance sheet as of June 30, 2003 and statements of income for the periods ended June 30, 2002 and June 30, 2003.

	June 30, 2003
	Reported	Restated

Accounts receivable	$258,711	$257,666
Inventory	360,168	358,359
Other current assets	83,675	86,529
Current assets	702,554	702,554
Non-current assets	1,616,952	1,616,952
Total assets	$2,319,506	$2,319,506

Current liabilities	$361,910	$365,973
Long-term debt	848,180	848,180
Deferred taxes and other	55,563	55,563
Retained earnings (deficit)	(25,312)	(28,997)
Other stockholders' equity	1,079,165	1,078,787
Total liabilities and equity	$2,319,506	$2,319,506

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Reported	Restated	Reported	Restated

Total revenue	$334,351	$333,018	$638,417	$635,255
Cost of sales	193,735	192,985	369,561	368,206
Gross profit	140,616	140,033	268,856	267,049
Operating expenses	107,448	106,137	207,620	205,030
Operating income	33,168	33,896	61,236	62,019
Interest expense	(15,884)	(15,875)	(32,848)	(32,837)
Other, net	(27,215)	(27,215)	(27,218)	(27,218)
Income (loss) from continuing operations before provision for income taxes	(9,931)	(9,194)	1,170	1,964
Provision (benefit) for income taxes	(5,721)	(5,574)	(2,502)	(2,463)
Net income (loss) from continuing operations	(4,210)	(3,620)	3,672	4,427
Loss from discontinued operations	--	(475)	--	(985)
Net income (loss)	$(4,210)	$(4,095)	$3,672	$3,442
Earnings per diluted common share:
Income (loss) from continuing operations	$(0.08)	$(0.07)	$0.07	$0.09
(Loss) from discontinued operations	$ --	$(0.01)	$ --	$(0.02)
Net income (loss)	$(0.08)	$(0.08)	$0.07	$0.07

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	Reported	Restated	Reported	Restated

Total revenue	$301,716	$299,982	$574,394	$570,523
Cost of sales	168,342	167,693	330,631	329,355
Gross profit	133,374	132,289	243,763	241,168
Operating expenses	98,053	97,062	191,963	189,782
Operating income	35,321	35,227	51,800	51,386
Interest expense	(18,718)	(18,716)	(38,910)	(38,904)
Other, net	(1,743)	(1,745)	(49,853)	(49,855)
Income (loss) from continuing operation before provision for income taxes	14,860	14,766	(36,963)	(37,373)
Provision (benefit)for income taxes	4,598	4,595	(15,689)	(15,866)
Net income (loss) from continuing operations	10,262	10,171	(21,274)	(21,507)
Loss from discontinued operations	--	(12)	--	(274)
Net income (loss)	$10,262	$10,159	$(21,274)	$(21,781)
Earnings per diluted common share:
Income (loss) from continuing operations	$0.20	$0.20	$(0.44)	$(0.44)
(Loss) from discontinued operations	$ --	$ --	$ --	$(0.01)
Net income (loss)	$0.20	$0.20	$(0.44)	$(0.45)

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

3.      Inventories

Inventories consist of the following:	June 30, 2003	December 31, 2002

Finished product	$188,260	$178,708
Work-in-process	68,009	54,302
Raw materials	102,090	110,889
	$358,359	$343,899

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

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) - basic	$(4,095)	$10,159	$3,442	$(21,781)
Adjustments under the if-converted method, net of tax	--	--	--	--
Adjusted net income (loss) - diluted	$(4,095)	$10,159	$3,442	$(21,781)

6.   Goodwill and Intangible Assets

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

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2002	$374,828

Additions	566
Amortization	(17,458)
Translation adjustment and other	2,575

Balance, June 30, 2003	$360,511

Accumulated amortization, June 30, 2003	$128,735

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

7.      Reorganization, Refocus and other Actions

     The following table presents cash activity in the severance, and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2002	$8,434	$17,420
Charges	-	395
	8,434	17,815

Payments	(4,058)	(4,585)

Translation adjustments	(56)	--

Balance, June 30, 2003	$4,320	$13,230

8.      Supplemental Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Other income (expense), net:
Interest income	$ 209	$ 209	$ 335	$ 776
Foreign exchange gains (losses), net	1,590	(2,440)	1,171	(3,286)
Litigation/Insurance settlements	--	--	1,200	561
Income from WYNCO, carried at equity	168	329	188	587
Other, net	(774)	157	(1,012)	196
	$1,193	$(1,745)	$1,882	$(1,166)
Interest expense and amortization of debt costs:

Interest expense	$(14,735)	$(17,525)	$(30,405)	$(36,447)
Amortization of debt costs	(1,140)	(1,191)	(2,432)	(2,457)
	$(15,875)	$(18,716)	$(32,837)	$(38,904)
Supplemental cash flow information:

Cash paid for interest			$26,660	$35,987
Cash paid (refunded) for income taxes, net			$ 6,100	$(22,384)

Other non-cash financing activities:

Exchange of convertible notes into equity			$ --	$109,982

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $34,405 and $71,964 for the three months ended June 30, 2003 and 2002, respectively and $46,770 and $35,638 for the six months ended June 30, 2003 and 2002, respectively.

      The components of accumulated other comprehensive income (loss) for the Company include:
	Period Ended
	June 30, 2003	December 31, 2002

Cumulative translation adjustment	$28,502	$(15,036)
Minimum pension liability, net	(1,797)	(1,797)
Unrealized losses on derivative contracts, net	(3,477)	(3,267)
	$23,228	$(20,100)

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

Three Months Ended June 30,
2003	2002		2003	2002
Revenues			Operating Income

IG *	$97,030	$78,800	$9,931	$9,655
API	35,678	19,476	22,161	9,384
USHP	132,410	123,888	8,334	18,213
Total Human Pharmaceuticals	265,118	222,164	40,426	37,252

Animal Health	68,803	78,449	3,010	6,938
Unallocated and eliminations	(903)	(631)	(9,540)	(8,963)
	$333,018	$299,982	$33,896	$35,227

	Six Months Ended June 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG *	$180,632	$147,863	$17,657	$15,468
API	66,464	38,813	39,010	18,757
USHP	256,502	237,362	19,208	24,796
Total Human Pharmaceuticals	503,598	424,038	75,875	59,021

Animal Health	135,792	148,965	5,655	8,924
Unallocated and eliminations	(4,135)	(2,480)	(19,511)	(16,559)
	$635,255	$570,523	$ 62,019	$ 51,386

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operation and have been restated. (See Note 1A.) The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of June 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,777	$3,425	$12,192	$ --	$18,394
Accounts receivable, net	37,123	115,949	104,594	--	257,666
Inventories	103,371	129,137	136,825	(10,974)	358,359
Prepaid expenses and other	22,884	29,085	9,326	3,310	64,605
Assets of discontinued operations			3,530		3,530
Intercompany receivables	1,365,159	1,227,417	1,005,369	(3,597,945)	--
Total current assets	1,531,314	1,505,013	1,271,836	(3,605,609)	702,554

Property, plant & equipment, net	119,671	168,122	187,158	--	474,951
Goodwill	1,250	406,624	279,335	--	687,209
Intangible assets, net	51,914	189,058	119,539	--	360,511
Investment in subsidiaries	907,518	508,607	--	(1,416,125)	--
Assets of discontinued operations			6,776		6,776
Other assets and deferred charges	35,710	10,139	41,656	--	87,505
Total assets	$2,647,377	$2,787,563	$1,906,300	$(5,021,734)	$2,319,506

Current liabilities:
Short term debt	$ 9,000	$ --	$ 6,118	$ --	$ 15,118
Long term debt, current portion	25,540	1,400	1,604	--	28,544
Accounts payable and accrued expenses	70,630	118,031	98,929	--	287,590
Accrued and deferred income taxes	15,539	(1,993)	19,734	--	33,280
Lisabilities of discontinued operations			1,441		1,441
Intercompany payables	684,067	1,885,084	1,028,794	(3,597,945)	--
Total current liabilities	804,776	2,002,522	1,156,620	(3,597,945)	365,973

Long term debt:
Senior	636,559	3,200	29,991	--	669,750
Convertible subordinated notes	178,430	--	--	--	178,430
Liabilities of discontinued operations			1,684		1,684
Deferred income taxes	(27,661)	39,005	15,066	--	26,410
Other non-current liabilities	5,483	1,613	20,373	--	27,469

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,018	--	--	--	8,018
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,053,723	684,557	494,380	(1,178,937)	1,053,723
Unearned compensation	(1,142)	--	--	--	(1,142)
Retained earnings	(28,997)	56,666	179,670	(236,336)	(28,997)
Accumulated other comprehensive loss	23,228	--	8,516	(8,516)	23,228
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,049,790	741,223	682,566	(1,423,789)	1,049,790
Total liabilities & stockholders' equity	$2,647,377	$2,787,563	$1,906,300	$(5,021,734)	$2,319,506

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

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$156,391	$251,037	$295,826	$(67,999)	$635,255
Cost of sales	103,547	163,796	168,862	(67,999)	368,206
Gross profit	52,844	87,241	126,964	--	267,049
Operating expenses	46,995	71,536	86,499	--	205,030
Operating income	5,849	15,705	40,465	--	62,019
Interest expense - 3rd parties	(31,514)	57	(1,380)	--	(32,837)
Other income (expense), net	(28,307)	282	807		(27,218)
Equity in earnings of subsidiaries	46,515	29,004	--	(75,519)	--

Income (loss) before taxes	(7,457)	45,048	39,892	(75,519)	1,964
Provision (benefit) for income taxes	10,899	1,467	(9,903)	--	2,463
Net income (loss) from continuing operations	$3,442	$ 46,515	$ 29,989	$(75,519)	$4,427
Net discontinued operations	-	-	(985)	-	(985)
Net income (loss)	$3,442	$46,515	$29,004	$(75,519)	$3,442

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$143,576	$235,419	$233,743	$(42,215)	$570,523
Cost of sales	92,411	144,518	134,641	(42,215)	329,355
Gross profit	51,165	90,901	99,102	--	241,168
Operating expenses	52,800	68,547	68,435	--	189,782
Operating income (loss)	(1,635)	22,354	30,667	--	51,386
Interest expense - 3rd parties	(34,266)	(281)	(4,357)	--	(38,904)
Other income (expense), net	(50,691)	2,406	(1,570)	--	(49,855)
Equity in earnings of subsidiaries	47,281	19,963	--	(67,244)	--

Income (loss) before taxes	(39,311)	44,442	24,740	(67,244)	(37,373)
Provision (benefit) for income taxes	17,530	2,839	(4,503)	--	15,866
Net income from continuing operations	$(21,781)	$47,281	$20,237	$(67,244)	$(21,507)
Net discontinued operations	-	-	(274)	-	(274)
Net income (loss)	$(21,781)	$47,281	$19,963	$(67,244)	$(21,781)

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

15.    Subsequent Event - Sale of French Subsidiary

     On July 30, 2003, the Company entered into an agreement to sell its French subsidiary, Alpharma SAS ("SAS") for proceeds of approximately $6,200. The sale is subject to certain conditions including the receipt of a waiver from the Bank syndicate and certain foreign government approvals. SAS is included in the International Generics segment. The transaction is expected to be completed in the third quarter of 2003. See Note 1A the sale was completed on September 30, 2003. Net assets directly related to SAS at June 30, 2003, are as follows:

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

(In millions, except per share data.)

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

Overview

     In the third quarter of 2003, the Company closed the sale of its French subsidiary, Alpharma SAS ("SAS") for approximately $6.0 million. The operations of SAS have been removed from the continuing operations of the Company and are classified as a discontinued operations. Prior periods have been reclassified to reflect this classification. All comparisons of results of operations refer to continuing operations and reflect the elimination of SAS.

Results of Operations - Six months ended June 30, 2003

      Total revenue increased $64.7 million (11.1%) in the six months ended June 30, 2003 compared to 2002. Excluding foreign exchange, revenues increased approximately 5.4%. Operating income for the first six months of 2003 was $62.0 million, an increase of $10.6 million compared to 2002. In 2002, the Company recorded a net loss of $21.8 million ($.45 per share) compared to net income of $3.4 million ($.07 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million ($0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$180.6	$147.8	$17.7	$15.5
Active Pharmaceutical Ingredients ("API")	66.5	38.8	39.1	18.7
US Human Pharmaceuticals ("USHP")	256.5	237.4	19.2	24.8
Total Human Pharmaceuticals	503.6	424.0	76.0	59.0
Animal Health ("AH")	135.8	149.0	5.6	8.9
Unallocated and Eliminations	(4.1)	(2.5)	(19.6)	(16.5)
Total	$635.3	$570.5	$62.0	$51.4

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

      Revenues in IG increased $32.7 million (22%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues grew approximately 3% as higher volume of products (14%) was substantially offset by price declines (11%), mainly in the United Kingdom and Nordic markets. Included in IG revenues are revenues for Pentalong, a product sold in Germany. Such revenues for the six months ended June 30, 2003 and 2002 were $11.5 million and $9.9 million, respectively. For the full year 2002, Pentalong revenues totaled $20.1 million. During 2003 there was a legislative proposal in Germany, which if enacted, would have removed certain products from eligibility for government patient reimbursement, including Pentalong. In July 2003 this proposal was withdrawn. However, other healthcare reforms are under consideration which could potentially impact Pentalong.

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

Gross Profit

      On a Company-wide basis gross profit increased $25.9 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 42.0% in 2003, versus 42.3% in 2002. Included in 2002 is a reduction in margin of $5.3 million (1.9%) due to purchase accounting adjustments for the OPB. Included in 2003 are inventory write-offs of approximately $3.0 million for discontinued liquid products and $12.0 million in outside consulting expenses to remediate the USHP plants.

      The increase in gross margin dollars results primarily from price increases in API, higher USHP brand revenues, and positive currency effects in IG, offset by volume reductions and remediation costs incurred by USHP and lower IG pricing.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $19.8 million (12.8%) in 2003 as compared to 2002. The increase is attributable to translation of foreign currencies into the U.S. dollar (6%), increased USHP marketing costs for branded products, and increased unallocated costs for professional fees and consulting. 2003 includes severance of $2.7 million primarily incurred in Corporate. 2002 results included severance charges totaling $2.5 million related to management reorganization.

      Research and development expenses decreased $2.6 million in 2003 due primarily to the timing of clinical studies, mainly by USHP.

Operating Income

      Operating income increased by $10.6 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$15.5	$18.7	$24.8	$ 8.9	$(16.5)	$51.4

2002 severance and USHP purchase accounting	..4	..1	5.3	..9	1.1	7.8

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products and expenses	1.8	20.3	(10.9)	(3.5)	(2.2)	5.5

2003 as reported	$17.7	$39.1	$19.2	$5.6	$(19.6)	$62.0

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

Other, Net

      Other income (expense), net was $1.9 million income in 2003 compared to $1.2 million of net expense in 2002. Six months 2003 results include net foreign exchange gains of $1.2 million and $1.2 million of income associated with an insurance recovery. Six months 2002 results include foreign exchange losses of $3.3 million. Foreign exchange gains in 2003 resulted from the weakening of the US dollar versus European and Latin American currencies. In 2002, the foreign exchange losses resulted from the strengthening of the US dollar versus European and Latin American currencies. A detail of Other income (expense), net follows.
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

Tax Provision

      The tax provision in 2003 was a benefit of $2.5 million compared to pre-tax income of $2.0 million. The abnormal tax relationship results from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental federal and state rate of approximately 39% while using an approximate 29% effective rate for all other income. The Company currently estimates its 2003 effective tax rate (excluding the extinguishment loss) at approximately 29%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast.

      The Company has recorded certain deferred tax assets for which it has provided no valuation allowances. Should it be determined in the future that it is no longer more likely than not that these deferred tax assets would be realized, a valuation allowance would be required that would serve to adversely impact operating results in the period recorded.

2003 Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for approximately $6.0 million. The net loss for this subsidiary of $.5 million nad $.0 million for the three months ended June 30, 2003 and 2002, respectively and $1.0 million and $.3 million for the six months ended June 30, 2003 and 2002, respectively is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations.

     The following table details selected financial information for the French subsidiary included within discontinued operations.
($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$1.5	$1.6	$2.8	$3.1
Loss from operations	(.6)	(.1)	(1.1)	(.4)
Pretax loss	(.6)	(.1)	(1.2)	(.4)
Provision (benefit) for taxes	(.1)	(.1)	(.2)	(.1)
Loss from discontinued operations	$ (.5)	$ --	$ (1.0)	$ (.3)

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

Results of Operations - Three months ended June 30, 2003

      Total revenue increased $33.0 million (11.0%) in the three months ended June 30, 2003 compared to 2002. Excluding the impact of foreign currency, revenues grew 5%. Operating income in 2003 was $33.9 million, a decrease of $1.3 million compared to 2002. In 2003, the Company recorded a loss on extinguishment of debt of $28.4 million ($0.33 loss per share) related to the April 2003 placement of senior notes due 2011.

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$97.0	$78.8	$9.9	$9.6
Active Pharmaceutical Ingredients ("API")	35.7	19.5	22.2	9.4
US Human Pharmaceuticals ("USHP")	132.4	123.9	8.3	18.2
Total Human Pharmaceuticals	265.1	222.2	40.4	37.2
Animal Health ("AH")	68.8	78.4	3.0	6.9
Unallocated and Eliminations	(.9)	(.6)	(9.5)	(8.9)
Total	$333.0	$300.0	$33.9	$35.2

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

      Revenues in IG increased $18.2 million (23%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues grew approximately 5% as higher volume of products (20%) was substantially offset by price declines (15%), in the United Kingdom and Nordic markets.

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

Gross Profit

      On a Company-wide basis, gross profit increased $7.7 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 42.0% in 2003, versus 44.1% in 2002. Included in 2003 are inventory write-offs of $3.0 million for discontinued products and $5.0 million of spending on external consultants for remediation activities in USHP.

      The increase in gross margin dollars results primarily from price increases in API, increased branded revenues in USHP, and positive currency effects in IG, offset by generic volume reductions and remediation costs incurred by USHP, lower IG pricing, and volume and price reductions in AH.

Other Expenses

      On a consolidated basis, selling, general and administrative expenses increased $9.3 million (12%) in 2003 as compared to 2002. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar (7%) and increased USHP marketing costs for branded products. Second quarter 2003 operating expenses include charges of $2.0 million associated with the settlement of a vendor dispute and a $2.3 million gain on the sale of a facility.

Operating Income

      Operating income decreased by $1.3 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$9.6	$9.4	$18.2	$ 6.9	$(8.9)	$35.2

Net margin improvement (decrease) due to volume, price, new products and expenses	.3	12.8	(9.9)	(3.9)	( .6)	(1.3)

2003 as reported	$9.9	$22.2	$ 8.3	$3.0	$(9.5)	$33.9

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

Other, Net

      Other income (expense) net was $1.2 million income in 2003 compared to $1.7 million of net expense in 2002. Foreign exchange gains in 2003 versus losses in 2002 are the primary cause of the fluctuation. A detail of Other income (expense), net follows:
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

Financial Condition

      At June 30, 2003, stockholders' equity was $1,049.8 million compared to $1,001.8 million at December 31, 2002. The ratio of long-term debt to equity was 0.81:1 at June 30, 2003 and 0.85:1 at December 31, 2002.

      Working capital at June 30, 2003 was $336.6 million compared to $292.8 million at December 31, 2002. The current ratio was 1.92:1 at June 30, 2003 compared to 1.77:1 at December 31, 2002.

      Cash flow from operations for the six months of 2003 was $19.4 million compared to $49.6 million in 2002. 2003 cash flow included net income plus depreciation and amortization offset by an increase in working capital. 2003 cash flow was negatively impacted by the $22.2 million placement fee which was paid and expensed in the second quarter of 2003. 2002 cash flow benefited from reduced accounts receivable balances principally in Animal Health due to the change in marketing strategy. Net cash refunded for taxes of $22.4 million also contributed to the 2002 cash flow. Partially offsetting cash flow sources in 2002 was an increased investment in inventory due mainly to AH which increased inventories in a product which it bought from a third party supplier but commenced manufacturing in 2003. The increased inventory was purchased to satisfy customer requirements during the transition period.

      At June 30, 2003, the Company had $18.4 million in cash and available short-term lines of credit of $6 million. Under its 2001 Credit Facility, the Company had $79 million available.

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

During the third quarter of 2003, subsequent to the period covered by this report, in the course of a routine internal audit review, the Company determined that certain sales allowances were being recorded when paid in one of its International Generics' businesses. This practice had been in place for over ten years. The Company's policy is to accrue these sales allowances when the related revenues are recorded. As a result, the Company has restated its financial statements at and for the years ended December 31, 2002, 2001 and 2000, and for the three months ended March 31, 2003 and 2002, the six months ended June 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002, to adjust its reserves for sales allowances in the International Generics segment. In response to this, the Company has reviewed its accounting for sales allowances at all of its significant operations, including the operation where the error was discovered, to confirm that allowances are being estimated and accrued in accordance with established Company policies.

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

3.1d

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 30, 2003 and filed with the Secretary of State of Delaware on June 2, 3003, is filed as an Exhibit to this Report.*

3.2	Amended and Restated By-Laws of the Company, effective as of May 20, 2003, is filed as an Exhibit to this Report.*
10.2	Separation Letter Agreement, between the Company and Mark Stier, dated July 1, 2003, is filed as an Exhibit to this Report.*
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report

* Previously filed with the Company's original June 30, 2003 quarterly report on Form 10-Q.

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

Alpharma Inc. (Registrant)

Date: February 27, 2004	/s/ Matthew T. Farrell Matthew T. Farrell Executive Vice President and Chief Financial Officer
Date: February 27, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller