Form 10-Q/A
period 2003-09-30
ALPHARMA INC
filed 2004-02-27
CIK 730469

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

This amendment on the Form 10-Q of Alpharma Inc. (the "Company") is being filed solely to reflect changes necessitated by the Company's restatement of its audited financial statements for the years ended December 2000, 2001 and 2002 and the first three quarters of 2003. Items 1, 2 and 4 of Part 1 are the only items being amended hereby, and such amendments presents information as of the original date of the Form 10-Q. Items not being amended are presented for the convenience of the reader only.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of September 30, 2003 and December 31, 2002	3
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 - 27
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28 - 37
Item 3	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4	Controls and Procedures	38 - 39
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	40
Item 6	Exhibits and Reports on Form 8-K	40
	Signatures	41

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 21,248	$ 23,872
Accounts receivable, net	263,336	234,327
Inventories	339,311	343,899
Prepaid expenses and other current assets	62,130	66,534
Assets of discontinued operations	--	2,797
Total current assets	686,025	671,429

Property, plant and equipment, net	470,872	482,273
Goodwill	689,746	671,912
Intangible assets, net	354,022	374,828
Assets of discontinued operations	--	6,666
Assets held for sale	4,000	--
Other assets and deferred charges	81,832	89,816
Total assets	$2,286,497	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,298	$ 28,592
Short-term debt	--	20,000
Accounts payable	110,500	134,568
Accrued expenses	162,368	165,758
Accrued and deferred income taxes	30,462	28,436
Liabilities of discontinued operations	--	1,247
Total current liabilities	331,628	378,601

Long-term debt:
Senior	654,348	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes	179,983	175,412
Deferred income taxes	26,771	38,706
Liabilities of discontinued operations	--	1,706
Other non-current liabilities	28,448	28,802
Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	8,091	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,058,591	1,046,802
Unearned compensation	(2,847)	--
Retained earnings (deficit)	(30,135)	(27,797)
Accumulated other comprehensive income (loss)	36,659	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,065,319	1,001,843
Total liabilities and stockholders' equity	$2,286,497	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (Restated)	2002 (Restated)	2003 (Restated)	2002 (Restated)

Total revenue	$315,380	$320,094	$950,635	$890,617
Cost of sales	197,279	178,181	565,485	507,536
Gross profit	118,101	141,913	385,150	383,081
Selling, general and administrative expenses	80,916	116,618	255,571	273,459
Research and development	14,989	16,698	45,364	49,639
Operating income	22,196	8,597	84,215	59,983
Interest expense and amortization of debt issuance costs	(15,671)	(18,870)	(48,508)	(57,774)
Loss on extinguishment of debt	--	--	(29,100)	(48,689)
Other income (expense), net	604	(1,294)	2,486	(2,460)
Income (loss) from continuing operations before income taxes	7,129	(11,567)	9,093	(48,940)
Provision (benefit) for income taxes	1,613	(5,884)	(850)	(21,750)
Income (loss) from continuing operations	5,516	(5,683)	9,943	(27,190)

Discontinued operations (Note 15):
Loss from discontinued operations (including loss on disposal of $3,716)	(4,407)	(315)	(5,555)	(684)
Income tax (benefit)	(89)	(52)	(252)	(147)
Loss on discontinued operations	(4,318)	(263)	(5,303)	(537)

Net income (loss)	$1,198	$(5,946)	$ 4,640	$(27,727)

Earnings per common share:
Basic
Income (loss) from continuing operations	$ 0.10	$(0.11)	$0.19	$(0.55)
Loss from discontinued operations	$(0.08)	$(0.01)	$(0.10)	$(0.01)
Net income (loss)	$ 0.02	$(0.12)	$0.09	$(0.56)
Diluted
Income (loss) from continuing operations	$ 0.10	$(0.11)	$0.19	$(0.55)
Loss from discontinued operations	$(0.08)	$(0.01)	$(0.10)	$(0.01)
Net income (loss)	$ 0.02	$(0.12)	$0.09	$(0.56)

Dividends per common share	$0.045	$0.045	$0.135	$0.135

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2003 (Restated)	2002 (Restated)
Operating Activities:
Net income (loss)	$4,640	$(27,727)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,173	61,204
Interest accretion on convertible debt	4,866	4,838
Amortization of debt costs	3,252	3,608
Expenses for exchange of convertible notes, net of tax	--	29,306
Write-off of unamortized loan costs	6,909	--
Gain on sale of property	(2,294)	--
Loss on disposal of discontinued operations	3,716	--
Impairment loss	--	37,100
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,511)	25,628
Decrease (Increase) in inventory	13,823	(28,316)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(31,117)	(6,838)
Decrease in prepaid expenses	4,649	894
Other, net	4,270	12,184
Net cash provided by operating activities	68,376	111,881

Investing Activities:
Capital expenditures	(33,315)	(56,940)
Purchase of intangible assets	(2,237)	(5,732)
Proceeds from sale of property	2,355	--
Net cash used in investing activities	(33,197)	(62,672)

Financing Activities:
Dividends paid	(6,978)	(6,920)
Reduction of long-term debt	(265,923)	(54,508)
Issuance of senior unsecured debt	220,000	--
Net advances under lines of credit	8,027	30,517
Proceeds from issuance of common stock	5,992	5,714
Net capital contribution from parent	2,267	--
Net cash used in financing activities	(36,615)	(25,197)

Net cash flows from exchange rate changes	(1,279)	2,294

(Increase) Decrease in cash	(2,715)	26,306
Cash and cash equivalents at beginning of year	23,963	14,894
Cash and cash equivalents at end of period	$21,248	$41,200

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$1,198	$(5,946)	$4,640	$(27,727)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,209	1,592	4,037	4,426

Pro forma net income (loss)	$(11)	$(7,538)	$ 603	$(32,153)

Earnings (loss) per share:
Basic-as reported	$0.02	$(0.12)	$0.08	$(0.56)
Basic-pro forma	$ --	$(0.15)	$0.01	$(0.65)

Diluted-as reported	$0.02	$(0.12)	$0.08	$(0.56)
Diluted-pro forma	$ --	$(0.15)	$0.01	$(0.65)

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

1A.   Financial Statement Restatement

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
	Three Months Ended September 30,		Nine Months Ended September 30,
Increase /(Decrease)	2003	2002	2003	2002

Revenue	$5,670	$78	$5,316	$(701)
Gross Profit	5,670	78	5,316	(701)
Net Income	3,685	51	3,455	(456)

     A summary of the effects of the adjustments on the accompanying statements of operations for the periods ended September 30, 2003 and September 30, 2002 follows:
	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Reported	Restated	Reported	Restated

Total revenue	$309,710	$315,380	$945,319	$950,635
Cost of sales	197,279	197,279	565,485	565,485
Gross profit	112,431	118,101	379,834	385,150
Operating expenses	95,905	95,905	300,935	300,935
Operating income	16,526	22,196	78,899	84,215
Interest expense	(15,671)	(15,671)	(48,508)	(48,508)
Other, net	604	604	(26,614)	(26,614)
Income from continuing operations before provision for income taxes	1,459	7,129	3,777	9,093
Provision (benefit) for income taxes	(372)	1,613	(2,711)	(850)
Net income from continuing operations	1,831	5,516	6,488	9,943
Loss from discontinued operations	(4,318)	(4,318)	(5,303)	(5,303)
Net income (loss)	$(2,487)	$1,198	$1,185	$4,640
Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$0.03	$0.10	$0.12	$0.19
(Loss) from discontinued operations	$(0.08)	$(0.08)	$(0.10)	$(0.10)
Net income (loss)	$(0.05)	$0.02	$0.02	$0.09

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
	Reported	Restated	Reported	Restated

Total revenue	$320,016	$320,094	$891,318	$890,617
Cost of sales	178,181	178,181	507,536	507,536
Gross profit	141,835	141,913	383,782	383,081
Operating expenses	133,316	133,316	323,098	323,098
Operating income	8,519	8,597	60,684	59,983
Interest expense	(18,870)	(18,870)	(57,774)	(57,774)
Other, net	(1,294)	(1,294)	(51,149)	(51,149)
Income (loss) from continuing operation before provision for income taxes	(11,645)	(11,567)	(48,239)	(48,940)
Provision (benefit) for income taxes	(5,911)	(5,884)	(21,505)	(21,750)
Net income (loss) from continuing operations	(5,734)	(5,683)	(26,734)	(27,190)
Loss from discontinued operations	(263)	(263)	(537)	(537)
Net income (loss)	$(5,997)	$(5,946)	$(27,271)	$(27,727)
Earnings (loss) per diluted common share:
Income (loss) from continuing operations	$(0.11)	$(0.11)	$(0.54)	$(0.55)
(Loss) from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Net income (loss)	$(0.12)	$(0.12)	$(0.55)	$(0.56)

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

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) - basic	$1,198	$(5,946)	$4,640	$(27,727)
Adjustments under the if-converted method, net of tax	--	--	--	--
Adjusted net income (loss) - diluted	$1,198	$(5,946)	$4,640	$(27,727)

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

     In connection with the sale of its French subsidiary (see Note 15), the Company allocated goodwill totaling $2,360 to discontinued operations on the Consolidated Statement of Operations.

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

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $14,629 and $(4,222) for the three months ended September 30, 2003 and 2002, respectively and $61,399 and $31,416 for the nine months ended September 30, 2003 and 2002, respectively.

      The components of accumulated other comprehensive income (loss) for the Company include:
	September 30, 2003	December 31, 2002

Cumulative translation adjustment	$41,297	$(15,036)
Minimum pension liability, net	(1,797)	(1,797)
Unrealized losses on derivative contracts, net	(2,841)	(3,267)
	$36,659	$(20,100)

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

	Three Months Ended September 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG *	$87,963	$81,466	$6,176	$9,777
API	24,349	19,526	7,877	8,147
USHP	131,676	135,416	10,074	26,272
Total Human Pharmaceuticals	243,988	236,408	24,127	44,196

Animal Health	73,914	84,594	7,139	(27,002)

Unallocated and eliminations	(2,522)	(908)	(9,070)	(8,597)
	$315,380	$320,094	$22,196	$ 8,597

2003		2002	2003	2002
Revenues			Operating Income

IG *	$268,595	$229,329	$ 23,833	$25,245
API	90,813	58,339	46,887	26,904
USHP	388,178	372,778	29,282	51,068
Total Human Pharmaceuticals	747,586	660,446	100,002	103,217

Animal Health	209,706	233,559	12,794	(18,078)

Unallocated and eliminations	(6,657)	(3,388)	(28,581)	(25,156)
	$950,635	$890,617	$ 84,215	$ 59,983

* Restated see Note 1A.

13.    Income Taxes

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

14.    Discontinued Operations

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

15.     Guarantor and Financial Information

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

ALPHARMA INC.
Consolidating Balance Sheet
As of September 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 4,066	$ 2,141	$ 15,041	$ --	$ 21,248
Accounts receivable, net	34,258	116,242	112,836	--	263,336
Inventories	94,534	129,962	125,436	(10,621)	339,311
Prepaid expenses and other	22,135	27,251	9,559	3,185	62,130
Intercompany receivables	1,443,098	1,145,204	1,026,389	(3,614,691)	--
Total current assets	1,598,091	1,420,800	1,289,261	(3,622,127)	686,025

Property, plant & equipment, net	117,736	166,207	190,929	--	474,872
Goodwill	1,250	406,624	281,872	--	689,746
Intangible assets, net	50,616	184,732	118,674	--	354,022
Investment in subsidiaries	226,600	503,553	--	(730,153)	--
Other assets and deferred charges	35,757	7,885	38,190	--	81,832
Total assets	$2,030.050	$2,689,801	$1,918,926	$(4,352,280)	$2,286,497

Current liabilities:
Short term debt	$ --	$ --	$ --	$ --	$ --
Long term debt, current portion	--	26,640	1,658	--	28,298
Accounts payable and accrued expenses	69,974	110,692	92,202	--	272,868
Accrued and deferred income taxes	15,032	(7,183)	22,613	--	30,462
Intercompany payables	681,964	1,891,716	1,041,011	(3,614,691)	--
Total current liabilities	766,970	2,021,865	1,157,484	(3,614,691)	331,628

Long term debt:
Senior	220,000	403,694	30,654	--	654,348
Convertible subordinated notes	--	179,983	--	--	179,983
Deferred income taxes	(27,661)	39,005	15,427	-	26,771
Other non-current liabilities	5,422	2,011	21,015	--	28,448

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,091	--	--	--	8,091
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,058,591	12,605	494,734	(507,339)	1,058,591
Unearned compensation	(2,847)	--	--	--	(2,847)
Retained earnings	(30,135)	30,638	178,301	(208,939)	(30,135)
Accumulated other comprehensive loss	36,659	--	21,311	(21,311)	36,659
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,065,319	43,243	694,346	(737,589)	1,065,319
Total liabilities & stockholders' equity	$2,030,050	$2,689,801	$1,918,926	$(4,352,280)	$2,286,497

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

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$224,878	$382,685	$431,798	$(88,726)	$950,635
Cost of sales	149,267	253,402	251,542	(88,726)	565,485
Gross profit	75,611	129,283	180,256	--	385,150
Operating expenses	68,898	102,389	129,648	--	300,935
Operating income	6,713	26,894	50,608	--	84,215
Interest expense - 3rd parties	(11,451)	(35,101)	(1,956)	--	(48,508)
Other income (expense), net	(27,749)	221	914	-	(26,614)
Equity in earnings of subsidiaries	26,304	27,635	--	(53,939)	--

Income (loss) before taxes	(6,183)	19,649	49,566	(53,939)	9,093
Provision (benefit) for income taxes	(10,823)	(6,655)	16,628	--	(850)
Net income (loss) from continuing operations	4,640	26,304	32,938	(53,939)	9,943
Net discontinued operations	--	--	(5,303)	--	(5,303)
Net income (loss)	$4,640	$26,304	$27,635	$(53,939)	$4,640

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$220,427	$370,562	$365,001	$(65,373)	$890,617
Cost of sales	140,243	221,087	211,579	(65,373)	507,536
Gross profit	80,184	149,475	153,422	--	383,081
Operating expenses	111,701	101,489	109,908	--	323,098
Operating income (loss)	(31,517)	47,986	43,514	--	59,983
Interest expense - 3rd parties	(50,927)	(383)	(6,464)	--	(57,774)
Other income (expense), net	(51,898)	3,640	(2,891)	--	(51,149)
Equity in earnings of subsidiaries	76,898	25,362	--	(102,260)	--

Income (loss) before taxes	(57,444)	76,605	34,159	(102,260)	(48,940)
Provision (benefit) for income taxes	(29,717)	(293)	8,260	--	(21,750)
Net income (loss) from continuing operations	(27,727)	76,898	25,899	(102,260)	(27,190)
Net discontinued operations	--	--	(537)	--	(537)
Net income (loss)	$(27,727)	$76,898	$25,362	$(102,260)	$(27,727)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(in thousands)
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
(in thousands)
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

16.     Recent Accounting Pronouncements

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

Results of Operations - Nine months ended September 30, 2003

      Total revenue increased $60.0 million (6.7%) in the nine months ended September 30, 2003 compared to 2002. Foreign exchange accounted for approximately $45 million of this increase. In 2002, the Company recorded a net loss of $27.2 million ($.55 per share) compared to net income of $9.8 million ($.18 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million (0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the impairment of assets related to an Animal Health product, the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. These charges and expenses lowered net income by $58.9 million ($1.19 per diluted share). See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Nine Months Ended September 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$268.6	$229.3	$23.8	$25.3
Active Pharmaceutical Ingredients ("API")	90.8	58.3	46.9	26.9
US Human Pharmaceuticals ("USHP")	388.2	372.8	29.3	51.1
Total Human Pharmaceuticals	747.6	660.4	100.0	103.3
Animal Health ("AH")	209.7	233.6	12.8	(18.1)
Unallocated and Eliminations	(6.7)	(3.4)	(28.6)	(25.2)
Total	$950.6	$890.6	$84.2	$60.0

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

      Revenues in IG increased $39.3 million (17.1%) due primarily to translation of sales made in foreign currencies into the U.S. dollar (15.0%). Excluding currency impacts, revenues were approximately 2.0% higher as higher volume of products (10%) was substantially offset by price declines (8%), mainly in the United Kingdom and Nordic markets.

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

Gross Profit

      On a Company-wide basis gross profit increased $2.1 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 40.5% in 2003, versus 43.0% in 2002. Included in 2002 is a reduction in margin of $5.3 million due to purchase accounting adjustments for the OPB and $1.4 million related to the AH product impairment. Included in 2003 are inventory write-offs of approximately $7.2 million for discontinued liquid products and $16.0 million in outside consulting expenses to remediate the USHP plants.

      The increase in gross margin dollars results primarily from price increases in API, higher USHP brand revenues, and positive currency effects in IG, partially offset by volume reductions, inventory write-offs and remediation costs incurred by USHP and lower IG and AH pricing.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses decreased $17.9 million (7%) in 2003 as compared to 2002. 2002 expenses include $35.7 million of expenses related to the impairment of an Animal Health product in the third quarter of 2002. Excluding the 2002 impairment, operating expenses increased $17.8 million (9%). The increase is attributable to translation of foreign currencies into the U.S. dollar of $16.0 million (5%), increased USHP marketing costs for branded products, and increased corporate costs for professional fees and consulting and severance of $2.7 million primarily incurred in Corporate. 2003 includes the reduction of AH operating expenses by $2.7 million for a business interruption insurance recovery. 2002 results included severance charges totaling $2.5 million related to management reorganization.

      Research and development expenses decreased $4.3 million in 2003 due to the timing of clinical studies, mainly by USHP and planned reductions by AH.

Operating Income

      Operating income increased by $24.0 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002	$25.3	$26.9	$51.1	$ (18.1)	$(25.2)	$60.0

2002 severance, USHP purchase accounting and AH impairment	..4	..1	5.3	38.0	1.1	44.9

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products and expenses	(1.9)	19.9	(27.1)	(6.4)	(2.5)	(18.0)

2003	$ 23.8	$46.9	$29.3	$12.8	$(28.6)	$84.2

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

     In 2002 the Company incurred approximately $48.0 million of expense for two exchanges of common stock for $110 million of convertible debt. (See de-leveraging activities included in 2002 identified transactions.)

Tax Provision

      The tax provision in 2003 was a benefit of $.9 million compared to pre-tax income of $9.1 million. The tax relationship results from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental federal and state rate of approximately 39% while using an approximate 26% effective rate for all other income. The Company currently estimates its 2003 effective tax rate (excluding the extinguishment loss) at approximately 26%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast. In the third quarter the Company lowered its estimated effective tax rate by 3% to reflect revised estimates of 2003 earnings.

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

The following table details selected financial information for the French subsidiary included within discontinued operations:
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2003	2002	2003	2002

Revenues	$1.3	$1.4	$4.1	$4.5
Loss from operations	(.7)	(.3)	(1.8)	(.7)
Loss from disposal	(3.7)	--	(3.7)	--
Pretax loss	(4.4)	(.3)	(5.5)	(.7)
Provision (benefit) for taxes	(.1)	--	(.2)	(.2)
Loss from discontinued operations	$(4.3)	$(.3)	$(5.3)	$(.5)

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

Results of Operations - Three months ended September 30, 2003

      Total revenue decreased $5.0 million (1.6%) in the three months ended September 30, 2003 compared to 2002. Foreign exchange accounted for an approximate $11 million increase in revenues. The third quarter 2002 includes a charge for the impairment of assets related to an Animal Health product, Reporcin. The charge totaled $37.1 million, ($24.2 million after tax or $.47 per share). Excluding the charge in 2002, the Company's net income was $18.5 million ($.36 per share).

The following summarizes revenues and operating income by segment:

Three Months Ended September 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$88.0	$81.5	$6.2	$9.8
Active Pharmaceutical Ingredients ("API")	24.3	19.5	7.8	8.1
US Human Pharmaceuticals ("USHP")	131.7	135.4	10.1	26.3
Total Human Pharmaceuticals	244.0	236.4	24.1	44.2
Animal Health ("AH")	73.9	84.6	7.2	(27.0)
Unallocated and Eliminations	(2.5)	(.9)	(9.1)	(8.6)
Total	$315.4	$320.1	$22.2	$ 8.6

Revenues

      Revenues in USHP decreased $3.7 million (2.7%) due primarily to lower sales of generic products related to remediation efforts at the Baltimore liquids plant offset in part by increased brand sales of the Kadian product.

      Revenues in IG increased $6.5 million (8%) due to translation of sales made in foreign currencies into the U.S. dollar (9%). Excluding currency impacts, revenues declined approximately $1.6 million (2%) as higher volume of products (2%) was substantially offset by price declines (3%), in the United Kingdom and Nordic markets.

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

Gross Profit

      On a Company-wide basis, gross profit decreased $23.8 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 37.4% in 2003, versus 44.3% in 2002. Included in 2003 are inventory write-offs of $4.0 million primarily for discontinued and outdated products and $4.0 million of spending on external consultants for remediation activities in USHP. Included in 2002 is $1.4 million of charges related to the impairment of an Animal Health product.

      The decrease in gross margin dollars results primarily in USHP due to lower liquid generic volume, inventory write-offs and remediation spending. Also negatively impacting gross profit is lower IG pricing and volume, and lower A/H pricing and volume. Gross margin dollars were positively impacted by increased API pricing and foreign currency translation.

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

Operating Income

      Operating income increased by $8.0 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$9.8	$8.1	$26.3	$ (27.0)	$(8.6)	$8.6

2002 Reporcin Impairment loss	--	--	--	37.1	--	37.1
Net margin improvement (decrease) due to volume, price, new products and expenses	(3.6)	(.3)	(16.2)	(2.9)	(0.5)	(23.5)

2003 as reported	$ 6.2	$ 7.8	$10.1	$7.2	$(9.1)	$22.2

     IG's operating income decreased primarily due to price declines. API operating income decreased due to the costs of a supply contract and lower volume offset partially by price increases. USHP declined due to increased remediation costs, inventory write-offs and lower generic volumes offset partially by increased pricing and increased Kadian volume. AH declined due to lower pricing and volume.

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

Financial Condition

      At September 30, 2003, stockholders' equity was $1,065.3 million compared to $1,001.8 million at December 31, 2002. The ratio of long-term debt to equity was 0.78:1 at September 30, 2003 and 0.84:1 at December 31, 2002.

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

Item 6       Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	Letter Waiver to the Credit Agreement dated as of August 14, 2003, among the Company, Bank of America and other lenders is filed as an Exhibit to this Report.*
10.2	Letter Agreement dated July 15, 2003 between the Company and Carol Wrenn is filed as an Exhibit to this Report.*
10.3	Asset Purchase Agreement dated August 5, 1999 between the Company and Southern Cross Biotech Pty Limited et al is filed as an Exhibit to this Report.*
10.4	Technology License and Option Agreement dated August 5, 1999 between the Company and Natinco N.V. et al is filed as an Exhibit to this Report.*
10.5	Amendment No. 1 to the Credit Agreement dated as of December 16, 2002 between the Company and Bank of America and other lenders is filed as an Exhibit to this Report.**
10.6	Amendment No. 2 to the Credit Agreement dated as of April 3, 2003 between the Company and Bank of America and other lenders is filed as an Exhibit to this Report.*
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.*
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.*

*   Previously filed with the Company's original September 30, 2004 quarterly report on Form 10-Q.

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