Form 10-K
period 2003-12-31
ALPHARMA INC
filed 2004-03-12
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003	Commission File No. 1-8593

ALPHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Executive Drive, Fort Lee, New Jersey 07024 (Address of principal executive offices) zip code
(201) 947-7774 (Registrant's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange
Subordinated Convertible Notes due 2005	New York Stock Exchange
Convertible Senior Subordinated Notes due 2006	New York Stock Exchange

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

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of June 30, 2003 was $860,227,000 and as of March 8, 2004 was $795,544,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 8, 2004 was:

Class A Common Stock, $.20 par value - 40,178,933 shares;
Class B Common Stock, $.20 par value -11,972,897 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 2004 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

Trademarks

     The following are trademarks and service marks belonging to, licensed to, or otherwise used by us throughout this Form 10-K: Pentalong™, Kadian®, Serax®, Feverall®, Reporcin®, BMD®, Albac®, Chlormax®, Aureomycin®, Deccox™, Bovatec®, Robenz®, Rofenaid®, Zoamix®, Bio-Cox®, Cygro®, 3-Nitro®, Histostat®, Avatec®.

The following trademarks used throughout this Form 10-K are owned by their respective owners, as indicated, and are unaffiliated with the Company in any way:

Cardizem®, a registered trademark of Carderm Capital L.P.

Aldactone® , a registered trademark of Pharmacia and Upjohn

Xanax® , a registered trademark of Pharmacia and Upjohn

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

PART I

Item 1. Business

GENERAL

     The Company is a leading global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company offers a comprehensive range of generic human pharmaceutical products in over 800 tablet, capsule, liquid and topical formulations and dosage forms. In addition, the Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in over 100 formulations and dosage forms. The Company conducts business in more than 60 countries and has approximately 4,700 employees at 40 sites in 25 countries. For the year ended December 31, 2003, the Company generated revenue of approximately $1,297.3 million.

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

Controlling Stockholder

     A. L. Industrier ASA ("Industrier") beneficially owns all of the outstanding shares of the Company's Class B common stock, or approximately 23% of the Company's total common stock outstanding at December 31, 2003. The Class B common stock currently bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. Mr. Einar W. Sissener, Chairman of the Board of the Company and a controlling stockholder of Industrier, and members of his immediate family, also beneficially own 373,667 shares of the Company's Class A Common Stock. As a result of the ownership of the Class B shares, Industrier, and ultimately Mr. Sissener, can control the Company.

Financing Structures

The Company has in place the following debt facilities:

(i) Senior Credit Facility (the "2001 Credit Facility")

     On October 5, 2001, the Company, through its wholly-owned subsidiary, Alpharma Operating Corporation ("Alpharma Operating Corporation"), and certain of the Company's subsidiaries entered into a credit agreement ("2001 Credit Facility") with the Bank of America, N.A. and a syndicate of lending institutions that provides up to a maximum of $900,000 of senior credit facilities. The 2001 Credit Facility is secured by substantially all of the Company's domestic assets and a pledge of 65% of the shares of certain of the Company's foreign subsidiaries. The agreement replaced the prior revolving credit facility, provided the funds required for the Faulding Acquisition (as defined below) and related financing costs and increased overall credit availability. The 1999 revolving credit facility was repaid on October 5, 2001 by drawing down on the 2001 Credit Facility.

      At closing, the 2001 Credit Facility provided for (i) a $300,000 six year revolving credit facility; (ii) a $175,000 six year Term Loan A; and (iii) a $425,000 seven year Term Loan B. In December 2001 the Company prepaid $65,000 of the Term A and Term B loans resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $835,000. In 2003 and 2002, the Company prepaid an additional $35,000 and $85,000, respectively of the Term A and Term B loans and recorded an expense for the early extinguishment of debt of $692 and $1,791 (classified in other, net).

      In December 2002, the 2001 Credit Facility was amended to reduce the revolving credit facility to $150,000. As a result of the modification to the revolving debt arrangement, the Company recognized the related portion of unamortized costs in the statement of income in the amount of $3,176 (classified in other, net).

     The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior debt to EBITDA, fixed charge coverage ratio and an interest coverage ratio. In December 2003, an amendment was approved which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges from EBITDA of up to $10,000 and the required net worth definitions and amended and relaxed leverage ratios (see Note 3).

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of an additional reduction in fixed rate indebtedness due to the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.7% as of December 31, 2002. The Company reviews and renews its swap requirements on a quarterly basis. The Company accounts for this swap as a cash flow hedge. Unrealized losses of approximately $1,954, net of related tax benefits, are included in the Company's Consolidated Statement of Stockholders' Equity as a component of comprehensive income (loss).

      In addition to financial covenants, the 2001 Credit Agreement has a number of non-financial covenants. These non-financial covenants include a requirement that control over the Company not be transferred from an entity controlled by E.W. Sissener, the Chairman of the Company, or his family, if as a result or at anytime after such transfer a third party holds shares representing 20% or more of the voting rights in the Company. Industrier, an entity controlled by Mr. Sissener and his family (and a holding company whose only material business is holding shares of the Company), currently controls the Company by beneficial ownership of all of the Company's Class B shares which carries the right to elect a majority of the Company's directors. The continuation of Industrier's control of the Company remains subject to the unilateral actions of Industrier.

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

     In December 2003, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to sell certain assets, provides for additional flexibility in the timing and application of certain financial ratio tests, and permits exclusions of certain restructuring charges and gains and losses on potential divestitures of assets and businesses from the calculation of EBITDA.

     The 2001 Credit Facility's Term A is payable in quarterly installments ranging from $5,136 to $5,992 through 2007. The Term B is payable in quarterly installments of $729 with balloon payment of $271,915 in 2008. In the event that more than $10,000 of either the 5.75% Convertible Subordinated Notes due 2005 or the 3% Convertible Senior Subordinated Notes due 2006 are outstanding within six months of their due date, the entire remaining balance of the Term A, Term B and the Revolving Credit becomes due and payable.

(ii) 8 5/8% Senior Notes

     On April 24, 2003, the Company sold $220,000 aggregate principal amount of 8 5/8 Senior Notes due 2011. The proceeds of the offering, after deducting fees and expenses, were $197,000. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes of a wholly-owned subsidiary of the Company. The fees paid to the initial purchasers of the Senior Subordinated Notes of $22,191 were made pursuant to arrangements originally entered into in December 2001. The transaction was accounted for as an extinguishment of the existing Senior Subordinated Notes. As a result, both the fees of $22,191 paid in April 2003 and the unamortized loan costs of $6,217 associated with the Senior Subordinated Notes, were expensed in the second quarter 2003.

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

De-leveraging Strategy

To better assure the Company's continued debt covenant compliance and to increase operating flexibility, the Company has implemented a strategy to de-leverage its balance sheet. Pursuant to this strategy, in 2002 the Company undertook a series of initiatives which included expense, capital spending and working capital controls and a focus on increasing free cash flow. In 2002, the Company exchanged $110.0 million of its 5% Notes and 3% Notes for the Company's Class A common stock as described above, and through its focus on managing its working capital generated $162.2 million of net operating cash flow. Primarily, as a result of these actions the Company was able to reduce its outstanding debt in 2002 by $164.7 million. During 2003, primarily through a continued increased focus on cash flow, the Company was able to reduce its outstanding debt to $817 million. The Company intends to continue its focus on free cash flow in 2004. In addition, the Company is actively pursuing the possible sale of assets. It is possible that, if completed, one or more divestitures may materially alter the Company's financial status; including without limitation, the potential that one or more such transactions could result in losses of up to $100 million and could be dilutive to the Company's continuing earnings per share. The Company is also considering the re-financing of its outstanding convertible debt.

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

Commencing in January 2003, the three human pharmaceutical business segments, U.S. Human Pharmaceuticals ("USHP"), International Generics ("IG") and Active Pharmaceutical Ingredients ("API"), were realigned as one Human Pharmaceuticals organization. As part of the realignment, key global management roles were developed to oversee supply chain and scientific affairs functions and USHP was divided into two operational units called U.S. Generic Pharmaceuticals and Branded Pharmaceuticals. For management purposes, U.S. Generic Pharmaceuticals and IG has one global management team and Branded Pharmaceuticals and API are each managed by individual management teams. The IG, API and USHP businesses have remained separate businesses for financial reporting purposes.

In January 2001, the Aquatic Animal Health Division became a part of Animal Health and, for all management and financial purposes, since 2001, has not been reported as a separate business segment.

The following table shows the revenues and operating income or loss of each of the Company's business segments for the past three years:
($ in Millions)	Revenues			Operating Income (loss)
	2003	2002	2001	2003	2002	2001

International Generics (a)	$367.8	$319.6	$257.2	$29.2	$25.8	$12.0
Active Pharmaceutical Ingredients (a)	124.5	83.6	74.4	65.7	38.9	32.2

U.S. Human Pharmaceuticals (b)	524.7	507.9	306.4	38.9	66.3	(18.9) (e)

Human Pharmaceuticals (c)	1,017.0	911.1	638.0	133.8	131.0	25.3

Animal Health (d)	295.7	321.9	335.3	20.1	(120.9)(f)	23.6

Unallocated and eliminations	(15.4)	(2.2)	(4.0)	(49.5)	(34.3)	(22.9)

Total	$1,297.3	$1,230.8	$969.3	$104.4	$(24.2)	$26.0
____________________________

  The management of Active Pharmaceutical Ingredients (formerly Fine Chemicals) and International Generics was combined in 2001.

  Formerly known as the U.S. Pharmaceuticals Division. Includes operations of the acquired Faulding oral solid dose pharmaceutical business from December 12, 2001, including U.S. Generic Pharmaceuticals and U.S. Branded Pharmaceuticals.

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

For additional financial information concerning the Company's business segments see Note 24 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Internet Website

     The Company maintains an Internet website at http://www.alpharma.com. The Company makes available free of charge on its website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

NARRATIVE DESCRIPTION OF BUSINESS

HUMAN PHARMACEUTICALS

     The Company's Human Pharmaceuticals business is comprised of USHP, IG, and API businesses. USHP is comprised of U.S. Generic Pharmaceuticals and Branded Pharmaceuticals.

     In 2003, a plan was developed where, during 2004, an integrated management team will commence managing the IG and U.S. Generic Pharmaceuticals business units, while API and Branded Pharmaceuticals will be managed by separate management teams. Also in 2003, the Human Pharmaceuticals organization was further realigned to maximize operational efficiencies by the institution of key global roles to oversee supply chain and scientific affairs functions.

     In 2003, the Company's Human Pharmaceuticals business had sales of approximately $1,017.0 million and operating income of approximately $133.8 million.

     The Human Pharmaceuticals business manufactures and markets its primary products, generic pharmaceuticals, through its IG and U.S. Human Pharmaceuticals businesses. The Human Pharmaceuticals business also markets specialty brand name pharmaceuticals in the U.S. through its Branded Pharmaceuticals unit. In addition, through API, the Human Pharmaceuticals business manufactures and markets a line of fermentation based active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of generic and branded finished pharmaceutical products. Through acquisitions, the Company has expanded its range of products and enhanced its research and development capabilities.

ACTIVE PHARMACEUTICAL INGREDIENTS ("API")

     The Company's API business develops, manufactures and markets a range of fermentation based active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products. The Company's API business benefits from over four decades of experience in the use and development of fermentation and purification technology. Additionally, the Company's API business' fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products for the Company's Animal Health business.

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

     The Company is expanding certain of its facilities in order to address capacity constraints with respect to some of the products in its API business' portfolio. (See "Facilities" below.) In February 2003, the Company's API business implemented a significant price increase targeted at certain of its products. The impact of this price increase in 2004 will be influenced by the continued acceptance of the increased 2003 price levels by a majority of its customers.

     Facilities. The Company manufactures its API products in its plants in Oslo, Norway, which also manufactures products for Animal Health; Copenhagen, Denmark, which also manufactures finished products for IG; and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. To support the production of vancomycin, the Company substantially expanded its production capacity at its Copenhagen facility and acquired a facility in Budapest, Hungary in December 1998. An expansion of manufacturing processes and capacity at the Budapest facility is substantially complete. As of January 2004, the expansion of the Budapest facility cost approximately $9.0 million and doubled the capacity of the facility for one product and established capacity for the production of three additional products in the facility. (See "Information Applicable to all Business Segments- Environmental Compliance" for a discussion of an administrative action related to the Budapest facility.) The Oslo and Copenhagen facilities have been classified as acceptable by the FDA as a manufacturer of certain sterile and non-sterile bulk antibiotics. Such FDA classification allows imports of these products into the U.S. market and by the health authorities of most European countries. The Company is continuing to expand its facility in Copenhagen to increase its capacity. In the 1st quarter of 2004, all expansion of the Copenhagen facility is expected to be completed which will increase the facility's capacity for vancomycin by approximately 50%. The total cost for this expansion is approximately $16.7 million. The Company is also expanding the Copenhagen facility for purification of tobramycin for a cost of approximately $10 million, which is expected to be substantially completed in the fourth quarter of 2004.

     Competition. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a significant advantage in these antibiotic products. Competition may increase in the future as a result of the Company's recent price increases on certain of its products. The Company's API business' principal competitors are Eli Lilly and Company, Abbott Laboratories and Bristol-Myers Squibb Company.

     Geographic Markets. The Company's API business sells its active pharmaceutical products in the U.S. and other areas of the world. For the year ended December 31, 2003, sales in North America of API products represented approximately 66% of the Company's API business' total revenues with significant additional sales of products in Europe, Asia and Latin America.

     Sales and Distribution and Customers. Sales of API products are dependent on finished product sales which are under the control of the Company's customers. Sales of bulk antibiotic products are made to relatively few large customers, primarily pharmaceutical companies making generic and branded finished pharmaceutical products. The Company distributes and sells its API products in North America and Europe using its own sales force. Sales of the Company's API products in other parts of the world are primarily through the use of local agents and distributors.

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

     Product Lines. IG manufactures and markets prescription and over-the-counter products using approximately 260 APIs that are sold primarily in approximately 685 different formulations and dosage forms including tablets, capsules, ointments, creams, liquids, suppositories and injections. This includes generic products in approximately 515 tablet and capsule formulations and dosages, approximately 60 liquid formulations and dosages, approximately 60 cream and ointment formulations and dosages for topical use, and approximately 50 injectable formulations and dosages.

Prescription Pharmaceuticals. IG has regulatory approvals for approximately 215 prescription products, with a total of approximately 585 formulations and dosage strengths. IG's prescription products comprise a broad product line, concentrating on antibiotic, analgesic/antirheumatic, psychotropic cardiovascular, cough and cold, and corticosteroid therapeutic areas. These products are predominantly sold on a generic basis.

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

     In addition, in November 1998, in a substantially smaller transaction, the Company acquired a generic pharmaceutical product line in Germany. The purchase price paid by the Company for this acquisition was $13.3 million. This amounts was paid in cash in November 1998. All of the products purchased in this transaction are manufactured under long-term contracts with third parties.

     In June 1999, the Company acquired a market presence in the German generic market through the purchase of the Isis group of companies, (renamed Alpharma-ISIS GmbH & Co. KG) ("Alpharma-ISIS"), from Schwarz Pharma AG for a purchase price of approximately $153.0 million. Alpharma-ISIS has a substantial marketing organization but no manufacturing operations. All products are manufactured for Alpharma-ISIS by third parties, including a substantial number under a supply agreement with Schwarz Pharma that expires in 2008 (with annual renewal rights upon mutual agreement of the parties). Under the Company's agreement with Schwarz Pharma, the Company purchases products from Schwarz Pharma at a price based on an index, with no minimum purchases or payment requirements. The agreement provides that if the market price of a given product decreases by more than 30%, the price is subject to renegotiation. In the event of a force majeure relating to a product, the Company may purchase such product from other manufacturers. The Company's total purchases under the Schwarz Pharma agreement totaled $14.5 million in 2003. Approximately 73.7% of Alpharma-ISIS' sales are of cardiovascular products, the most important of which in terms of sales is the drug Pentalong.

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

     In January 2003, the Company divested its vitamin business to Nopal AS ("Nopal"), which, at the time of such transaction, was a subsidiary of Industrier, the Company's controlling stockholder, for approximately $3.3 million. In connection with this sale, the Company entered into a supply agreement with Nopal pursuant to which the Company will supply Nopal with certain vitamin products, and two distribution agreements with Nopal pursuant to which Nopal would continue to sell the Company's medical plaster and tape products to the grocery sector and the Company would sell Nopal's acquired vitamin products to the pharmacy and health care sector. This arrangement continued for a period following closing, but has since been discontinued.

     In October 2003, the Company divested its French generic pharmaceutical business to Zydus International Private Ltd for approximately $6.0 million plus further payments of approximately $600,000, contingent upon receipt of marketing approvals from the French government for certain products in the approval process as of the date of the sale. This business was purchased in April 1999 for $26.4 million.

     Facilities. The Company maintains six manufacturing facilities for its IG products, all of which also house administrative offices and warehouse space. The Company's plants in Lier, Norway and Barnstaple, England, include many technologically advanced applications for the manufacturing of tablet, liquid and ointment products. The Company's plant in Copenhagen, Denmark manufactures a limited number of sterile finished pharmaceutical products. In addition to the Lier, Barnstaple and Copenhagen facilities, the Company also operates plants in Vennesla, Norway, for medical plaster and tape products, and Jakarta, Indonesia, for tablets, ointments and liquids. The Jakarta plant exports certain products to Europe. Through Alpharma Foshan, the Company also operates a manufacturing plant in Foshan City in the Guangdong Province of China.

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

     Sales, Distribution and Customers. Depending on the characteristics of each geographic market, IG's products are predominantly marketed under either brand or generic names. Over-the-counter products are typically marketed under brand names with concentration on skin care, pain relief and vitamins. IG's primary customers are integrated wholesalers (wholesale and retail outlets), pharmacy retail chains, purchasing organizations and government entities. To position itself towards the integrated wholesalers who are gradually becoming significant Pan-European parties, IG is targeting both the local market organizations and the corporate offices of these customers. IG employs a specialized marketing and sales force of approximately 530 persons (with the largest being 204 in Indonesia, 58 in China and 128 in Germany) that markets and promotes generic pharmaceuticals to doctors, hospitals, wholesalers, pharmacies and consumers. In each of the Company's international markets, it uses wholesalers to distribute its generic pharmaceutical products.

U.S. HUMAN PHARMACEUTICALS ("USHP")

     The U.S. Human Pharmaceuticals business develops, manufactures, markets and distributes generic prescription, specialty branded and over-the-counter pharmaceuticals for human use. With products in over 150 formulations and dosage forms, USHP is a market leader in generic solid, liquid and topical dosage forms, with what the Company believes to be one of the broadest portfolios of these dosage forms in the generic pharmaceuticals industry. With the addition of Purepac, an oral solid dose pharmaceutical business purchased as part of the Faulding Acquisition completed in 2001, the Company's liquid and topical customers can buy a broadened product line from the Company, instead of having to purchase oral solid dose pharmaceuticals from other vendors. In 2002 and in 2003, USHP ceased producing a number of less profitable liquid products in order to concentrate on more profitable products while engaging in certain remediation efforts to meet FDA guidelines at its Baltimore facility. Profitability of the Company's oral solid dose products were adversely affected since the Company did not introduce significant new products during 2003.

     Product Lines. USHP manufactures and markets products using approximately 165 APIs that are sold in over 150 different formulations and dosage forms, including tablets, capsules, liquids, creams, ointments, suppositories and liquid inhalants, in its line of over-the-counter and prescription medications. The experience and technical expertise of USHP enables it to formulate immediate and modified release medications in oral solid dosage forms. It also enables USHP to develop therapeutic equivalent drugs in liquid and topical forms, and refine product characteristics, such as taste, texture and appearance in the case of liquid forms, and color, texture and consistency in the case of topical forms. USHP manufactures and markets generic prescription products in approximately 75 tablet and capsule formulations and dosages. USHP manufactures approximately 50 generic cream, lotion and ointment formulations and dosages for topical use and 21 liquid formulations and dosage forms. USHP also markets a line of respiratory products and unit dose liquids products consisting of 9 formulations and dosages. USHP, through Branded Pharmaceuticals also manufactures and markets two branded prescription drug products in a tablet and capsule dosage forms.

     Generic Prescription Pharmaceuticals. USHP has regulatory approvals, each of which permits USHP to manufacture and sell a given product, for approximately 130 generic prescription products with a total of approximately 176 dosage strengths. The prescription products consist of a line of specialty liquid products for approximately 10 different indications, including cough/cold, allergy and respiratory, a broad line of creams and ointments with a concentration on first aid medications, and a broad line of oral solid dose products with a concentration on modified release formulations in a variety of therapeutic categories including cardiovascular, anti-depressants, tranquilizers and analgesics. USHP's most successful generic drugs in 2003 were (i) diltiazem, the oral solid dose generic equivalent of Cardizem CD (indicated for the treatment of hypertension and chronic, stable angina), (ii) alprazolam, the oral solid dose equivalent of Xanax (indicated for the treatment and management of anxiety disorders, and (iii) spironolactone, the oral solid dose generic equivalent of Aldactone (indicated to treat high blood pressure, congestive heart failure, kidney and liver disease and conditions in which there are abnormally low levels of potassium in the blood.). In addition, in 2003 the Company entered into an agreement with Ivax Pharmaceutical Co. ("Ivax") under which the Company will receive fifty percent (50%) of Ivax's net profits (as defined in the agreement) of Metformin ER (the extended release version of Metformin HCl) during the 180-day exclusivity period. Such period commenced in December 2003 and the Company received approximately $9 million from Ivax for 2003 sales. This exclusivity period ends in the second quarter of 2004. During such 180-day exclusivity period, and under the agreement with Ivax, in the event that the Company launches its own Metformin ER product, the Company shall pay Ivax fifty percent (50%) of the Company's net profits (as defined in the agreement) on such sales of Metformin ER.

     Over-the-Counter Pharmaceuticals. USHP has the ability to manufacture ANDA and non-ANDA over-the-counter products. In 2002 and continuing in 2003, USHP discontinued production of lower margin liquid over-the-counter products in order to focus on higher margin products and in order to take actions required to cause its Baltimore plant to comply with FDA regulations. In the over-the-counter line, USHP has a broad range of products for approximately 8 different indications including allergy, analgesic, anti-inflammatory, cough/cold, first aid, feminine hygiene, nutritional and personal hair care. USHP sells Feverall, an over-the-counter suppository form of acetaminophen used for fever reduction and pain relief. The Company acquired the marketing and distribution rights for this product from a third party in December 2000.

     Branded Pharmaceutical Products. USHP's Branded Pharmaceuticals product line, which was founded as a part of F.H. Faulding & Co. Limited in 1998, currently markets Kadian, a sustained release morphine product which USHP licenses from F.H. Faulding & Co. Limited (now a wholly-owned subsidiary of Mayne Nickless Limited) pursuant to a perpetual, royalty-free license. This product is marketed in the U.S. Branded Pharmaceuticals has a sales force of approximately 100 people, which number is in the process of being expanded to approximately 140. USHP focuses its sales and marketing efforts on the pain specialists who are likely to be the most active writers of prescriptions for its products. In addition to its sales and marketing efforts the Company continues to seek product development and co-promotion opportunities with other pharmaceutical companies to enhance its product portfolio and to expand the scope of its efforts. However, no assurances can be given that such partnerships will be successfully created.

     Acquisitions. In December 2001, the Company acquired U.S. based Purepac Pharmaceutical Co., a company specializing in the development, manufacture and marketing of generic oral solid dose pharmaceuticals, and Faulding Laboratories Inc., a company specializing in the marketing and distribution of branded pharmaceuticals, and China based Alpharma Foshan Pharmaceuticals Co. Ltd., a manufacturer and distributor of generic oral pharmaceuticals for approximately $670 million (the "Faulding Acquisition").

     Facilities. USHP maintains and operates three manufacturing facilities, two research and development centers, four telemarketing facilities and one automated central distribution center. USHP's largest manufacturing facility is located in Baltimore, Maryland and is dedicated solely to the manufacture of liquid pharmaceuticals. (See "Government Regulation - Facility Compliance".) The Company's facility in Lincolnton, North Carolina manufactures creams, ointments and suppositories. As a result of the Faulding Acquisition, the Company acquired Purepac's oral solid dose facility in Elizabeth, New Jersey, which manufactures tablets and capsules, and a new facility in Piscataway, New Jersey. The Piscataway facility will require FDA approval prior to its use as a manufacturing plant. The Company is currently utilizing the Piscataway facility for warehousing of inventory distribution, raw materials receiving and office space. The Company plans to utilize the Piscataway facility for the manufacturing of new products, commencing in 2005. The Company also operates a distribution facility in Columbia, Maryland.

     Competition. Legislation in the U.S. encourages the use of generics as an alternative to brand drugs, including the use of generics in the Medicaid reimbursement program, and generally allows pharmacy substitution of brand drugs with generic drugs. Nevertheless, while the Company is a market leader in the U.S. in the manufacture and marketing of specialty human generic pharmaceuticals, it operates in a highly competitive, price sensitive market. The Company competes in this business on the basis of price, product range and service. The Company competes with other generic pharmaceutical companies and with the generic drug divisions of major international branded drug companies that sell one or more products similar to the Company's products. (See "Risk Factors" and "Legal Proceedings - Gabapentin".) Additionally, the Company encounters market entry resistance from patented drug manufacturers. The Company, as with other generic players, selectively attempts to introduce generic drugs, as it is currently attempting with gabapentin, earlier than the last expiration date for patents held by the manufacturer holding the patent protection through the process of designing around existing patents or challenging patents believed to be invalid or unenforceable (a "Waxman-Hatch paragraph IV Filing"). Under certain circumstances, if the Company is the first to file under paragraph IV, it may be entitled to be the only generic manufacturer on the market for a 180-day period. The Company has encountered vigorous challenges to these activities that have resulted in significant legal costs as it has defended its right to market these products. The Company expects to face further legal costs as it continues to defend such challenges. The Company might be unsuccessful in defending these challenges.

     Branded Pharmaceuticals also operate in a highly competitive, price sensitive market. The Company's Branded Pharmaceuticals products compete with products manufactured by generic pharmaceutical manufacturers and worldwide research-based brand drug companies. As the Company its Branded Pharmaceuticals, it expects to encounter continued competition.

     USHP's principal competitors are Mylan Laboratories Inc., Teva Pharmaceutical Industries, Inc., Watson Pharmaceuticals, Inc., Morton Grove Pharmaceuticals, Inc. and Taro Pharmaceutical Industries Ltd.

     Sales. The Company has a sales organization for USHP's generic and branded pharmaceutical products, including a direct sales forces and telemarketing operations. The Company maintains a professional direct sales force of approximately 6 employees to direct market USHP's generic products and approximately 100 employees to distribute and direct market USHP's branded products. The Company plans to expand its branded product sales force to approximately 140 employees. This business also provides certain custom marketing services, such as order processing and distribution, to the pharmaceutical and certain other industries.

     Distribution. ParMed Pharmaceuticals, Inc., the Company's advanced telemarketing operation, which had 2003 sales of $73.5 million and which employs approximately 70 sales and supervisory personnel, markets and distributes generic products manufactured by third parties and USHP. The Company has recently increased the use of its telemarketing operations for the sale of its own products by adding a dedicated facility for this expanded activity.

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

ANIMAL HEALTH ("AH")

     The Company believes that its Animal Health business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") for food producing animals including poultry, cattle, swine and vaccines for farmed fish. For the year ended December 31, 2003, AH had product sales of approximately $295.7 million and operating income of approximately $20.1 million.

     During 2002, Animal Health implemented a new business strategy that included strengthening customer and market focus and significantly improving working capital management. As an additional part of AH's strategy, it conducted a review of its product pipeline relating to Reporcin, which resulted in the decision to cease further investment in the construction of a U.S. production facility for the product in Terre Haute, Indiana. Additionally, it conducted an evaluation of its major contractual supplier relationships that has resulted in the termination or amendment of certain long-term relationships with suppliers. In 2002, the Company also determined that consolidation of existing manufacturing activity was necessary, resulting in the closure of its manufacturing facilities in Hannibal, Missouri, Lowell, Arkansas, and Parkville, Australia, and its research center in Wrightstown, New Jersey. While AH completed these actions in 2003, write-offs and other charges against pre-tax income of approximately $152.1 million were recorded in 2002 in connection with such matters.

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

     In 1999, the Company acquired exclusive marketing rights to Reporcin, a performance and meat quality improvement product for injectable use in swine, from Natinco N.V. pursuant to a technology license and option agreement for approximately $14.1 million. In addition, through December 31, 2003, the Company has paid approximately $13.6 million for licenses related to Reporcin. Sales of Reporcin are ongoing in some countries, including Mexico and Brazil, which have substantial swine populations. However, the full realization of the potential for Reporcin is dependent upon market acceptance in those two countries and governmental license approvals and market acceptance in numerous other countries, including the U.S. The agreement requires payments as additional regulatory approvals for the product are obtained in certain markets or payment of a liquidated damages fee for not pursuing licenses in such countries equal to 10% of the product license payment that would otherwise have become due upon receipt of the product license. As of December 31, 2003, total additional payments of approximately $35.0 million are required if, and when, a U.S. registration for Reporcin is obtained. Under the terms of the agreement, the Company was required to complete an FDA approved production facility for Reporcin. To meet this requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June 2000 and began preparing the facility for production of Reporcin. Due to a reassessment of the Company's approach to the U.S. market for Reporcin, the facility, on which the Company has expended $12 million, has not been completed and, with Natinco's consent, the Company has announced its intention to sell this facility. Additionally, due to excess inventory of Reporcin, the Company has decided to cease manufacturing at its Parkville, Australia facility. In the third quarter of 2002, the Company determined that certain tangible and intangible assets related to Reporcin were impaired and recorded a pre-tax charge of $37.1 million. As part of its reassessment, the Company intends to investigate third-party manufacturing opportunities for the U.S. market and to continue to pursue regulatory approval for Reporcin in the U.S.

     In May 2000, the Company purchased the Roche MFA business for approximately $288.0 million. The Roche MFA business consisted of products including Aureomycin, Bovatec, Avatec, Bio-Cox and Cygro. These pharmaceuticals are used to prevent and treat diseases in livestock and poultry.

     Facilities. The Company produces its Animal Health products in several manufacturing facilities. BMD is produced and blended at the Company's Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo facility, which is shared with API. Soluble antibiotics and vitamins are formulated in AH's Longmont, Colorado facility and feed grade chlortetracycline is produced at AH's Willow Island, West Virginia facility in addition to being purchased from foreign suppliers. It is then blended at independent blending facilities. Bio-Cox is blended in AH's Van Buren, Arkansas facility, and Avatec and Bovatec are blended at its Salisbury, Maryland facility. The 3-Nitro product line is manufactured using the Company's technology at a third party facility. In 2002, the Company commenced manufacturing Lasalocid test batches at its Willow Island facility. The Willow Island facility now produces Lasalocid for use in many parts of the world and anticipates commencing commercial production for sales in the U.S. upon receipt of approval from the FDA, which is expected during 2004. Decoquinate, the active ingredient used in Deccox, is manufactured in accordance with an agreement that expires in 2012 using the Company's technology at a facility owned and operated by a third party. Blending of Deccox is done at the Company's Lowell, Arkansas facility (until June 2003) and a third party facility. In June of 2003, the blending of Deccox was moved to the Company's Chicago Heights facility. Product research and development is done at AH's Chicago Heights, Willow Island and Oslo facilities. The Company manufactures its fish vaccine products at its Overhalla, Norway facility and third party facilities and utilizes contract manufacturing to provide certain raw materials for vaccine production. The Company has closed its facilities at Hannibal, Missouri, Lowell, Arkansas, Parkville, Australia, and its research and development facility in Wrightstown, New Jersey. Products currently produced at these facilities will be supplied by other Company facilities or third parties where required. The Wrightstown facility was sold during 2003.

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

     Geographic Markets. The Company sells a major portion of its animal health products in the U.S. With the addition of the Roche MFA business, AH has expanded its international presence. The Company sells its aquatic animal health products in Norway, the United Kingdom, Canada, the U.S., Chile and other international markets.

     Sales and Distribution. The Company's animal health products in the U.S., Europe, Canada, Mexico, Brazil, Australia and other selected markets are sold through a staff of 117 technically trained sales and service employees, many of whom are veterinarians and nutritionists. The Company has sales offices in the U.S., Canada, Mexico, Norway, Chile, Argentina, Thailand, China, Brazil, France, Belgium, the United Kingdom and Australia. In the remainder of the world, AH's products are sold primarily through the use of distributors and sales companies. In January 1999, the Company combined its wholly-owned U.S. distribution company with two similar third party distribution businesses to form a joint venture 50% owned by the Company. In January 2004, the 50% of this joint venture that was owned by third parties was purchased by the Company. In March 2004, subsequent to the period covered by this report, the Company entered into an agreement to sell its 100% interest in this distribution company, subject to normal closing conditions. This entity is a regional distributor of animal health products in the Central Midwest and Southeastern regions of the U.S. The Company sells its aquatic animal health products through its own technically-trained sales staff in Norway, the United Kingdom and Chile and through distributors in other markets.

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

INFORMATION APPLICABLE TO ALL BUSINESS SEGMENTS

Research, Product Development and Technical Activities

     Scientific development is important to each of the Company's business segments. The Company's research, product development and technical activities in the human generic pharmaceuticals business, which is mainly performed within the U.S., concentrate on the development of generic equivalents of established patented products, as well as discovering novel treatment uses of existing drugs. Such research, product development and technical activities also focus on developing proprietary drug delivery systems, patent circumvention in the U.S. and on improving existing delivery systems, packaging and manufacturing techniques. The Company's API business performs research and development activities on chemical synthesis, fermentation and purification technologies in Norway and Denmark.

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

     The Company's technical development activities for animal pharmaceuticals previously involved extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for variations of existing products and seeking related FDA and other governmental approvals. The Company focused its AH product development spending in 2003 on activities such as in-licensing and co-developing technologies through arrangements with third parties as well as on its own research and development of vaccines for farmed fish, and will continue this focus in 2004.

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

     Generally, research and development activities are conducted on a business segment basis. The Company conducts its technical product development activities for Animal Health at its facilities in Oslo, Norway; Willow Island, West Virginia; and Chicago Heights, Illinois. The technical product development for finished Human Pharmaceuticals products is conducted in Elizabeth, New Jersey, and Baltimore, Maryland. The Oslo, Norway and Copenhagen, Denmark facilities are used for API research and development. Independent research facilities in the U.S. and Europe are used for each of the business segments. The Company closed its finished product research and development operations in Copenhagen, Denmark in 2001. The Company also closed its Animal Health research and development facility in Wrightstown, New Jersey during 2003.

     Research and development expenses, the majority of which was expended for Human Pharmaceuticals (which exclude legal fees), were approximately $63.2 million, $67.1 million and $86.7 million in 2003, 2002, and 2001, respectively. The 2001 expenses include a charge for purchased in-process research and development of $37.7 million related to the Faulding Acquisition.

     Research and development activities are inherently speculative. Investments in research and development do not always result in the successful development of a product. For example, the Company sometimes withdraws or abandons its pending ANDAs, particularly if the product is approved after generic market formation. Accordingly, it should not be assumed that potential products in the Company's pipeline will be successfully commercialized.

New Product Pipeline

     The Company has a pipeline of new products that it plans to introduce over the next several years. However, the introduction of new human pharmaceutical products in the U.S. has been adversely impacted by FDA regulatory activities at both its Elizabeth and Baltimore facilities; activities which continue at the date of this Report. One of the most potentially significant products in the Company's pipeline is USHP's generic form of gabapentin. Gabapentin is a generic version of Neurontin, a drug indicated for the treatment of epilepsy, which had 2003 brand sales of over $2.5 billion. In 2003, the Company received confirmation from the FDA that Purepac was the first generic manufacturer to file a paragraph IV certification challenging the patents protecting Neurontin. Federal District and Appellate Courts subsequently affirmed this conclusion during 2003. As the first entity to file a paragraph IV certification with respect to the primary continuing gabapentin patents, the Company is in a position to benefit from generic market exclusivity for up to six months. Exclusivity is subject to receipt of all required FDA approvals, which the Company presently possesses for gabapentin. Any commercial sale of the product prior to the satisfactory resolution of the brand company's litigation challenge would result in a risk of patent infringement damages. The Company may not, in all circumstances, be able to control the commencement of the exclusivity period and therefore can give no assurance that it will benefit from being the first to file the paragraph IV certification. If the Company gains this exclusivity, based upon the results of similar generic product launches in the past, the Company believes it can reasonably expect a significant initial market share (as much as 25-50% of the brand market on a volume basis) and such initial sales should also assist the Company in retaining a smaller, but leading, market share after the exclusivity period. However, the Company cannot assure that it will attain these results. (See "Risk Factors" and "Legal Proceedings - Gabapentin".)

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

     Legislative bills are introduced in the U.S. Congress from time to time, some of which, if adopted, could have an adverse effect on Animal Health's business. However, in the past, such bills that could have had a material adverse effect, have not had sufficient support to become law. The animal pharmaceutical industry is actively engaged in the legislative process. To address the previously mentioned review backlog, the industry supported legislation that would adopt user fees and performance standards similar to those in place for new human drugs and medical devices. The Animal Drug User Fee Act of 2003 is now in effect (providing for such fees and standards).

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

     The Company is subject to continual review and periodic inspection by the FDA. During 2001, 2002, 2003 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth, respectively. The 483 Reports listed alleged deviations from, primarily, cGMPs.

     The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has not formally commented on the Company's corrective action plan. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report detailing plant deficiencies. While the FDA has not indicated to the Company its position as to any of the items set forth on this February 2004 483 Report, the number and scope of the comments has declined significantly from the Report received in August 2002. The Company expects to continue upgrading plant procedures at the Baltimore plant in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was reduced in several increments during 2002 and 2003. This reduction in production has had an effect on earnings and the possibility of an adverse effect in 2004 was incorporated into the Company budgeting process.

     Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company originally anticipated completion of these actions on or about the end of 2003. However, the FDA performed a follow-up inspection in late 2003 and issued another 483 Report alleging continued deficiencies in compliance with FDA regulations. As a result the Company now anticipates completion of a significant portion of its corrective actions in mid 2004, with the remainder by March 2005. Certain product recalls were included in the original corrective action plan which were completed in 2002 and 2003. The regulatory status and the Company's corrective action activities of both of these facilities has had, and continues to have, an adverse impact on the Company's ability to launch new product marketing approvals.

     The Company incurred costs of $3.2 million during 2002 and approximately an additional $18 million of outside consultant costs in 2003. The Company estimates that the 2004 cost of addressing the deviations listed in those 483 Reports at Baltimore and Elizabeth will be approximately $8 million for outside consultants and related costs. In addition, the Company has expanded its ongoing quality assurance costs, including adding related personnel, at an estimated cost of approximately $18 million in 2004. (See "Risk Factors" and "Legal Proceedings".) The Company has received 483 Reports from time to time in the past for other plants, all of which the Company believes it has adequately addressed.

     During 2003, the Company also received a 483 Report at its API facility in Copenhagen, Denmark. This Report, which the Company believes it has adequately addressed, relates to the manufacturing process for one of API's less significant products.

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

     Extended Protection for Certain Products. In 1984, The Waxman-Hatch Act amended both the Patent Code and the Federal Food, Drug and Cosmetics Act, better known as the FDC Act. The Waxman-Hatch Act codified and expanded application procedures for obtaining FDA approval for generic versions of brand name pharmaceuticals that are off-patent or whose market exclusivity has expired. The Waxman-Hatch Act also provides patent extension and market exclusivity provisions for innovator drug manufacturers which preclude the submission or delay the approval of a competing ANDA under certain conditions. One such provision allows a five year market exclusivity period for NDAs involving new chemical entities and a three year market exclusivity period for NDAs or NDA supplements containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision authorizes the extension of patent terms for up to five years as compensation for some of the reductions of the effective life of the patent as a result of time spent in testing for, and FDA review of, an application for a drug approval. Patent terms may also be extended pursuant to the terms of the Uruguay Round Agreements Act, or URAA. In addition, the FDA Modernization Act of 1997 ("FDAMA") allows brand name pharmaceutical manufacturers under certain circumstances to seek six months of additional exclusivity when they have conducted pediatric studies on the drug in accordance with the statute's requirements. Although the pediatric exclusivity provisions in FDAMA contained a sunset date of January 1, 2002, they were re-authorized by the Best Pharmaceuticals for Children Act, which was signed into law in January 2002. In addition, the first generic applicant who files an ANDA challenging a patent listed by the brand name manufacturer (i.e. an ANDA containing a Paragraph IV certification stating that the generic drug will not infringe any listed patent(s) for the reference drug or that such patent(s) is (are) invalid or unenforceable) may receive an exclusivity period of 180 days under certain circumstances during which times other generic applications for the product containing paragraph IV certifications cannot be approved. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") made certain changes to the 180-day exclusivity provision and placed additional limits on the circumstances under which first ANDA applicants may be able to enjoy the benefits of exclusivity. Therefore, the Company cannot predict the extent to which the Waxman-Hatch Act, the Best Pharmaceuticals for Children Act, the FDAMA, the Medicare Act or URAA could postpone approval of some of the Company's new products. Moreover, changes in the statutes or regulations may occur over time. The Company cannot predict the extent to which any such future changes may affect its products or product development.

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

     In many countries in which the Company does business, other than the U.S., the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. A review of proposed legislative changes to the U.K. generic pharmaceutical market is currently ongoing and as part of the review an interim maximum pricing legislation for the sale of generic pharmaceuticals in the U.K. has been introduced. In Germany, legislation was introduced in January 2002 which re-adjusted the existing fixed price system, requiring price reductions for certain human generic pharmaceutical products including a large number of the Company's products. Additionally, while this new German law does permit pharmacist substitution of generics for certain branded drugs, there are several exceptions to this law that, in the Company's view, will make it less than fully effective in requiring such substitution on a broad basis. During 2003, Germany adopted legislation which will have the effect of reducing the reimbursement level for many of the Company's products commencing in 2004. (See the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

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

     In September 2001, a fire at the Company's Lowell, Arkansas plant resulted in the release of arsenic into water entering the local water treatment facility, soil surrounding the plant and in soot spread within the plant. The majority of the remediation activities, performed under the supervision of the Arkansas Department of Environmental Quality, were completed in 2002, with substantially all costs covered by insurance. Minor remediation is ongoing and is expected to be completed during 2004. This plant is no longer being utilized for manufacturing purposes.

     Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made during 2004. However, the Company is currently implementing an integrated environmental health and safety management system across most of its operations, and we may incur significant expenses, including potential fines or penalties, if we discover environmental conditions or past non-compliance at our facilities. In addition, the discovery of previously unknown contamination or the imposition of new clean-up requirements at sites at which we are currently undertaking environmental remediation could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

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

Revisions of Financial Statements

     During the third quarter of 2000, the Company revised its financial statements for the four quarters of 1999 and the first two quarters of 2000. The revisions resulted from invoices in Brazil that were either not supported by underlying transactions or for which the recorded sales were inconsistent with underlying transactions. In November 2001, the Company announced the completion of a revision of its financial statements for 1998, 1999, 2000 and the first two quarters of 2001. This revision resulted predominantly from a required modification in recognizing revenue for specific customer orders in the Company's AH business in 1998, 1999 and 2000 from the time the order was segregated in a third party warehouses and billed, to a subsequent period when the order was shipped from the third party warehouse to the customer. During the first quarter of 2004, the Company revised its financial statements related to the accrual of product discounts in the Netherlands and the treatment of the Company's former French human pharmaceutical business as a discontinued operation.

Employees

     As of December 31, 2003, the Company had approximately 4,700 employees, comprising of approximately 2,050 in the U.S. and 2,650 outside of the U.S. Three U.S. plants are subject to collective bargaining agreements and four of the Company's major European facilities have works councils and are subject to national and multi-national labor agreements. The Company believes its relations with all of these employee units are satisfactory. Two collective bargaining agreements relating to AH employees at the Willow Island facility were scheduled to expire in the first half of 2004 and have been renegotiated without any interruption in employment on terms that the Company believes to be fully satisfactory.

RISK FACTORS

     The Company's reports filed from time to time pursuant to the Securities Exchange Act of 1934 include certain forward-looking statements. Like any company subject to a competitive and changing business environment, the Company cannot guarantee the results predicted in any of the Company's forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following:

The Company depends on the development, manufacture and marketing of new products for its future success.

     The Company's future success is largely dependent upon its ability to develop, manufacture and market commercially successful new products, including generic versions of human pharmaceutical products that are no longer subject to patent protection. Generally, the successful commercial marketing of the Company's products depends on completing the following steps in a time frame to allow the Company to be among the first to market a particular product or the generic version of a product:

    developing and testing the product;

    proving that the product is safe and effective or, if a generic pharmaceutical, that the generic product is bioequivalent to the reference listed drug product; and

    filing for and receiving regulatory approvals to manufacture and sell the product in a timely manner.

     Delays in the development, manufacture or marketing of new products will impact the Company's expenses and revenues. The Company cannot be sure that any product presently going through the process set forth above, or which may be chosen by the Company to enter this process in the future, will result in the timely and profitable commercial launch of a new product.

Research and development expenditures will negatively impact the Company's earnings in the short term, and there is no guarantee of success.

     The Company expects to significantly increase its expenditures on research and development efforts. As a result, these research and development expenditures may have an adverse impact on the Company's earnings in the short term. Further, the Company cannot be sure that its research and development expenditures will, in the long term, result in the commercialization of products which prove to be economically successful.

The timing of receipt of governmental approvals, with respect to "paragraph IV certifications", can significantly affect the Company's future revenues and income.

The time at which the Company files for regulatory approvals is particularly significant with respect to U.S. human pharmaceuticals when the Company is using procedures, known as "paragraph IV certification", to seek marketing approvals prior to the latest date as to which a third party may claim patent protection. Gabapentin is the Company's most important presently outstanding paragraph IV filing. In the case of paragraph IV certifications, the first entity to file an application with the FDA will be eligible for 180 days of market exclusivity. However, the use of this strategy may involve lengthy litigation, frequently against substantially larger and better-financed pharmaceutical companies and, even if successful, may not always result in an actual award of market exclusivity. It is unlikely that the Company will be the first to file for all, or even a significant percentage, of its paragraph IV certifications and even less likely that any particular paragraph IV certification will actually result in the award of market exclusivity. In addition, the cost of paragraph IV litigation has been approximately $5 million per year, and based upon the present paragraph IV filing rate, could increase in any one or more years in the future.

The Company has been and will continue to be affected by price competition and the extension of patent exclusivity.

The Company's generic pharmaceuticals business has historically been subject to intense competition, particularly on the basis of price. As patents and other bases for market exclusivity of branded pharmaceuticals expire, prices typically decline as generic competitors, such as the Company, enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic product. In addition, brand name and patented pharmaceuticals manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:

filing new patents on drugs whose original patent protection is about to expire;

developing patented controlled-release products or other product improvements; and

increasing marketing initiatives and filing of additional litigation.

The Company is experiencing price competition from products manufactured in countries (such as China and India) which may have a lower cost basis than products manufactured by the Company. Such competition is expected to increase in future years.

The Company's ability to raise, or in certain instances maintain, prices in its international pharmaceutical business has been and may continue to be severely limited due to a number of factors, including parallel imports and price regulation.

In Europe, and to a more limited degree in other international markets, the Company is encountering price pressure from imports of identical products from lower priced markets under EU laws of free movement of goods, which are known as parallel imports. Parallel imports could lead to lower revenue and operating income for the Company. The Company's international pharmaceuticals business is also affected by general governmental initiatives to reduce drug prices, including price controls or other restrictions on the Company's industry. Parallel imports, governmental cost containment and other regulatory efforts could cause lower prices in certain markets, including the United Kingdom, Germany and the Nordic countries, where the Company has significant sales.

New entrants from lower cost countries are also negatively affecting product prices for the Company's products in Europe. (See Price Competition risk factor above.)

The United Kingdom Department of Health is currently reviewing proposed legislative changes to the United Kingdom generic pharmaceuticals market, and, as part of this review, introduced in August 2000 interim maximum pricing legislation for the sale of generic pharmaceuticals in the United Kingdom. The Company has experienced, and expects to continue to experience, a downward trend in prices for the Company's human generic pharmaceutical products in the United Kingdom resulting, at present, from competitive pressures with the potential for further price decreases as a result of future regulatory actions. The Company is unable to predict the long-term impact these circumstances will have on the Company's United Kingdom operations and the pricing and sales of generic pharmaceuticals in the United Kingdom. German legislation, effected in January 2004, has required price reductions and larger patient co-payments for a large number of human generic pharmaceutical products, including a number of the Company's products. New German legislation also permits pharmacist substitution of generics for certain branded drugs; however, there are several exceptions to this law which the Company believes will make it less than fully effective in requiring such substitution on a broad basis. Overall, the Company expects German legislation to result in lower prices for human generic pharmaceutical products that are expected to result in decreased profitability for all industry participants, including the Company. The Company is unable to predict the impact these circumstances will have on the Company's German operations and the pricing and sales of generic pharmaceuticals in Germany.

The Company does not know the ultimate impact of the infringement claims brought by Pfizer relating to gabapentin and does not know with any certainty if it will have to write-off inventory relating to gabapentin.

The Company has filed a paragraph IV certification challenging the patents protecting Pfizer's Neurontin (gabapentin) tablets and capsules, a drug used to treat epilepsy. While not assured, this filing could provide the Company with generic market exclusivity for a period of up to six months. Given the size of the gabapentin market (over $2.5 billion in 2003) and the market price and share normally anticipated during a period of generic exclusivity, the Company's profit potential (which it is initially obligated to share equally with its supplier of the drug's active ingredient for a limited period) could be significant if the Company obtains market exclusivity. Torpharm, a competitor that has filed an ANDA for gabapentin capsules, recently filed a lawsuit against the FDA seeking final approval for this ANDA. Both the trial and appellate courts have entered orders effectively sustaining the Company's right to exclusivity after considering the allegations of Torpharm. However, the Company can give no assurance that it will ultimately benefit from an exclusivity period.

Pfizer has filed several lawsuits challenging the Company's position that it can introduce the product prior to the expiration of the last to expire of the Pfizer patents. The Waxman-Hatch Act 30 month automatic bar against the Company's launch has expired and the Company is at present legally entitled to commence the sale of the capsule product prior to a final decision in the Pfizer litigation. It is possible, however, that additional patents on gabapentin may be issued to Pfizer, which could result in additional patent infringement lawsuits being filed against the Company. However, because of a change in FDA's regulations in August 2003, any new such lawsuits would not affect the timing of FDA's action on the ANDA. The Company could also decide to wait to commence sales until the receipt of a court decision or any appeal. A launch at any time before a final decision on Pfizer's claims would leave the Company exposed to potential material infringement damages if Pfizer were to ultimately prevail in the litigation. In addition, in order to be prepared to take advantage of any applicable six month period of exclusivity, the Company would be required to produce significant amounts of inventory prior to any planned product launch and, perhaps, prior to knowing whether the Company has been finally awarded exclusivity or the receipt of a final court ruling in the Pfizer litigation. In the event that Pfizer prevails in the litigation, the Company is not awarded exclusivity or the outcome of either of these events results in a significant launch delay, this inventory may no longer be commercially saleable, which would result in a write-off and a charge against the Company's income in the relevant period.

     In anticipation of the launch of gabapentin, the Company entered into a supply agreement with the manufacturer of the active pharmaceutical ingredient (the "GAPI") of gabapentin under which the Company has acquired GAPI inventory. The terms of the Company's agreement with the GAPI supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). As of December 31, 2003, the Company had paid approximately $12,500 in partial payment of GAPI inventory. The Company will make additional payments of approximately $22,800 and $10,500 in 2004 and 2005, respectively, for GAPI inventory received and ordered. All of these payments reduce the Net Sales Split on a dollar for dollar basis. Other than outstanding purchase orders for GAPI to be received subsequent to year-end, the Company has no additional obligation to purchase additional GAPI inventory. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the GAPI, and may incur a charge to write-down GAPI to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $46,000 based on GAPI currently on hand or ordered. In addition, the Company is negotiating certain changes in the arrangement with its GAPI supplier which, if unsuccessful, could require the Company to make a $3,000 payment to the GAPI supplier.

The increased importance of sales to major wholesalers could continue to affect the Company's ability to charge higher prices for its products.

Generic pharmaceuticals market conditions, particularly in the U.S., have been affected in recent years by a fundamental shift in industry distribution, purchasing and stocking patterns resulting from the increased importance of sales to major wholesalers and a concurrent reduction in sales to private label generic distributors. Wholesaler programs generally require lower prices on products sold, lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesaler's own marketing programs.

The Company is subject to government regulations and actions that increase the Company's costs and could prevent it from marketing and selling some of its products in certain countries.

The research, development, manufacturing and marketing of the Company's Human Pharmaceuticals and Animal Health products are subject to extensive government regulation. Government regulation includes inspection of and controls over testing, manufacturing, safety, efficacy, labeling, record keeping, pricing, sale and distribution of pharmaceutical products. While the Company does not keep records that segregate the cost of compliance with these government regulations, in the aggregate such regulations substantially increase the cost of manufacturing, developing and selling the Company's products.

The U.S. and other governments regularly review manufacturing operations. These reviews can result in regulatory concerns requiring a response by the Company. Failure to adequately address these concerns could have a material adverse effect on the Company, including product approval delays, reduced production and production interruptions, among other things. The significance of the effect of any such failures depends on the severity of the remedy chosen by the government agency. Non-compliance with applicable requirements can result in fines, recall or seizure of products, suspension of production or distribution and debarment of individuals from providing services to drug companies in any capacity or debarment of the Company from obtaining new drug approvals, resulting in current charges to income and the potential for future loss of income and increased operating expenses. In recent years, besides stepped up enforcement of cGMP requirements, the federal government has utilized equitable disgorgement as a means of enforcing compliance with the FDA's cGMP regulations. There can be no assurance that the FDA would not seek to impose similar sanctions on the Company and any such sanction could have a significant effect on the Company's business and operations. (See the immediately following risk factor, which deals with corrective action plans involving cGMPs at the Company's Baltimore and Elizabeth facilities.)

In addition, continuing studies of the proper utilization, safety and efficacy of pharmaceuticals and other health care products are continually being conducted by the industry, government agencies (including studies required to be performed from time to time by the pharmaceutical company marketing a particular drug) and others. These studies, which increasingly employ more sophisticated methods and techniques, can question the utilization safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from person who believe they have been injured as a result of their use. The German government is requiring the Company to provide updated safety and efficacy data on the Company's Pentalong product on or before November of 2004. If the Company cannot provide data satisfactory to the government, Pentalong's sales authority could be withdrawn. Pentalong 2003 sales were approximately $26.7 million with intangible assets totaling $15.0 million relating directly to Pentalong. In the event that sales authority for Pentalong is withdrawn, the Company's operating income would be significantly impacted due to the profitability of this product and the Company would have to consider the impairment of the carrying value of the Pentalong intangible asset.

The Company has submitted comprehensive corrective action plans to the FDA in response to observations received at its Baltimore and Elizabeth facilities. Failure to adequately address these observations could have a material adverse effect on the Company's business.

During 2001 and 2002 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facility in Baltimore. The 483 Reports listed alleged deviations from standards, primarily cGMPs. The 2001 inspection at Baltimore resulted in an allegation from the FDA that the Company was not in compliance with a 1992 Consent Decree that required general compliance with cGMPs. During 2003, the Company received two 483 Reports from the FDA as a result of an FDA inspection at its USHP facility in Elizabeth.

The 2002 inspection at Baltimore and the initial 2003 inspection at Elizabeth resulted in 483 Reports in response to which the Company submitted comprehensive corrective action plans to the FDA. The Company has commenced implementation of these plans at both facilities. The second 483 Report related to the Elizabeth facility confirmed the necessity to complete the corrective actions commenced upon receipt of the initial Report. The corrective action plans included product recalls of certain products produced in Baltimore, which were conducted in 2002, and product recalls of certain products produced in Elizabeth, which were conducted in 2003. The costs of these recalls have already been incurred. The Baltimore corrective action plan also includes a production slow-down, which commenced in 2002 and intensified in 2003. The Company incurred costs of $3.2 million during 2002 and approximately an additional $18 million of outside consultant costs in 2003. The estimated total external consultant costs of the Baltimore and Elizabeth corrective actions is approximately $8 million for 2004, and the Company expects to spend less in the following years. Additional internal costs, estimated at approximately $18 million in 2004 (primarily additional quality-related personnel), are being incurred and will continue in future years. It is possible that these activities will necessitate additional expenditures in the future, although such costs cannot reasonably be estimated.

The FDA has not fully responded to the Company as to the adequacy of either of these plans or the recalls and slow-down action contained therein. There can be no assurance that the ongoing implementation of the corrective action plans or the FDA's reaction to the status of these facilities will not require further actions at substantial additional costs, including additional product recalls or corrective actions that further restrict production from their current levels. In addition, future recalls could result in significant costs to the Company, potential disruptions in the supply of the Company's products to its customers and adverse publicity, all of which could harm the Company's ability to market its products. Similarly, a recall of one of the Company's products or a product manufactured by another manufacturer could impair sales of other similar products the Company markets as a result of confusion concerning the scope of the recall.

The FDA compliance status of Baltimore and the Company's corrective action activities at this facility has had, and continues to have, an adverse impact on the Company's ability to launch products at this facility. The Company does not expect any new product approvals at its Baltimore facility in 2004. The Company's corrective action activities at its Elizabeth facility have had an adverse impact on the Company's ability to launch new products, however, the FDA has issued new product approvals at the Elizabeth facility during the later months of 2003. However, there is a risk that the Company will not continue to receive new product approvals on a timely basis; as the Agency's view of the Elizabeth plant's compliance status can change from time to time based upon, among other factors, findings during on-site inspections by the FDA; including, without limitation the FDA's final view of the results of the second 2003 inspection and 483 Report which is not yet known to the Company

Product approval delays at any one of the Company's facilities will not necessarily have an effect on product approvals at its other facilities. If the time necessary to achieve compliance is extended beyond what has been estimated in the Company's corrective action plans, the delay could be materially adverse to the Company. (See the initial risk factor on the importance of new products.) In addition to requiring remediation and withholding new product approvals, the FDA also has the authority to impose civil fines and to utilize equitable disgorgement in connection with the 483 Reports or the Baltimore consent decree, although the FDA has not taken any such action with respect to the Company. (See the immediately preceding risk factor, which deals with government regulations.) Any such action would affect net income in the year imposed and, if such fines or disgorgement were of sufficient size, could have a material adverse affect on the Company's future operations.

An expansion of the ban of the use of antibiotics used in food-producing animals could result in a decrease in the Company's total sales.

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

The Company cannot predict whether the present bacitracin zinc ban in the EU will be expanded. If either (a) the EU or countries within the EU act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, (b) there is an expansion of the zinc bacitracin ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products, (c) a similar ban is instituted relating to other antibiotic feed additives sold by the Company in the U.S. or in one or more other countries where the Company has material sales, or (d) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company cannot predict whether this EU based antibiotic resistance concern will result in expanded regulations or public pressure adversely affecting other antibiotic-based animal health products manufactured by the Company or other countries in which those products are presently sold.

Discussions of the antibiotic resistance issue have recently become more active in the U.S. Various sources have published reports concerning possible adverse effects of the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. It is uncertain what actions, if any, the FDA may take in connection with drug resistant bacteria in animal health products. However, the FDA has proposed a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those sold by the Company. While the Company does not believe that the presently proposed risk assessment system would be materially adverse to its business, it is subject to change prior to adoption or to later amendment. The sales of the Company's Animal Health segment are principally antibiotic-based products for use in connection with food producing animals; therefore the future loss of major markets, including the U.S., or negative publicity regarding this use of antibiotic based products, could have a negative impact on the Company's sales and income.

Potential adverse effects on human health linked to the raising or consumption of the livestock or fish products using the Company's products could result in a decrease in the Company's sales.

Should the government find, or the public perceive a risk to human health from consumption of the livestock or fish products which utilize the Company's products (such as "Mad Cow" disease) or as a by-product to the raising of such animals or fish (such as the effect of animal waste products on human health) the sale of such food products may decrease resulting in a decline in the use of the Company's products.

Many of the third parties with whom the Company does business depend on government approvals, and the failure to maintain these approvals could affect the supply of materials to the Company, hinder the Company's ability to license products, or affect the promotion, distribution or sale of the Company's products.

The Company has affiliations, license agreements and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company's vendors and third party contract manufacturers are subject to regulatory compliance similar to those described herein with respect to the Company. If any one of these third parties is found to have significant regulatory violations, the Company could be materially negatively impacted if such violations result in an interruption of the supply of API and/or a product which relates to material Company sales. While the Company takes measures where economically feasible and available to secure back-up suppliers, many of the Company's API's come from a sole source supplier. There can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company's products to its customers or that these problems will not otherwise materially impact the Company's business.

An interruption in the supply of the Company's raw materials or products or an adverse event at one of the Company's manufacturing facilities could adversely effect its operations.

The Company currently purchases many of its raw materials, including APIs, and other products from single suppliers and many of its products are manufactured at a single facility. Any interruption in the supply of these materials or an adverse event at the facilities that manufacture and blend the Company's products, could decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. The Company may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to the Company. If the Company had to obtain substitute materials or products, the Company would require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. The use of new facilities similarly would require regulatory approvals. Any significant interruption of supply from the Company's suppliers or adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Seven raw materials used in Company products, which generate more than $5 million in annual revenues individually and $80 million in the aggregate, including Pentalong, a product sold in Germany, which contributes approximately $26.7 million in annual revenue, come from sole source suppliers. While the Company relies on single source suppliers for many of its raw materials, it relies on different suppliers for different raw materials.

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

The Company sells products in many countries that are susceptible to significant foreign currency fluctuations. The Company's API products are generally sold for U.S. dollars, eliminating the direct exposure to currency fluctuations, but increases credit risk if the local currency devalues significantly and it becomes more difficult for customers to purchase U.S. dollars required to pay the Company.

In all the Company's businesses, it may become more difficult for the Company to respond to competitive challenges because of its size and product mix and the rapidly changing market.

The generic human pharmaceutical and animal pharmaceutical industries are highly competitive and many of the Company's competitors in these areas are affiliated with entities which are substantially larger and have greater financial, technical and marketing resources than the Company possesses.

The increased focus on pharmaceutical prices in Europe may lead to increased competition and price pressures for suppliers of all types of pharmaceuticals, including generics. In addition, in certain countries, because of the Company's size and product mix, the Company may not be able to capitalize on such changes in competition and pricing as fully as the Company's competitors. Additionally, in 2003 there were new entrants in the generic medicated animal feed additive market; particularly in the United States. The Company's API business may be subject to additional competitive challenges; particularly with respect to those products with respect to which the Company implemented significant price increases during 2003. In 2003; largely as a result of such price increases the Company's API operating income was $65.7 million for the twelve months ended December 31, 2003 as compared to approximately $38.9 million for the same period in 2002.

The Company's branded drug business also may face competitive challenges from generic equivalents. The Company has two patents for Kadian that are subject to potential paragraph IV challenges, though there have been no such challenges to date. Upon entry of a generic equivalent in the market, the Company's branded products could lose substantial sales and the price per product unit could materially decline

The Company's Human Pharmaceutical business is affected by the reimbursement policies of third party payors, such as insurers and managed care organizations.

The Company's commercial success, in the U.S. and in foreign markets, with respect to generic products depends, in part, on the availability of adequate reimbursement for the Company's customers from third party health care payors, such as government and private health insurers and managed care organizations. Third party payors are increasingly challenging the pricing of medical products and services and their reimbursement practices may prevent the Company from maintaining the Company's present product price levels. In addition, the market for the Company's products may be limited by third party payors who establish lists of approved products and do not provide reimbursement for products not listed. In the U.S., Medicaid legislation requires all pharmaceutical manufacturers to rebate state governments a percentage of the average manufacturer's selling price on sales of certain prescription drugs reimbursed under the state Medicaid programs. Certain U.S. states, such as Michigan and Florida, have adopted measures to contain further the costs incurred for prescription drugs under their Medicaid programs. These measures include placing certain prescription drugs on a restricted list and negotiating additional discounts in the prices paid for prescription drugs. The Company is presently being sued by the State of Massachusetts alleging fraud in connection with these state Medicaid programs and has been notified by several additional states that it is the subject of investigations related to the same subject matter.

The Company's policies regarding sales returns, allowances and chargebacks, and marketing programs adopted by wholesalers and other customers, may reduce the Company's revenue in future fiscal periods.

Based on industry practice in the U.S., generic manufacturers such as the Company have liberal return policies and also provides customers certain post-sale inventory allowances, including credits for products in the customers' inventory to match post-sale decreases in the sales price for such products, chargebacks to wholesale customers in connection with sales they make to certain categories of customers such as hospitals or group purchasing organizations. Although the Company establishes reserves based upon its prior experience and certain other information which constitute the Company's best estimate of the impact that these policies will have in subsequent periods, actual results could differ from these estimates.

The Company's liability from accidents, product liability or other claims may exceed the Company's insurance coverage.

The Company seeks to obtain liability and direct damage insurance to protect it from the liability due to accidents, product liability and other claims that arise in the course of doing business. Insurance that the Company seeks to obtain to protect itself against these potential liabilities may be inadequate, unobtainable or prohibitively expensive. The Company is subject to renewal of most of its insurance policies each year and changes are anticipated at each renewal. In recent years, the Company has experienced significant increases in its insurance costs and coverage reductions including coverage exclusions pertaining to certain products that it now manufactures or may manufacture in the future. The Company's inability to obtain and maintain sufficient insurance coverage on reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

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

As of December 31, 2003, the Company's total debt was $817.2 million and its total consolidated stockholders' equity was $1.1351 billion. The Company's stockholders' equity at that date reflected approximately $711.0 million of goodwill and approximately $347.7 million of intangibles. The Company's operating income and EBITDA (as defined in the Credit Agreement between the Company and Bank of America, N.A. and a syndicate of lending institutions (the "2001 Credit Facility")) relative to its level of indebtedness and interest costs could restrict its operations. In this regard, the Company notes that its earnings were not sufficient to cover its fixed charges in 2001 and 2002. However, in 2003, the company's earnings were sufficient to cover its fixed charges. Notwithstanding 2003, a continued inability to generate sufficient earnings to cover these charges could make it more difficult for the Company to make payments as required by its debt agreements, especially if the earnings deficiencies are the result of cash shortfalls.

Among other things, the Company's indebtedness and the restrictive covenants contained in the agreements governing its indebtedness:

• require a substantial portion of the Company's cash flow for the payment of interest on its debt and required loan repayments, which totaled $91.8 million for the twelve months ended December 31, 2003;

• limit the Company's ability to use its cash flow, or to obtain additional debt financing, to fund future acquisitions and other general corporate purposes;

• limit the Company flexibility to plan for and react to changes and take advantage of opportunities in its business and industry;

• increase the Company's vulnerability to adverse economic and industry conditions; and

• place the Company at a competitive disadvantage to less leveraged competitors.

In addition, the Company may incur additional debt. The Company's debt agreements permit the Company and its subsidiaries to incur substantial additional debt.

The Company's foreign subsidiaries are expected to generate a significant amount of the cash that the Company needs to service its debt, but their ability to provide the Company with that cash could be restricted.

A substantial portion of the Company's operations is conducted by foreign subsidiaries, which accounted for $506.9 million and $588.7 of the Company's revenues for the year ended December 31, 2002 and the twelve months ended December 31, 2003 and which had $963.3 million of our total assets as of December 31, 2003. Therefore, the Company's ability to service debt is dependent to a significant extent upon interest payments, cash dividends and distribution or other transfers from the Company's foreign subsidiaries to the Company. In addition, any payment of interest, dividends, distributions, loans or advances by the Company's foreign subsidiaries to the Company could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which those foreign subsidiaries operate. Moreover, payments to the Company by its foreign subsidiaries will be contingent upon their earnings. Under the Company's senior debt agreements, amounts earned which are not permitted to be distributed by the Company's foreign subsidiaries, whether by contract or otherwise, are not included in the Company's measure of EBITDA used to calculate compliance with the covenants in those instruments.

Servicing the Company's debt requires a significant amount of cash, and the Company's ability to generate sufficient cash depends on many factors, some of which are beyond the Company's control.

The Company's ability to make payments on and to refinance its debt depends on the Company's ability to generate cash flow. The Company is required to make $25.4 million in principal payments and interest payments, estimated at over $58 million, in 2004. The Company's ability to make this payment, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. In addition, the Company's ability to borrow funds in the future to make payments on its debt will depend on its satisfaction of the financial covenants in the 2001 Credit Facility and other debt agreements. The Company's business may not generate sufficient cash flow from operations, and future borrowings may not be available to the Company under the 2001 Credit Facility or otherwise, in an amount sufficient to enable the Company to pay its debt or fund other liquidity needs. If the Company is unable to generate sufficient cash, it may need to refinance all or a portion of its debt on or before maturity. The Company may not be able to refinance any of its debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance the Company's debt on favorable terms could have a material adverse effect on its financial condition.

The Company's business has been affected by remediation and other issues that could hinder its ability to generate cash.

The Company's financial results have been materially affected by the remediation and other issues that it has faced since 2001. During the year ended December 31, 2002 and the twelve months ended December 31, 2003, the Company has incurred costs of $3.2 million and $34.4 million, respectively, in connection with remediation at its Baltimore and Elizabeth facilities. If such costs were to increase, or if the Company's capacity was to be decreased, the Company may not be able to generate sufficient cash flow to service its debt.

Covenant restrictions under the Company's outstanding debt instruments may limit the Company's ability to operate its business.

     The Company's outstanding debt instruments contain covenants that restrict the ability of the Company to finance future operations and capital needs and engage in certain other business activities. For example, the 2001 Credit Facility requires the Company to maintain specified financial ratios and satisfy financial condition tests consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. The Company is currently in compliance with each of these covenants.

     In December 2002, the Company amended the 2001 Credit Facility to permit certain strategic initiatives, including plant closures and asset write-downs, and the prepayment of certain debt under the senior credit facilities without violating the covenants regarding "Consolidated EBITDA," the leverage, interest and fixed charge ratios, minimum net worth, asset sales, and prepayments of debt. The amendment permitted the Company to add back $25 million related to these initiatives to its Consolidated EBITDA (an adjusted EBITDA measure defined in the 2001 Credit Facility) and to reduce its required net worth by the lesser of $75 million or the amount of these initiatives.

     In April 2003, the Company amended the 2001 Credit Facility in connection with the issuance of the Company's senior notes. This amendment changed one of the financial covenants to refer to the senior secured leverage ratio instead of the senior leverage ratio, provided that for purposes of calculating the financial covenants the costs incurred in connection with the issuance of the senior notes would be excluded, permitted the issuance of the senior notes, amended the restricted payments covenant to permit interest payments on the senior notes, permitted a change in accounting for liquid and cream inventories in the U.S. from a last-in-first out method to a first-in-first-out method, and permitted the use of up to $2.5 million to repay certain debt securities. In December 2003, the Company amended the 2001 Credit Facility to permit the Company to take certain of the actions described in the following paragraph without violating the covenants regarding Consolidated EBITDA, the incurrence of debt, changes in the nature of the Company's business, mergers, sales of assets, investments, prepayments of debt, and capital expenditures and to provide additional flexibility in the timing and application of the financial covenants, including the leverage ratios and net worth covenant. The amendment permitted the Company to add back expenses and charges incurred in connection with these initiatives and cash restructuring charges up to $10 million to its Consolidated EBITDA.

     Certain financial covenants in the Company's senior credit facilities became increasingly restrictive in December 2003 and will become increasingly restrictive during 2005. Continued compliance with these financial covenants depends on the Company's EBITDA, as defined the 2001 Credit Facility, and therefore on the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce its outstanding debt. Based upon its current earnings forecast, the Company expects to remain in compliance with its covenants under its senior credit facilities in 2004. The Company is considering a number of options to ensure its continuing compliance with its covenants, including aggressive asset management, which includes working capital reduction programs and controls over capital expenditures, reducing operating costs, selling certain assets and reducing subordinated convertible debt through the issuance of common stock. The Company cannot provide assurance that it will be successful in executing any of these actions or that its lenders will cooperate in amending the 2001 Credit Facility if necessary in the future in the event the Company requests changes to the 2001 Credit Facility in order to remain in compliance with any covenant.

     In addition to financial covenants, the 2001 Credit Facility has a number of non-financial provisions including a requirement that A. L. Industrier ASA ("Industrier") maintain control over sufficient shares the of the Company's Class B common stock to permit Industrier to elect a majority of the Company's Board of Directors. The Company has no control over the actions of Industrier in this regard. The 2001 Credit Facility also contains a requirement that the Company deliver unqualified audit reports from its independent accountants.

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

     At December 31, 2003, the Company had approximately $380.9 million of debt outstanding under the 2001 Credit Facility, which consisted of approximately $371.4 of term debt and $9.5 million of revolving debt. While the Company is currently in compliance with the covenants in the 2001 Credit Facility, its performance and events beyond the Company's control, including changes in general economic and business conditions, may affect its ability to satisfy the financial covenants in the 2001 Credit Facility. The Company might not meet these covenants, and the lenders might not waive any failure to meet these covenants. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility and under the other debt agreements. If an event of default under the 2001 Credit Facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The 2001 Credit Facility is also subject to termination in certain cases

The interests of the Company's controlling stockholder may conflict with interests of the Company.

     Industrier is the beneficial owner of 11,872,897 shares of the Company's Class B common stock as of December 31, 2003, which represented 100% of the outstanding shares of the Company's Class B common stock as of that date. As of December 31, 2003, Industrier had 54.7% of the voting power of the Company's common stock. Therefore, Industrier has significant influence and control over the Company's business and is presently entitled to elect two-thirds of the members of its board of directors. Einar W. Sissener, Chairman of the board of directors of the Company, controls a majority of Industrier's outstanding shares and is Chairman of Industrier. In addition, Mr. Sissener beneficially owns 373,667 shares of the Company's Class A common stock.

     Industrier has the ability to make decisions affecting the Company's business and capital structure, including, in some instances, the issuance of additional indebtedness. Industrier may pursue future transactions that could enhance its equity investment while involving risks to the interests of the Company. All contractual arrangements between the Company and Industrier are subject to review by, or the ratification of, the Audit and Corporate Governance committee of the Company's board of directors as to the fairness of the terms and conditions of such arrangements to the Company. This committee consists solely of one or more directors who are unaffiliated with Industrier.

Item 1A. Executive Officers of the Registrant

The following is a list of the names and ages of all of the Company's corporate executive officers, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupation or employment during the past five years.
Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

E.W. Sissener Chairman and Director	75

Chairman of the Company since 1975. Chief Executive Officer from June 1994 to June 1999. Member of the Office of the Chief Executive of the Company July 1991 to June 1994. Chairman of the Office of the Chief Executive June 1999 to December 1999. President, Alpharma AS October 1994 to February 2000. President, Apothekernes Laboratorium AS (now AL Industrier ASA) 1972 to 1994. Chairman of A.L. Industrier ASA since November 1994.

Ingrid Wiik President, Chief Executive Officer and Director	59

President and Chief Executive Officer since January 2000. Director since January 2000 President of the Company's International Pharmaceuticals Division 1994 to 2000; President, Pharmaceutical Division of Apothekernes Laboratorium A.S. (now A.L. Industrier ASA) 1986 to 1994.

Carl-Aake Carlsson President, Branded Pharmaceuticals and API	41

President of Branded Pharmaceuticals and API since July 2003. President of Human Pharmaceuticals International from September 2001 to July 2003; President of International Generics from January 2000 to September 2001; Senior Vice President, Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Matthew T. Farrell Executive Vice President and Chief Financial Officer	47

Executive Vice President and Chief Financial Officer since April 2002. Vice-President - Investor Relations and Communications of Ingersoll-Rand, 2000 to April 2002; Chief Financial Officer of Allied Signal - Specialty Chemicals, 1997 to 2000.

Frederick J. Lynch President, Human Generic Pharmaceuticals and Senior Vice President, Human Pharmaceuticals Supply Chain	39

President, Human Generic Pharmaceuticals since July 2003. Senior Vice President, Human Pharmaceuticals Supply Chain March 2003 to July 2003. Vice President and General Manager, Specialty Chemicals at Honeywell International, formerly known as AlliedSignal Inc., 1999 to March 2003. General Manager, High Purity Chemicals at AlliedSignal Specialty Chemicals, 1997 to 1999.

George P. Rose Executive Vice President, Human Resources and Communications	51

Executive Vice President, Human Resources and Communications since January 2002; Vice President September 2001 to January 2002. Corporate Vice President of Leadership, Development and Learning at Honeywell International Inc., formerly known as AlliedSignal Inc., 2000 to September 2001; Vice President, Human Resources of Honeywell's Specialty Chemicals Division 1997 to 2000.

Ronald N. Warner Senior Vice President, Compliance and Human Pharmaceuticals Scientific Affairs	50

Senior Vice President, Compliance and Human Pharmaceuticals Scientific Affairs since February 2003; Vice President, Global Scientific Affairs, Human Pharmaceuticals December 2002 to February 2003. Vice President and General Manager, ESI Lederle, 2001 to 2002; Vice President, Research and Development, ESI Lederle 1995 to 2001.

Carol A. Wrenn President, Animal Health	43

President, Animal Health since November 2001. Held various executive positions at Honeywell International Inc. formerly known as AlliedSignal Inc. from 1984 to October 2001; Business Director for Honeywell's Refrigerants, Fluorine Products Division October 2000 to October 2001; Commercial Director and Managing Director for that division's European operations April 1997 to October 2000.

Robert F. Wrobel Executive Vice President and Chief Legal Officer	59

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
Location	Status	Facility Size (sq. ft.)	Use
Fort Lee, NJ	Leased	62,000	Company corporate and AH headquarters
Oslo, Norway	Leased	223,000	Manufacturing and research development of AH and API products, Company corporate offices and headquarters for API
Baltimore, MD	Owned	255,000	Manufacturing and offices for USHP
Owings Mills, MD	Leased	31,300	Offices and R&D laboratories for USHP
Chicago Heights, IL	Owned	149,300	Manufacturing, warehousing, research and development and offices for AH
Columbia, MD	Leased	164,000	Distribution center for USHP
Lincolnton, NC	Owned	138,000	Manufacturing and offices for USHP
Niagara Falls, NY	Owned	29,000	Warehousing and offices for USHP
Barnstaple, England	Owned	206,000	Manufacturing, warehousing and offices for IG
Budapest, Hungary	Owned	98,000	Manufacturing, warehousing and offices for API
Copenhagen, Denmark	Owned	403,000	Manufacturing, warehousing, and offices for API and IG; research and development for API.
Jakarta, Indonesia	Owned	75,000	Manufacturing, warehousing, research and development and offices for IG
Lier, Norway	Owned	201,000	Manufacturing, warehousing and offices for IG
Overhalla, Norway	Owned	33,000	Manufacturing, warehousing and offices for AH
Vennesla, Norway	Owned	57,000	Manufacturing, warehousing and offices for IG

Melbourne, Australia	Leased	19,380	Warehousing and offices for AH
Longmont, CO	Owned	65,000	Manufacturing, warehousing and offices for AH
Fordinbridge, England	Leased	20,000	Warehousing and offices for AH

Willow Island, WV	Ground Lease	105,348	Manufacturing and warehousing for AH
Van Buren, AR	Leased	31,000	Manufacturing, warehousing and offices for AH
Salisbury, MD	Owned	20,000	Manufacturing, warehousing and offices for AH
Elizabeth, NJ	Owned	246,000	Manufacturing and R&D laboratories for USHP
Piscataway, NJ	Owned	120,000	Offices and future manufacturing for USHP and headquarters for Branded Products
Cranford, NJ	Leased	15,688	Offices for USHP; headquarters for Human Generics
Foshan, China(1)	Leased	409,029	Manufacturing, warehousing and offices for IG

______________________________
(1) Owned by Alpharma (Foshan) Pharmaceutical Co. Ltd., of which the Company owns 90%.

Item 3. Legal Proceedings

Class Action Lawsuit

     A class action lawsuit was filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's Animal Health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company moved to dismiss the complaint on legal grounds and the District Court granted its motion with prejudice as to all defendants. The plaintiffs filed a motion for reconsideration with the District Court and the District Court affirmed its earlier dismissal. The plaintiffs have appealed the Court's decision to the Third Circuit Court of Appeals. All permitted briefs have been filed with the Third Circuit and oral argument was completed in 2003. The Company has vigorously defended this appeal. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, it is not possible for the Company to conclude definitively that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

SEC Investigation

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. Deposition and document discovery is underway. The SEC has stated that the commencement of this investigation is not an indication that the SEC presently believes that a violation of any applicable laws has occurred.

FDA Facility Inspections

     During 2001, 2002, 2003 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth, respectively. The 483 Reports listed alleged deviations from, primarily, cGMPs.

     The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective-action plan to the FDA in October 2002. The FDA has not formally commented on the Company's corrective action plan. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report detailing plant deficiencies. While the FDA has not indicated to the Company its position as to any of the items set forth on this February 2004 483 Report, the number and scope of the comments has declined significantly from the Report received in August 2002. The Company expects to continue upgrading plant procedures at the Baltimore plant in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the redemptive actions by the end of 2004. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was reduced in several increments during 2002 and 2003. This reduction in production has had an effect on earnings and the possibility of an adverse effect in 2004 was incorporated into the Company budgeting process.

     Between November, 2002 and January, 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company originally anticipated completion of these actions on or about the end of 2003. However, the FDA performed a follow-up inspection in late 2003 and issued a 483 Report alleging continued deficiencies in compliance with FDA regulations. As a result the Company now anticipates completion of a significant portion of its corrective actions in mid 2004, the remainder by March 2005. Certain product recalls were included in the original corrective action plan which were completed in 2002 and 2003.

     The Company incurred costs of $3.2 million during 2002 and approximately an additional $18 million of outside consultant costs in 2003. The estimated total external consultant costs of the Baltimore and Elizabeth corrective actions is approximately $8.0 million for 2004. In addition, the Company has added significant internal personnel (largely quality and laboratory personnel), estimated at approximately $18 million in 2004 at both Elizabeth and Baltimore.

     The total cost and timing of both the Baltimore and Elizabeth corrective action plans may change based upon the FDA responses which have not yet been received and other factors. (See "Risk Factors".)

Gabapentin

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions have been decided in the Company's favor by the District Court.

     During the lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the U.S. District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on.

     All three gabapentin cases have been consolidated for trial, but no trial date has been set. Unless and until the Company decides to utilize such authorization to market its gabapentin tablets or capsules, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation, the Company could be prevented from marketing the Company's gabapentin capsules or tablets until Pfizer's patents expire.

     In 2003, the Company received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product will be triggered by the earlier of either Purepac's commercial marketing of gabapentin or a court decision that finds the relevant Pfizer patent invalid, unenforceable or not infringed. On February 14, 2003, Torpharm, a competitor that has filed an ANDA for gabapentin capsules, filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA. Both this District Court and a federal appellate court upheld the FDA award to the Company. The Company can give no assurance that it will ultimately benefit from an exclusivity period.

     In anticipation of the launch of gabapentin, the Company entered into a supply agreement with the manufacturer of the active pharmaceutical ingredient (the "GAPI") of gabapentin under which the Company has acquired GAPI inventory. The terms of the Company's agreement with the GAPI supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). As of December 31, 2003, the Company had paid approximately $12,500 in partial payment of GAPI inventory. The Company will make additional payments of approximately $22,800 and $10,500 in 2004 and 2005, respectively, for GAPI inventory received and ordered. All of these payments reduce the Net Sales Split on a dollar for dollar basis. Other than outstanding purchase orders for GAPI to be received subsequent to year-end, the Company has no additional obligation to purchase additional GAPI inventory. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the GAPI, and may incur a charge to write-down GAPI to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $46,000 based on GAPI currently on hand or ordered. In addition, the Company is negotiating certain changes in the arrangement with its GAPI supplier which, if unsuccessful, could require the Company to make a $3,000 payment to the GAPI supplier.

State Medicaid Claims

     The Company is one of multiple defendants in a lawsuit brought by the Massachusetts Attorney General alleging Medicaid fraud in connection with the manner the Company utilizes to establish the "average wholesale price" for its various drugs. In addition four other state Attorneys General have given the Company notice that said agencies are investigating what appear to be similar claims. The Company believes that the manner in which it establishes its "average wholesale prices" is reasonable and proper and furthermore that it practices in this regard are generally similar to those used by others in the pharmaceutical industry.

Federal Trade Commission Investigation

     The Federal Trade Commission is undertaking a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company (i) renunciated its Waxman-Hatch 180-day marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments form Perrigo. The FTC is presently engaged in deposition and document discovery and has not taken any enforcement against the Company.

Product Liability Matter

     The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce litter that contains a high level of arsenic. The suit further alleges that this litter, when used as agricultural fertilizer by the chicken farmer, causes cancer in the plaintiffs (who allegedly live in close proximity to such farm fields). In addition to the potential for personal injury damages to the plaintiff's, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiff's are also requesting that the Company be enjoined from the future sale of the product at issue. The Company has not had the opportunity to participate in any discovery to form a view on the plaintiff's allegations. Sales of this product were approximately $24 million in 2003.

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

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). Information concerning the 2003 and 2002 sales prices of the Company's Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2003		2002
Quarter	High	Low	High	Low
First	$17.99	$12.22	$27.39	$13.85
Second	$23.33	$17.42	$21.73	$14.43
Third	$22.85	$18.02	$16.18	$8.91
Fourth	$20.83	$17.51	$13.53	$6.62

     As of December 31, 2003 and March 8, 2004 the Company's stock closing price was $20.10 and $19.80 respectively.

Holders

     As of February 27, 2004, there were 718 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97.56% of the outstanding Class A Common Stock as a nominee.

Dividends

     The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 2003 and 2002 were $.045 per quarter or $.18 per year.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2003 with respect to Alpharma's common shares issuable under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders (1)	3,941,338	$20.85	6,430,310

Equity compensation plans not approved by securities holders	None	None	None

Total	3,941,338	$20.85	6,430,310

  The number of shares included in the table represent shares from the following equity compensation plans which have been approved by the Company's shareholders: (i) Alpharma Inc. 1997 Stock Option and Appreciation Right Plan, (ii) Alpharma Inc. Non-Employee Director Option Plan and (iii) Alpharma Inc. 2003 Omnibus Incentive Compensation Plan. The table does not include shares to be issued under the Company's Employee Stock Purchase Plan which was approved by the Company's shareholders in 1991. The Plan was not included because there are no limitations on the number of shares that may be purchased under the plan. The Plan entitles employees to contribute a portion of his/her basic pay into the plan for the purchase of shares of the Company's Class A Common Stock. The Company contributes to the plan an amount equal to 25% of each participating employee's contributions.

Item 6.    Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 2003 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

Statement of Operations Data

		Years Ended December 31,
	2003(6)	2002(5)	2001(4)	2000(3)		1999(1)

Total revenue	$1,297,285	$1,230,762	$969,286	$892,977		$709,553
Cost of sales	774,806	705,174	591,093	497,300		384,886
Gross profit	522,479	525,588	378,193	395,677		324,667
Operating expenses	418,089	549,799	352,213	271,037		241,316
Operating income (loss)	104,390	(24,211)	25,980	124,640		83,351
Interest expense	(63,608)	(76,212)	(51,482)	(47,245)		(40,790)
Other income (expense), net	(16,661)	(55,859)	(11,634)	(1,367)		3,093
Income (loss) from continuing operations before income taxes	24,121	(156,282)	(37,136)	76,028		45,654
Provision (benefit) for income taxes	1,574	(62,715)	(543)	19,975		15,727
Net income (loss) from continuing operations	22,547	(93,567)	(36,593)	56,053		29,927
Loss on discontinued operations	(5,611)	(6,094)	(1,109)	(1,188)		(330)
Net income (loss)	$16,936	$(99,661)	$(37,702)	$54,865		$29,597
Average number of shares outstanding: Diluted	52,010	49,814	40,880	47,479	(2)	28,104
Earnings (loss) per diluted common shares:
Income (loss) from continuing operations	$0.43	$(1.88)	$(0.89)	$1.50		$1.06
(Loss) from discontinued operations	$(0.11)	$(0.12)	$(0.03)	$(0.03)		$(0.01)
Net income (loss)	$0.32	$(2.00)	$(0.92)	$1.47		$1.05
Dividend per common share	$0.18	$ 0.18	$ 0.18	$0.18		$0.18

  Includes results of operations from date of acquisition for all 1999 acquisitions. In addition, 1999 includes pre-tax charges of approximately $2,175 relating to the closing of the Company's AAHD Bellevue, Washington facility which are included in operating expenses.

  Includes shares assumed issued under the if-converted method for the convertible notes.

  Includes results of operations from date of acquisition of Roche MFA (May 2000) and charges related to the Roche MFA acquisition which are included in cost of sales ($1,000), operating expenses ($400), and other, net ($4,730). Charges, net after tax, were approximately $4,026 ($.09 per share).

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

  Includes loss on extinguishment of debt after-tax of $17,329 ($0.33 per share).

Balance Sheet Data

	As of December 31,
	2003	2002	2001(3)	2000(2)	1999(1)

Current assets	$691,524	$671,429	$662,521	$600,418	$373,462
Non-current assets	1,636,277	1,625,495	1,727,487	1,010,017	778,394
Total assets	$2,327,801	$2,296,924	$2,390,008	$1,610,435	$1,151,856

Current liabilities	$353,701	$378,601	$345,015	$208,639	$166,038
Long-term debt, less current maturities	782,249	847,266	1,030,254	504,445	591,784
Deferred taxes and other non-current liabilities	56,759	69,214	124,983	51,665	52,273
Stockholders' equity	1,135,092	1,001,843	889,756	845,686	341,761

Total liabilities and equity	$2,327,801	$2,296,924	$2,390,008	$1,610,435	$1,151,856
  Includes accounts from date of acquisition for all 1999 acquisitions.
  Includes accounts from date of acquisition of Roche MFA (May 2000).
  Includes accounts from date of acquisition of Faulding Oral Pharmaceuticals Business (December 2001).

Item 7.   Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

Alpharma Entities Defined

Alpharma businesses as defined (for MD&A comparison purposes):
IG* API*	- -	International Generics Active Pharmaceutical Ingredients
USHP*	-	US Human Pharmaceuticals, including former divisions: USPD - U.S. Pharmaceuticals Division; and OPB - U.S. - Faulding U.S. oral solid dose business (generic and branded)
AH*	-	Animal Health
OPB	-	The Faulding Oral Pharmaceuticals business purchased December 12, 2001 consisting of U.S. operations "OPB - U.S." and an operation in China - "OPB - China".

*Business segment

Overview

     The Company is a leading global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company offers a comprehensive range of generic human pharmaceutical products in over 800 tablet, capsule, liquid and topical formulations and dosage forms. In addition, the Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("API's") that are used primarily by third parities in the manufacturing of generic and branded products. It also manufacturers and markets animal health products in over 100 formulations and dosage forms. The Company conducts business in more than 60 countries and has approximately 4,700 employees at 40 sites, in 27 countries.

     The Company's Human Pharmaceutical business is composed of USHP, API and IG. The USHP includes a generic business and a branded product line consisting of two products. IG is an international generic business primarily in Europe with subsidiaries in Indonesia and China. The API is a worldwide business which manufactures and sells a range of fermentation based active pharmaceutical ingredients which are used by third parties in the production of finished pharmaceutical products.

     The main factors affecting the Human Pharmaceutical business are:

•    Generic pharmaceutical markets in the US and internationally are extremely competitive and/or regulated by governments which exerts downward pressure on prices.

•    Legislation can also influence demand for products and profitability.  Legislation was effective in Germany on January 1, 2004, which increased the Pharmaceutical Manufacturer Rebate from 6% to 16%. In addition, the co-payments required by patients increased as of January 1, 2004. The impact of the increased rebate will be to lower annual gross profits by approximately $2.5 million. The increase in co-payments increased demand for certain products in the fourth quarter of 2003 as certain patients bought their prescriptions prior to the increase in the required co-payment. The increase in fourth quarter demand will be offset by a likely decrease in first quarter 2004 demand.

•    Success in the generic industry depends on developing, manufacturing and marketing new products, including generic versions of products no longer subject to patent protection. The successful introduction of new products is affected by the timing of introduction. Being first to market brings significant returns. Introducing a new product after or with a number of competitors generates significantly lower returns. The Company plans to increase research and development spending in 2004 to increase filings with regulatory agencies and increase the number of new product introductions.

•    Compliance with FDA and comparable international agencies' regulations and guidelines is of paramount importance. Significant costs are incurred and opportunities are lost if corrective action efforts in product manufacture are required. The Company has been negatively affected by corrective action costs in 2003 and 2002. The Company will continue to spend significant amounts, both internal and external, on corrective actions in 2004.

•    Branded and API products offer profitable growth opportunities as uniqueness and marketing efforts can maintain or increase pricing and increase demand. Strong profitability and growth opportunities also can encourage additional competition. Pricing was increased substantially on certain API products in 2003. Branded sales volume increased over 60% in 2003 as a result of marketing efforts.

     The Company's Animal Health business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives for food producing animals including poultry, cattle, swine and farmed fish.

     The main factors affecting the Animal Health business are:

•    Agricultural markets have historically had low growth rates. In addition, demand for company products has been and could continue to be reduced by bans on the use of antibiotics and animal diseases such as "mad cow" disease and Asian bird flu.

•    Importation of MFA's from low cost countries such as India and China has increased competition and lowered pricing.

   The Company business segments also have significant intangible assets and goodwill which require impairment testing and possible write downs based on triggering events which indicate the carrying amount may not be recoverable (e.g. increased competition, changes in future plans).

      The Company's operations as a whole have been affected by the debt incurred through 2001 to make a number of acquisitions.

     Commencing in late 2001 and continuing through 2003, Alpharma focused on de-leveraging its balance sheet by converting $212 million of the Company's convertible notes into common stock and reducing additional indebtedness with free cash flow generated through operational efficiencies in the use of working capital and by reducing capital expenditures. 2001 and 2000 were years which included a number of significant transactions which the Company entered into as part of or to finance, its previous acquisition program. No acquisitions were planned or completed during 2002 and 2003.

     In addition, in 2001 through 2003, the Company incurred significant charges for reorganization, refocus and de-leveraging which were intended to improve future operations and reduce debt and recognize asset impairments.

•    In 2003, the Company incurred pre-tax charges of $28.4 million related to the extinguishment of senior subordinated notes, the sale of its French operation which was classified as a discontinued operation and incurred a $8.7 million pre-tax charge, in connection with an employee reduction program.

•   In 2002, the Company incurred pre-tax charges and write-downs of $219.8 million including significant charges and expenses related to the required acquisition accounting for OPB (pre-tax $5.4 million), de-leveraging activities (pre-tax $52.9 million), severance charges and asset write-downs related to reorganization and refocus of the organization (pre-tax $53.4 million) and the impairment of assets and goodwill, (pre-tax $115.1 million) primarily in the Animal Health segment. (See "Identified Transactions, 2002".)

•    In 2001, the Company incurred pre-tax charges and write-downs of $83.8 million, including charges and expenses related to the acquisition and financing of OPB (pre-tax $61.9 million) de-leveraging activities (pre-tax of $8.9 million) the combination of OPB and USPD to form USHP, the combination of management for IG and API, management actions in the Animal Health segment and other unusual items (together, pre-tax $13.0 million). (See "Identified Transactions, 2001".)

2003

•    In the first quarter, the Company prepaid $35.0 million of the 2001 credit facility's term loans.

•    In the second quarter of 2003, the Company sold $220.0 million aggregate principal amount of 8 5/8% Senior Notes due 2011. The proceeds of the offering, after deducting fees and expenses, were $197.0 million. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes. The fees paid to the initial purchasers of the Senior Subordinated Notes of $22.2 million were made pursuant to arrangements originally entered into in December 2001. The transaction was accounted for as an extinguishment of the existing Senior Subordinated Notes. As a result, both the fees of $22.2 million paid in April 2003 and the unamortized loan costs of $6.2 million associated with the Senior Subordinated Notes, were expensed in the second quarter 2003. The effective tax rate in 2003 was 6.5% due primarily to the tax benefit associated with the expensing of the debt placement fees and unamortized loan costs.

•    In the third quarter of 2003, the Company closed the sale of its French subsidiary, Alpharma SAS ("SAS") for approximately $6.0 million. The sale resulted in a pre-tax loss of $4.0 million. The operations of SAS have been reclassified as a discontinued operation. Prior periods have been reclassified to reflect this presentation. All comparisons of results of operations refer to continuing operations and reflect the elimination of SAS.

•    In the fourth quarter of 2003 the Company had a program to reduce its workforce which resulted in a charge of $8.7 million and the severing of approximately 175 employees. Additionally, the Company amended its 2001 credit facility to allow for certain asset sales, permit exclusions for restructuring (including the fourth quarter severance) and refinancing charges from EBITDA and amended certain leverage ratios to delay the timing of further covenant restrictions.

2002

•      In March, the Company prepaid $35.0 million of senior debt and recorded a charge for early extinguishment of debt (pre-tax $.7 million). In addition, the Company issued 6.7 million new shares in exchange for $110 million of outstanding convertible notes and recorded a non-cash expense of $48.0 million pretax and $29.3 million after tax ($.60 per share).

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

•      In September, the Company announced the combination of management for IG, API and OPB-China. The combination resulted in charges of approximately $4.3 million primarily for severance.

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

Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for $6.0 million. The net loss for this subsidiary for the years 2003, 2002 and 2001 are reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in 2002 results is an impairment of intangible assets of $7.0 million. Included in the 2003 loss is the write-off on sale of the remaining $6.3 million of intangible assets and the goodwill write-off on sale of $2.4 million.

     The following table details selected financial information for the French subsidiary included within discontinued operations.

($ in millions)
Statement of Operations:	Years Ended December 31,
	2003	2002	2001
Revenues	$4.1	$5.9	$6.0
(Loss) from operations	$(1.8)	$(8.1)	$(1.3)
Pretax (loss)	$(5.9)	$(8.1)	$(1.3)
Provision (benefit) for taxes	$(.3)	$(2.0)	$(.2)
(Loss) from discontinued operations	$(5.6)	$(6.1)	$(1.1)

Balance Sheet	December 31,
	2003	2002	2001
Current assets	$ --	$2.8	$2.5
Non-current assets	--	$6.7	$11.2
Current liabilities	--	$1.2	$1.3
Deferred taxes and other	--	$1.7	$3.2

Results of Continuing Operations 2003 vs. 2002 (all earnings per share amounts are diluted)

      Total revenue increased $66.5 million (5.4%) in the year ended December 31, 2003 compared to 2002. Foreign exchange accounted for approximately $59 million of this increase. In 2002, the Company recorded a net loss of $93.6 million ($1.88 per share) compared to net income of $22.5 million ($.43 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million (0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the impairment of assets and goodwill in the Animal Health segment, the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. These charges and expenses lowered pre-tax income by $219.8 million. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Year Ended December 31,	Revenues		Operating Income (Loss)
($ in millions)	2003	2002	2003	2002
IG	$367.8	$319.6	$29.2	$25.8
API	124.5	83.6	65.7	38.9
USHP (1)	524.7	507.9	38.9	66.3
Total Human Pharmaceuticals	1,017.0	911.1	133.8	131.0
AH	295.7	321.9	20.1	(120.9)
Profit sharing income (1)	(9.1)	--	(9.1)	--
Unallocated and Eliminations	(6.3)	(2.2)	(40.4)	(34.3)
Total	$1,297.3	$1,230.8	$104.4	$(24.2)

(1) In 2003 profit sharing income is included in USHP and is classified as other income in the consolidated statement of operations.

Revenues

      Revenues in USHP increased $16.8 million (3.3%) due primarily to the branded product (Kadian). Branded sales (primarily Kadian) were $64.8 million in the year 2003 compared to $39.1 million in 2002. Sales of generic products declined 2% due primarily to liquid dose volume declines for the entire year due to Baltimore corrective actions and lower volumes of oral solids partially related to modified release capacity constraints at the solid dose plant in the second quarter of 2003. Revenues of generic products include approximately $9.1 million earned as a result of a profit sharing agreement on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USHP management reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax first to file status on Metformin ER.

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

      Revenues in IG increased $48.2 million (15.1%) due primarily to translation of sales made in foreign currencies into the U.S. dollar (14.1%). The remaining revenue increase of approximately 1.0% was attributable to higher volume of products (6%) which was substantially offset by price declines (5%), mainly in the United Kingdom and Nordic markets.

      Revenues in API increased $40.9 million (49%) due primarily to price increases in selected products (46%). Foreign currency translation also increased API revenues by approximately 5%. Aggregate volume of all API products was approximately 2% lower.

      Animal Health revenues declined $26.2 million (8.1%) due to volume declines (6%) and price reductions (5%) due to competition, primarily in swine and cattle markets. Foreign currency translation positively impacted Animal Health revenues by 3%.

Gross Profit

      On a Company-wide basis gross profit decreased $3.1 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 40.3% in 2003, versus 42.7% in 2002. Included in 2002 is a reduction in margin of $5.3 million due to purchase accounting adjustments for the OPB and $1.4 million related to the AH product impairment. Included in 2003 are inventory write-offs of approximately $7.2 million for discontinued liquid products and approximately $18 million of outside consulting expenses resulting from the corrective action plan at the USHP plants.

      The Company's corrective action plan for the Baltimore plant, provided in response to the FDA inspection observation ("Form 483") was submitted to the FDA in October 2002. In 2003, approximately $21.0 million (of which $12.9 million was for external resources) was spent on corrective actions. In January 2004 the FDA re-inspected Baltimore and issued a Form 483 with significantly less observations than in the 2002 inspection. The corrective action plan in Baltimore will require additional compliance expenditures in 2004 of approximately $5.3 million. The Company expects to be substantially complete with the Baltimore corrective action plan by the end of 2004.

      The Company's corrective action plan for the Elizabeth plant provided in response to a Form 483 received in January 2003 required expenditures of $13.3 million (of which $5.2 million was for external resources). In December 2003, the FDA issued a Form 483 and the Company has responded with a plan which will require approximately $2.0 million of external expenditures. The corrective actions are expected to be substantially complete by mid 2004.

      The increase in gross margin dollars results primarily from price increases in API, higher USHP brand revenues, and positive currency effects in IG, partially offset by volume reductions, inventory write-offs and corrective action costs incurred by USHP and lower IG and AH pricing.

Selling, General and Administrative Expense ("SG&A")

     On a consolidated basis, selling, general and administrative expenses increased $18.5 million (6%) in 2003 as compared to 2002. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar. In addition, other increases include higher USHP marketing costs for branded products, and increased corporate costs for professional fees and consulting. 2003 includes the reduction of AH operating expenses by $2.7 million for a business interruption insurance recovery.

Research and Development Expense ("R&D")

      Research and development expenses decreased $3.9 million in 2003 due to the timing of clinical studies, mainly by USHP and planned reductions by AH. Remediation efforts by USHP personnel has also lowered R&D by shifting resources to corrective actions.

Asset Impairments and Other

     2003 included asset impairments and other of $8.7 million of severance charges incurred in connection with the Company's reorganization and refocus efforts. 2002 included asset impairments and other of $155.1 million which relate primarily to the AH division. (See Identified Transactions - 2002.)

Operating Income

      Operating income increased by $128.6 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002	$25.8	$38.9	$66.3	$(120.9)	$(34.3)	$(24.2)
2002 identified transactions:
Cost of sales	--	--	5.4	6.4	--	11.8
Asset impairment and other	8.1	.1	--	145.7	1.2	155.1
2003 severance	(2.1)	(.3)	(2.5)	(3.8)	--	(8.7)
Profit sharing income	--	--	9.1	--	(9.1)	--
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(2.6)	27.0	(39.4)	(7.3)	(7.3)	(29.6)

2003	$29.2	$65.7	$38.9	$20.1	$(49.5)	$104.4

      IG's operating income increased due to lower expenses and impairment charges, foreign currency translation, and increased volume offset by decreased pricing. API operating income increased primarily due to price increases. USHP declined due to increased compliance costs and lower generic sales offset partially by increased brand volume, profit sharing income, and to a lesser extent, pricing. Excluding charges in 2002, AH decreased primarily due to lower pricing. Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a company-wide Enterprise Resource Planning (ERP) System and increased due to higher professional fees and increased amortization of ERP expenses.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $12.6 million to $63.6 million in 2003 due to decreased debt levels and lower interest rates versus a year ago. The issuance of 8 5/8% Senior Notes replacing the 12 1/2% Senior Subordinated Notes in April 2003 has contributed to lower interest expense. Amortization of debt issuance costs was approximately $3.9 million and $4.7 million in 2003 and 2002, respectively. The write-off of $6.2 million of debt issuance costs in connection with the issuance of the 8 5/8% Notes contributed to the reduction in amortization.

Other Income (Expense), Net

      Other income (expense), net was $12.4 million income in 2003 compared to $(2.9) million expense in 2002. 2003 results include net foreign exchange gains of $2.5 million, $9.1 million of income from a profit sharing agreement by USHP and $1.2 million of income associated with an insurance recovery. 2002 results include foreign exchange losses of $5.3 million. Foreign exchange gains in 2003 resulted from the weakening of the US dollar versus European and Latin American currencies. In 2002, the foreign exchange losses resulted from the strengthening of the US dollar versus European and Latin American currencies. A detail of Other income (expense), net follows:
	Year Ended December 31,
	2003	2002
Other income (expense), net:
Interest income	$ .6	$ 1.4
Foreign exchange gains (losses), net	2.5	(5.3)
Litigation/Insurance settlements	1.2	.6
Income from WYNCO, carried at equity	.3	1.0
Other, net	(1.3)	(.6)
Profit sharing income	9.1	--
	$ 12.4	$(2.9)

Loss on extinguishment of debt

      Loss on extinguishment of debt was $29.1 million in 2003 compared to $52.9 million in 2002. The 2003 loss resulted from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and $6.2 million of deferred debt expense.

     In 2002 the Company incurred approximately $52.9 million of expense for two exchanges of common stock for $110 million of convertible debt and write-off of deferred debt expense due to reductions of credit lines and repayment of debt. (See de-leveraging activities included in 2002 identified transactions.)

Tax Provision

      The tax provision in 2003 was an expense of $1.6 million compared to pre-tax income of $24.1 million. The effective tax rate of 6.5% results mainly from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental U.S. federal and state rate of approximately 39% while using an approximate 24% effective rate for all other income.

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

      As a result of the Company's assessment of its net U.S. deferred tax assets of $25.9 million at December 31. 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at December 31, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

Results of Continuing Operations 2002 vs. 2001 (all earnings per share amounts are diluted)

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

     A summary and analysis of operating revenues by segment is as follows:

Revenues (in millions)	2002	2001	Inc. (Dec.)%

IG	$319.6	$257.2	$62.4	24.3%
API	83.6	74.4	9.2	12.4%
USHP	507.9	306.4	201.5	65.8%
Total	911.1	638.0	273.1	42.8%
AH	321.9	335.3	(13.4)	(4.0%)
Unallocated	(2.2)	(4.0)	1.8
	$1,230.8	$969.3	$261.5	27.0%

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

     Revenues in USHP increased due to the inclusion of the OPB - U.S. ($245.9 million), which was acquired in December 2001. Revenues in the liquid and topical business declined due to the recall of two products in the first quarter and the effects of regulatory compliance activities at the Baltimore plant. Certain wholesale customers have levels of inventory that generally range from 2 - 6 months for all products, with a majority at the lower end of the range. One major wholesaler customer typically holds up to 5 months inventory for certain products. These inventory levels have remained consistent, however, in the event that customers reduce inventory levels in the future, the Company's revenues could be adversely impacted. Revenues will also be adversely impacted in future quarters by the FDA regulatory compliance activities at the Baltimore and Elizabeth plant. (See Gross Profit below and Note 18.)

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

Gross Profit

     On a company-wide basis, gross profit increased $147.4 million, and as a percentage of sales, overall gross profit was 42.7% in 2002, compared to 39.0% in 2001. The increase in gross profit reflects increases for the inclusion of OPB and volume increases in IG's UK business being offset partially by lower pricing in IG, and volume declines in the liquids business of USHP. USHP gross margins were negatively impacted by the production slowdowns related to the first quarter 2002 product recalls and other corrective actions in response to the FDA inspection at its Baltimore plant.

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

Other Income (Expense), Net

	2002	2001
Other income (expense), net:
Interest income	$1.4	$3.5
Foreign exchange losses, net	(5.3)	(3.4)
Litigation/insurance settlements	.6	2.1
Income from joint venture carried at equity	1.0	.8
Investment write-off	---	(2.5)
Other, net	(.6)	(1.1)
	$(2.9)	$(0.6)
Expense for conversion of convertible notes, early extinguishment of debt and reduction of line of credit	$(52.9)	$(11.0)

Provision (Benefit) For Income Taxes

     The provision (benefit) for income taxes in 2002 as a percentage of pre-tax income was approximately (40.1%) as compared to (1.5%) in 2001. The major component in 2001 which reduced the effective benefit was reduced as a result of the non-deductible write-off of in-process R&D of $37.7 million recorded in the OPB acquisition. Footnote 15 to the financial statements presents an analysis of the effective tax rate.

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

Year 2001 versus 2000
	2001 Identified Transactions (in millions)
	OPB Acquisition	De- leveraging	Reorganiza-tion/Refocus & Other	Total

Cost of sales	$ (1.7)	$ --	$ (8.7)	$ (10.4)
Selling, general & admin.	(9.5)	--	(3.9)	(13.4)
In-Process R&D	(37.7)	--	--	(37.7)
Interest expense	(8.4)	--	--	(8.4)
Other income (expense), net	(4.5)	(8.9)	(0.4)	(13.8)

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

     The new financing required for the OPB resulted in the repayment and termination of the 1999 Credit Facility. The write-off of the bank fees related to the early extinguishment of debt of $2.2 million is also included with the identified transactions.

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

Combination of OPB with USPD and Other Acquisition Expenses

     Upon acquisition, the OPB was combined with the USPD to create U.S. Human Pharmaceuticals. The combination resulted in severance charges of $4.8 million related to USPD employees. In addition, the IG business commenced the closure of its Copenhagen Research Facility resulting in severance of approximately $1.5 million. The Company intends to conduct its oral solid research at the OPB facilities.

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

Other Items

     Other identified transactions, which net to $.4 million of expense include income of $2.1 million from the settlement of vitamin litigation in the Animal Health business in the second quarter 2001 offset by the write-off of investments of $2.5 million including an equity position in the company which manufactured the Optibreed product.

     The sum of the reorganization, refocus and other transactions is a loss, net of taxes, of $7.9 million ($.19 per share).

Inflation

     The effect of inflation on the Company's operations during 2003, 2002 and 2001 was not significant.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2003, have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies that it considers critical to the operations of the business and understanding its consolidated financial statements:

Revenue Recognition

     Revenues are recognized when title to products and risk of loss are transferred to customers. Certain of the Company's subsidiaries have terms of FOB shipping point where title and risk of loss transfer on shipment. Certain subsidiaries have terms FOB destination where title and risk of loss transfer on delivery. In the case of FOB destination, revenue is not recognized until products are received by the customer. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

     In the Company's US Human Pharmaceutical business, and to a lesser extent in Human Pharmaceuticals - International, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, price adjustments, discounts, promotional allowances, or other managed-care reserves. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates, chargebacks, price adjustments, discounts, promotional allowances, managed care reserves and estimated returns at the time of sale based on a variety of factors, including actual return experience, rebate agreements with customers and estimated sales by our wholesale customers to other third parties who have contracts with us and recognizes revenue net of these estimated costs. Actual experience associated with any of these items may differ materially from estimates. Provisions are reflected either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expenses. The reserve balances relative to these provisions included in "Accounts receivables, net" and Accounts payable and accrued expenses" in the accompanying Consolidated Balance Sheet totaled $64.7 million and $82.4 million, respectively, at December 31, 2003 and $65.9 million and $73.2 million, respectively, at December 31, 2002. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

Goodwill and Intangible Assets

     The Company has completed several acquisitions since 1998, which have generated significant amounts of goodwill and intangible assets and related amortization. The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In addition, in 2002, upon adoption of SFAS 142, the Company ceased amortization of goodwill and reviewed goodwill upon transition and at each year-end for impairment.

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

     The assessment of potential impairment for a particular asset or set of assets requires certain judgments and estimates by the Company, including the determination of an event indicating impairment; the future cash flows to be generated by the asset, including the estimated life of the asset and likelihood of alternative courses of action; the risk associated with those cash flows; and the Company's cost of capital or discount rate to be utilized. In the case of asset or business divestitures the difficulty of assessing a potential impairment is intensified. The sale of a business or asset is not assured regardless of the intention of the company until an unrelated third party and the Company reach a mutually acceptable agreement. While both parties can genuinely want an agreement, no divestiture is probable until a final agreement has been negotiated and signed.

      The Company has certain assets not presently fully utilized for production which are expected to be operational in 2005. These under utilized or idle assets also require judgment in determining their probable future cash flows. Presently the value is expected to be recovered. If plans for use materially change an impairment charge could be required.

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

Inventories

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for all inventories. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Inventories determined to be damaged, obsolete, or otherwise unsaleable are written down to net realizable value.

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

Employee Benefit Plans

     The Company provides a range of benefits to employees and retired employees, including pension, post-retirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost and trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. The effect of the modifications is generally recorded and amortized over future periods. The Company believes that the assumptions utilized for recording its obligations under its plans are reasonable based on input from actuaries.

Litigation and Contingencies

     The Company is subject to litigation in the ordinary course of business, and also to certain other contingencies (see Item 3 of this Form 10-K and Note 18 to the financial statements). The Company records legal fees and other expenses related to litigation and contingencies as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record liability for litigation and contingencies on a case by case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

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

     The Company has recorded certain U.S. deferred tax assets for which it has provided no valuation allowances. These U.S. deferred tax assets, as well as any newly generated deferred tax assets, are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future U.S. taxable income prior to the expiration of the net operating loss carryforwards. If it were considered to be more likely than not that the U.S. deferred tax assets would not be realized, a valuation allowance would be established against some or all of the deferred tax assets.

     As a result of the Company's assessment of its net U.S. deferred tax assets of approximately $26 million at December 31, 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at December 31, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

     The Company is considering a number of asset divestitures. It is possible that certain divestitures will result in a loss for tax and book purposes. Depending on the jurisdiction in which the loss occurs and the size of the loss it is possible that certain potential losses will require a valuation allowance for a portion of all of the deferred tax benefit recorded.

Liquidity and Capital Resources

     At December 31, 2003, stockholders' equity was $1,135.1 million compared to $1,001.8 million and $889.8 million at December 31, 2002, and 2001, respectively. The ratio of long-term debt to equity was .69:1, .85:1 and 1.16:1 at December 31, 2003, 2002 and 2001, respectively. The increase in Stockholders' Equity in 2003 results primarily from the translation of foreign currencies into the US Dollar. At December 31, 2002, the Company had an accumulated other comprehensive loss of $20.1 million. At December 31, 2003, due primarily to the weakening of the U.S. dollar against many other currencies, the Company has other comprehensive income of $95.8 million. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible notes to equity and miscellaneous equity issuances totaling $142.7 million and $78.3 million of other comprehensive income primarily due to a positive currency translation adjustment reflecting the weakening in 2002 of the U.S. dollar, offset by a net loss of $99.7 million, and dividends of $9.2 million. The increase in stockholders' equity in 2001 represents equity issuances primarily due to exchanges of convertible debentures for common stock offset by the 2001 net loss and a negative currency translation adjustment. In 2001, long-term debt increased to finance the OPB acquisition. In 2002, the Company reduced long-term debt by approximately $181.0 million due to exchange of convertible debentures for equity and repayment of $86.0 million of long-term debt, principally with funds from operating cash flow. In 2003 long-term debt was reduced by $65.0 million due to repayments from operating cash flow.

     Working capital at December 31, 2003, was $337.8 million compared to $292.8 million and $317.5 million at December 31, 2002 and 2001, respectively. Working capital is defined as current assets less current liabilities. The current ratio was 1.96:1 at December 31, 2003 compared to 1.77:1 and 1.92:1 at December 31, 2002 and 2001, respectively.

     Cash flow from operations in 2003 was $157.0 million compared to $162.2 million and $119.4 million in 2002 and 2001, respectively. 2003 cash flows reflect net income of $16.9 million, non-cash expenses for depreciation, amortization and interest accretion totaling $105.3 million. Cash flow from operations in 2003 was negatively impacted by $22.2 million in debt placement fees paid in connection with the issuance of Senior Notes in the second quarter. Better working capital management and other items make up the balance of the cash provided by operating activities in 2003. 2002 cash flows reflected the generally non-cash nature of charges incurred in 2002. Both the asset write-downs and the debt reduction required substantial non-cash charges. 2001 cash flow reflected the non-cash nature of a number of items which contributed to the net loss for the year. The $37.7 million IPR&D charge, the inventory write-offs of $17.8 million, and the $7.4 million charge on exchange of the convertible debentures for Class A common stock are significant non-cash charges. In 2003, accounts receivable balances increased $12.4 million, net of foreign currency, compared to 2002. This resulted in an increase in days sales outstanding of approximately 68 days in 2003 versus 63 days in 2002, principally due to the geographic mix of business. Since 2002, the Company has emphasized accounts receivable management company-wide. This emphasis has generally yielded positive results, although not all customers follow stated terms and disputes can slow collection. The Company reduced accounts receivable balances in 2002 and 2001 compared to the preceding years by $27.3 million and $26.6 million, respectively. The change in marketing strategy in AH, which reduced the use of sales incentives including terms, in the fourth quarter of 2001 resulted in approximately $17 million of the 2002 decline. The emphasis on accounts receivable management, mentioned above, also contributed to these declines.

     Balance sheet amounts increased as of December 31, 2003 compared to December 2002 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Krone, Danish Krone, the Euro, and British Pound, appreciated versus the U.S. Dollar by approximately 4%, 20%, 20% and 11%, respectively. These increases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $11.6 million, inventories $17.2 million, accounts payable and accrued expenses $11.0 million, and total stockholder's equity $113.1 million. The $113.1 million increase in stockholder's equity is included in other comprehensive income for the year and results from the weakening of the U.S. Dollar in 2003 against all major functional currencies of the Company's foreign subsidiaries.

     In 2003, the Company's capital expenditures including expenditures for purchased dossiers and for a Company wide ERP system were $47.9 million. In 2004, the Company plans to spend up to $70.0 million. The Company has approved a number of capital projects including the construction of an additional API capacity in Copenhagen, and a company-wide information technology project, which is expected to require additional capital expenditures of approximately $3.0 million through 2004.

     At December 31, 2003, the Company had $58.6 million in cash and available short-term lines of credit of approximately $14.7 million and $140.0 million available under its 2001 Credit Facility.

     A portion of the Company's short-term and long-term debt is at variable interest rates. The 2001 Credit Facility requires the Company to enter into swaps such that interest is fixed on 50% of its debt. At December 31, 2003, the Company has one outstanding interest rate agreement to fix interest rates for $100.0 million of its variable rate debt to minimize the impact of future changes in interest rates. The Company's policy is to selectively enter into standard agreements to fix interest rates for existing debt if it is deemed prudent.

      In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants became more restrictive as of December 31, 2003 and will become more restrictive at March 31, 2005. The Company is in compliance with these covenants as of December 31, 2003.

      Continued compliance with these financial covenants throughout 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $185.0 million and by lowering the revolving line of credit by $150.0 million. On an overall basis, senior debt and total debt at December 31, 2003 were $635.6 million and $817.2 million, respectively, compared to $520.2 million and $895.9 million, respectively, at December 31, 2002. Included in senior debt at December 31, 2003, was $220.0 million of Senior Notes, which replaced debt previously classified as Senior Subordinated Notes (see Note 13 for further details).

      The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2003 has been negatively affected by compliance activities in two of USHP's plants. Significant corrective action costs have been incurred as a result of the Company's response to Form 483's issued by the FDA for the Company's Baltimore and Elizabeth plants. In addition, the corrective action plans have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and no new product introductions during 2003, from either plant.

      Full year 2003 compliance costs amount to $34.4 million, of which approximately $18.0 million relates to external consultants (see Footnote 18 for further details). The additional internal staffing levels are necessary to support the Company's commitment to FDA compliance and are expected to continue beyond the corrective action period. External consulting costs declined sequentially in the first, second, third and fourth quarters of 2003 and are expected to continue at the fourth quarter rate of approximately $2 million into 2004.

      It is the Company's expectation that it will substantially complete corrective actions in Elizabeth and Baltimore in 2004; subject to reviews by the FDA. The Company is preparing for possible FDA re-inspections of both facilities.

      During most of 2003, the Company's most restrictive debt covenant was total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.00 to 1.00 at December 31, 2003 to a required maximum ratio of 3.50 to 1.00 at March 31, 2005. The Company remains in compliance with all its debt covenants at December 31, 2003, with approximately $40 million of EBITDA flexibility on its tightest covenant at year-end, the Interest Coverage Ratio.

      The Company has developed its business and financial plan for 2004 and has evaluated its flexibility in complying with each of the financial covenants as part of this process. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. In December 2003, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to sell certain assets, provides for additional flexibility in the timing and application of certain financial ratio tests, and permits exclusions of certain restructuring charges and gains and losses on potential divestitures of assets and businesses from the calculation of EBITDA. Options include:

    Continued aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $47.9 million for the year ended December 31, 2003 compared to $81.7 million the year ended December 31, 2002. In 2004, capital expenditures are forecasted at approximately $70 million.

    Continue to reduce operating costs. In the fourth quarter of 2003, the Company reviewed its overall business cost structure, which resulted in a reduction in force at each of its segments. As a result, the Company recorded a pre-tax charge of approximately $8.7 million related to this action. This charge was partially offset by savings in the quarter. The Company expects this workforce reduction to generate annual cost savings of approximately $10.0 million in 2004 and $13.0 million in subsequent years. The Company is evaluating other actions to reduce its cost base in 2004 and beyond.

    Continue to sell certain assets.

In 2003, the Company has sold its French generics business and an Animal Health facility. The Company recently engaged investment bankers to explore the possible sale of certain other assets.

The potential divestiture of significant assets and businesses are in the preliminary stages and none are subject to formal agreements. It is possible that, if completed, certain of the divestitures could result in losses of up to $100 million. There is no guarantee any divestiture will be completed. Due to its improved liquidity in 2003, the Company is not under any financial pressure to accept any offer which is not in its long term interests. The potential divestitures could be dilutive to the Company's continuing earnings per share.

    Reduce subordinated convertible debt by issuing common stock. At December 31, 2003, the Company has $181.6 million of convertible subordinated notes outstanding that can be retired by the exchange of common stock with approximately the same fair value. In 2001 and 2002, the Company retired $144.1 million of convertible debt by issuing approximately 8.2 million shares of Class A Common stock.

The Company is required to repay or retire $24.2 million of its 5 3/4% convertible debentures by October 2004. The Company is presently planning for the achievement of this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

    Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at December 31, 2003 the amount outstanding is $380.9 million (a reduction of $241.1 million). In the 4th quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges from EBITDA of up to $10.0 million and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions. The Company believes that its performance in the reduction of the loan, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions or, where required in obtaining external party consent, it will take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance throughout 2004.

     At December 31, 2003, the Company's contractual cash obligations (in millions) can be summarized as follows:
Contractual Cash Commitments	Total	Less than 1Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long Term Debt
Senior and other	$626.1	$25.4	$51.5	$304.5	$244.7
Convertible subordinated*	181.6	--	181.6	--	--
Operating leases	41.7	10.5	12.0	7.6	11.6
Purchase obligations	124.9	61.0	44.3	8.4	11.2
Total contractual cash commitments	$ 974.3	$ 96.9	$ 289.4	$ 320.5	$ 267.5

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

     At December 31, 2003, the Company had forward foreign exchange contracts mainly denominated in Euros, Danish Krones, Norwegian Krones, British Pounds and U.S. Dollars with a notional amount of $118.5 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first three quarters of 2004. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be less than $1.1 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

     Alpharma's interest rate risk relates primarily to long-term and short-term debt which has variable interest rates and reset generally every three months. At December 31, 2003, the Company has $380.9 million of variable rate U.S. Dollar debt under its 2001 Credit Agreement. The 2001 Credit Agreement required the Company have at least 50% of its total debt at fixed interest rates or have interest rate protection with an initial average life of 3 years for the amount of variable rate debt necessary to have fixed and interest rate protected debt at least equal to 50% of total debt. As required in early 2002, the Company entered into a standard interest rate swap for three years for $100.0 million of debt. In late 2002 and early 2003, the Company entered into interest rate swaps for an additional $265.0 million to fix interest rates for 2003. The Company's purpose was to fix rates to comply with the credit facility and lock in interest rates for 2003. At December 31, 2003, only the $100.0 million interest rate swap is outstanding.

Item 8.    Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedule.

Item 9.    Changes in the Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Item 9a    Controls and Procedures

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

     The Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, they concluded that such disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's Exchange Act filings.

(b) Changes in Internal Controls

There has been no change in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date.

     As part of the audit of the financial statements for the year ended December 31, 2003, the Company's auditors communicated to the Company's management and Audit Committee two reportable conditions in the internal controls of the USHP division that, when viewed collectively, constitute a material weakness in the Company's internal controls. A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk of misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

     The reportable conditions noted were (i) inadequate staffing and supervision at the USHP division, leading to the untimely identification and resolution of certain accounting matters; and (ii) failure to perform timely review, substantiation and evaluation of certain general ledger account balances at the USHP division.

     The Company has addressed the reportable conditions by (i) enhancing its overall control environment through extensive changes in USHP leadership, including the appointment of a new President and a new CFO in June 2003 and appointing a new VP of Supply Chain and business segment leaders in January 2004; (ii) reorganizing USHP finance and recruiting additional finance personnel; (iii) establishing a new position: Director, Internal Controls and Compliance responsible for monitoring internal controls in the USHP division; (iv) completing a review of significant balance sheet accounts; and (v) continuously assessing risks via newly established business and financial review processes within the USHP divisions.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions, regardless of how remote.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2004, which Proxy Statement will be filed on or prior to April 25, 2004, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. The Information set forth under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing under the caption "Executive Compensation" of the aforementioned Proxy Statement is also incorporated by reference into this Report. The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller (who is also its principal accounting officer), effective May 20, 2003. The Company is filing as Exhibit 14 to this Report a copy of its code of ethics, and has posted a copy of its code of ethics on its Internet Website, located at www.Alpharma.com. The Company will provide to any person, without charge, upon request to Kathleen Makrakis, Vice President of Investor Relations, a copy of its code of ethics.

Item 11.    Executive Compensation

     The information set forth under the sub-captions "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing under the caption "Board of Directors and Committees" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2004, which Proxy Statement will be filed on or prior to April 25, 2004, and the information set forth under the captions "Executive Compensation" and "Performance Graph" in such Proxy Statement, are incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2004, which Proxy Statement will be filed on or prior to April 25, 2004, is incorporated into this Report by reference.

Item 13.    Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2004, which Proxy Statement will be filed on or prior to April 25, 2004, is incorporated into this Report by reference.

Item 14.    Principal Accountant Fees and Services.

The Information set forth under the caption "Principal Accountant Fees and Services" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 25, 2004, which Proxy Statement will be filed on or prior to April 25, 2004, is incorporated into this Report by reference.

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

3.1d      Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 30, 2003 and filed with the Secretary of State of Delaware on June 2, 2003, was filed as Exhibit 3.1d to the Company's June 30, 2003 quarterly report on Form 10-Q and is incorporated by reference.

3.2      Amended and Restated By-Laws of the Company, effective as of January 31, 2002, was filed as an Exhibit to the Company's March 31, 2002 quarterly report on Form 10-Q and is incorporated by reference.

3.2a      Amended and Restated By-Laws of the Company, effective as of May 20, 2003, was filed as Exhibit 3.2 to the Company's June 30, 2003 quarterly report on Form 10-Q and is incorporated by reference.

4.1      Notes Purchase Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated December 12, 2001 was filed as Exhibit 4.2 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

4.2      Shelf Registration Rights Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated as of December 12, 2001 was filed as Exhibit 4.3 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

4.2a      Shelf Registration Joinder Agreement among Alpharma Operating Corporation, certain of its subsidiaries as guarantors, Banc of America Bridge LLC, and CIBC Inc., dated as of January 11, 2002 was filed as Exhibit 4.3a to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

4.2b      Letter Agreement relating to Shelf Registration Rights Agreement among Alpharma Inc (on behalf of Alpharma Operating Corporation and each of the guarantors), Banc of America Bridge LLC, and CIBC Inc., dated March 12, 2002 was filed as Exhibit 4.3b to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

4.3      Indenture, dated as of March 30, 1998, by and among the Company and First Union National Bank, as trustee, with respect to the 5 3/4% Convertible Subordinated Notes due 2005 was filed as Exhibit 4.1 to the Company's Form 8-K dated as of March 30, 1998 and is incorporated by reference.

4.4      Indenture dated as of June 2, 1999, by and between the Registrant and First Union National Bank, as trustee, with respect to the 3% Convertible Senior Subordinated Notes due 2006, was filed as Exhibit 4.1 to the Company's Form 8-K dated as of June 16, 1999 and is incorporated by reference.

      Copies of debt instruments (other than those listed above) for which the related debt does not exceed 10% of consolidated total assets as of December 31, 2003 will be furnished to the Commission upon request.

4.5      Indenture dated April 24, 2003 by and between the Registrant and Wachovia Bank, National Association Trustee with respect to the 8 5/8% Senior Notes due 2011, was filed as Exhibit 4.3 to the Company's March 31, 2003 quarterly report on Form 10Q and is incorporated by reference.

4.5a      Registration Rights Agreement by and among Alpharma and each of the Guarantors, Bank of America Securities LLC and CIBC World Markets Corp., dated April 24, 2003 was filed as Exhibit 4.3a to the Company's March 31, 2003 quarterly report on Form 10Q and is incorporated by reference.

10.1      Credit Agreement dated as of October 5, 2001 between the Company and Bank of America N.A. and other Lenders was filed as Exhibit 10.0 to the Company's September 30, 2001 Form 10Q and is incorporated by reference.

10.1a      Subsidiary Guaranty made by certain of the Company's subsidiaries in favor of Bank of America N.A., as Administrative Agent dated December 26, 2001 was filed as Exhibit 10.2a to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.1b Amendment No. 1 to the Credit Agreement dated as of December 16, 2002 between the Company and Bank of America and other lenders was filed as Exhibit 10.3 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.1c Amendment No. 2 to the Credit Agreement dated as of April 3, 2003, among the Company, Bank of America and other lenders, was filed as Exhibit 10.1A to the Company's March 31, 2003 quarterly report on Form 10Q and is incorporated by reference.

10.1d Letter Waiver to the Credit Agreement, dated as of August 14, 2003, among the Company, Bank of America and other lenders was filed as an Exhibit to the Company's September 30, 2003 quarterly report on Form 10Q and is incorporated by reference.

10.1e Amendment No. 3 to the Credit Agreement dated as of December 18, 2003, among the Company, Bank of America and other lenders is filed as an Exhibit to this Report.

10.2     Employment Agreement between the Company and Michael J. Nestor dated September 17, 2001, was filed as Exhibit 10.3 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.3      Employment Agreement between the Company and Richard J. Cella dated August 29, 2000, was filed as Exhibit 10.4 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.4      Separation Letter Agreement between the Company and Thomas Anderson dated January 15, 2001, was filed as Exhibit 10.5 to the Company's 2001 Annual Report on Form 10-K dated and is incorporated by reference.

10.5 Consulting Agreement between I. Roy Cohen and the Company dated as of January 1, 2001 was filed as Exhibit 10.b to the Company's 2000 Annual Report on Form 10-K is incorporated by reference.

10.6  Employment Agreement dated July 30, 1991 between the Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

10.7      Agreement between the Company and Einar W. Sissener dated July 1, 1999 was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.

10.8 Employment Contract between the Company and Ingrid Wiik dated December 1, 2000 was filed as Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.9 Termination Agreement between the Company and Bruce Andrews dated March 28, 2002 was filed as Exhibit 10.1 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.10 Employment Contract between the Company and Matthew Farrell dated April 12, 2002 was filed as Exhibit 10.2 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.11 Separation Agreement between the Company and Jeffrey E. Smith, effective June 12, 2002 was filed as Exhibit 10.1 to the Company's June 30, 2002 Form 10Q and is incorporated by reference.

10.12 Employment Contract between the Company and Michael J. Valentino dated October 21, 2002 was filed as Exhibit 10.1 to the Company's September 30, 2002 Form 10Q and is incorporated by reference.

10.13 Separation Agreement between the Company and Michael J. Valentino dated February 10, 2003 was filed as Exhibit 10.15 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.14 Employment contract between the Company and Carol Wrenn dated October 19, 2001 was filed as Exhibit 10.16 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.14a Letter Agreement dated July 15, 2003 between the Company and Carol A. Wrenn was filed as Exhibit 10.2 to the Company's September 30, 2003 quarterly report on Form 10Q and is incorporated by reference.

10.14b Supplemental Letter Agreement dated February 11, 2004 between the Company and Carol A. Wrenn is filed as an Exhibit to this Report.

10.15 Employment contract between the Company and George Rose dated July 17, 2001 was filed as Exhibit 10.17 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.16 Employment contract between the Company and Carl-Aake Carlsson dated October 17, 2002 was filed as Exhibit 10.18 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.17 The Company's 1997 Incentive Stock Option and Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10Q/A and is incorporated by reference.

10.17a Amended and Restated Employee Stock Purchase Plan effective as of October 1, 2002 was filed as Exhibit 10.20 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.18 Severance Plan effective March 11, 2002 was filed as Exhibit 10.21 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.18a Amended and Restated Alpharma Inc. Severance plan effective February 19, 2004 is filed as an Exhibit to this Report.

10.19 10.21 Change in Control Plan effective March 11, 2002 was filed as Exhibit 10.22 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.19a Amended and Restated Alpharma Inc. Change in Control Plan effective February 19, 2004 is filed as an Exhibit to this Report.

10.20 Alpharma Inc. Executive Bonus Plan, effective January 1, 2002, was filed as Exhibit 10.23 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.20a Amended Alpharma Inc. Executive Bonus Plan, effective January 1, 2004 is filed as an Exhibit to this Report.

10.21 Administrative Services Agreement between A.L. Industrier ASA and Alpharma AS dated October 3, 1994 was filed as Exhibit 10.11 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

10.22 Lease Agreement between A.L. Industrier ASA, as landlord, and Alpharma AS, as tenant dated October 3, 1994 was filed as Exhibit 10.10 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

10.23 Parking Lot Lease Agreement between A.L. Industrier ASA, as landlord, and Alpharma AS, as tenant dated as of February 1, 2002 was filed as Exhibit 10.0 to the Company's September 30, 2002 quarterly report on Form 10Q and is incorporated by reference.

10.24 Asset purchase agreement dated as of April 19, 2000 among Roche Vitamins and F. Hoffman La Roche Ltd. (collectively, sellers) and the Company was filed as Exhibit 2.1 to the Company's Form 8-K dated May 5, 2000 and is incorporated by reference.

10.25 Agreement of Sale between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, dated as of January 30, 2003, was filed as Exhibit 10.28 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.26 Supply and Packaging Agreement between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, dated as of January 30, 2003, was filed as Exhibit 10.29 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.27 Distribution Agreement for medical plaster products dated January 30, 2003 between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, was filed as Exhibit 10.30 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.28 Distribution Agreement for vitamin products dated January 30, 2003 between Alpharma AS and Nopal AS, a subsidiary of A.L. Industrier, was filed as Exhibit 10.31 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.29 Settlement Agreement, dated as of November 25, 2003, by and between Purepac Pharmaceutical Co. and IVAX Pharmaceuticals, Inc. is filed as an Exhibit to this Report.

10.30 Employment Agreement, dated November 6, 2002, between the Company and Ronald Warner was filed as Exhibit 10.3 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.30a Amendments to Employment Agreement dated February 26, 2003, between the Company and Ronald Warner was filed as Exhibit 10.3A to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.31 Employment Agreement, dated February 26, 2003, between the Company and Fred Lynch was filed as Exhibit 10.2 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.32 Employment Agreement, dated February 26, 2003, between the Company and Michael Nestor was filed as Exhibit 10.6 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.33 Employment Agreement, dated February 26, 2003, between the Company and Mark Stier was filed as Exhibit 10.5 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.33a Separation Letter Agreement, between the Company and Mark Stier, dated July 1, 2003, was filed as Exhibit 10.2 to the Company's June 30, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.34 Employment Agreement, dated February 26, 2003, between the Company and Kurt Orlofski was filed as Exhibit 10.4 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.34a Separation Letter Agreement, between the Company and Kurt Orlofski, dated January 20, 2004 is filed as an Exhibit to this Report.

10.35 Asset Purchase Agreement, dated August 5, 1999, between the Company and Southern Cross Biotech Pty Limited et al was filed as Exhibit 10.3 to the Company's September 30, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.35a Technology License and Option Agreement, dated August 5, 1999, between the Company and Natinco N.V. et al, was filed as Exhibit 10.4 to the Company's September 30, 2003 quarterly report on Form 10Q, and is incorporated by reference.

12. A computation of the Ratio of Earnings to Fixed Charges is filed as an Exhibit to this Report.

18 Letter from PricewaterhouseCoopers regarding a change in accounting from LIFO to FIFO, dated March 31, 2003 was filed as Exhibit 18 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

21      A list of the subsidiaries of the Registrant as of March 11, 2004 is filed as an Exhibit to this Report.

23      Consent of PricewaterhouseCoopers LLP, Independent Accountants, is filed as an Exhibit to this Report.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32. Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

Reports on Form 8-K

A current report on Form 8-K was furnished to the SEC on October 27, 2003, in connection with the Company's announcement of sales and earnings for the third quarter of 2003.

A current report on Form 8-K was furnished to the SEC on February 27, 2004, in connection with the Company's announcement of updated risk factors relating to the Company and its business.

A current report on Form 8-K was furnished to the SEC on March 2, 2004, in connection with the Company's announcement of sales and earnings for the fourth quarter and full year ended December 31, 2003.

Undertakings

For purposes of complying with the amendments to the rules governing Registration Statements under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Registrant's Registration Statements on Form S-8 (Nos. 33-60495, effective July 13, 1990, 333-107873, 333-104253, 333-104252) and Form S-3 (File Nos. 333-57501, 333-86037, 333-86153 and 333-70229):

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
Date: March 12, 2004	Alpharma Inc. Registrant By: /s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: March 12, 2004	/s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Date: March 12, 2004	/s/ Ingrid Wiik Ingrid Wiik Director, President and Chief Executive Officer

Date: March 12, 2004	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date: March 12, 2004	/s/ Einar Kloster Einar Kloster Director

Date: March 12, 2004	/s/ Glen E. Hess Glen E. Hess Director
Date: March 12, 2004	/s/ Peter G. Tombros Peter G. Tombros Director and Chairman of the Compensation Committee
Date: March 12, 2004	/s/ William I. Jacobs William I. Jacobs Director and Chairman of the Audit Committee
Date: March 12, 2004
Robert Thong Director
Date: March 12, 2004	/s/ Farah M. Walters
Farah M. Walters Director
Date: March 12, 2004	/s/ Jill Kanin-Lovers
Jill Kanin-Lovers Director
Date: March 12, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Report of Independent Auditors	F-2

Consolidated Balance Sheet at December 31, 2003 and 2002	F-3

Consolidated Statement of Operations for the years ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-6

Notes to Consolidated Financial Statements	F-7 to F-57

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and
  Board of Directors of
  Alpharma Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10-K present fairly, in all material respects, the consolidated financial position of Alpharma Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for certain domestic inventories effective January 1, 2003.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 27, 2004

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 58,623	$ 23,872
Accounts receivable, net	258,471	234,327
Inventories	307,810	343,899
Prepaid expenses and other current assets	66,620	66,534
Assets of discontinued operations	--	2,797
Total current assets	691,524	671,429

Property, plant and equipment, net	481,554	482,273
Goodwill, net	710,979	671,912
Intangible assets, net	347,670	374,828
Assets of discontinued operations	--	6,666
Other assets and deferred charges	96,074	89,816

Total assets	$2,327,801	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 25,407	$ 28,592
Short-term debt	9,500	20,000
Accounts payable	122,780	134,568
Accrued expenses	163,771	165,758
Accrued and deferred income taxes	32,243	28,436
Liabilities of discontinued operations	--	1,247
Total current liabilities	353,701	378,601
Long-term debt:
Senior	600,696	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes,	181,553	175,412
Deferred income taxes	24,508	38,706
Liabilities of discontinued operations	--	1,706
Other non-current liabilities	32,251	28,802

Commitments and contingencies (see Note 18)

Stockholders' equity:
Preferred stock, $1 par value, no shares issued	--	--
Class A Common Stock, $.20 par value 40,483,818 and 39,895,214 shares issued	8,092	7,978
Class B Common Stock, $.20 par value 11,872,897 and 11,872,897 shares issued	2,375	2,375
Additional paid-in capital	1,059,104	1,046,802
Unearned compensation	(2,667)	--
Retained earnings (deficit)	(20,181)	(27,797)
Accumulated other comprehensive income (loss)	95,784	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,135,092	1,001,843
Total liabilities and stockholders' equity	$2,327,801	$2,296,924

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001

Total revenue	$1,297,285	$1,230,762	$969,286

Cost of sales	774,806	705,174	591,093

Gross profit	522,479	525,588	378,193

Selling, general and administrative expenses	346,130	327,588	255,504
Research and development	63,232	67,088	48,985
Asset impairments and other	8,727	155,123	10,059
Purchased in process research and development	--	--	37,665

Operating income (loss)	104,390	(24,211)	25,980

Interest expense and amortization of debt issuance costs	(63,608)	(76,212)	(51,482)
Loss on extinguishment of debt	(29,100)	(52,929)	(11,029)
Other income (expense), net	12,439	(2,930)	(605)

Income (loss) from continuing operations before provision for income taxes	24,121	(156,282)	(37,136)
Provision (benefit) for income taxes	1,574	(62,715)	(543)
Income (loss) from continuing operations	22,547	(93,567)	(36,593)
Discontinued operations (Note 7):
Loss from discontinued operations	(5,880)	(8,127)	(1,269)
Income tax (benefit)	(269)	(2,033)	(160)
Loss on discontinued operations	(5,611)	(6,094)	(1,109)

Net income (loss)	$16,936	$(99,661)	$(37,702)

Earnings per common share:
Basic
Income (loss) from continuing operations	$ 0.44	$(1.88)	$(0.89)
Loss from discontinued operations	$(0.11)	$(0.12)	$(0.03)
Net income (loss)	$ 0.33	$(2.00)	$(0.92)
Diluted
Income (loss) from continuing operations	$ 0.43	$(1.88)	$(0.89)
Loss from discontinued operations	$(0.11)	$(0.12)	$(0.03)
Net income (loss)	$ 0.32	$(2.00)	$(0.92)

See notes to consolidated financial statements.
ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders Equity

Balance, December 31, 2000	$8,102	$792,659	$ --	$(74,473)	$126,341	$(6,943)	$845,686

Comprehensive income:
Net loss - 2001					(37,702)		(37,702)
Currency translation adjustment				(23,949)			(23,949)
Total comprehensive net loss							(61,651)

Dividends declared ($.18 per common share)					(7,540)		(7,540)
Tax benefit realized from stock option plan		478					478
Non-cash conversion of 05 Notes, net	297	39,827					40,124
Non-cash conversion of Industrier Note, net	475	66,639					67,114
Exercise of stock options (Class A) and other	25	2,183					2,208
Employee stock purchase plan	24	3,313		--	--	--	3,337

Balance, December 31, 2001	$8,923	$905,099	$ --	$(98,422)	$81,099	$(6,943)	$889,756

Comprehensive income:
Net loss - 2002					(99,661)		(99,661)
Currency translation adjustment				83,386			83,386
Minimum Pension Liability, net				(1,797)			(1,797)
Unrealized losses on derivative contracts, net				(3,267)			(3,267)
Total comprehensive net loss							(21,339)

Dividends declared ($.18 per common share)					(9,235)		(9,235)
Non-cash conversion of 05 Notes, net	653	68,501					69,154
Non-cash conversion of 06 Note, net	687	66,309					66,996
Exercise of stock options (Class A) and other	35	3,172				(472)	2,735
Employee stock purchase plan	55	3,721		--	--	--	3,776

Balance, December 31, 2002	$10,353	$1,046,802	$ --	$(20,100)	$(27,797)	$(7,415)	$1,001,843

Comprehensive income:
Net income - 2003					16,936		16,936
Currency translation adjustment				113,057			113,057
Minimum Pension Liability, net				1,514			1,514
Unrealized gains on derivative contracts, net				1,313			1,313
Total comprehensive net income							132,820

Dividends declared ($.18 per common share)					(9,320)		(9,320)
Capital contribution from Parent		2,267					2,267
Restricted shares issued	23	2,970	(2,993)				--
Amortization of restricted shares			326				326
Tax benefit realized from stock option plan		527					527
Exercise of stock options (Class A) and other	46	2,361					2,407
Employee stock purchase plan	45	4,177	--	--	--	--	4,222

Balance, December 31, 2003	$10,467	$1,059,104	$(2,667)	$95,784	$(20,181)	$(7,415)	$1,135,092

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2003	2002		2001
Operating activities:
Net income (loss)	$16,936	$(99,661)		$(37,702)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,201	83,532		71,589
Interest accretion on convertible debt	6,141	6,516		7,457
Amortization of loan costs	3,941	4,727		6,022
Gain on sale of property	(2,294)	--		--
Loss on disposal of discontinued operations	4,041	--		--
Purchased in-process research and development	--	--		37,665
Deferred income taxes	(5,779)	(46,718)		2,244
Other non-cash items	7,157	193,853		30,403
Change in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease in accounts receivable	(12,426)	27,308		26,642
Decrease (increase) in inventory	53,409	(949)		(41,620)
Decrease (increase) in prepaid expenses and other current assets	6,308	(11,461)		213
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(21,543)	3,415		22,349
Other, net	5,908	1,638		(5,878)
Net cash provided by operating activities	157,000	162,200		119,384

Investing activities:
Capital expenditures	(42,619)	(74,390)		(85,247)
Purchase of businesses and intangibles, net of cash acquired	(5,252)	(7,313)		(687,889)
Proceeds from sale of property	2,355	--		--
Proceeds from sale of subsidiary	5,967	--		--
Net cash used in investing activities	(39,549)	(81,703)		(773,136)

Financing activities:
Net advances under lines of credit	17,527	15,325		4,690
Proceeds of senior long-term debt	--	31,000		784,117
Reduction of long-term debt	(324,540)	(116,787)		(389,684)
Dividends paid	(9,320)	(9,235)		(7,541)
Proceeds from sales of subordinated notes	--	--		200,000
Issuance of senior unsecured debt	220,000	--		--
Net capital contribution from parent	2,267	--		--
Proceeds from issuance of common stock	9,054	6,720		5,545
Net cash (used in) provided by financing activities	(85,012)	(72,977)		597,127

Net cash flows from exchange rate changes	2,221	1,549		(1,412)

Increase (decrease) in cash and cash equivalents	34,660	9,069		(58,037)
Cash and cash equivalents at beginning of year	23,963	14,894		72,931
Cash and cash equivalents at end of year	$58,623	$23,963	*	$14,894	*

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

     In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A. L. Industrier ASA ("A. L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 22.7% of the total outstanding common stock as of December 31, 2003. A. L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders. (See Note 20.)

     The Company's businesses are organized in four reportable segments as follows:

International Generics ("IG")
Active Pharmaceutical Ingredients ("API")
U.S. Human Pharmaceuticals ("USHP")
Animal Health ("AH")

     IG, API and USHP are part of Human Pharmaceuticals.

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

     The Animal Health business includes the Animal Health and Aquatic Animal Health Products. Animal Health's principal products are medicated feed additive and other animal health products for animals raised for commercial food production (principally poultry, cattle and swine) in the U.S. and worldwide. Aquatic Animal Health manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide with a concentration in Norway. (See Note 24 for segment and geographic information.)

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

Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for all inventories. The determination of market value to compare to cost involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Inventory determined to be damaged, obsolete, or otherwise unsaleable is written down to its net realizable value.

     The Company also purchases raw materials, and manufactures finished goods, for certain products prior to the product receiving regulatory approval or during a period when the product is subject to litigation. The Company reviews these inventories on a case-by-case basis, and records a write-down of the inventory if it becomes probable that regulatory approval will not be obtained, litigation will be resolved unfavorably, or the inventory's cost will not be recoverable based on other factors. (See Note 18 for additional information.)

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

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. In 2003, 2002, and 2001, $167, $1,904, and $2,232 of interest costs were capitalized, respectively.

     Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:
Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Goodwill and Intangible Assets:

     On January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill and certain intangibles determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives, generally 5-20 years, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 12 for additional detail relating to the Company's goodwill and other intangible assets.

Foreign currency translation and transactions:

     The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 2003, 2002 and 2001 is net of $(1,358), $(1,910) and $318, respectively, representing the foreign tax effects associated with long-term intercompany advances to foreign subsidiaries.

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

Revenue Recognition:

     Revenues are recognized when title to products and risk of loss are transferred to customers. Certain of the Company's subsidiaries have terms of FOB shipping point where title and risk of loss transfer on shipment. Certain subsidiaries have terms of FOB destination where title and risk of loss transfer on delivery. In the case of FOB destination, revenue is not recognized until products are received by the customer. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

     In the Company's U.S. Human Pharmaceutical business, and to a lesser extent in Human Pharmaceuticals - International, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, or other managed-care reserves. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates, chargebacks, managed care reserves and estimated returns at the time of sale based on the terms of agreements with customers and historical experience. The reserve balances relative to these provisions included in "Accounts receivables, net" and "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet totaled $64,701 and $82,387, respectively, at December 31, 2003 and $65,876 and $73,184, respectively, at December 31, 2002. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

     Included in Other income is $9,081 of income earned during the 180 day exclusivity period for Metformin ER under a profit sharing agreement with another pharmaceutical company. The income has no direct costs associated with it although it is supported by and originated from the cost structure and investments of the U.S. Human Pharmaceuticals business.

Income taxes:

     The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method.

     At December 31, 2003, the Company's share of the undistributed earnings of its foreign subsidiaries, (excluding cumulative foreign currency translation adjustments), was approximately $183,000. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

Accounting for stock-based compensation:

     At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 22. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.
	Years Ended December 31,
	2003	2002	2001

Net income (loss), as reported	$16,936	$(99,661)	$(37,702)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	202	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,243	6,335	4,876

Pro forma net income (loss)	$11,895	$(105,996)	$(42,578)

(Loss) earnings per share:
Basic-as reported	$ 0.33	$(2.00)	$(0.92)
Basic-pro forma	$ 0.23	$(2.13)	$(1.04)

Diluted-as reported	$ 0.32	$(2.00)	$(0.92)
Diluted-pro forma	$ 0.23	$(2.13)	$(1.04)

Comprehensive Income (loss):

     SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Included within accumulated other comprehensive income (loss) for the Company are foreign currency translation adjustments, changes in the fair value of interest rate swaps designated as cash flow hedges, net of related tax benefit, of $1,197, and changes in the minimum pension liability, net of related tax benefit, of $1,514. Total comprehensive income (loss) for the years ended 2003, 2002 and 2001 is included in the Statement of Stockholders' Equity.

     The components of accumulated other comprehensive income (loss) include:
	December 31,
	2003	2002	2001

Cumulative translation adjustment	$98,021	$(15,036)	$(98,422)
Minimum pension liability, net	(283)	(1,797)	--
Unrealized gains (losses) on derivative contracts, net	(1,954)	(3,267)	--
	$95,784	$(20,100)	$(98,422)

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

Shipping Costs

     The Company accounts for shipping costs in selling, general and administrative expenses for purposes of classification within the Consolidated Statement of Operations. These costs were approximately $19,000, $20,000 and $19,000 for the three years ended December 31, 2003, 2002 and 2001.

Software and Development Costs

     In 2003, 2002 and 2001, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization began in April 2002 as portions of the project were completed, were ready for their intended purpose and were placed in service.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

     Capitalized software costs, net of amortization, to date through December 31, 2003 and 2002 amounted to approximately $45,417, and $43,805, respectively and are included in other assets. Amortization began in 2002, and was $10,266 and $3,643 for the years ended December 31, 2003 and 2002, respectively. All significant software modules were completed and ready for their intended purpose during 2003. Capitalized costs are expected to be incurred in 2004 related to installation of software modules.

Recent Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections as of April 2002". The statement rescinds SFAS 4 (as amended by SFAS 64), which required extraordinary item treatment for gains and losses on extinguishments of debt, and SFAS 44, which does not affect the Company. Additionally, the statement amends certain provisions of SFAS 13 and other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to extinguishments of debt were effective for the Company beginning January 1, 2003, and all other provisions became effective for transactions occurring on or financial statements issued after May 5, 2002. The Company has adopted SFAS 145, on January 1, 2003, and conformed the prior periods presented in the previously filed Form 10K to reflect this adoption.

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

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation provisions of FIN 46 were originally effective for financial periods ending after July 15, 2003. In October 2003, the FASB issued Staff Position FIN 46-6, "Effective Date of FIN 46," which delayed the implementation date for certain variable interest entities to financial periods ending after December 31, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of FIN 46, and to exempt certain entities from its requirements. The Company does not expect the adoption of these standards to have a material impact on the results of operations, cash flows or financial position.

     In January 2003, the Emerging Issues Task Force (EITF) released EITF 00-21: "Accounting for Revenue Arrangements with Multiple Deliverables". EITF 00-21 clarifies the timing and recognition of revenue from certain transactions that include the delivery and performance of multiple products or services. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's Financial Statements.

      In December 2003, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act") ("FSP FAS 106-1"). FSP FAS 106-1 allows for current recognition or a one-time deferral of the effects of the Act. The deferral suspends the application of SFAS No. 106's "Employers' Accounting for Postretirement Benefits Other Than Pensions," measurement requirements, and it revised SFAS 132's disclosure requirements for pensions and other postretirement plans for the effects of the Act. The Company has elected to take the one-time deferral and, therefore, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy included in the Act is pending. The guidance, when issued, could require the Company to change previously reported information.

      In December 2003, the Staff of the Securities and Exchange Commission issued SAB No. 104, "Revenue Recognition" ("SAB 104"), which supercedes SAB 101. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21. As previously discussed, the Company's adoption of EITF 00-21 did not have a material impact on its results of operations, cash flows or financial position, and, consequently, the Company's revenue recognition policy is in accordance with SAB 104.

3.     Liquidity and Capital Resources

       In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants became more restrictive as of December 31, 2003 and will become more restrictive at March 31, 2005. The Company is in compliance with these covenants as of December 31, 2003.

       Continued compliance with these financial covenants in 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $185,000 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at December 31, 2003 were $635,603 and $817,156, respectively, compared to $520,153 and $895,858, respectively, at December 31, 2002. Included in senior debt at December 31, 2003, was $220,000 of Senior Notes issued in 2003 (see Note 13 for further details).

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2003 has been negatively affected by corrective actions in two of U.S. Human Pharmaceutical's plants. Significant compliance costs have been incurred as a result of the Company's response to Form 483's issued by the FDA for the Company's Baltimore and Elizabeth plants. In addition, the corrective action plans have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and no new product introductions during 2003, from either plant.

      2003 compliance costs amount to $34,400, of which approximately $18,000 relates to external consultants (see Footnote 18 for further details) and the remainder relates to increased internal resources. The additional internal staffing levels are necessary to support the Company's commitment to FDA compliance and are expected to continue beyond the corrective action period. External consulting costs declined sequentially in the first, second, third and fourth quarters of 2003 and are expected to continue at the fourth quarter rate of approximately $2,000 into 2004.

      The Company plans to complete the major elements of the FDA compliance enhancement plan in Elizabeth by mid 2004 and new solid dose product launches are contingent on the receipt of FDA approval. The Company expects to complete the major elements of the FDA compliance enhancement plan in Baltimore by the end of 2004. The Company is preparing for possible FDA re-inspections of both facilities.

      During most of 2003, the Company's most restrictive debt covenant was total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.00 to 1.00 at December 31, 2003 to a required maximum ratio of 3.50 to 1.00 at March 31, 2005. The Company remained in compliance with all its debt covenants at December 31, 2003, with approximately $40,000 of EBITDA flexibility on its tightest covenant at year-end, the Interest Coverage Ratio.

      The Company has developed its business and financial plan for 2004 and has evaluated its flexibility in complying with each of the financial covenants as part of this process. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. In December 2003, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to sell certain assets, provides for additional flexibility in the timing and application of certain financial ratio tests, and permits exclusions of certain restructuring charges and gains and losses on potential divestitures of assets and businesses from the calculation of EBITDA. Options include:

    Continued aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures were $47,871 for the year ended December 31, 2003 compared to $81,703 for the year ended December 31, 2002.

    Continue to reduce operating costs. In the fourth quarter of 2003, the Company reviewed its overall business cost structure, which resulted in a reduction in force at each of its segments. As a result, the Company recorded a pre-tax charge of approximately $8,700 related to this action. The Company is evaluating other actions to reduce its cost base in 2004 and beyond.

    Continue to sell certain assets. In 2003, the Company has sold its French generics business and an Animal Health facility. The Company has engaged investment bankers to explore the possible sale of certain other assets.

    The potential divesture of significant assets and businesses are in the preliminary stages and none are subject to formal agreements. It is possible that, if completed, certain of the divestitures could result in losses of up to $100,000. In addition, the potential divestitures could be dilutive to the Company's continuing earnings per share. There is no guarantee any divestiture will be completed. Due to its improved liquidity in 2003, the Company is not under any financial pressure to accept any offer which is not in its long term interests.

    Reduce subordinated convertible debt by issuing common stock. At December 31, 2003, the Company has $181,553 of convertible Subordinated Notes outstanding that can be retired by the exchange of common stock with approximately the same fair value. In 2001 and 2002, the Company retired $144,100 of convertible debt by issuing approximately 8.2 million shares of Class A Common stock.

The Company is required to repay or retire $24,200 of its 5 3/4% convertible debentures by October 2004. The Company is presently planning for this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

    Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at December 31, 2003 the amount outstanding was $380,900 (a reduction of $241,100). In the fourth quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges from EBITDA of up to $10,000 and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions. The Company believes that its performance in the reduction of the loan, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions, it will take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance throughout 2004.

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

     The purchase price was allocated based on a final valuation in the following manner:

     Intangible assets represent primarily the valuation of one asset class, current products (approximately 98% of the value). All intangible assets are subject to amortization. The weighted average amortization period is approximately 12.8 years.

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

Pro forma Information:

     The following unaudited pro forma information on results of operations assumes the purchase of the OPB as if the companies had combined at the beginning of 2001:

Pro forma* Year Ended December 31, 2001

Revenue	$1,183,300
Net income (loss)	$(63,900)
Basic EPS	$(1.56)
Diluted EPS	$(1.56)

*   Includes actual after-tax charges related to the OPB acquisition ($43,674).

     These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of acquired intangibles and goodwill and an increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred at the beginning of 2001, or of future results of operations of the consolidated entities.

5.     Impairments, Reorganization, Refocus and other Actions:

2001 Actions

In 2001, the Company incurred severance costs of approximately $10,059 in connection with the following three actions:

•    The Company incurred charges as a result of management actions intended to improve future operations. The IG and API combined management and incurred charges of approximately $4,300 primarily for severance of 79 employees. All employees were severed by June 30, 2002.

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

Animal Health

     AH incurred charges in connection with changes in response to and in anticipation of major challenges in the marketplace and in the way the business will be managed in the future. The AH business, which is in low or no growth competitive markets, has been repositioned to enhance working capital management and cash flow.

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

     In August 2002 the Company received the results of the independent study on the market viability in the U.S. for Reporcin. The study identified a number of business risks that translated into slower market penetration and lower cash flows than previously forecasted. As a result of the revised expected value of Reporcin in the U.S., the Company decided to sell the Terre Haute facility and wrote-down the facility to its estimated fair value. As a result, the Company incurred an impairment charge related to the building and fixed assets of $16,353 and accrued for certain exit and shut-down costs in the amount of $2,342.

     The study also caused the Company to reassess the forecasts of future sales of Reporcin in markets where the Company has regulatory approval. The intangible and prepaid royalty balances totaling approximately $21,800 for these markets were compared by market to the undiscounted cash flows. Since impairment was indicated, discounted cash flows were prepared and an impairment charge of $17,023 was recorded. The Company also has re-evaluated the carrying value of the Reporcin manufacturing facility and inventory on hand and wrote-down the inventory to the lower of cost or market, thereby incurring a charge of $1,382.

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

AH Facility Closures

     In connection with the Company's repositioning and cash generation strategy, in December 2002, the Company announced the closing of four Animal Health facilities, certain asset write-downs and work force reductions. The facility closings included plants in Missouri, Arkansas, Australia and a research center in New Jersey, which resulted in write-downs and exit costs of $45,192 (consisting of $40,144 of asset impairments and $5,048 of cost of sales).

IG

Impairment - IG Intangible Assets

     In the fourth quarter 2002, all significant intangible assets were tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Due to a increased competitive influence in these marketplaces and continued government regulation, the Company determined intangible assets for specific products for the German and French markets needed to be tested and were determined to be impaired. Impairment charges totaling $13,487 were recorded in the fourth quarter based on results of a probability weighted cash flow assessment or independent market valuation. Included therein is an intangible asset impairment of $7,008 related to the discontinued operations of the Company's French subsidiary.

2003 Actions

     The Company incurred severance related to actions in connection with management's reorganization and refocus to improve future operations. These charges represented approximately 175, 139 and 121 employees in 2003, 2002 and 2001, respectively, and are classified as Asset impairments and other within the Consolidated Statement of Operations. The Company has only included severance related to specific programs as management actions. Other severance charges not related to specific programs are not segregated from normal operations. A summary of severance charges recorded, by segment, during 2003, 2002 and 2001 is as follows:

Severance charges:	2003	2002	2001
AH	$3,786	$3,852	$1,100
USHP	2,520	--	4,829
IG and API	2,421	1,694	4,130
Corporate	--	1,225	--
	$8,727	$6,771	$10,059

     A summary of liabilities for severance related to actions in connection with management's reorganization and refocus is as follows:
	Severance
	2001	2002	2003

Balance, January 1,	$ --	$10,783	$8,434
Charges	10,059	6,771	8,727
Established in purchase accounting	1,700	--	--
Adjustments	--	--	(195)
	11,759	17,554	16,966

Payments	(976)	(9,454)	(6,637)

Translation adjustments	--	334	42

Balance December 31,	$10,783	$8,434	$10,371

The liabilities for accrued severance are reflected in accrued expenses. The Company expects to settle these liabilities, the majority of which related to 2003, over the next eighteen months in cash.

     A summary of current liabilities set up for 2002 closure and exit costs and 2003 related activity is as follows:

	Other Closure and Exit Costs
	2002	2003

Balance, January 1,	$ --	$17,420
Charges	17,420	--
Adjustments	--	140
	17,420	17,560

Payments	--	(5,027)

Translation adjustments	--	1,104

Balance December 31,	$17,420	$13,637

     The remaining balances as of December 31, 2003 primarily relate to demolition costs, payment related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next eighteen months.

6.    Elyzol Dental Gel ("EDG") Product Sale and Related Agreements:

     In July 2000, the Company's Danish subsidiary sold the patents, trademarks, marketing authorizations, and inventory related to the Elyzol Dental Gel ("EDG") product for cash proceeds of approximately $8,250. Concurrently with this sale, and due to the specialized nature of the manufacturing process for EDG, the Company entered into a Toll Manufacturing Agreement with the purchaser under which the Company will continue to manufacture EDG for the purchaser for a four-year period. The Company is reimbursed for direct manufacturing costs plus an agreed upon amount for overhead and a variable manufacturing profit which declines as production volumes increase.

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

     Approximately $1,900 of the deferral was recognized as income in each of the years ended December 31, 2003, 2002 and 2001, respectively. The remaining balance of approximately $970 has been deferred and is included in accrued expenses.

7.     Discontinued Operations

        On September 30, 2003, the Company sold its French subsidiary for $5,967. In accordance with SFAS 144, this subsidiary should be accounted for as a discontinued operation. The net loss for this subsidiary for the years 2003, 2002, and 2001 are reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in the 2003 results is a loss on sale of subsidiary of $4,041, including the allocation of $2,360 of goodwill. Included in the 2002 results is an impairment of intangible assets of $7,008. The assets and liabilities representing the carrying value of the Company's French generics business are presented separately within the asset and liability sections of the Company's Consolidated Balance Sheet. Prior to the discontinuation, the French subsidiary was included within the Company's IG segment.

        The following table details selected financial information for the French subsidiary included within discontinued operations:

Statement of Operations:	Years Ended December 31,
	2003	2002	2001

Revenues	$4,096	$5,869	$6,032
(Loss) from operations	$(1,839)	$(8,118)	$(1,262)
Loss from disposal	$(4,041)	$ --	$ --
Pretax (loss)	$(5,880)	$(8,127)	$(1,269)
Provision (benefit) for taxes	$(269)	$(2,033)	$(160)
(Loss) from discontinued operations	$(5,611)	$(6,094)	$(1,109)

Balance Sheet:	December 31,
	2003	2002	2001

Current assets	$ --	$2,797	$2,538
Non-current assets	$ --	$6,666	$11,186
Current liabilities	$ --	$1,247	$1,275
Deferred taxes and other non-current liabilities	$ --	$1,706	$3,210

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

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is as follows:

(Shares in thousands)	For the years ended December 31,
	2003	2002	2001
Average shares outstanding-basic	51,606	49,814	40,880
Stock options	404	--	--
Convertible notes	--	--	--
Average shares outstanding-diluted	52,010	49,814	40,880

     The amount of dilution attributable to the stock options determined by the treasury stock method depends on the average market price of the Company's common stock for the year. For the year ended December 31, 2003, stock options to purchase 1,915,118 shares were not included because the option price was greater than the average price. Stock options had an anti-dilutive effect in 2002 and 2001 and therefore stock options to purchase 4,370,943 and 2,506,058 shares, respectively, were not included in the diluted EPS calculation.

     The following table summarizes stock options not included in the computation of diluted EPS:
(Shares in thousands)	For the years ended December 31,
	2003	2002	2001

Excluded due to option price greater than market price	1,915	2,275	1,730

Excluded due to antidilution	--	2,096	776

     The 05 Notes issued in March 1998, convertible into 1,196,310 shares at December 31, 2003 and 2002, and 3,175,904 shares at December 31, 2001 of common stock at $28.59 per share, were anti-dilutive using the if-converted method and therefore were not included in the diluted EPS calculation.

     The 06 Notes issued in June 1999, and convertible into 3,809,343 shares at December 31, 2003 and 2002, and 5,294,301 shares at December 31, 2001 of common stock, were anti-dilutive using the if-converted method and therefore were not included in the diluted EPS calculation.

     The numerator for the calculation of basic EPS is net income for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable.

     A reconciliation of net income (loss) used for basic to diluted EPS is as follows:

	2003	2002	2001

Net income (loss) - basic	$16,936	$(99,661)	$(37,702)
Adjustments under the if-converted method, net of tax	--	--	--
Adjusted net income (loss) - diluted	$16,936	$(99,661)	$(37,702)

9.     Accounts Receivable, Net:

Accounts receivable consists of the following:
	December 31,
	2003	2002

Accounts receivable, trade	$259,466	$222,661
Other	2,704	15,899
	262,170	238,560
Less, allowance for doubtful accounts	3,699	4,233
	$258,471	$234,327

     The allowance for doubtful accounts for the three years ended December 31, consists of the following:
	2003	2002	2001

Balance at January 1,	$4,233	$7,244	$5,707
Provision for doubtful accounts	402	2,234	2,545
Reductions for accounts written off	(902)	(5,767)	(1,243)
Translation and other	(34)	522	235
Balance at December 31,	$3,699	$4,233	$7,244

10.     Inventories:

     Inventories consist of the following:
	December 31,
	2003	2002

Finished product	$161,674	$178,708
Work-in-process	64,503	54,302
Raw materials	81,633	110,889
	$307,810	$343,899

     Included in the 2002 amounts are raw materials totaling approximately $4,422 related to a product that is subject to regulatory approval and litigation. At December 31, 2003, $12,498 of these raw materials previously included in inventories has been reclassified to prepaid expenses and other, as the cost of the raw materials will be recoverable upon receipt of replacement inventory. Upon receipt, the raw materials will be reclassified as inventory. See Note 18 for additional information.

     Inventories are valued at the lower of cost or market. Effective January 1, 2003, the Company changed from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method to account for certain of its United States USHP inventories. The method was changed in part to achieve a better matching of revenues and expense. While a change from the LIFO method to the FIFO methods requires retroactive application to the financial statements, the change was not material to the consolidated financial statements of the Company for any of the periods presented as the inventory values computed under the LIFO method approximated the inventory values computed under the FIFO method. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company.

11.     Property, Plant and Equipment, Net:

     Property, plant and equipment, net, consist of the following:
	December 31,
	2003	2002

Land	$19,213	$19,715
Buildings and building improvements	234,685	205,613
Machinery and equipment	526,260	441,797
Construction in-progress	33,614	92,058
	813,772	759,183
Less, accumulated depreciation	332,218	276,910

	$481,554	$482,273

     In connection with the Company's closing of plant facilities, the assets representing the fair value of Animal Health's Lowell, Terre Haute and Wrightstown facilities (2002) totaling $4,825 and $5,312 as of December 31, 2003 and 2002, respectively are being held for sale, and are included in property, plant and equipment. The Wrightstown facility was sold in 2003 for a gain of $2,257.

12.   Goodwill and Intangible Assets:

     Intangible assets consist principally of one major intangible asset class, products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense for the years 2004 through 2008 is currently estimated to be approximately $33,100, $32,300, $30,200, $28,500 and $27,600, respectively.

     Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, in 2003, one product important to the Company's German operations, Pentalong, was required to reprove safety and efficacy by the fourth quarter of 2004. If the Company cannot complete the study satisfactorily, the Company will be required to re-evaluate the carrying value of intangible assets totaling approximately $18,000. The Company believes, but cannot assure, it will be successful.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2001	$383,651

Additions	5,632
Amortization	(33,978)
Translation adjustment	9,885
Impairments	(12,264)
Reclassifications from goodwill and other	21,902

Balance, December 31, 2002	$374,828

Accumulated amortization, December 31, 2002	$111,277

Balance, December 31, 2002	$381,067	*

Additions	2,579
Amortization	(34,378)
Impairments (product rights)	(2,045)
Translation adjustment	6,797
Sale of French subsidiary	(6,350)

Balance, December 31, 2003	$347,670

Accumulated amortization, December 31, 2003	$145,655

* Includes intangible assets of $6,239 related to French subsidiary, classified as assets of discontinued operations.

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the years ended December 31, 2002 and 2003, are as follows:

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

	IG	API	USHP	AH	Total
Balance December 31, 2002	$260,362	$4,927	$406,623	$ --	$671,912
Adjustment for sale of French subsidiary	(2,360)	--	--	--	$(2,360)
Foreign exchange translation	40,448	979	--	--	41,427

Balance December 31, 2003	$298,450	$5,906	$406,623	$ --	$710,979

     In connection with the sale of its French subsidiary (see Note 7), the Company allocated goodwill totaling $2,360 to discontinued operations.

     As required in the fourth quarter of 2003, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. The assessment utilized forecasted cash flows discounted at a rate of 11%. The Company determined that there was no impairment of existing goodwill as of December 31, 2003.

13.    Long-Term Debt:

Long-term debt consists of the following:
	December 31,
	2003	2002
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$ 85,603	$115,557
Term B	285,766	314,272
Revolving Credit	--	31,000
	371,369	460,829
8.625% Senior Notes due 2011	220,000	--
Industrial Development Revenue Bonds	1,200	5,440

Denominated in Other Currencies	33,534	33,884
Total senior debt	626,103	500,153

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	--	200,293
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	147,346	141,205
5.75% Convertible Subordinated Notes due 2005	34,207	34,207
Total subordinated debt	181,553	375,705

Total long-term debt	807,656	875,858
Less, current maturities	25,407	28,592
	$782,249	$847,266

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

      At closing, the 2001 Credit Facility provided for (i) a $300,000 six year revolving credit facility; (ii) a $175,000 six year Term Loan A; and (iii) a $425,000 seven year Term Loan B. In December 2001 the Company prepaid $65,000 of the Term A and Term B loans resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $835,000. In 2003 and 2002, the Company prepaid an additional $35,000 and $85,000, respectively of the Term A and Term B loans and recorded an expense for the early extinguishment of debt of $692 and $1,791 (classified in other, net).

      In December 2002, the 2001 Credit Facility was amended to reduce the revolving credit facility to $150,000. As a result of the modification to the revolving debt arrangement, the Company recognized the related portion of unamortized costs in the statement of income in the amount of $3,176 (classified in other, net).

     The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior debt to EBITDA, fixed charge coverage ratio and an interest coverage ratio. In December 2003, an amendment was approved which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges from EBITDA of up to $10,000 and the required net worth definitions and amended the leverage ratios to delay the timing of further covenant restrictions (see Note 3).

      Under the terms of the 2001 Credit Facility the Company is required to have a specified percentage of its indebtedness at a fixed interest rate. To comply with this requirement, in January 2002 the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of an additional reduction in fixed rate indebtedness due to the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.7% as of December 31, 2002. The Company reviews and renews its swap requirements on a quarterly basis. The Company accounts for this swap as a cash flow hedge. Unrealized losses of approximately $1,954, net of related tax benefits, are included in the Company's Consolidated Statement of Stockholders' Equity as a component of comprehensive income (loss).

      In addition to financial covenants, the 2001 Credit Agreement has a number of non-financial covenants. These non-financial covenants include a requirement that control over the Company not be transferred from an entity controlled by E.W. Sissener, the Chairman of the Company, or his family, if as a result or at anytime after such transfer a third party holds shares representing 20% or more of the voting rights in the Company. A. L. Industrier ASA ("ALI"), an entity controlled by Mr. Sissener and his family (and a holding company whose only material business is holding shares of the Company), currently controls the Company by beneficial ownership of all of the Company's Class B shares which carries the right to elect a majority of the Company's directors. The continuation of ALI's control of the Company remains subject to the unilateral actions of ALI.

     On April 24, 2003, the Company sold $220,000 aggregate principal amount of 8 5/8 Senior Notes due 2011. The proceeds of the offering, after deducting fees and expenses, were $197,000. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes of a wholly-owned subsidiary of the Company. The fees paid to the initial purchasers of the Senior Subordinated Notes of $22,191 were made pursuant to arrangements originally entered into in December 2001. The transaction was accounted for as an extinguishment of the existing Senior Subordinated Notes. As a result, both the fees of $22,191 paid in April 2003 and the unamortized loan costs of $6,217 associated with the Senior Subordinated Notes, were expensed in the second quarter 2003.

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

     The 2001 Credit Facility's Term A is payable in quarterly installments ranging from $5,136 to $5,992 through 2007. The Term B is payable in quarterly installments of $729 with balloon payment of $271,915 in 2008. In the event that more than $10,000 of either the 5.75% Convertible Subordinated Notes due 2005 or the 3% Convertible Senior Subordinated Notes due 2006 are outstanding within six months of their due date, the entire remaining balance of the Term A, Term B and the Revolving Credit becomes due and payable.

     The Company has issued Industrial Development Revenue Bonds in connection with various expansion projects. In 2003, the Company repaid bonds with a $2,500 principal amount previously requiring monthly interest payments at a floating rate approximating the current money market rate on tax-exempt bonds plus agency and other fees (total rate approximately 4.5%). In addition, the Company repaid bonds with a $1,740 principal amount in 2003, with the remaining $1,200 principal amount requiring fixed interest payments of between 6.875% and 7.25%. The remaining balance of $1,200 was repaid on January 2, 2004.

     The mortgage notes payable denominated in Norwegian Kroner (NOK) include amounts issued in connection with the construction and subsequent expansion of a pharmaceutical facility in Lier, Norway. The mortgage is collateralized by this facility (net book value $31,800). The debt was borrowed in a number of tranches over the construction period and interest is fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 2003 and 2002 was 5.2% and 7.6%, respectively. The tranches are repayable in semiannual installments through 2021. Yearly principal payments are approximately $1,300.

Subordinated debt

12% Senior subordinated notes:

     On December 12, 2001, in connection with the formal closing of the OPB acquisition, Alpharma Operating Corporation sold $200,000 in principal amount of 12% senior subordinated notes due 2009 to affiliates of Banc of America Securities LLC and CIBC World Markets Corp. These notes were repaid on April 24, 2003.

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

5.75% Convertible Subordinated Notes due 2005:

     In March 1998, the Company issued $125,000 of 5.75% Convertible Subordinated Notes (the "05 Notes") due 2005. The 05 Notes may be converted into common stock at $28.594 at any time prior to maturity, subject to adjustment under certain conditions. The Company may redeem the 05 Notes, in whole or in part, at a premium plus accrued interest. Concurrently, A. L. Industrier ASA ("ALI"), the controlling stockholder of the Company, purchased at par for cash $67,850 principal amount of a Convertible Subordinated Note (the "Industrier Note"). The Industrier Note had substantially identical adjustment terms and interest rate as the 05 Notes.

     On October 5, 2001, in connection with entering into the 2001 Credit Facility, the Company exchanged 2,372,897 shares of Class B common stock for its 5.75% convertible subordinated note due 2005 (principal value $67,850) pursuant to an agreement entered into with ALI on July 11, 2001. This is the number of shares that ALI was entitled to receive upon conversion of the Industrier Note pursuant to its terms.

     In December 2001, the Company completed the exchange of 1,483,761 shares of its Class A Common stock for a portion of its 5.75% convertible subordinated notes due 2005 ("the 05 Notes") having an approximate principal value of $34,134. The exchange resulted in a non-cash charge of $7,357 ($5,860 after-tax or $0.14 per share).

     In March 2002, the Company completed an additional exchange of 3,266,850 shares of its Class A Common Stock for a portion of its 05 Notes having an approximate principal value of $56,600. The exchange resulted in a non-cash pre-tax charge of $20,980 ($12,819 after tax) in the first quarter of 2002.

     Maturities of long-term debt during each of the next five years and thereafter as of December 31, 2003 are as follows:

2004	$25,407
2005	60,414
2006	172,553
2007	28,631
2008	275,852
Thereafter	244,799
$807,656

14.     Short-Term Debt:

     Short-term debt consists of the following:

	December 31,
	2003	2002

Domestic	$9,500	$20,000
Foreign	--	--
	$9,500	$20,000

     At December 31, 2003, the Company and its domestic subsidiaries have working capital availability under the 2001 credit facility. Borrowings under the lines expected to be for periods less than three months are classified as short-term.

     At December 31, 2003, the Company's foreign subsidiaries have available lines of credit with various banks totaling approximately $14,700. Drawings under these lines are made for periods generally less than three months. At December 31, 2003, the amount of the unused lines totaled approximately $14,700.

     The weighted average interest rate on total short-term debt during the years 2003, 2002 and 2001 was approximately 5.5%, 4.5% and 7.3%, respectively.

15.   Income Taxes:

     Domestic and foreign income (loss) before income taxes were $(24,592) and $42,833, respectively in 2003, $(194,121) and $29,712, respectively in 2002, $(51,564) and $13,159, respectively in 2001. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision (benefit) for income taxes consists of the following:
	For the years ended December 31,
	2003	2002	2001
Current
Federal	$(6,829)	$(28,370)	$(7,706)
Foreign	10,891	8,661	3,537
State	3,022	2,842	(50)
	7,084	(16,867)	(4,219)
Deferred
Federal	(6,060)	(38,900)	1,488
Foreign	(2,939)	(61)	1,770
State	3,489	(6,887)	418
	(5,510)	(45,848)	3,676
Provision (benefit) for income taxes from continuing operations	$ 1,574	$(62,715)	$ (543)
Benefit for discontinued operations	(269)	(2,033)	(160)
Provision (benefit) for income taxes	$1,305	$(64,748)	$ (703)

     A reconciliation of U.S. federal income taxes to effective taxes follows:
	Years Ended December 31,
	2003	2002	2001

Statutory U.S. federal	$6,384	$(54,699)	$(12,998)
State income tax, net of federal tax benefit	4,214	(2,609)	155
Lower taxes on foreign earnings, net	(8,367)	(11,277)	(6,479)
Tax credits	(1,113)	(1,141)	(775)
Non-deductible costs, principally amortization of intangibles related to acquired companies	1,368	6,033	5,306
Non-deductible in-process R&D	--	--	13,169
Other, net	(912)	978	1,079
Effective tax, continuing operations	$1,574	$(62,715)	$(543)

Deferred tax liabilities (assets) are comprised of the following:
	Years Ended December 31,
	2003	2002

Accelerated depreciation and amortization for income tax purposes	$3,086	$ (6,310)
Excess of book basis of acquired assets over tax basis	33,459	60,331
Difference between inventory valuation methods used for book and tax purposes	2,727	2,435
Other	8,725	(352)
Gross deferred tax liabilities	47,997	56,104

Accrued liabilities and other reserves	(41,062)	(47,120)
Pension liabilities	(3,651)	(3,581)
Loss carryforwards	(69,272)	(26,209)
Deferred compensation	(3,030)	(3,055)
Deferred income	(253)	(264)
Other	--	8,872
Gross deferred tax assets	(117,268)	(71,357)

Deferred tax assets valuation allowance	44,461	11,393

Net deferred tax liabilities (assets)	$(24,810)	$(3,860)

     As of December 31, 2003, the Company has state loss carry forwards in several states totaling approximately $181,000, which are available to offset future taxable income and expire between 2009 and 2023. The Company has recognized a deferred tax asset relating to these state loss carry forwards. The Company also has foreign loss carry forwards in thirteen countries as of December 31, 2003, of approximately $190,000, which are available to offset future taxable income, and have carry forward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these foreign loss carry forwards. Based on analysis of current information, which indicated that it is not likely that some of these state and foreign losses will be realized, a valuation allowance has been established for a portion of these loss carry forwards. At December 31, 2001 the comparitive deferred tax asset valuation allowance was $6,301. Most of the increase in the valuation allowance relates to separate company loss carryforwards where uncertainty exists in regard to the future utilization of the loss carryforwards by those separate companies.

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

      As a result of the Company's assessment of its net U.S. deferred tax assets of $25,900 at December 31, 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at December 31, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

16.     Pension Plans and Postretirement Benefits:

Domestic:

     The Company maintains a qualified noncontributory, defined benefit pension plans covering the majority of its domestic employees. The benefits are based on years of service and the employee's highest consecutive five years compensation during the last ten years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the Plan's assets will approximate the accumulated benefit obligation ("ABO"). The plan assets are under a single custodian and a single investment manager. Plan assets are invested in equities, government securities and bonds. In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to certain employees.

     The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired eligible employees are required to contribute for coverage as if they were active employees.

     The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 2003, 2002 and 2001 expense was 6.25%, 6.75% and 7.50%, respectively. The health care cost trend rate was 10% for 2004, declining to 5% for 2009, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.

Benefit Obligations
	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2003	2002	2003	2002
Projected benefit obligation at beginning of year	$35,815	$26,159	$3,421	$3,407
Service cost	3,982	3,248	100	102
Interest cost	2,609	2,202	225	248
Plan participants' contributions	--	--	63	27
Amendments	--	(75)	--	(945)
Actuarial (gain) loss	2,611	5,576	(129)	802
Benefits paid	(857)	(1,295)	(316)	(220)
Projected benefit obligation at end of year	44,160	35,815	3,364	3,421

     The accumulated benefit obligation for the pension plans at the end of 2003 and 2002 was $31,809 and $26,530, respectively.

Alpharma Inc. uses a measurement date of December 31 for its pension plans and other postretirement plans.

Plan Assets
Change in plan assets
Fair value of plan assets at beginning of year	19,206	19,290	--	--
Actual return on plan assets	3,643	(1,913)	--	--
Employer contribution	7,150	3,124	253	193
Adjustment	(178)	--	--	--
Plan participant contributions	--	--	63	27
Benefits paid	(857)	(1,295)	(316)	(220)
Fair value of plan assets at end of year	28,964	19,206	--	--

     Employer contributions and benefits paid in the above table for the pension plans primarily include those amounts contributed directly to, or paid directly from plan assets.

     The asset allocation for the Company's U.S. pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, follows. The fair value of plan assets for these plans is $28,964 and $19,206 at the end of 2003 and 2002, respectively. The expected long-term rate of return on these plan assets was 8.75% in 2003 and 9.25% in 2002.
	Target Allocation	Percentage of Plan Assets at Year End
	2004	2003	2002

Asset Category
Equity Securities	70% - 80%	75%	73%
Debt Securities	15% - 25%	19%	24%
Cash	0% - 10%	6%	3%
Real Estate	0%	--	--
Other	0%	--	--
Total		100%	100%

The investment strategy for pension plan assets is to invest in a diversified, professionally managed portfolio of equity and fixed income investments. Equities are typically selected from the S&P 500 in proportion to the S&P 500's sector weightings. Fixed income investments consist of government bonds, high quality corporate bonds and mortgage backed securities.

Funded Status

     The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net liability recognized for the years ended December 31, 2003 and 2002.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Funded status	(15,196)	(16,609)	(3,364)	(3,421)
Unrecognized net actuarial loss	12,810	12,652	1,627	1,868
Unrecognized net transition obligation	6	36	29	32
Unrecognized prior service cost (benefit)	(405)	(483)	(667)	(792)
Accrued benefit cost	$(2,785)	$(4,404)	$(2,375)	$(2,313)
	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
End of Year
Prepaid benefit cost	$236	$--	$--	$--
Accrued benefit cost	(3,021)	(5,957)	(2,375)	(2,313)
Additional minimum liability	(456)	(1,367)	(989)	(1,108)
Intangible assets	--	--	--	--
Accumulated other comprehensive income	456	2,921	989	1,108

Net amount recognized	$(2,785)	$(4,403)	$(2,375)	$(2,313)

     At the end of 2003 and 2002 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:
	2003	2002
End of Year
Projected benefit obligation	$(44,160)	$(35,815)
Accumulated benefit obligation	(31,809)	(26,530)
Fair value of plan assets	28,964	19,206
Unfunded accumulated benefit obligation	$(2,845)	$(7,324)

     At the end of 2003 and 2002, the projected benefit obligation and the accumulated benefit obligation in excess of plan assets were $3,364 and $3,421, respectively, for the Postretirement Benefits Plan.

Expected Cash Flows

Information about expected cash flows for the plans follows:

Employer Contributions

	Pension Benefits	Postretirement Benefits
2004 Expected	$2,900	$179

Expected Benefit Payments

2004	$409	$179
2005	436	186
2006	524	183
2007	672	196
2008	802	193
2009 - 2013	5,476	1,103

			Postretirement
	Pension Benefits		Benefits
	2003	2002	2003	2002
Weighted-average assumptions used to determine obligations as of December 31
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%	N/A	N/A
Rate of compensation increase	4.25%	4.50%	N/A	N/A

     The expected rate of return on plan assets was determined by applying the Company's target asset allocations to long-term historical rates of return, as disclosed annually by Ibbotson Associates for stocks, bonds, and treasury bills. These amounts are compared to the current investment management plan, which as of December 31, 2003 has an annualized rate of return of approximately 8.75%.
	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost
Service cost	$3,982	$3,248	$1,945	$100	$102	$102
Interest cost	2,609	2,202	1,521	225	248	243
Expected return on plan assets	(1,759)	(2,009)	(1,709)	--	--	--
Net amortization of transition obligation	30	30	30	3	18	18
Amortization of prior service cost	(78)	(81)	(81)	(125)	--	--
Recognized net actuarial (gain) loss	569	(23)	--	112	54	55
Net periodic benefit cost	$5,353	$3,367	$1,706	$ 315	$422	$418

Weighted-average assumptions used to determine net cost	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
Discount rate	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	8.75%	9.25%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

     In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company has included approximately $(1,514) and $1,797 within other comprehensive income as of December 31, 2003 and December 31, 2002, respectively, for the change in additional minimum pension liability.

     The Company and its domestic subsidiaries also have a number of defined contribution plans, both qualified and non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 25%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $2,300, $2,300 and $1,900 in 2003, 2002 and 2001, respectively.

     The Company has an unfunded benefit for selected executives (Supplemental Pension Plan) that provides for the payment of benefits upon retirement or death. Accrued costs included in the Consolidated Balance Sheet as of December 31, 2003 and 2002 are $2,740, $2,091, respectively. Expense charged to operations during the years ended December 31, 2003, 2002, and 2001 was approximately $613, $1,078, and $452, respectively.

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

Benefit Obligations

	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$65,257	$49,517
Service cost	4,964	3,826
Interest cost	4,048	3,187
Amendments	287	--
Plan participants' contribution	656	476
Actuarial (gain)/loss	8,941	(1,085)
Benefits paid	(2,056)	(1,840)
Translation adjustment	9,668	11,176
Benefit obligation at end of year	91,765	65,257

     The accumulated benefit obligation for the pension plans at the end of 2003 and 2002 was $71,772 and $55,205, respectively.

Plan Assets

Change in plan assets:
Fair value of plan assets at beginning of year	37,276	30,804
Actual return on plan assets	1,013	(1,742)
Employer contributions	5,897	3,156
Plan participants' contributions	656	476
Benefits paid	(1,662)	(1,779)
Translation adjustment	6,133	6,361
Fair value of plan assets at end of year	49,313	37,276

Funded Status

Funded status	(42,452)	(27,981)
Unrecognized net actuarial loss	21,199	9,164
Unrecognized transitional obligation	497	488
Unrecognized prior service cost	4,263	3,817
Additional minimum liability	(4,747)	(2,850)
Accrued benefit cost	$(21,240)	$(17,362)

     At the end of 2003 and 2002 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were as follows:
	2003	2002
End of Year
Projected benefit obligation	$91,765	$65,257
Accumulated benefit obligation	71,772	55,205
Fair value of plan assets	49,313	37,276
Unfunded accumulated benefit obligation	$22,459	$17,929

     The Company's Norwegian subsidiary has a government sponsored retirement plan that does not allow for funding. The following table details the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the Company's Norwegian subsidiary:
	Funded	Non-funded	Total
Projected benefit obligations	$41,950	$9,169	$51,119
Accumulated benefit obligations	$29,570	$7,323	$36,893
Fair value of plan assets	$23,715	N/A	$23,715

	2003	2002
Weighted-average assumptions at year-end:
Discount rate	5.3%	5.8%
Expected return on plan assets	5.8%	6.8%
Rate of compensation increase	3.5%	3.6%

Net Periodic Cost
	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$4,964	$3,826	$3,380
Interest cost	4,048	3,187	2,730
Expected return on plan assets	(2,778)	(2,361)	(1,925)
Amortization of transition obligation	8	8	1
Amortization of prior service cost	267	225	250
Recognized net actuarial loss	422	91	(109)
Net periodic benefit cost	$6,931	$4,976	$4,327

     The Company's Danish subsidiary has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $2,800, $2,200 and $2,100 in 2003, 2002 and 2001, respectively.

17.   Transactions with A. L. Industrier ASA:
	Years Ended December 31,
	2003	2002	2001
Sales to and commissions received from A. L. Industrier ASA	$506	$1,925	$1,881

Compensation received for management services rendered to A. L. Industrier ASA	$423	$381	$333

Inventory purchased from and commissions paid to A. L. Industrier ASA	$ 9	$ 8	$ 8

Interest incurred on Industrier Note	$ --	$ --	$2,969

Rent expense	$340	$507	$ --

     In March 1998, ALI purchased a convertible subordinated note issued by the Company in the amount of $67,850. In October 2001 the Company exchanged the convertible subordinate note into 2,372,897 shares of Class B common stock. (See Note 13.) In addition, as of December 31, 2002 there was a net current receivable of $106 from ALI.

     The Company and ALI have an administrative service agreement whereby the Company provides management services to ALI. The agreement provides for payment equal to the direct and indirect cost of providing the services subject to a minimum amount. The agreement is automatically extended for one year each January 1, but may be terminated by either party upon six months notice.

     In connection with the agreement to purchase Alpharma Oslo, ALI retained the ownership of the Skøyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20-year term and is renewable at the then fair rental value at the option of the Company for four consecutive five year terms.

     In 2002, the Company signed a net lease agreement with ALI that provides for the leasing of a parking lot at the Skoyen Facililty through an initial term of October 2014 with the possibility of four consecutive five-year renewal terms. The annual rental is 2.4 million Norwegian Kroner. (Approximately $340 at current exchange rates.)

     In January 2003, the Company divested its Norwegian vitamin business to Nopal, a subsidiary of ALI, for approximately $3,300. The divestiture was a transaction between companies under common control and accordingly, the gain on the sale was accounted for as a capital transaction net of related taxes ($2,267 net increase to Additional Paid-in Capital). As required of all related party transactions, the sale was determined to be fair to the holders Class A Common Stock by the Company's Audit and Corporate Governance Committee.

18.      Contingent Liabilities and Litigation

     A class action lawsuit was filed in the United States District Court for the District of New Jersey. This class action has been brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company is named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleges that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's Animal Health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs seek damages in unspecified amounts. The Company moved to dismiss the complaint on legal grounds and the District Court granted its motion with prejudice as to all defendants. The plaintiffs filed a motion for reconsideration with the District Court and the District Court affirmed its earlier dismissal. The plaintiffs have appealed the Court's decision to the Third Circuit Court of Appeals. All permitted briefs have been filed with the Third Circuit and oral argument was completed in 2003. The Company has vigorously defended this appeal. Additionally, the Company has filed a claim on its own behalf and on behalf of each of the named individual defendants under its directors' and officers' insurance policies and believes that insurance coverage exists to the extent of the policy limits for the costs incurred in defending the claims and any adverse judgment or settlement, subject to the terms, conditions and exclusions of the relevant insurance policy. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position. However, it is not possible for the Company to conclude definitively that resolution of the lawsuit will not be material to the Company's financial position or its results of operations or cash flows in the quarter or year in which it occurs.

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. Deposition and document discovery is underway. The SEC has stated that the commencement of this investigation is not an indication that the SEC presently believes that a violation of any applicable laws has occurred.

     During 2001, 2002, 2003 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth, respectively. The 483 Reports listed alleged deviations from, primarily, cGMPs.

     The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has not formally commented on the Company's corrective action plan. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report detailing plant deficiencies. While the FDA has not indicated to the Company its position as to any of the items set forth on this February 2004 483 Report, the number and scope of the comments has declined significantly from the Report received in August 2002. The Company expects to continue upgrading plant procedures at the Baltimore plant in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was reduced in several increments during 2002 and 2003. This reduction in production has had an effect on earnings and the possibility of an adverse effect in 2004 was incorporated into the Company budgeting process.

     Between November, 2002 and January, 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company originally anticipated completion of these actions on or about the end of 2003. However, the FDA performed a follow-up inspection in late 2003 and issued another 483 Report alleging continued deficiencies in compliance with FDA regulations. As a result the Company now anticipates completion of a significant portion of its corrective actions in mid 2004, with the remainder by March 2005. Certain product recalls were included in the original corrective action plan which were completed in 2002 and 2003.

     The estimated total external consultant costs of the Baltimore and Elizabeth corrective actions is approximately $8.0 million for 2004. In addition, the Company has added significant internal personnel (largely quality and laboratory personnel) at both Elizabeth and Baltimore.

     The total cost and timing of both the Baltimore and Elizabeth corrective action plans may change based upon the FDA responses which have not yet been received and other factors. (See "Risk Factors".)

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. In the litigation concerning the Company's gabapentin capsules, the Company filed a motion for summary judgment of non-infringement of the two patents, which was subsequently denied. The Company filed in the tablet litigation, and renewed in the capsule litigation, the Company's motion of summary judgment of non-infringement on Pfizer's patents. These motions have been decided in the Company's favor by the District Court.

     During the lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the U.S. District Court for the District of New Jersey for patent infringement under this patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on.

     All three gabapentin cases have been consolidated for trial, but no trial date has been set. Unless and until the Company decides to utilize such authorization to market its gabapentin tablets or capsules, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. To date, the Company has not marketed these pharmaceuticals. There is the possibility that as a result of this litigation, the Company could be prevented from marketing the Company's gabapentin capsules or tablets until Pfizer's patents expire.

     In 2003, the Company received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product will be triggered by the earlier of either Purepac's commercial marketing of gabapentin or a court decision that finds the relevant Pfizer patent invalid, unenforceable or not infringed. On February 14, 2003, Torpharm, a competitor that has filed an ANDA for gabapentin capsules, filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA. Both this District Court and a federal appellate court upheld the FDA award to the Company. The Company can give no assurance that it will ultimately benefit from an exclusivity period.

     In anticipation of the launch of gabapentin, the Company entered into a supply agreement with the manufacturer of the active pharmaceutical ingredient (the "GAPI") of gabapentin under which the Company has acquired GAPI inventory. The terms of the Company's agreement with the GAPI supplier will require the payment to the supplier of a portion of the Company's net sales of finished dose gabapentin product during any period of exclusivity ("Net Sales Split"). As of December 31, 2003, the Company had paid approximately $12,500 in partial payment of GAPI inventory. The Company will make additional payments of approximately $22,800 and $10,500 in 2004 and 2005, respectively, for GAPI inventory received and ordered. All of these payments reduce the Net Sales Split on a dollar for dollar basis. Other than outstanding purchase orders for GAPI to be received subsequent to year-end, the Company has no additional obligation to purchase additional GAPI inventory. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the GAPI, and may incur a charge to write-down GAPI to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $46,000 based on GAPI currently on hand or ordered. In addition, the Company is negotiating certain changes in the arrangement with its GAPI supplier which, if unsuccessful, could require the Company to make a $3,000 payment to the GAPI supplier.

     The Company is one of multiple defendants in a lawsuit brought by the Massachusetts Attorney General alleging Medicaid fraud in connection with the manner the Company utilizes to establish the "average wholesale price" for its various drugs. In addition four other state Attorneys General have given the Company notice that said agencies are investigating what appear to be similar claims. The Company believes that the manner in which it establishes its "average wholesale prices" is reasonable and proper and furthermore that it practices in this regard are generally similar to those used by others in the pharmaceutical industry.

     The Federal Trade Commission is undertaking a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company (i) renunciated its 180 Waxman-Hatch marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments form Perrigo. The FTC is presently engaged in deposition and document discovery and has not taken any action which would indicate a belief that either the Company or Perrigo violated applicable law.

     The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce litter that contains a high level of arsenic. The suit further alleges that this litter, when used as agricultural fertilizer by the chicken farmer, causes cancer in the plaintiffs (who allegedly live in close proximity to such farm fields). In addition to the potential for personal injury damages to the plaintiff's, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiff's are also requesting that the Company be enjoined from the future sale of the product at issue. The Company has not yet been served in this matter and therefore has not had the opportunity to participate in any discovery to form a view on the plaintiff's allegations. Sales of this product were approximately $24 million in 2003.

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

19.   Leases:

     Rental expense under operating leases for 2003, 2002 and 2001 was $14,068, $12,567, and $9,903, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

Years Ending December 31,
2004	$10,457
2005	6,968
2006	5,043
2007	3,911
2008	3,703
Thereafter	11,613
$41,695

20.   Stockholders' Equity:

     The holders of the Company's Class B Common Stock, (totally held by A. L. Industrier ASA at December 31, 2003), are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's Common Stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

     The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 75,000,000; and the number of authorized shares of Class B Common Stock is 15,000,000.

     On October 5, 2001, the Company exchanged 2,372,897 shares of Class B Common Stock for its 5.75% convertible subordinated note due 2005 ("Industrier Note"). The increase in stockholders' equity from the transaction was approximately $67,100 after deducting unamortized deferred loan costs. (See Note 13.)

     In December 2001, the Company exchanged 1,483,761 shares of its Class A Common Stock for a portion of its 05 Notes having an approximate principal value of $34,134. The conversion resulted in a non-cash pre-tax charge of $7,357, which was credited to additional paid-in capital along with accrued but unpaid interest through the exchange date. The total exchange increased common stock and additional paid-in capital by approximately $40,100 (net of unamortized deferred loan costs).

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

     During 2003, the Company issued 154,754 shares of restricted stock. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Compensation expense related to restricted stock was $326 in 2003.

A summary of activity in common and treasury stock follows:

Class A Common Stock Issued
	2003	2002	2001

Balance, January 1,	39,895,214	32,740,289	31,009,790
Exercise of stock options and other	209,098	178,838	127,784
Restricted stock issued	154,754	--	---
Employee stock purchase plan	224,752	276,133	118,954
Exchange of 05 Notes	--	3,266,850	1,483,761
Exchange of 06 Notes	--	3,433,104	--
Balance, December 31,	40,483,818	39,895,214	32,740,289

Class B Common Stock Issued
	2003	2002	2001

Balance, January 1	11,872,897	11,872,897	9,500,000
Exchange of Industrier Note	--	--	2,372,897
Balance, December 31,	11,872,897	11,872,897	11,872,897

Treasury Stock (Class A)	2003	2002	2001

Balance, January 1,	322,947	295,367	295,367
Purchases	--	27,580	--
Balance, December 31,	322,947	322,947	295,367

21.   Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading:

Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.
Interest rate agreements	Occasional	Entered into selectively to fix interest rate for specified periods on variable rate long-term debt.

     At December 31, 2003 and 2002, the Company had foreign currency contracts outstanding with a notional amount of approximately $118,487, and $132,600, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2004 and the unrealized gains and losses are not material. The Company does not account for these transactions as hedges under FAS 133.

     Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     The Company also used interest rate swaps to hedge variable interest rates, in accordance with the requirements of the 2001 Credit Facility. These swaps have been designated as cash flow hedges and are reported on the Consolidated Balance Sheet at fair value, with offsetting amounts, included in Other Comprehensive Loss on an after-tax basis in the amount of $1,954.

     Changes in the derivative fair value that are designated as effective and qualify in cash flow hedges are deferred and recorded as a component of other comprehensive income (loss) until the hedge transactions occur and are then recognized in the Consolidated Statements of Income. The ineffective portion is recognized immediately in the consolidated statement of income. As of December 31, 2003, the Company uses hedged transactions covered under FAS 133 exclusively to manage risk under variable interest rate debt. The Company has structured all existing interest rate swap agreements as 100% effective. As a result, there is no current impact to earnings resulting for hedge ineffectiveness.

     The Company currently has the following interest rate swap, classified as a cash flow hedge as of December 31, 2003:

Notional Amount	Maturity Date	Classification	Fair Value (Pre-tax)

$100,000	December 2004	Cash flow hedge	$(3,150)

     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the subordinated notes approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The fair value of the 2005 and 2006 subordinated notes is based on the bid price of the notes, which are publicly traded. The fair value of the 2011 senior notes and the 2009 subordinated notes, which are not publicly traded, have been calculated based on comparable market yields at December 31, 2003 and December 31, 2002, respectively. The estimated fair value of the subordinated notes at December 31, 2003 and 2002 was as follows:

($ in thousands)	2003	2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

5.75% Convertible Subordinated Notes due 2005	$34,207	$34,635	$34,207	$27,323

3% Convertible Senior Subordinated Notes due 2006	$147,346	$176,447	$141,204	$111,375

8.625% Senior Notes due 2011	$220,000	$224,400	N/A	N/A

12% Senior Subordinated Notes due 2009 (repaid in 2003)	N/A	N/A	$200,293	$ 215,000

22.   Stock Options and Employee Stock Purchase Plan:

     Prior to May 19, 2003, the Company's 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"), the Company granted options to key employees to purchase shares of Class A Common Stock. The maximum number of Class A shares available for grant under the Plan was 8,000,000. In addition, the Company had a Non-Employee Director Option Plan (the "Director Plan") which provided for the issue of up to 350,000 shares of Class A Common stock. The exercise price of options granted under the Plan could not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expired from three to ten years after the grant date. Generally, options were exercisable in installments of 25% beginning one year from date of grant. The Plan permitted a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 2003 are options to purchase 27,550 shares with cash appreciation rights, 15,350 of which are exercisable. If an option holder ceased to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which were not vested at the date of termination were forfeited. As of December 31, 2002, options for 1,768,423 shares were available for future grant.

     On May 19, 2003, the Company's stockholders approved the Alpharma Inc. 2003 Omnibus Incentive Compensation Plan, (the "Incentive Compensation Plan"). The Incentive Compensation Plan permits stock option grants, stock appreciation rights grants ("SARs"), annual incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance units grants, and cash awards. Upon adoption of the Incentive Compensation Plan, no additional options were granted under the previously existing plans and all shares reserved under these existing plans were returned to the Company's supply of authorized but unissued shares, not reserved for any purpose, although outstanding options granted pursuant to the previously existing plans will remain outstanding. Upon adoption, the maximum number of Class A shares available for grant under the Incentive Compensation Plan was 4,750,000 and the number of shares that were permitted to be issued for Awards other than stock options or SARS, (both with a grant price equal to at least fair market value), were not to exceed a total of 2,000,000 shares. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2003, 6,430,310 shares are available for future grant under all plans.

The table below summarizes the activity of the Plan:
	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Balance at December 31, 2000	2,213,152	$31.13	456,395	$29.81
Granted in 2001(1)	843,775	$29.25
Forfeited in 2001	(235,436)	$34.64
Exercised in 2001	(146,183)	$17.22
Balance at December 31, 2001	2,675,308	$31.00	1,125,974	$29.84
Granted in 2002(1)	2,641,204	$13.71
Forfeited in 2002	(934,589)	$31.64
Exercised in 2002	(161,588)	$16.98
Balance at December 31, 2002	4,220,335	$20.57	970,023	$30.58
Granted in 2003(1)	427,900	$17.78
Forfeited in 2003	(494,541)	$20.02
Exercised in 2003	(212,356)	$10.67
Balance at December 31, 2003	3,941,338	$20.85	1,911,398	$25.29
     All options granted in 2001, 2002 and 2003 were with exercise prices equal to fair market value of Class A stock on the date of grant.

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Expected life (years)	1 - 5	1 - 5	1 - 5
Expected future dividend yield (average)	0.98%	1.20%	.70%
Expected volatility	0.57	0.50	0.50

     The risk-free interest rates for 2003, 2002 and 2001 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2003, 2002 and 2001 amounted to 3.0%, 3.8% and 4.6%, respectively. The weighted average fair value of options granted during the years ended December 31, 2003, 2002, and 2001 with exercise prices equal to fair market value on the date of grant was $8.81, $6.13 and $13.63, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:
	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/03	Weighted Average Exercise Price

$8.54 - $14.44	1,622,220	8.07	$11.77	468,092	$11.56
$15.77 - $30.11	1,663,606	6.27	$23.36	898,650	$25.14
$30.81 - $62.56	655,512	2.97	$36.97	544,656	$37.34

$8.54 - $62.56	3,941,338	6.46	$20.85	1,911,398	$25.29

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 50% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $1,400, $1,250 and $1,100 in 2003, 2002 and 2001, respectively.

23.   Supplemental Data:

Other assets and deferred charges at December 31 include:
	2003	2002

Capitalized software cost, net of amortization	$45,417	$43,805
Deferred borrowing costs, net of amortization	11,912	20,669
Recoverable insurance claims	20	3,633
Equity investment in Wynco, net of distributions	5,971	5,893
Deferred tax assets	15,251	933
Other	17,503	14,883
	$ 96,074	$89,816

	Years Ended December 31,
	2003	2002		2001

Depreciation expense	$49,681	$44,565		$33,240
Amortization expense	$45,520	$38,967		$38,349
Interest cost incurred:
Interest expense	$59,667	$71,496	*	$45,467	*
Amortization of loan costs	3,941	4,727		6,022
Subtotal	63,608	76,223		51,489
Capitalized interest	167	1,904		2,232
Interest cost incurred	$63,775	$78,127		$53,721

Other income (expense), net:
Profit-sharing income	$9,081	$ --		$ --
Interest income	605	1,411		3,511
Foreign exchange gains (losses), net	2,467	(5,342)		(3,396)
Litigation/insurance settlements	1,200	561		2,088
Income from Wynco, carried at equity	335	1,013		846
Proceeds from sale of trademark	1,000	--		--
Investment write-off	--	---		(2,535)
Other, net	(2,249)	(573)		(1,119)
	$ 12,439	$ (2,930)		$ (605)

*    Includes interest expense from discontinued operations of $11 and $7 in 2002 and 2001, respectively.

Supplemental cash flow information:
	2003	2002	2001
Cash paid for interest (net of amount capitalized)	$54,923	$68,693	$41,637
Cash paid for income taxes (net of refunds)	$2,935	$3,116	$20,845

Other non-cash operating activities:

Undistributed earnings of equity subsidiary	$(78)	$(655)	$(381)
Stock option income tax benefits	--	--	478
Non-cash asset write-downs	--	144,756	20,300
Restricted stock amortization	326	--	--
Loss on early extinguishment of debt	6,909	1,791	3,672
Expense for exchange of convertible notes	--	47,961	6,334
	$7,157	$193,853	$30,403
Other non-cash investing activities:

Fair value of assets acquired	$ --	$ --	$866,120
Liabilities	--	--	172,472
Cash paid		--	693,648
Less cash acquired	--	--	5,759

Net cash paid	$ --	$ --	$687,889

Other non-cash financing activities:

Exchange of convertible subordinated notes into equity	$ --	$110,000	$101,984

24.   Information Concerning Business Segments and Geographic Operations:

     In 1998 the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". The Company's reportable segments are the four businesses described in Note 1, (i.e. IG, API, USHP, AH). Each business operates in a distinct business and/or geographic area.

     The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a company-wide Enterprise Resource Planning System. Eliminations include inter-segment sales. Geographic revenues represent sales to third parties by country in which the selling legal entity is domiciled. Operating assets directly attributable to business segments are included in identifiable assets (i.e. sum of accounts receivable, inventories, net property, plant and equipment and net intangible assets). Cash, prepaid expenses, and other corporate and non-allocated assets are included in unallocated. For geographic reporting long-lived assets include net property, plant and equipment and net intangibles. Segment data includes immaterial inter-segment revenues. No customer accounts for more than 10% of consolidated revenues.
	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures

2003
IG	$367,766	$29,247		$618,370	$19,297	$2,273
API	124,485	65,651		132,385	7,683	13,059

USHP**	524,666	38,931		938,689	34,960	16,538
Human Pharmaceuticals	1,016,917	133,829		1,689,444	61,940	31,870

Animal Health	295,706	20,133		407,590	16,532	3,985
Discontinued operations*	--	--		--	698	8
Unallocated	--	(39,952)		230,767	16,031	6,756
Profit-sharing income **	(9,081)	(9,081)		--	--	--
Eliminations	(6,257)	(539)		--	--	--
	$1,297,285	$ 104,390		$2,327,801	$95,201	$42,619
2002
IG	$319,633	$25,806		$554,498	$17,343	$6,627
API	83,557	38,920		106,504	6,861	10,680

USHP	507,904	66,253		999,667	32,883	21,566
Human Pharmaceuticals	911,094	130,979		1,660,669	57,087	38,873

Animal Health	321,897	(120,941)	(d)	457,593	16,075	25,850
Discontinued operations*				9,463	1,199	1
Unallocated	--	(34,095)		169,199	9,171	9,666
Eliminations	(2,229)	(154)		--	--	--
	$1,230,762	$(24,211)		$2,296,924	$83,532	$74,390

2001
IG	$257,233	$11,991	(a)	$488,053	$25,502	$9,805
API	74,419	32,182	(a)	75,629	5,890	5,955

USHP	306,436	(18,867)	(b)	1,022,706	12,241	25,174
Human Pharmaceuticals	638,088	25,306		1,586,388	43,633	40,934

Animal Health	335,256	23,638	(c)	601,601	20,844	23,518
Discontinued operations*				13,724	1,690	9
Unallocated	--	(22,995)		188,295	5,422	20,786
Eliminations	(4,058)	31		--	--	--
	$969,286	$25,980		$2,390,008	$71,589	$85,247

*   Discontinued operations included for identifiable assets depreciation and amortization and capital expenditures. Discontinued operations have been excluded for IG.

**   Profit-sharing income is included in USHP and is classified as Other income in the Consolidated Statement of Operations.

  2001 includes charges of approximately $4,300 related to the combination of management of IG and API.

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

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2003	2002	2001	2003	2002	2001

United States	$784,800	$775,000	$580,100	$924,000	$959,800	$1,096,400
Norway	85,500	71,700	63,700	77,600	82,700	67,700
Denmark	69,800	48,400	41,200	73,500	59,100	49,000
United Kingdom	115,000	109,500	93,700	195,500	178,300	163,800
Germany	79,700	66,400	60,800	148,900	126,100	107,300

Other foreign (primarily Europe)*	162,485	159,762	129,786	124,641	106,237	109,853
	$1,297,285	$1,230,762	$969,286	$1,544,141	$1,512,237	$1,594,053

* Other foreign has been adjusted to exclude discontinued operations.

25.   Selected Quarterly Financial Data (unaudited):

	First Quarter	Second Quarter(a)	Third Quarter	Fourth Quarter(b)	Full Year
2003
Total revenue	$302,237	$333,018	$315,380	$346,650	$1,297,285
Gross profit	$127,016	$140,033	$118,101	$137,329	$522,479
Net income	$7,537	$(4,095)	$1,198	$12,296	$16,936
Earnings per common share
Basic	$0.15	$(0.08)	$0.02	$0.24	$0.33
Diluted	$0.15	$(0.08)	$0.02	$0.24	$0.32

	First Quarter(d)	Second Quarter	Third Quarter	Fourth Quarter(e)	Full Year
2002
Total revenue	$270,541	$299,982	$320,094	$340,145	$1,230,762
Gross profit	$108,879	$132,289	$141,913	$142,507	$525,588
Net income	$(31,940)	$10,159	$(5,946)	$(71,934)	$(99,661)
Earnings per common share (c):
Basic	$(0.70)	$0.20	$(0.12)	$(1.40)	$(2.00)
Diluted	$(0.70)	$0.20	$(0.12)	$(1.40)	$(2.00)

  The second quarter of 2003 includes pretax loss on extinguishment/conversion of debt of $28,408, which is comprised of $22,191 of debt placement fees and $6,217 of deferred debt expense associated with the issuance of $220,000 of 8 5/8% Notes.

  The fourth quarter 2003 includes pretax charges of $8,727 related to reorganization, refocus and other actions.

  The sum of diluted loss per common share does not equal the total for the year in 2002 due to the issuance of stock in the second and fourth quarters.

  The first quarter of 2002 includes the following pre-tax charges: Exchange of convertible notes of approximately $48,000, $5,357 related to the OPB acquisition (see Note 4), reorganization, refocus and other actions of approximately $2,500, and charges related to the early extinguishment of debt in the first quarter of $727.

  The fourth quarter of 2002 includes the following pre-tax charges: Approximately $79,500 related to impairment charges under FAS 142, reorganization, refocus and other actions of approximately $49,300 and $3,176 related to the write-off of deferred loan costs incurred in connection with a reduction in the company's lines of credit.

26.     Subsequent Event - Change in Equity Investment

     On January 7, 2004, the Company purchased the remaining 50% interest in Wynco, LLC ("Wynco"), an Animal Health product distribution company, that it did not previously own. The purchase price was $4,331, approximately $900 of which is payable over three years, beginning on December 31, 2004. In connection with the acquisition, the Company assumed debt of approximately $6,677. The investment was previously recorded in accordance with the equity method, with the original 50% interest included in the Company's Consolidated Statement of Operations. As of the date of purchase, the Company will consolidate the results of Wynco in the Consolidated Statement of Operations and include all related assets and liabilities in the Consolidated Balance Sheet. Wynco 2003 revenues and operating income were $84,600 and $1,300, respectively. Wynco results include approximately $11,600 derived from the purchase of products from the Company under an exclusive sales agency arrangement, and approximately $1,300 derived from commissions for distribution of the Company's products. In March 2004, the Company entered into an agreement to sell its 100% interest in this distribution company, subject to normal closing conditions. The Company expects to approximately break even on the sale.

27.      Guarantor and Nonguarantor Condensed Consolidated Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the consolidating balance sheet as of December 31, 2003 and December 31, 2002 and the related statements of operations and cash flows for the twelve months ended December 31, 2003 and 2002 for:
•	Alpharma Inc., the parent;
•	The guarantor subsidiaries;
•	The nonguarantor subsidiaries; and
•	The Company on a consolidated basis.

     The information includes elimination entries necessary to consolidate Alpharma Inc., the parent, with guarantor and nonguarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$(3,372)	$5,105	$56,890	$--	$58,623
Accounts receivable, net	44,293	114,798	99,380	--	258,471
Inventories	75,732	113,240	127,405	(8,567)	307,810
Prepaid expenses and other	14,284	40,408	8,645	3,283	66,620
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,002,901	940,145	1,142,180	(4,085,226)	--
Total current assets	2,133,838	1,213,696	1,434,500	(4,090,510)	691,524

Property, plant & equipment, net	117,751	165,404	198,399	--	481,554
Goodwill	4,912	405,619	303,105	(2,657)	710,979
Intangible assets, net	49,318	179,714	118,638	--	347,670
Investment in subsidiaries	331,762	515,779	--	(847,541)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	35,708	12,231	48,135	--	96,074
Total assets	$2,673,289	$2,492,443	$2,102,777	$(4,940,708)	$2,327,801

Current liabilities:
Short term debt	$--	$9,500	$---	$--	$9,500
Long term debt, current portion	--	23,660	1,747	--	25,407
Accounts payable and accrued expenses	66,139	114,214	106,198	--	286,551
Accrued and deferred income taxes	16,108	1,930	14,205	--	32,243
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,086,637	1,846,492	1,152,097	(4,085,226)	--
Total current liabilities	1,168,884	1,995,796	1,274,247	(4,085,226)	353,701

Long term debt:
Senior	220,000	348,909	31,787	--	600,696
Convertible subordinated notes	181,553	--	--	--	181,553
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	14,175	--	24,508
Other non-current liabilities	5,166	1,481	25,604	--	32,251

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,092	--	--	--	8,092
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,059,104	12,605	491,137	(503,742)	1,059,104
Deferred stock cost	(2,667)	--	--	--	(2,667)
Retained earnings	(20,181)	85,913	187,792	(273,705)	(20,181)
Accumulated other comprehensive loss	95,784	--	78,035	(78,035)	95,784
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,135,092	98,518	756,964	(855,482)	1,135,092
Total liabilities & stockholders' equity	$2,673,289	$2,492,443	$2,102,777	$(4,940,708)	$2,327,801

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

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$318,661	$508,736	$588,735	$(118,847)	$1,297,285
Cost of sales	215,085	340,351	338,217	(118,847)	774,806
Gross profit	103,576	168,385	250,518	--	522,479
Selling, general and administrative expenses	97,227	140,666	180,521	--	418,414
Operating income (loss)	6,349	27,719	69,997	--	104,065
Interest expense	(56,046)	(5,102)	(2,460)	--	(63,608)
Other income (expense), net	(27,502)	29,264	(23,978)	--	(22,216)
Equity in earnings of subsidiaries	80,974	36,406	--	(117,380)	--
Income before taxes	3,775	88,287	43,559	(117,380)	18,241
Provision (benefit) for income taxes	13,161	(7,313)	(7,153)	--	(1,305)
Net income (loss)	$16,936	$80,974	$36,406	$(117,380)	$16,936

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

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003
(in thousands)
	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 64,043	$40,577	$58,347	$ --	$162,967
Investing Activities
Capital expenditures	(7,329)	(16,554)	(18,736)	--	(42,619)
Proceeds from sale of property	2,355	--	--	--	2,355
Purchase of businesses & intangibles, net of cash required	(2,093)	(84)	(3,075)	--	(5,252)
Net cash used in investing activities	(7,067)	(16,638)	(21,811)	--	(45,516)
Financing Activities:
Increase (decrease) in short-term debt	--	(10,500)	27	--	(10,473)
Reduction of senior long-term debt	(319,789)	(2,499)	(1,676)	--	(323,964)
Proceeds from senior long-term debt	248,000	--	--	--	248,000
Proceeds from issuance of stock	11,321	--	--	--	11,321
Change in long-term intercompany rec/pay	8,456	(8,456)	--	--	--
Change in investment in subsidiaries	--	--	--	--	--
Change in intercompany dividends	--	--	--	--	--
Change in treasury stock	--	--	--	--	--
Payment of debt issuance costs	(576)	--	--	--	(576)
Dividends paid	(9,320)	--	--	--	(9,320)
Net cash provided by (used in) financing activities	(61,908)	(21,455)	(1,649)	--	(85,012)
Net cash flows from exchange rate changes	--	--	2,221	--	2,221
Increase (decrease) in cash	(4,932)	2,484	37,108	--	34,660
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	(3,372)	5,105	56,890	--	58,623

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