Form 10-Q
period 2004-03-31
ALPHARMA INC
filed 2004-05-12
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended March 31, 2004	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 30, 2004:
Class A Common Stock, $.20 par value -- 40,487,913 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of March 31, 2004 and December 31, 2003	3
	Consolidated Statement of Operations for the Three Months Ended March 31, 2004 and 2003	4
	Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003	5
	Notes to Consolidated Condensed Financial Statements	6 - 27
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28 - 35
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	35 - 36
PART II. Item 1	OTHER INFORMATION Legal Proceedings	37
Item 6	Exhibits and Reports on Form 8-K	37
	Signatures	38

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	March 31, 2004	December 31, 2003 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$47,688	$ 58,623
Accounts receivable, net	204,305	258,471
Inventories	304,627	309,277
Prepaid expenses and other current assets	72,256	66,620
Total current assets	628,876	692,991

Property, plant and equipment, net	473,598	481,554
Goodwill	710,623	710,979
Intangible assets, net	335,118	347,670
Other assets and deferred charges	84,592	96,074

Total assets	$2,232,807	$2,329,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$21,968	$ 25,407
Short-term debt	--	9,500
Accounts payable	107,473	122,780
Accrued expenses	170,266	170,108
Accrued and deferred income taxes	26,246	30,476
Total current liabilities	325,953	358,271

Long-term debt:
Senior	546,057	600,696
Convertible subordinated notes	183,158	181,553
Deferred income taxes	28,228	24,508
Other non-current liabilities	30,285	32,251
Commitments and contingencies (see Note 12)

Stockholders' equity:
Class A Common Stock	8,184	8,092
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,065,759	1,059,104
Unearned compensation	(7,374)	(2,667)
Accumulated deficit	(28,782)	(23,284)
Accumulated other comprehensive income	86,379	95,784
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,119,126	1,131,989
Total liabilities and stockholders' equity	$2,232,807	$2,329,268

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003 (Restated)

Total revenue	$311,661	$302,237
Cost of sales	193,667	175,716
Gross profit	117,994	126,521
Selling, general and administrative expenses	98,956	84,188
Research and development	15,697	14,705
Operating income	3,341	27,628
Interest expense and amortization of debt issuance costs	(14,495)	(16,962)
Loss on extinguishment of debt	(861)	(692)
Other income (expense), net	7,711	689
Income (loss) from continuing operations before income taxes	(4,304)	10,663
Provision (benefit) for income taxes	(1,162)	2,920
Income (loss) from continuing operations	(3,142)	7,743

Loss on discontinued operations, net	--	(510)

Net income (loss)	$(3,142)	$7,233

Earnings per common share:
Basic
Income (loss) from continuing operations	$(0.06)	$0.15
Loss from discontinued operations	--	$(0.01)
Net income (loss)	$(0.06)	$ 0.14
Diluted
Income (loss) from continuing operations	$(0.06)	$0.15
Loss from discontinued operations	--	$(0.01)
Net income (loss)	$(0.06)	$ 0.14

Dividends per common share	$0.045	$0.045

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2004	2003 (Restated)
Operating Activities:
Net income (loss)	$ (3,142)	$ 7,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,798	23,655
Amortization of loan costs	754	1,292
Interest accretion on convertible debt	1,605	1,795
Other non-cash items	3,603	--
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	52,927	(3,447)
Decrease (increase) in inventory	2,605	(6,095)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(18,131)	2,291
(Increase) in prepaid expenses	(5,772)	(1,905)
Other, net	2,938	(4,741)
Net cash provided by operating activities	61,185	20,078

Investing Activities:
Capital expenditures	(7,774)	(7,002)
Purchase of intangible assets	(275)	(479)
Purchase of Wynco	(12,857)	--
Proceeds from sale of Wynco	17,000	--
Net cash used in investing activities	(3,906)	(7,481)

Financing Activities:
Dividends paid	(2,356)	(2,316)
Reduction of senior long-term debt	(56,955)	(41,221)
Net (reduction) advances under lines of credit	(9,500)	30,374
Proceeds from issuance of common stock	1,504	248
Net capital contribution of parent	--	2,267
Net cash used in financing activities	(67,307)	(10,648)

Net cash flows from exchange rate changes	(907)	(1,411)

Increase (decrease) in cash	(10,935)	538
Cash and cash equivalents at beginning of year	58,623	23,963	*
Cash and cash equivalents at end of period	$47,688	$24,501

*Includes $91 of cash included in discontinued operations.

See notes to the consolidated condensed financial statements.

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2003 Annual Report on Form 10-K and Footnote 1A which details the restatement required of the Form 10-K. The reported results for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Stock Options and Employee Stock Purchase Plan

     At March 31, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003

Net income (loss), as reported	$(3,142)	$ 7,233
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	333	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,308	1,568

Pro forma net income (loss)	$(4,117)	$5,665

Earnings (loss) per share:
Basic-as reported	$(0.06)	$0.14
Basic-pro forma	$(0.08)	$0.11

Diluted-as reported	$(0.06)	$0.14
Diluted-pro forma	$(0.08)	$0.11

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2004	2003

Expected life (years)	1 - 5	1 - 5
Expected future dividend yield (average)	0.88%	1.08%
Expected volatility	0.58	0.60

     The risk-free interest rates for 2004 and 2003 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2004 and 2003 amounted to 2.9%. The weighted average fair value of options granted during the quarters ended March 31, 2004 and 2003 with exercise prices equal to fair market value on the date of grant was $9.36 and $8.42, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit has a potential value between zero and $200. In February 2004, approximately 87,572 performance units were granted under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2006. In accordance with SFAS 5, "Accounting for Contingencies", the future outcome of the Company's performance measured against peer companies is undeterminable, and therefore the Company has not established a reserve for potential future costs. The potential costs would be $8,757 in 2006 if 100% of target is achieved, and potentially up to $17,514 upon exceeding target. If the Company had made the computation as of March 31, 2004, the liability would be zero.

1A. Financial Statement Restatement

      The Company plans to restate its Consolidated Financial Statements for the year ended December 31, 2003 and its interim quarterly information for that year, to adjust the previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract. The contract was the subject of an Amendment and Letter of Intent (the "A/LOI") entered into in January 2003 and effective January 1, 2003. The A/LOI included higher minimum purchase commitments for the Company and required the vendor to invoice Alpharma for product purchased subsequent to its effective date at a reduced price from that prevailing in the previous supply contract. The terms of the A/LOI, including the minimum purchase commitments and the reduced pricing were, however, subject to the successful negotiation and execution of a final agreement. To the extent a final agreement was not reached, the A/LOI provided that either party could terminate the agreement and, upon such termination, the vendor could retroactively invoice the Company for inventory purchases since January 1, 2003, at the higher previous supply contract price.

      During 2003, the Company purchased quantities sufficient to satisfy the minimum purchase commitments of the A/LOI, the vendor invoiced the Company at the lower A/LOI prices and, the Company recorded inventory purchases at the lower invoiced prices. However, no final agreement on a new vendor supply agreement was reached.

After further review of the terms of the A/LOI, the Company has concluded that, for accounting purposes, the termination provisions in the A/LOI were such that, the realization of the lower prices in the A/LOI was contingent upon the execution of a final agreement. Accordingly, the Company should have been recording its 2003 inventory purchases and the resulting cost of sales at the higher, previous supply contract prices.

      The restatement reflects the difference between the higher prices in the previous supply contract and the lower A/LOI prices that were invoiced by the vendor throughout 2003. The restatement results in increased cost of sales for the year ended December 31, 2003 and inventory at December 31, 2003 of $4,870 and $1,467, respectively, with a corresponding increase in accrued expenses at December 31, 2003 of $6,337. During 2004, the Company continues to purchase product from this vendor and has recorded these purchases at the higher previous supply contract price.

     In March 2004, in accordance with the terms of the A/LOI, the Company notified the vendor that, due to the failure of the parties to move toward a definitive agreement, it was exercising its notification right to terminate the supply agreement. In response to this notification, in March 2004, the vendor invoiced Alpharma approximately $6,400 for the price difference between the A/LOI and the previous supply contract for all 2003 purchases. In spite of this, the Company and the vendor have continued to negotiate in earnest towards a new supply agreement. As a part of these negotiations, the Company reasserted its belief that it had performed all its obligations under the A/LOI for the year 2003. On April 30, 2004, the vendor confirmed this understanding in writing with regard to minimum quantities and advised the Company it had been paid in full for all 2003 purchases and that the $6,400 invoice for 2003 purchases may be disregarded.

     The Company will determine the accounting for the $6,337 price differential that was recorded in accrued expenses at December 31, 2003, at the time it either completes its current negotiations for a new supply contract or when it has ceased doing business with the vendor. If the Company enters into a final agreement or a new supply agreement with the vendor, the price differential would be amortized over the units purchased under the agreement, which is analogous to the accounting for an up-front payment in Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." If the Company does not enter into a final agreement with the vendor and ceases its current supply arrangement, the price differential would be recognized in income at that time, which is analogous to the accounting for a gain contingency in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

     The restatement will lower previously reported gross profit, tax provision, net income, and diluted EPS as follows:

(Reduction)
	Three months ended,				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,

Gross profit	$(495)	$(1,188)	$(1,457)	$(1,730)	$(4,870)
Tax provision (benefit)	$(191)	$(458)	$(561)	$(557)	$(1,767)
Net (loss) income	$(304)	$(730)	$(896)	$(1,173)	$(3,103)

Effect on diluted net income (loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Previously reported diluted net income (loss) per share	$0.15	$(0.08)	$(0.02)	$0.27	$0.32

      A summary of the effects of the restatement on the accompanying balance sheet as of December 31, 2003 (presumes auditing of restatement is completed) and unaudited statement of income for the three-month period ended March 31, 2003 follows:
	December 31, 2003
	Reported	Restated
Accounts receivable	$ 258,471	$ 258,471
Inventory	307,810	309,277
Other current assets	125,243	125,243
Current assets	691,524	692,991
Non current assets	1,636,277	1,636,277
Total assets	$2,327,801	$2,329,268

Current Liabilities	$ 353,701	$ 358,162
Long-term debt	782,245	782,245
Deferred taxes and other	56,759	56,759
Retained earnings (deficit)	(20,181)	(23,175)
Other stockholders' equity	1,155,277	1,155,277
Total liabilities and equity	$2,327,801	$2,329,268

	Three months Ended March 31, 2003
	Reported	Restated
Total revenue	$ 302,237	$ 302,237
Cost of sales	175,221	175,716
Gross profit	127,016	126,521
Operating expenses	98,893	98,893
Operating Income	28,123	27,628
Interest expense	(16,962)	(16,962)
Other, net	(3)	(3)
Income (loss) from continuing operations before provision for income taxes	11,158	10,663
Provision (benefit) for income taxes	3,111	2,920
Net income (loss) from continuing operations	8,047	7,743
Loss from discontinued operations	(510)	(510)
Net income (loss)	$ 7,537	$ 7,233
Earning per basic common share; Income (loss) from continuing operations	$ 0.16	$ 0.15
Earnings per diluted common share; Income (loss) from continuing operations	$ 0.16	$ 0.15

2.     Liquidity and Capital Resources

       In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") on a rolling four quarter basis is important to many of these tests. Certain of these covenants became more restrictive as of December 31, 2003 and will become more restrictive at March 31, 2005. The Company is in compliance with these covenants as of March 31, 2004.

       Continued compliance with these financial covenants in 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $235,000 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at March 31, 2004 were $568,025 and $751,183, respectively, compared to $635,603 and $817,156, respectively, at December 31, 2003.

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2004 has been negatively affected by corrective actions in two of U.S. Human Pharmaceutical's plants. Compliance costs of $1,111 have been incurred in the quarter, related to external consultants as a result of the Company's response to FDA Form 483's issued for the Company's Baltimore (liquids) and Elizabeth (solid dose) plants. In addition, the corrective action plans have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant, production delays and interruptions at the Elizabeth plant, and no new product introductions during 2003 or through March 31, 2004, from either plant.
      The Company plans to complete the major elements of the FDA compliance enhancement plan in Elizabeth by mid 2004, with the remainder by March 2005. New solid dose product launches are currently on hold pending FDA's validation of the facility's progress. The Company expects to complete substantially all of the FDA compliance enhancement plan in Baltimore by the end of 2004. While the Company has received no indications from FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon ongoing discussions with the respective Baltimore and New Jersey Districts of the FDA. (See Note 12 for further details.)

      During most of 2003, the Company's most restrictive debt covenant was total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.00 to 1.00 at March 31, 2004 to a required maximum ratio of 3.50 to 1.00 at March 31, 2005. The Company remained in compliance with all its debt covenants at March 31, 2004, with approximately $30,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio.

      The Company developed its business and financial plan for 2004 and has evaluated its flexibility in complying with each of the financial covenants as part of this process. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. In December 2003, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to sell certain assets, provides for additional flexibility in the timing and application of certain financial ratio tests, and permits exclusions of certain restructuring charges and gains and losses on potential divestitures of assets and businesses from the calculation of EBITDA. Options include:

• Continued aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures were $8,049 for the quarter ended March 31, 2004 compared to $7,481 for the quarter ended March 31, 2003.

• Continue to reduce operating costs. In the first quarter of 2004, the Company reviewed its overall business cost structure, which resulted in a reduction in workforce at each of its segments. As a result, the Company recorded a pre-tax charge of approximately $5,766 related to this action. The Company is evaluating other actions to reduce its cost base throughout 2004 and beyond.

• Continue to sell certain assets. In the first quarter of 2004, the Company bought the outstanding 50% of its Wynco joint venture and resold it within the first quarter generating approximately $4,000 of incremental cash. The Company has engaged investment bankers to explore the possible sale of certain other assets.

The potential divesture of significant assets and businesses are in the preliminary stages and none are subject to formal agreements. It is possible that, if completed, certain of the divestitures could result in losses of up to $100,000. In addition, the potential divestitures could be dilutive to the Company's continuing earnings per share. There is no guarantee any divestiture will be completed. Due to its improved liquidity, the Company is not under any financial pressure to accept any offer that is not in its long-term interests.

• Reduce subordinated convertible debt by issuing common stock. At March 31, 2004, the Company has $183,158 of convertible Subordinated Notes outstanding that can be retired by the exchange of common stock with approximately the same fair value.

The Company is required to repay or retire $24,200 of its 5 3/4% convertible debentures by October 2004. The Company is presently planning for this requirement and expects to be successful in meeting it.

• Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at March 31, 2004 the amount outstanding was $316,000 (a reduction of $306,000). In the fourth quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges of up to $10,000 from EBITDA and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions. In May 2004, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to issue up to $200,000 of senior subordinated notes to, in part, refinance the existing convertible notes or prepay debt securities in an amount up to $30,000, to prepay a local currency mortgage secured loan of approximately $32,000, modify the requirements to prepay debt facilities with proceeds from the potential sale of certain assets/businesses, allow for certain covenant add-backs associated with gabapentin inventory and other minor items. The Company believes that its performance in the reduction of the loan, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions, it will take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance throughout 2004.

3.      Inventories

     Inventories consist of the following:
	March 31,	December 31,
	2004	2003

Finished product	$148,443	$163,141
Work-in-process	55,158	64,503
Raw materials	101,026	81,633
	$304,627	$309,277

     Included in the March 31, 2004 amounts are raw materials totaling approximately $3,206 related to a product that is subject to regulatory approval and litigation. At March 31, 2004, and December 31, 2003, $16,302 and $12,498, respectively, of raw materials previously included in inventories have been reclassified to prepaid expenses and other, as the cost of the raw materials will be recoverable upon receipt of replacement inventory. Upon receipt, the raw materials will be reclassified as inventory. (See Note 12 for additional information.)

4.      Long-Term Debt

Long-term debt consists of the following:
	March 31,	December 31,
	2004	2003
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$ 69,563	$ 85,603
Term B	246,414	285,766
	315,977	371,369

8.625% Senior Notes due 2011	220,000	220,000
Industrial Development Revenue Bonds	--	1,200

Denominated in Other Currencies	32,048	33,534
Total senior long-term debt	568,025	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	148,951	147,346
5.75% Convertible Subordinated Notes due 2005	34,207	34,207
Total subordinated debt	183,158	181,553

Total long-term debt	751,183	807,656
Less, current maturities	21,968	25,407
	$729,215	$782,249

     The Company prepaid $50 million of the Term A and Term B loans in the first quarter of 2004. In the first quarter of 2003, the Company paid $35 million of the Term A and Term B loans by drawing on the revolving credit facility. As a result, the Company recognized pre-tax charges of $861 and $692 in the first quarter of 2004 and 2003, respectively, as a loss on extinguishment of debt.

     The 2001 Credit Facility has several financial covenants including a total debt to EBITDA ratio, senior debt to EBITDA, fixed charge coverage ratio and an interest coverage ratio. In December 2003, an amendment was approved which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges of up to $10,000 from EBITDA and the required net worth definitions and amended the leverage ratios to delay the timing of further covenant restrictions (see Note 2).

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended
	March 31,
	2004	2003
Average shares outstanding -- basic	51,894	51,447
Stock options	--	331
Average shares outstanding -- diluted	51,894	51,778

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended March 31, 2004, stock options had an anti-dilutive effect and therefore stock options to purchase approximately 4,100,000 shares were not included in the diluted EPS calculation. For the three months ended March 31, 2003, stock options to purchase approximately 2,300,000 shares were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares.

     The following table summarizes stock options not include included in the computation of diluted EPS:
	Three Months Ended March 31,
	2004	2003
Excluded due to option price greater than market value	1,710	2,266
Excluded due to anti-dilution	2,402	--

     The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable. For all periods presented, the effects of the 05 and 06 Notes (convertible into 1,196,310 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was anti-dilutive. The numerator for the calculation of basic and diluted EPS is net income (loss) for all periods.

6.   Goodwill and Intangible Assets:

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense for the years 2004 through 2008 is currently estimated to be approximately $35,300, $33,600, $30,900, $29,300 and $28,400, respectively.

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

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2003	$347,670

Additions	275
Amortization	(8,829)
Translation adjustment	(1,493)
Write-off of intangibles on sale	(2,206)
Impairments	(299)

Balance, March 31, 2004	$335,118

Accumulated amortization, March 31, 2004	$154,484

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended March 31, 2004, are as follows:
	IG	API	USHP	AH	Total
Balance December 31, 2003	$298,450	$5,906	$406,623	$ --	$710,979
Foreign exchange translation	(182)	(174)	--	--	(356)

Balance March 31, 2004	$298,268	$5,732	$406,623	$ --	$710,623

     As required in the fourth quarter of 2003, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. This assessment will be conducted as required in the fourth quarter of 2004 or if interim events or circumstances warrant.

7.    Reorganization, Refocus and other Actions

     The Company has substantially completed its reorganization and refocus efforts. The Company has only included severance related to specific programs as management actions. Other severance charges not related to specific programs are not segregated from normal operations. The following table presents cash activity in the severance and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2003	$10,371	$13,637
Charges	--	--
Adjustments	(41)	(324)
	10,330	13,313

Payments	(3,381)	(992)

Translation adjustments	(132)	65

Balance, March 31, 2004	$6,817	$12,386

     The liabilities for accrued severance as of March 31, 2004 are reflected in accrued expenses. The Company expects to settle these liabilities, the majority of which related to 2003, over the next fifteen months, in cash.

     The liabilities for other closure and exit costs as of March 31, 2004 primarily relate to demolition costs, payment related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next fifteen months.

8.    Pension Plans and Postretirement Benefits:

U.S.:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2004	2003	2004	2003
Service cost	$1,136	$996	$21	$25
Interest cost	758	652	53	56
Expected return on plan assets	(652)	(440)	--	--
Net amortization of transition obligations	2	8	1	1
Amortization of prior service cost	(17)	(20)	(31)	(31)
Recognized net actuarial (gain) loss	147	142	23	28
Net periodic benefit cost	$1,374	$1,338	$ 67	$ 79

     Employer contributions primarily include those amounts contributed directly to, or paid directly from, plan assets. The Company expects to contribute approximately $4,300 to the U.S. pension plans in 2004. Through the first quarter, no contributions have been made.

Europe:

     The net periodic benefit costs for the Company's pension plans are as follows:
	For the Three Months Ended March 31,
	2004	2003
Service cost	$1,338	$1,241
Interest cost	1,038	1,012
Expected return on plan assets	(807)	(695)
Amortization of transition obligation	146	2
Amortization of prior service cost	27	67
Recognized net actuarial loss	61	106
Net periodic benefit cost	$1,803	$1,733

     The Company expects to contribute approximately $5,000 to the European pension plans in 2004.

9.     Sale of Subsidiary:

     On January 7, 2004, the Company purchased the outstanding 50% interest in its joint venture, Wynco, LLC ("Wynco"), an Animal Health distribution company. The purchase price was $4,331, approximately $900 of which is payable over three years, beginning on December 31, 2004. In connection with the acquisition, the Company assumed debt of approximately $6,677. The investment was previously recorded in accordance with the equity method, with the original 50% interest included in the Company's Consolidated Statement of Operations. As of the date of purchase, the Company consolidated the results of Wynco in the Consolidated Statement of Operations and included all related assets and liabilities in the Consolidated Balance Sheet. Wynco first quarter 2004 revenues and operating losses were $19,169 and ($111), respectively. The Company considered this an immaterial acquisition.

     On March 30, 2004, the Company sold its 100% interest in this distribution company for $17,000. In connection with the sale, the Company recognized a charge of $1,090 related to an intangible asset previously held. Excluding this charge, the Company recognized a loss on the sale of $210. As part of the transaction, the Company entered into an Agency and Distribution Agreement and Logistics Services Agreement with the buyer.

10.      Supplemental Data
	Three Months Ended
	March 31,
	2004	2003
Other income (expense), net:
Profit-sharing income	$8,137	$ --
Write-off of intangibles on sale of Wynco	(1,090)	--
Loss on sale of Wynco	(210)	--
Interest income	125	126
Foreign exchange gains (losses), net	961	(419)
Litigation/Insurance settlements	--	1,200
Income from Wynco, carried at equity	--	20
Other, net	(212)	(238)
	$7,711	$ 689
Interest expense and amortization of debt costs:

Interest expense	$(13,741)	$(15,670)
Amortization of debt issuance costs	(754)	(1,292)
	$(14,495)	$(16,962)
Supplemental cash flow information:

Other non-cash operating activities:

Non-cash asset write-downs	$1,977	$ --
Write-off of intangibles on sale of Wynco	1,090	--
Amortization of restricted shares	536	--
	$3,603	$ --

Cash paid for interest	$6,285	$7,269
Cash paid (refunded) for income taxes, net	$(2,043)	$5,577

11.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(12,547) and $12,061 for the three months ended March 31, 2004 and 2003, respectively.

      The components of accumulated other comprehensive income for the Company include:
	Quarter Ended
	March 31, 2004	December 31, 2003

Cumulative translation adjustment	$88,230	$98,021
Minimum pension liability, net	(283)	(283)
Unrealized losses on derivative contracts, net	(1,568)	(1,954)
	$86,379	$95,784

12.      Contingent Liabilities and Litigation

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

     During 2001, 2002, 2003 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth, respectively. The 483 Reports recorded observed deviations from, primarily, cGMPs.

     The 2001 inspection at Baltimore resulted in an assertion by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has not formally commented on the Company's corrective action plan, which is still being implemented throughout the facility. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report detailing plant deficiencies. While the FDA has not indicated to the Company its position as to any of the items set forth on this February 2004 483 Report, the number and scope of the comments has declined significantly from the Report received in August 2002. The Company expects to continue upgrading plant procedures at the Baltimore plant in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was reduced in several increments during 2002 and 2003. The possible effect of this reduced production has been incorporated into the Company's 2004 outlook.

     Between November, 2002 and January, 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received an FDA 483 Report on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The Company originally anticipated completion of these actions on or about the end of 2003. However, the FDA performed a follow-up inspection in late 2003 and issued another 483 Report in December 2003 alleging continued deficiencies in compliance with FDA regulations. As a result the Company now anticipates completion of a significant portion of its corrective actions in mid 2004, with the remainder by March 2005. Certain product recalls were included in the original corrective action plan which were completed in 2002 and 2003. As a result of this most recent FDA inspection, the Company's pending requests for new product approvals involving manufacturing at the Elizabeth plant have been withheld.

     The estimated total external consultant costs of the Baltimore and Elizabeth corrective actions is approximately $8,000 for 2004. In addition, the Company has added significant internal personnel (largely quality and laboratory personnel) at both Elizabeth and Baltimore.

     While the Company has received no indications from FDA, the total cost and timing of both the Baltimore and Elizabeth corrective action plans are subject to change based upon ongoing discussions with the respective Baltimore and New Jersey Districts of the FDA.

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

     On April 14, 2004, Apotex (formerly known as Torpharm) filed another lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and again challenging the Company's eligibility to exclusivity.

     In anticipation of the launch of gabapentin, in 1999 the Company entered into a supply agreement with Plantex USA Inc. (a subsidiary of Teva Pharmaceutical Industries, Ltd ("Teva"), the manufacturer of the gabapentin active pharmaceutical ingredient (the "GAPI") under which the Company has acquired GAPI inventory. Subsequently, in April 2004, the Company entered into an agreement with Teva which provides for Teva to share a portion of the Company's potential patent litigation risks regarding the launch of gabapentin and permits Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. Additionally, the agreement provides for certain payments to the Company based on Teva's sales during the exclusivity period and includes certain obligations for the supply and purchase of GAPI. In return, the Company will make certain payments to Teva based on the Company's net sales from gabapentin. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the GAPI, and may incur a charge to write-down GAPI to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $75,000 based on the supply agreement. As of March 31, 2004, the Company had paid approximately $20,000 in partial payment of GAPI inventory.

     On May 11, 2004, Pfizer filed a citizen's petition with the FDA requesting that the FDA refrain from granting final marketing approval to Teva until the Company's exclusivity has expired. Assuming the Company enjoys a period of market exclusivity, the petition seeks to prevent the Company form permitting Teva to launch gabapentin during the time in which the Company has exclusivity. The FDA has not yet responded to this petition.

     The Company is one of multiple defendants in a lawsuit brought by the Massachusetts Attorney General alleging Medicaid fraud in connection with the manner in which the Company establishes and applies the "average wholesale price" for its various drugs. In addition four other state Attorneys General have given the Company notice that said agencies are investigating what appear to be similar claims. The Company believes that its practices in this regard are reasonable, proper and fully within standard industry norms.

     The Federal Trade Commission is undertaking a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company (i) renounced its 180 day Waxman-Hatch marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments from Perrigo. The FTC has completed deposition and document discovery. The FTC staff is presently preparing its recommendation.

     The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce litter that contains a high level of arsenic. The suit further alleges that this litter, when used as agricultural fertilizer by the chicken farmer, causes cancer in the plaintiffs (who allegedly live in close proximity to such farm fields). In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and therefore has not had the opportunity to form a view on the plaintiff's allegations. Worldwide sales of this product were approximately $24,000 in 2003.

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

13.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 23% of the total outstanding common stock as of March 31, 2004. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

     Effective January 1, 2004, the Company and ALI entered into a new administrative service agreement whereby the Company provides management services and rents space to ALI. The agreement provides for payment of a fixed yearly fee of approximately $146. This agreement was approved by the Company's Audit and Corporate Governance Committee.

14.     Business Segment Information

      The Company's businesses are organized in four reportable segments as follows; International Generics ("IG"), Active Pharmaceutical Ingredients ("API"), U.S. Human Pharmaceuticals ("USHP"), and Animal Health ("AH"). Segment data includes immaterial inter-segment revenues which are eliminated in the consolidated accounts. No customer accounts for more than 10% of consolidated revenues.

      The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a company-wide Enterprise Resource Planning System.

	Three Months Ended March 31,
	2004	2003	2004	2003
	Revenues		Operating Income

IG	$90,768	$83,602	$3,407	$7,726
API	33,706	30,786	18,330	16,849
USHP*	113,641	124,092	(4,387)	10,379
Total Human Pharmaceuticals	238,115	238,480	17,350	34,954

Animal Health	84,492	66,989	4,196	2,645
Elimination of profit-sharing income*	(8,137)	--	(8,137)	--
Unallocated and other eliminations	(2,809)	(3,232)	(10,068)	(9,971)
	$311,661	$302,237	$ 3,341	$27,628

* Profit-sharing income is included in USHP and is classified as Other income in the Consolidated Statement of Operations. USHP operating income has been restated for the three months ended March 31, 2003. (See Note 1A.)

15.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the Consolidating Balance Sheet as of March 31, 2004 and December 31, 2003 and the related Statements of Operations and Cash Flows for the quarters ended March 31, 2004 and 2003 for:
•	Alpharma Inc., the parent;
•	The guarantor subsidiaries;
•	The nonguarantor subsidiaries; and
•	The Company on a consolidated basis.

     The information includes elimination entries necessary to consolidate Alpharma Inc., the parent, with guarantor and nonguarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations. The guarantor subsidiaries for the Balance Sheet as of December 31, 2003 and related Statements of Operations and Cash Flows for the quarter ended March 31, 2003 have been restated. (See Note 1A.) The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of March 31, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 5,146	$ 3,234	$39,308	$ --	$47,688
Accounts receivable, net	30,304	75,542	98,459	--	204,305
Inventories	68,587	111,456	134,544	(9,960)	304,627
Prepaid expenses and other	5,485	53,162	9,784	3,825	72,256
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,322,342	718,289	1,552,196	(3,592,827)	--
Total current assets	1,431,864	961,683	1,834,291	(3,598,962)	628,876

Property, plant & equipment, net	115,619	162,552	195,427	--	473,598
Goodwill	4,803	405,619	302,749	(2,548)	710,623
Intangible assets, net	47,465	174,388	113,265	--	335,118
Investment in subsidiaries	326,909	490,222	--	(817,131)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	33,235	6,078	45,279	--	84,592
Total assets	$1,959,895	$2,200,542	$2,491,011	$(4,418,641)	$2,232,807

Current liabilities:
Short term debt	$ -	$ --	$ --	$ --	$ --
Long term debt, current portion	--	20,280	1,688	--	21,968
Accounts payable and accrued expenses	58,837	120,731	98,170	1	277,739
Accrued and deferred income taxes	13,332	(3,887)	16,801	--	26,246
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	397,682	1,648,223	1,546,922	(3,592,827)	--
Total current liabilities	469,851	1,785,347	1,663,581	(3,592,826)	325,953

Long term debt:
Senior	220,000	295,697	30,360	--	546,057
Convertible subordinated notes	183,158	--	--	--	183,158
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	51,325	14,309	--	28,228
Other non-current liabilities	5,166	1,044	24,075	--	30,285

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,184	--	--	--	8,184
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,065,759	12,716	489,382	(502,098)	1,065,759
Retained earnings	(36,156)	54,414	201,057	(255,471)	(36,156)
Accumulated other comprehensive loss	86,379	(1)	68,247	(68,246)	86,379
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,119,126	67,129	758,686	(825,815)	1,119,126
Total liabilities & stockholders' equity	$1,959,895	$2,200,542	$2,491,011	$(4,418,641)	$2,232,807

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$(3,372)	$5,105	$56,890	$--	$58,623
Accounts receivable, net	44,293	114,798	99,380	--	258,471
Inventories	75,732	114,707	127,405	(8,567)	309,277
Prepaid expenses and other	14,284	40,408	8,645	3,283	66,620
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,002,901	940,145	1,142,180	(4,085,226)	--
Total current assets	2,133,838	1,215,163	1,434,500	(4,090,510)	692,991

Property, plant & equipment, net	117,751	165,404	198,399	--	481,554
Goodwill	4,912	405,619	303,105	(2,657)	710,979
Intangible assets, net	49,318	179,714	118,638	--	347,670
Investment in subsidiaries	328,659	515,779	--	(844,438)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	35,708	12,231	48,135	--	96,074
Total assets	$2,670,186	$2,493,910	$2,102,777	$(4,937,605)	$2,329,268

Current liabilities:
Short term debt	$--	$9,500	$---	$--	$9,500
Long term debt, current portion	--	23,660	1,747	--	25,407
Accounts payable and accrued expenses	66,139	120,551	106,198	--	292,888
Accrued and deferred income taxes	16,108	163	14,205	--	30,476
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,086,637	1,846,492	1,152,097	(4,085,226)	--
Total current liabilities	1,168,884	2,000,366	1,274,247	(4,085,226)	358,271

Long term debt:
Senior	220,000	348,909	31,787	--	600,696
Convertible subordinated notes	181,553	--	--	--	181,553
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	14,175	--	24,508
Other non-current liabilities	5,166	1,481	25,604	--	32,251

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,092	--	--	--	8,092
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,059,104	12,605	491,137	(503,742)	1,059,104
Deferred stock cost	(2,667)	--	--	--	(2,667)
Retained earnings	(23,284)	82,810	187,792	(270,602)	(23,284)
Accumulated other comprehensive loss	95,784	--	78,035	(78,035)	95,784
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,131,989	95,415	756,964	(852,379)	1,131,989
Total liabilities & stockholders' equity	$2,670,186	$2,493,910	$2,102,777	$(4,937,605)	$2,329,268

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$82,195	$122,453	$145,872	$(38,859)	$311,661
Cost of sales	56,343	94,180	82,003	(38,859)	193,667
Gross profit	25,852	28,273	63,869	--	117,994
Operating expenses	23,837	40,974	49,842	--	114,653
Operating income (loss)	2,015	(12,701)	14,027	--	3,341
Interest expense - 3rd parties	(8,808)	(5,198)	(489)	--	(14,495)
Other income (expense), net	(1,347)	6,727	1,470	--	6,850
Equity in earnings of subsidiaries	5,048	10,849	--	(15,897)	--
Income (loss) before taxes	(3,092)	(323)	15,008	(15,897)	(4,304)
Provision (benefit) for income taxes	50	(5,371)	4,159	--	(1,162)
Net income (loss) from continuing operations	$(3,142)	$5,048	$10,849	$(15,897)	$(3,142)
Net discontinued operations	--	--	--	--	--
Net income (loss)	$(3,142)	$5,048	$10,849	$(15,897)	$(3,142)

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$ 76,243	$ 121,720	$137,427	$(33,153)	$302,237
Cost of sales	47,474	79,251	82,144	(33,153)	175,716
Gross profit	28,769	42,469	55,283	--	126,521
Operating expenses	24,336	33,095	41,462	--	98,893
Operating income	4,433	9,374	13,821	--	27,628
Interest expense - 3rd parties	(3,798)	(12,415)	(749)	--	(16,962)
Other income (expense), net	798	(162)	(639)	--	(3)
Equity in earnings of subsidiaries	5,890	8,920	--	(14,810)	--
Income (loss) before taxes	7,323	5,717	12,433	(14,810)	10,663
Provision (benefit) for income taxes	90	(173)	3,003	--	2,920
Net income (loss) from continuing operations	$ 7,233	$ 5,890	$9,430	$(14,810)	$7,743
Net discontinued operations	--	--	(510)	--	(510)
Net Income (loss)	$7,233	$5,890	$8,920	$(14,810)	$7,233

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2004
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$7,725	$64,897	$(11,437)	$ --	$61,185
Investing Activities
Capital expenditures	(352)	(2,865)	(4,915)	--	(8,132)
Purchase of businesses & intangibles, net of cash required	--	(12,857)	83	--	(12,774)
Proceeds from sale of Wynco	--	17,000	--	--	17,000
Net cash used in investing activities	(352)	1,278	(4,832)	--	(3,906)
Financing Activities:
Increase (decrease) in short-term debt	--	(9,500)	--	--	(9,500)
Reduction of senior long-term debt	--	(56,592)	(363)	--	(56,955)
Proceeds from senior long-term debt	--	--	--	--	--
Proceeds from employee stock option and stock purchase plan and other	1,393	111	--	--	1,504
Change in long-term intercompany rec/pay
Change in intercompany dividends & investment in subsidiaries	2,108	(2,108)	--	--	--
Dividends paid	(2,356)	--	--	--	(2,356)
Net cash provided by (used in) financing activities	1,145	(68,089)	(363)	--	(67,307)
Net cash flows from exchange rate changes	--	43	(950)	--	(907)
Increase (decrease) in cash	8,518	(1,871)	(17,582)	--	(10,935)
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	$5,146	$3,234	$39,308	$ --	$47,688

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2003
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ 8,961	$14,566	$(3,449)	$ --	$ 20,078
Investing Activities
Capital expenditures	(976)	(2,231)	(2,403)	--	(5,610)
Purchase of businesses & intangibles, net of cash required	(571)	(75)	(1,225)	--	(1,871)
Net cash used in investing activities	(1,547)	(2,306)	(3,628)	--	(7,481)
Financing Activities:
Increase (Decrease) in short-term debt	--	(3,000)	10,374	--	7,374
Reduction of senior long-term debt	--	(40,863)	(358)	--	(41,221)
Proceeds from senior long-term debt	--	23,000	--	--	23,000
Proceeds from employee stock option and stock purchase plan and other	3,351	(836)	--	--	2,515
Change in long-term intercompany rec/pay	--	--	--	--	--
Change in intercompany dividends & investment in subsidiaries	(7,697)	13,846	(6,149)	--	--
Dividends paid	(2,316)	--	--	--	(2,316)
Net cash provided by (used in) financing activities	(6,662)	(7,853)	3,867	--	(10,648)
Net cash flows from exchange rate changes	--	--	(1,411)	--	(1,411)
Increase (decrease) in cash	752	4,407	(4,621)	--	538
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	$2,312	$7,028	$15,161	$ --	$24,501

16.     Recent Accounting Pronouncements

      In January 2004, the Company adopted interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"). FIN 46R requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The adoption of this standard did not have a material impact on the results of operations, cash flows or financial position.

      In December 2003, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act") ("FSB FAS 106-1"). FSP FAS 106-1 allows for current recognition or a one-time deferral of the effects of the Act. The deferral suspends the application of SFAS No. 106's "Employers' Accounting for Postretirement Benefits Other Than Pensions," measurement requirements, and it revised SFAS 132's disclosure requirements for pension and other postretirement plans for the effects of the Act. The Company has elected to take the one-time deferral and, therefore, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. Specific authoritative guidance on accounting for the federal subsidy included in the Act is pending. The guidance, when issued, could require the Company to change previously reported information.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations
(In millions, except per share data)

     The information for the three months ended March 31, 2003 has been amended to reflect the restatement made to the Consolidated Financial Statements as further discussed in Note 1A, "Financial Statement Restatement." This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.

Overview

     In the third quarter of 2003, the Company closed the sale of its French subsidiary, Alpharma SAS ("SAS") for approximately $6.0 million. The operations of SAS for the three months ended March 31, 2003 have been removed from the continuing operations of the Company and are classified as a discontinued operation. All comparisons of results of operations refer to continuing operations and reflect the elimination of SAS.

     In January 2004, the Company purchased the outstanding 50% interest in its joint venture, Wynco, LLC, ("Wynco"), an Animal Health distribution company, for $11.0 million The Company has included the results of operations of Wynco in its Statement of Operations until March 30, 2004, when it was sold for approximately $17.0 million. The sale resulted in a loss of approximately $1.3 million. Wynco's revenues for the first quarter were $19.2 million, gross profit was $3.2 million, operating expenses were $3.3 million and operating losses were ($0.1) million.

Results of Continuing Operations - Three months ended March 31, 2004

     Total revenue increased $9.5 million (3%) for the quarter ended March 31, 2004 compared to 2003. Foreign exchange increased revenues by approximately $14 million (5%) and the inclusion of one quarter sales of Wynco, acquired in January of 2004 and sold on March 30, 2004, increased revenues by approximately $19 million (6%). Excluding foreign exchange and the Wynco acquisition, revenues declined approximately 8%. Operating income was $3.3 million in 2004 compared to $27.6 million in 2003. Diluted earnings (loss) per share was a ($0.06) loss in 2004 compared to $0.14 income in 2003.

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues		Operating Income (loss)
	2004	2003	2004	2003
International Generics ("IG")	$90.8	$83.6	$3.4	$7.7
Active Pharmaceutical Ingredients ("API")	33.7	30.8	18.3	16.8
US Human Pharmaceuticals (1) (USHP)	113.6	124.1	(4.4)	10.4
Total Human Pharmaceuticals	238.1	238.5	17.3	34.9
Animal Health (AH) - base	65.3	67.0	4.3	2.6
Wynco Acquisition	19.2	--	(0.1)	--
Total AH	84.5	67.0	4.2	2.6
Profit sharing income (1)	(8.1)	--	(8.1)	--
Unallocated and Eliminations	(2.8)	(3.3)	(10.1)	(9.9)
Total	$311.7	$302.2	$ 3.3	$27.6

(1)     In 2004, profit sharing income is included in USHP segment revenues and operating income and is classified as other income in the Consolidated Statement of Operations.

Revenues

     Revenues in IG increased $7.2 million (8.6%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues declined 4% reflecting lower revenues in Germany due to volume and the United Kingdom due primarily to price.

     API revenues increased 9.4% mainly as a result of price increases on selected products in certain markets partially offset by decreased volumes of these products. Translation of revenues into the U.S. dollar increased API revenues by 2%.

     USHP revenues declined $10.5 million (8.5%) compared to 2003. Branded sales (primarily Kadian) increased approximately $2.1 million relative to 2003 but were $1.5 million lower than the fourth quarter 2003 as scripts for Kadian were level with the fourth quarter 2003. Revenues of generic products declined over $12 million due primarily to price declines in both the liquids and semi-solids and solid oral dose business units. Volumes also declined in a number of generic products. Revenues of generic products include approximately $8.1 million earned as a result of a profit sharing agreement on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USHP segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER.

     Inventories of generic and branded products at certain wholesale customers generally range from 2 to 6 months for all products, with a majority at the lower end of the range. One major wholesale customer typically holds up to 5 months of inventory for certain products. These inventory levels have remained consistent. However, in the event that customers reduce inventory levels in the future, the Company's revenues could be adversely impacted.

     Animal Health revenues, excluding Wynco revenues, declined $1.7 million (2%) due to lower volumes mainly in the livestock market (4%), price declines due to continued competition (2.5%), which was partially offset partially by the impact of foreign exchange, 4.5%.

Gross Profit

      On a Company-wide basis gross profit decreased $8.5 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 37.9% as reported in 2004, versus 41.9% as reported in 2003. The overall gross profit percent in 2004, excluding Wynco was 39.6%

      The decrease in gross margin dollars results primarily from price declines in USHP and IG, and volume reductions in API offset partially by price increases in API and positive currency effects in IG and AH.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $14.8 million (17.5%) in 2004 as compared to 2003. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar $4.6 million (5%), Wynco expenses $3.3 million (4%), severance $5.8 million (7%), and other general increases throughout the company. The 2004 severance costs were $5.8 million which was primarily incurred in USHP of $1.8 million, IG of $1.8 million and Corporate of $2.0 million. 2003 had severance charges totaling $2.7 million primarily incurred in Corporate.

      Research and development expenses increased $1.1 million in 2004 due primarily to planned increases in USHP and API. Human Pharmaceutical spending is expected to increase by approximately 25% in 2004 with the majority of the spending in the second half in order to support an increase in regulatory filings.

Operating Income

      Operating income decreased by $24.3 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2003 as reported	$7.7	$16.8	$10.4	$2.6	$(9.9)	$27.6
2003 severance	--	--	--	.7	2.0	2.7
2004 severance	(1.8)	(0.1)	(1.8)	(0.1)	(2.0)	(5.8)
Profit sharing income	--	--	8.1	--	(8.1)	--
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(2.5)	1.6	(21.1)	1.0	(0.2)	(21.2)
2004 as reported	$3.4	$18.3	$(4.4)	$4.2	$(18.2)	$3.3

     As indicated above, USHP accounted for the major portion of the reduction in operating income due mainly to reduced pricing, and higher costs per unit and production delays associated with FDA compliance upgrades.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $2.5 million to $14.5 million in 2004 due to decreased debt levels, lower amortization of debt issuance costs and lower interest rates versus a year ago.

Loss on Extinguishment of Debt

     First quarter 2004 results include $0.9 million of expense associated with the write-off of deferred loan costs compared with $0.7 million of expense in first quarter 2003 results. In 2004 the Company prepaid $50 million of bank term debt compared to a $35 million prepayment of bank term debt in 2003.

Other, Net

      Other income (expense) netted to $7.7 million in 2004 compared to $0.7 million in 2003. First quarter 2004 includes $8.1 million of income from a USHP profit sharing agreement. First quarter 2003 results include $1.2 million of income associated with an insurance recovery. A detail of Other income (expense) follows:
	Three Months Ended
	March 31, 2004	March 31, 2003
Other income (expense), net:
Interest income	$ 0.1	$ 0.1
Foreign exchange gains (losses), net	1.0	(0.4)
Litigation/Insurance settlements	--	1.2
Loss on sale of Wynco	(1.3)	--
Profit share income	8.1
Other, net	(0.2)	(0.2)
	$7.7	$ 0.7

Tax Provision

      The effective tax rate for continuing operations was approximately 27% in both 2004 and 2003. The Company currently estimates its 2004 effective tax rate at approximately 27%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast.

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

     As a result of the Company's assessment of its net U.S. deferred tax assets of approximately $26 million at March 31, 2004, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at March 31, 2004. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

2003 Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for approximately $6.0 million. The net loss for this subsidiary of $0.5 million for the three months ended March 31, 2003 is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations.

     The following table details selected financial information for the French subsidiary included within discontinued operations:
Three Months Ended March 31,
($ in millions)	2003

Revenues	$ 1.3
Loss from operations	$(0.6)
Pretax loss	$(0.6)
Provision (benefit) for taxes	$(0.1)
Loss from discontinued operations	$(0.5)

Financial Condition

      At March 31, 2004, stockholders' equity was $1,119.1 million compared to $1,132.0 million at December 31, 2003. The ratio of long-term debt to equity was 0.65:1 at March 31, 2004 and 0.69:1 at December 31, 2003.

      Working capital at March 31, 2004 was $302.9 million compared to $334.7 million at December 31, 2003. The current ratio remained constant at 1.93:1 at March 31, 2004 and December 31, 2003.

      Cash flow from operations for the first three months of 2004 was $61.2 million compared to $20.1 million in 2003. 2004 cash flow increased relative to 2003 primarily due to accounts receivable collections, a significant portion of which is attributable to the timing of the collection of receivables by the U.S. Pharmaceutical business. In 2004, accounts receivable balances were reduced by $52.9 million from December 31, 2004, net of foreign exchange. This resulted in a decrease in days sales outstanding by approximately 5 days in 2004. The reduction calculated above has excluded sales of Wynco which were included in the quarter; however, no receivables relating to Wynco are included in either December 31, 2003 or March 31, 2004 balances.

      At March 31, 2004, the Company had $47.7 million in cash and available short-term lines of credit of $14 million. Under its 2001 Credit Facility, the Company had $148 million available.

      In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. Certain of these covenants became more restrictive as of December 31, 2003 and will become more restrictive at March 31, 2005. The Company is in compliance with these covenants as of March 31, 2004.

      Continued compliance with these financial covenants throughout 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $235.0 million and by lowering the revolving line of credit by $150.0 million. On an overall basis, senior debt and total debt at March 31, 2004 were $568.0 million and $751.2 million, respectively, compared to $635.6 million and $817.2 million, respectively, at December 31, 2003.

      The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2004 has been negatively affected by compliance activities in two of USHP's plants. Significant corrective action costs have been incurred as a result of the Company's response to the FDA Form 483's issued for the Company's Baltimore and Elizabeth plants. In addition, the corrective action plans have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and no new product introductions during 2003 or through March 31, 2004, from either plant.

      Full year 2004 compliance costs related to external consultants are expected to amount to approximately $8.0 million. Additional internal staffing levels, which were increased in 2003 to support the Company's commitment to FDA compliance, are expected to continue beyond the corrective action period.

      The Company plans to complete the major elements of the FDA compliance enhancement plan in Elizabeth by mid-2004, with the remainder by March 2005. New solid dose product launches are currently on hold pending the FDA's validation of the facility's progress. The Company expects to complete substantially all of the FDA compliance enhancement plan in Baltimore by the end of 2004. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon ongoing discussions with the respective Baltimore and New Jersey Districts of the FDA. (See Note 12 for further details.)

      During most of 2003, the Company's most restrictive debt covenant was total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.00 to 1.00 at March 31, 2004 to a required maximum ratio of 3.50 to 1.00 at March 31, 2005. The Company remains in compliance with all its debt covenants at March 31, 2004, with approximately $30 million of EBITDA flexibility on its tightest covenant at quarter-end, the Interest Coverage Ratio.

      The Company developed its business and financial plan for 2004 and has evaluated its flexibility in complying with each of the financial covenants as part of this process. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. In December 2003, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to sell certain assets, provides for additional flexibility in the timing and application of certain financial ratio tests, and permits exclusions of certain restructuring charges and gains and losses on potential divestitures of assets and businesses from the calculation of EBITDA. Options include:

• Continued aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $47.9 million for the year ended December 31, 2003 compared to $81.7 million the year ended December 31, 2002. In the first quarter of 2004 capital expenditures were $8.0 million. In 2004, capital expenditures are forecasted at approximately $70 million.

• Continue to reduce operating costs. In the first quarter of 2004, the Company reviewed its overall business cost structure, which resulted in a reduction in force at each of its segments. As a result, the Company recorded a pre-tax charge of approximately $5.8 million related to this action. The Company expects this workforce reduction to generate annual cost savings of approximately $3.0 million in 2004 and $7.0 million in subsequent years. The Company is evaluating other actions to reduce its cost base throughout 2004 and beyond.

• Continue to sell certain assets.

In 2003, the Company has sold its French generics business and an Animal Health facility. In 2004, the Company bought the remaining 50% of its Wynco joint venture and resold it within the first quarter generating approximately $4 million incremental cash. The Company recently engaged investment bankers to explore the possible sale of certain other assets.

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

• Reduce subordinated convertible debt by issuing common stock. At December 31, 2003, the Company has $183.2 million of convertible subordinated notes outstanding that can be retired by the exchange of common stock with approximately the same fair value. In 2001 and 2002, the Company retired $144.1 million of convertible debt by issuing approximately 8.2 million shares of Class A Common stock.

The Company is required to repay or retire $24.2 million of its 5 3/4% convertible debentures by October 2004. The Company is presently planning for the achievement of this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

• Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at March 31, 2004 the amount outstanding is $316.0 million (a reduction of $306.0 million). In the 4th quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges from EBITDA of up to $10.0 million and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions. In May 2004, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to issue up to $200 million of senior subordinated notes to, in part, refinance the existing convertible notes or prepay debt securities in an amount up to $30 million, to prepay a local currency mortgage secured loan of approximately $32 million, modify the requirements to prepay debt facilities with proceeds from the potential sale of certain assets/businesses, allow for certain covenant add-backs associated with gabapentin inventory and other minor items. The Company believes that its performance in the reduction of the loan, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions or, where required in obtaining external party consent, it will take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance throughout 2004.

Recent Accounting Pronouncements

      Recent accounting pronouncements are detailed in Footnote 16.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

The Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer have completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, they concluded that such disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's Exchange Act filings.

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

     The Company has addressed the reportable conditions by (i) enhancing its overall control environment through extensive changes in USHP leadership, including the appointment of a new President and a new CFO in June 2003, appointing a new VP of Supply Chain and business segment leaders in January 2004 and appointing a new Controller in April 2004; (ii) reorganizing USHP finance and recruiting additional finance personnel; (iii) establishing a new position: Director, Internal Controls and Compliance responsible for monitoring internal controls in the USHP division; (iv) completing a review of significant balance sheet accounts; and (v) continuously assessing risks via newly established business and financial review processes within the USHP division.

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

___________

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	Separation Letter Agreement between the Company and Michael Nestor, dated March 12, 2004, is filed as an Exhibit to this Report.

10.2	Separation Letter Agreement between the Company and Kurt Orlofski, dated January 20, 2004, as amended, is filed as an Exhibit to this Report.

10.3	Asset Purchase Agreement between Wynco, LLC and Iowa Veterinary Supply Co, dated March 24, 2003, is filed as an Exhibit to this Report.

10.4	Administrative Services Agreement between A.L. Industrier and Alpharma AS, dated January 1, 2004, is filed as an Exhibit to this Report.

10.5	Alpharma Inc. Change in Control Plan, as amended and restated, effective April 5, 2004, is filed as an Exhibit to this Report.

10.6	Alpharma Inc. Severance Plan, as amended and restated, effective February 19, 2004, is filed as an Exhibit to this Report.

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

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

Alpharma Inc. (Registrant)

Date: May 12, 2004	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: May 12, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller