Form 10-K/A
period 2003-12-31
ALPHARMA INC
filed 2004-06-01
CIK 730469

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
Class B Common Stock, $.20 par value -11,872,897 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 2004 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

This amendment to the Form 10-K for the year ended December 31, 2003 (this "Form 10-K") of Alpharma Inc. (the "Company") is being filed to amend certain information contained in Item 1 of Part I; Items 6, 7, 8 and 9a of Part II; Part IV and to reflect the restatement of the 2003 consolidated financial statements and the notes thereto attached hereto. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only.

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

PART I

Item 1. Business

Restatement of Financial Statements

     The Company has restated its consolidated Financial Statements as of and for the year ended December 31, 2003, to adjust the previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract.

     See Note 2B, 24 and 25 of the Consolidated Financial Statements for additional information.

     As a result of the restatement of the financial statements, the Company will also be amending other SEC filings to reflect the restatement of quarterly results for 2003.

GENERAL

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company offers a comprehensive range of generic human pharmaceutical products in over 800 tablet, capsule, liquid and topical formulations and dosage forms. In addition, the Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in over 100 formulations and dosage forms. The Company conducts business in more than 60 countries and has approximately 4,700 employees at 40 sites in 25 countries. For the year ended December 31, 2003, the Company generated revenue of approximately $1,297.3 million.

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

The following table shows the revenues and operating income or loss of each of the Company's business segments for the past three years:
($ in Millions)	Revenues			Operating Income (loss)
	2003	2002	2001	2003(g)	2002	2001

International Generics (a)	$367.8	$319.6	$257.2	$29.2	$25.8	$12.0
Active Pharmaceutical Ingredients (a)	124.5	83.6	74.4	65.7	38.9	32.2

U.S. Human Pharmaceuticals (b)	524.7	507.9	306.4	34.0	66.3	(18.9) (e)

Human Pharmaceuticals (c)	1,017.0	911.1	638.0	128.9	131.0	25.3

Animal Health (d)	295.7	321.9	335.3	20.1	(120.9)(f)	23.6

Unallocated and eliminations	(15.4)	(2.2)	(4.0)	(49.5)	(34.3)	(22.9)

Total	$1,297.3	$1,230.8	$969.3	$99.5	$(24.2)	$26.0
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

g) See footnote 2B to the consolidated financial statements.

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

     In 2003, the Company's Human Pharmaceuticals business had sales of approximately $1,017.0 million and operating income of approximately $128.9 million.

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

     In addition, in November 1998, in a substantially smaller transaction, the Company acquired a generic pharmaceutical product line in Germany. The purchase price paid by the Company for this acquisition was $13.3 million. This amount was paid in cash in November 1998. All of the products purchased in this transaction are manufactured under long-term contracts with third parties.

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

     In 1999, the Company acquired exclusive marketing rights to Reporcin, a performance and meat quality improvement product for injectable use in swine, from Natinco N.V. pursuant to a technology license and option agreement for approximately $14.1 million, $11.7 million of which was paid in connection with licenses related to Reporcin. In addition, through December 31, 2003, the Company has paid approximately $13.6 million for additional licenses related to Reporcin. Sales of Reporcin are ongoing in some countries, including Mexico and Brazil, which have substantial swine populations. However, the full realization of the potential for Reporcin is dependent upon market acceptance in those two countries and governmental license approvals and market acceptance in numerous other countries, including the U.S. The agreement requires payments as additional regulatory approvals for the product are obtained in certain markets or payment of a liquidated damages fee for not pursuing licenses in such countries equal to 10% of the product license payment that would otherwise have become due upon receipt of the product license. The Company's further liability under the agreement could be a maximum of $46.0 million (payable in Australian dollars and calculated at the exchange rate as of May 25, 2004) with respect to future licenses but the Company believes it has legal defenses which, if accepted, could result in no further license payments. Under the terms of the agreement, the Company was required to complete an FDA approved production facility for Reporcin. To meet this requirement, the Company purchased a biopharmaceutical production facility in Terre Haute, Indiana in June 2000 and began preparing the facility for production of Reporcin. Due to a reassessment of the Company's approach to the U.S. market for Reporcin, the facility, on which the Company has expended $12 million, has not been completed and, with Natinco's consent, the Company has announced its intention to sell this facility. Additionally, due to excess inventory of Reporcin, the Company has decided to cease manufacturing at its Parkville, Australia facility. In the third quarter of 2002, the Company determined that certain tangible and intangible assets related to Reporcin were impaired and recorded a pre-tax charge of $37.1 million. As part of its reassessment, the Company intends to investigate third-party manufacturing opportunities for the U.S. market and to continue to pursue regulatory approval for Reporcin in the U.S.

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

     EU legislation requires that medical products for human use must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects, which are subject to the standards codified in the EU guideline on Good Clinical Practice; provided that the countries granted membership in the EU as of May 1, 2004 may individually authorize the continued marketing of products that do not qualify for marketing authorization under EU law if such products were approved by the individual country prior to being granted EU membership. In addition, the EU legislation requires that such trials be preceded by adequate pharmacological and toxicological tests in animals, that stability tests are to be carried out, that clinical trials use controls and that clinical trials be carried out double blind and be capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample size. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where the Company conducts business. There can be no assurance that new product approvals will be obtained in a timely manner, if ever. Failure to obtain these approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Numerous proposals for revising the EU legislation are under consideration. These proposals would affect the regulation of both human and veterinary drug products. As of October 30, 2005, changes to the abridged authorization procedure described above will be implemented for human pharmaceuticals. These changes will require submission of an environmental risk assessment in connection with an application for a marketing authorization and will permit the filing of an application for a generic drug marketing authorization 8 years after the date upon which the reference drug was granted marketing rights with the commencement of generic marketing permitted no earlier than 10 years after the date the reference drug was granted marketing rights. The Company cannot predict what, if any, further changes will be implemented.

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

Revisions of Financial Statements

     During the third quarter of 2000, the Company revised its financial statements for the four quarters of 1999 and the first two quarters of 2000. The revisions resulted from invoices in Brazil that were either not supported by underlying transactions or for which the recorded sales were inconsistent with underlying transactions. In November 2001, the Company announced the completion of a revision of its financial statements for 1998, 1999, 2000 and the first two quarters of 2001. This revision resulted predominantly from a required modification in recognizing revenue for specific customer orders in the Company's AH business in 1998, 1999 and 2000 from the time the order was segregated in a third party warehouses and billed, to a subsequent period when the order was shipped from the third party warehouse to the customer. During the first quarter of 2004, the Company revised its financial statements related to the accrual of product discounts in the Netherlands and the treatment of the Company's former French human pharmaceutical business as a discontinued operation. In May 2004, the company revised its 2003 financial statements to adjust previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract.

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

As of December 31, 2003, the Company's total debt was $817.2 million and its total consolidated stockholders' equity was $1.132 billion. The Company's stockholders' equity at that date reflected approximately $711.0 million of goodwill and approximately $347.7 million of intangibles. The Company's operating income and EBITDA (as defined in the Credit Agreement between the Company and Bank of America, N.A. and a syndicate of lending institutions (the "2001 Credit Facility")) relative to its level of indebtedness and interest costs could restrict its operations. In this regard, the Company notes that its earnings were not sufficient to cover its fixed charges in 2001 and 2002. However, in 2003, the company's earnings were sufficient to cover its fixed charges. Notwithstanding 2003, a continued inability to generate sufficient earnings to cover these charges could make it more difficult for the Company to make payments as required by its debt agreements, especially if the earnings deficiencies are the result of cash shortfalls.

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

Failure of the Company to adequately address the material weakness in its internal financial controls could lead to an inability to report on the financial status of the Company on a timely and accurate basis.

      The Company has a material weakness in its internal financial controls based upon a finding by its auditors of the following reportable conditions: (a) inadequate staffing and supervision at the Company's USHP division, leading to the untimely identification and resolution of certain accounting matters; and (b) failure to perform timely review, substantiation and evaluation of certain general ledger account balances at the USHP Division.

      The Company has addressed the reportable conditions by (i) enhancing its overall control environment through extensive changes in USHP leadership, including the appointment of a new President and a new CFO in June 2003 and appointing a new VP of Supply Chain and business segment leaders in January 2004; (ii) reorganizing USHP finance and recruiting additional finance personnel; (iii) establishing a new position: Director, Internal Controls and Compliance responsible for monitoring internal controls in the USHP division; (iv) completing a review of significant balance sheet accounts; and (v) continuously assessing risks via newly established business and financial review processes within the USHP divisions. If these actions are not successfully implemented, then our ability to report on the financial status of the Company on a timely and accurate basis could be adversely affected.

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

Statement of Operations Data

		Years Ended December 31,
	2003(6)	2002(5)	2001(4)	2000(3)		1999(1)

Total revenue	$1,297,285	$1,230,762	$969,286	$892,977		$709,553
Cost of sales	779,676	705,174	591,093	497,300		384,886
Gross profit	517,609	525,588	378,193	395,677		324,667
Operating expenses	418,089	549,799	352,213	271,037		241,316
Operating income (loss)	99,520	(24,211)	25,980	124,640		83,351
Interest expense	(63,608)	(76,212)	(51,482)	(47,245)		(40,790)
Other income (expense), net	(16,661)	(55,859)	(11,634)	(1,367)		3,093
Income (loss) from continuing operations before income taxes	19,251	(156,282)	(37,136)	76,028		45,654
Provision (benefit) for income taxes	(193)	(62,715)	(543)	19,975		15,727
Net income (loss) from continuing operations	19,444	(93,567)	(36,593)	56,053		29,927
Loss on discontinued operations	(5,611)	(6,094)	(1,109)	(1,188)		(330)
Net income (loss)	$13,833	$(99,661)	$(37,702)	$54,865		$29,597
Average number of shares outstanding: Diluted	52,010	49,814	40,880	47,479	(2)	28,104
Earnings (loss) per diluted common shares:
Income (loss) from continuing operations	$0.38	$(1.88)	$(0.89)	$1.50		$1.06
(Loss) from discontinued operations	$(0.11)	$(0.12)	$(0.03)	$(0.03)		$(0.01)
Net income (loss)	$0.27	$(2.00)	$(0.92)	$1.47		$1.05
Dividend per common share	$0.18	$ 0.18	$ 0.18	$0.18		$0.18

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

  Includes loss on extinguishment of debt after-tax of $17,329 ($0.33 per share) and restated to adjust cost of sales for product purchased under a vendor supply contract. (See Footnote 2B to the consolidated financial statements).

Balance Sheet Data

	As of December 31,
	2003	2002	2001(3)	2000(2)	1999(1)

Current assets	$692,991	$671,429	$662,521	$600,418	$373,462
Non-current assets	1,636,277	1,625,495	1,727,487	1,010,017	778,394
Total assets	$2,329,268	$2,296,924	$2,390,008	$1,610,435	$1,151,856

Current liabilities	$358,271	$378,601	$345,015	$208,639	$166,038
Long-term debt, less current maturities	782,249	847,266	1,030,254	504,445	591,784
Deferred taxes and other non-current liabilities	56,759	69,214	124,983	51,665	52,273
Stockholders' equity	1,131,989	1,001,843	889,756	845,686	341,761

Total liabilities and equity	$2,329,268	$2,296,924	$2,390,008	$1,610,435	$1,151,856
  Includes accounts from date of acquisition for all 1999 acquisitions.
  Includes accounts from date of acquisition of Roche MFA (May 2000).
  Includes accounts from date of acquisition of Faulding Oral Pharmaceuticals Business (December 2001).

Item 7.   Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

The following information has been amended to reflect the restatement made to the Consolidated Financial Statements as further discussed in Note 2B, "Financial Statement Restatement." This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties.

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

*Business segment

Overview

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company offers a comprehensive range of generic human pharmaceutical products in over 800 tablet, capsule, liquid and topical formulations and dosage forms. In addition, the Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("API's") that are used primarily by third parities in the manufacturing of generic and branded products. It also manufacturers and markets animal health products in over 100 formulations and dosage forms. The Company conducts business in more than 60 countries and has approximately 4,700 employees at 40 sites, in 27 countries.

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

Results of Continuing Operations 2003 vs. 2002 (all earnings per share amounts are diluted)

      Total revenue increased $66.5 million (5.4%) in the year ended December 31, 2003 compared to 2002. Foreign exchange accounted for approximately $59 million of this increase. In 2002, the Company recorded a net loss of $93.6 million ($1.88 per share) compared to net income of $19.4 million ($.38 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million (0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the impairment of assets and goodwill in the Animal Health segment, the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. These charges and expenses lowered pre-tax income by $219.8 million. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Year Ended December 31,	Revenues		Operating Income (Loss)
($ in millions)	2003	2002	2003	2002
IG	$367.8	$319.6	$29.2	$25.8
API	124.5	83.6	65.7	38.9
USHP (1)	524.7	507.9	34.0	66.3
Total Human Pharmaceuticals	1,017.0	911.1	128.9	131.0
AH	295.7	321.9	20.1	(120.9)
Profit sharing income (1)	(9.1)	--	(9.1)	--
Unallocated and Eliminations	(6.3)	(2.2)	(40.4)	(34.3)
Total	$1,297.3	$1,230.8	$99.5	$(24.2)

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

Gross Profit

      On a Company-wide basis gross profit decreased $8.0 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 39.9% in 2003, versus 42.7% in 2002. Included in 2002 is a reduction in margin of $5.3 million due to purchase accounting adjustments for the OPB and $1.4 million related to the AH product impairment. Included in 2003 are inventory write-offs of approximately $7.2 million for discontinued liquid products and approximately $18 million of outside consulting expenses resulting from the corrective action plan at the USHP plants.

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

Operating Income

      Operating income increased by $123.7 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002	$25.8	$38.9	$66.3	$(120.9)	$(34.3)	$(24.2)
2002 identified transactions:
Cost of sales	--	--	5.4	6.4	--	11.8
Asset impairment and other	8.1	.1	--	145.7	1.2	155.1
2003 severance	(2.1)	(.3)	(2.5)	(3.8)	--	(8.7)
Profit sharing income	--	--	9.1	--	(9.1)	--
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(2.6)	27.0	(44.3)	(7.3)	(7.3)	(34.5)

2003	$29.2	$65.7	$34.0	$20.1	$(49.5)	$99.5

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

Tax Provision

      The tax provision in 2003 was a benefit of $0.2 million compared to pre-tax income of $19.3 million. The effective tax rate of 1.0% results mainly from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental U.S. federal and state rate of approximately 39% while using an approximate 24% effective rate for all other income.

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

      As a result of the Company's assessment of its net U.S. deferred tax assets of $25.9 million at December 31, 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at December 31, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

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

Liquidity and Capital Resources

     At December 31, 2003, stockholders' equity was $1,132.0 million compared to $1,001.8 million and $889.8 million at December 31, 2002, and 2001, respectively. The ratio of long-term debt to equity was .69:1, .85:1 and 1.16:1 at December 31, 2003, 2002 and 2001, respectively. The increase in Stockholders' Equity in 2003 results primarily from the translation of foreign currencies into the US Dollar. At December 31, 2002, the Company had an accumulated other comprehensive loss of $20.1 million. At December 31, 2003, due primarily to the weakening of the U.S. dollar against many other currencies, the Company has other comprehensive income of $95.8 million. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible notes to equity and miscellaneous equity issuances totaling $142.7 million and $78.3 million of other comprehensive income primarily due to a positive currency translation adjustment reflecting the weakening in 2002 of the U.S. dollar, offset by a net loss of $99.7 million, and dividends of $9.2 million. The increase in stockholders' equity in 2001 represents equity issuances primarily due to exchanges of convertible debentures for common stock offset by the 2001 net loss and a negative currency translation adjustment. In 2001, long-term debt increased to finance the OPB acquisition. In 2002, the Company reduced long-term debt by approximately $181.0 million due to exchange of convertible debentures for equity and repayment of $86.0 million of long-term debt, principally with funds from operating cash flow. In 2003 long-term debt was reduced by $65.0 million due to repayments from operating cash flow.

     Working capital at December 31, 2003, was $334.7 million compared to $292.8 million and $317.5 million at December 31, 2002 and 2001, respectively. Working capital is defined as current assets less current liabilities. The current ratio was 1.93:1 at December 31, 2003 compared to 1.77:1 and 1.92:1 at December 31, 2002 and 2001, respectively.

     Cash flow from operations in 2003 was $157.0 million compared to $162.2 million and $119.4 million in 2002 and 2001, respectively. 2003 cash flows reflect net income of $13.8 million, non-cash expenses for depreciation, amortization and interest accretion totaling $105.3 million. Cash flow from operations in 2003 was negatively impacted by $22.2 million in debt placement fees paid in connection with the issuance of Senior Notes in the second quarter. Better working capital management and other items make up the balance of the cash provided by operating activities in 2003. 2002 cash flows reflected the generally non-cash nature of charges incurred in 2002. Both the asset write-downs and the debt reduction required substantial non-cash charges. 2001 cash flow reflected the non-cash nature of a number of items which contributed to the net loss for the year. The $37.7 million IPR&D charge, the inventory write-offs of $17.8 million, and the $7.4 million charge on exchange of the convertible debentures for Class A common stock are significant non-cash charges. In 2003, accounts receivable balances increased $12.4 million, net of foreign currency, compared to 2002. This resulted in an increase in days sales outstanding of approximately 68 days in 2003 versus 63 days in 2002, principally due to the geographic mix of business. Since 2002, the Company has emphasized accounts receivable management company-wide. This emphasis has generally yielded positive results, although not all customers follow stated terms and disputes can slow collection. The Company reduced accounts receivable balances in 2002 and 2001 compared to the preceding years by $27.3 million and $26.6 million, respectively. The change in marketing strategy in AH, which reduced the use of sales incentives including terms, in the fourth quarter of 2001 resulted in approximately $17 million of the 2002 decline. The emphasis on accounts receivable management, mentioned above, also contributed to these declines.

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

      During most of 2003, the Company's most restrictive debt covenant was total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.00 to 1.00 at December 31, 2003 to a required maximum ratio of 3.50 to 1.00 at March 31, 2005. The Company remains in compliance with all its debt covenants at December 31, 2003, with approximately $35 million of EBITDA flexibility on its tightest covenant at year-end, the Interest Coverage Ratio.

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

     The Company has addressed the reportable conditions by (i) enhancing its overall control environment through extensive changes in USHP leadership, including the appointment of a new President and a new CFO in June 2003 and appointing a new VP of Supply Chain and business segment leaders in January 2004; (ii) reorganizing USHP finance and recruiting additional finance personnel; (iii) establishing a new position: Director, Internal Controls and Compliance responsible for monitoring internal controls in the USHP division; (iv) completing a review of significant balance sheet accounts; and (v) continuously assessing risks via newly established business and financial review processes within the USHP divisions. If these actions are not successfully implemented, then our ability to report on the financial status of the Company on a timely and accurate basis could be adversely affected.

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

10.14b Supplemental Letter Agreement dated February 11, 2004 between the Company and Carol A. Wrenn is filed as an Exhibit to this Report.*

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

10.18a Amended and Restated Alpharma Inc. Severance plan effective February 19, 2004 is filed as an Exhibit to this Report.*

10.19 Change in Control Plan effective March 11, 2002 was filed as Exhibit 10.22 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.19a Amended and Restated Alpharma Inc. Change in Control Plan effective February 19, 2004 is filed as an Exhibit to this Report.*

10.20 Alpharma Inc. Executive Bonus Plan, effective January 1, 2002, was filed as Exhibit 10.23 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.20a Amended Alpharma Inc. Executive Bonus Plan, effective January 1, 2004 is filed as an Exhibit to this Report.*

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

10.29 Settlement Agreement, dated as of November 25, 2003, by and between Purepac Pharmaceutical Co. and IVAX Pharmaceuticals, Inc. is filed as an Exhibit to this Report.*

10.30 Employment Agreement, dated November 6, 2002, between the Company and Ronald Warner was filed as Exhibit 10.3 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

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

10.34a Separation Letter Agreement, between the Company and Kurt Orlofski, dated January 20, 2004 is filed as an Exhibit to this Report.*

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

21      A list of the subsidiaries of the Registrant as of March 11, 2004 is filed as an Exhibit to this Report.*

23      Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accountanting Firm, is filed as an Exhibit to this Report.

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

* Previously filed with original Form 10-K for the year ended December 31, 2003.

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
Date: June 1, 2004	Alpharma Inc. Registrant By: /s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: June 1, 2004	/s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Date: June 1, 2004	/s/ Ingrid Wiik Ingrid Wiik Director, President and Chief Executive Officer

Date: June 1, 2004	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date:	Einar Kloster Director

Date: June 1, 2004	/s/ Glen E. Hess Glen E. Hess Director
Date: June 1, 2004	/s/ Peter G. Tombros Peter G. Tombros Director and Chairman of the Compensation Committee
Date: June 1, 2004	/s/ William I. Jacobs William I. Jacobs Director and Chairman of the Audit Committee
Date: June 1, 2004	/s/ Robert Thong
Robert Thong Director
Date: June 1, 2004	/s/ Farah M. Walters
Farah M. Walters Director
Date: June 1, 2004	/s/ Jill Kanin-Lovers
Jill Kanin-Lovers Director
Date: June 1, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accountants	F-2

Consolidated Balance Sheet at December 31, 2003 (Restated) and 2002	F-3

Consolidated Statement of Operations for the years ended December 31, 2003 (Restated), 2002 and 2001	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 (Restated), 2002 and 2001	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2003 (Restated), 2002 and 2001	F-6

Notes to Consolidated Financial Statements (Restated)	F-7 to F-57

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and
  Board of Directors of
  Alpharma Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index on page F-1 of this Form 10-K/A present fairly, in all material respects, the financial position of Alpharma Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audit to obtrain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for certain domestic inventories effective January 1, 2003.

As discussed in Note 2B, the 2003 consolidated financial statements have been restated for the accounting for product purchased under a vendor supply agreement.

PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 27, 2004, except for Note 2B, as to which the date is May 26, 2004

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	December 31,
	2003 (Restated)	2002
ASSETS
Current assets:
Cash and cash equivalents	$ 58,623	$ 23,872
Accounts receivable, net	258,471	234,327
Inventories	309,277	343,899
Prepaid expenses and other current assets	66,620	66,534
Assets of discontinued operations	--	2,797
Total current assets	692,991	671,429

Property, plant and equipment, net	481,554	482,273
Goodwill, net	710,979	671,912
Intangible assets, net	347,670	374,828
Assets of discontinued operations	--	6,666
Other assets and deferred charges	96,074	89,816

Total assets	$2,329,268	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 25,407	$ 28,592
Short-term debt	9,500	20,000
Accounts payable	122,780	134,568
Accrued expenses	170,108	165,758
Accrued and deferred income taxes	30,476	28,436
Liabilities of discontinued operations	--	1,247
Total current liabilities	358,271	378,601
Long-term debt:
Senior	600,696	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes,	181,553	175,412
Deferred income taxes	24,508	38,706
Liabilities of discontinued operations	--	1,706
Other non-current liabilities	32,251	28,802

Commitments and contingencies (see Note 18)

Stockholders' equity:
Preferred stock, $1 par value, no shares issued	--	--
Class A Common Stock, $.20 par value 40,483,818 and 39,895,214 shares issued	8,092	7,978
Class B Common Stock, $.20 par value 11,872,897 and 11,872,897 shares issued	2,375	2,375
Additional paid-in capital	1,059,104	1,046,802
Unearned compensation	(2,667)	--
Retained earnings (deficit)	(23,284)	(27,797)
Accumulated other comprehensive income (loss)	95,784	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,131,989	1,001,843
Total liabilities and stockholders' equity	$2,329,268	$2,296,924

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2003 (Restated)	2002	2001

Total revenue	$1,297,285	$1,230,762	$969,286

Cost of sales	779,676	705,174	591,093

Gross profit	517,609	525,588	378,193

Selling, general and administrative expenses	346,130	327,588	255,504
Research and development	63,232	67,088	48,985
Asset impairments and other	8,727	155,123	10,059
Purchased in process research and development	--	--	37,665

Operating income (loss)	99,520	(24,211)	25,980

Interest expense and amortization of debt issuance costs	(63,608)	(76,212)	(51,482)
Loss on extinguishment of debt	(29,100)	(52,929)	(11,029)
Other income (expense), net	12,439	(2,930)	(605)

Income (loss) from continuing operations before provision for income taxes	19,251	(156,282)	(37,136)
Provision (benefit) for income taxes	(193)	(62,715)	(543)
Income (loss) from continuing operations	19,444	(93,567)	(36,593)
Discontinued operations (Note 7):
Loss from discontinued operations	(5,880)	(8,127)	(1,269)
Income tax (benefit)	(269)	(2,033)	(160)
Loss on discontinued operations	(5,611)	(6,094)	(1,109)

Net income (loss)	$13,833	$(99,661)	$(37,702)

Earnings per common share:
Basic
Income (loss) from continuing operations	$ 0.38	$(1.88)	$(0.89)
Loss from discontinued operations	$(0.11)	$(0.12)	$(0.03)
Net income (loss)	$ 0.27	$(2.00)	$(0.92)
Diluted
Income (loss) from continuing operations	$ 0.38	$(1.88)	$(0.89)
Loss from discontinued operations	$(0.11)	$(0.12)	$(0.03)
Net income (loss)	$ 0.27	$(2.00)	$(0.92)

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders Equity

Balance, December 31, 2000	$8,102	$792,659	$ --	$(74,473)	$126,341	$(6,943)	$845,686

Comprehensive income:
Net loss - 2001					(37,702)		(37,702)
Currency translation adjustment				(23,949)			(23,949)
Total comprehensive net loss							(61,651)

Dividends declared ($.18 per common share)					(7,540)		(7,540)
Tax benefit realized from stock option plan		478					478
Non-cash conversion of 05 Notes, net	297	39,827					40,124
Non-cash conversion of Industrier Note, net	475	66,639					67,114
Exercise of stock options (Class A) and other	25	2,183					2,208
Employee stock purchase plan	24	3,313		--	--	--	3,337

Balance, December 31, 2001	$8,923	$905,099	$ --	$(98,422)	$81,099	$(6,943)	$889,756

Comprehensive income:
Net loss - 2002					(99,661)		(99,661)
Currency translation adjustment				83,386			83,386
Minimum Pension Liability, net				(1,797)			(1,797)
Unrealized losses on derivative contracts, net				(3,267)			(3,267)
Total comprehensive net loss							(21,339)

Dividends declared ($.18 per common share)					(9,235)		(9,235)
Non-cash conversion of 05 Notes, net	653	68,501					69,154
Non-cash conversion of 06 Note, net	687	66,309					66,996
Exercise of stock options (Class A) and other	35	3,172				(472)	2,735
Employee stock purchase plan	55	3,721		--	--	--	3,776

Balance, December 31, 2002	$10,353	$1,046,802	$ --	$(20,100)	$(27,797)	$(7,415)	$1,001,843

Comprehensive income:
Net income - 2003 (1)					13,833		13,833
Currency translation adjustment				113,057			113,057
Minimum Pension Liability, net				1,514			1,514
Unrealized gains on derivative contracts, net				1,313			1,313
Total comprehensive net income (1)							129,717

Dividends declared ($.18 per common share)					(9,320)		(9,320)
Capital contribution from Parent		2,267					2,267
Restricted shares issued	23	2,970	(2,993)				--
Amortization of restricted shares			326				326
Tax benefit realized from stock option plan		527					527
Exercise of stock options (Class A) and other	46	2,361					2,407
Employee stock purchase plan	45	4,177	--	--	--	--	4,222

Balance, December 31, 2003	$10,467	$1,059,104	$(2,667)	$95,784	$(23,284)	$(7,415)	$1,131,989

(1) Restated

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003 (Restated)	2002		2001
Operating activities:
Net income (loss)	$13,833	$(99,661)		$(37,702)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,201	83,532		71,589
Interest accretion on convertible debt	6,141	6,516		7,457
Amortization of loan costs	3,941	4,727		6,022
Gain on sale of property	(2,294)	--		--
Loss on disposal of discontinued operations	4,041	--		--
Purchased in-process research and development	--	--		37,665
Deferred income taxes	(5,779)	(46,718)		2,244
Other non-cash items	7,157	193,853		30,403
Change in assets and liabilities, net of effects from business acquisitions:
(Increase) decrease in accounts receivable	(12,426)	27,308		26,642
Decrease (increase) in inventory	51,942	(949)		(41,620)
Decrease (increase) in prepaid expenses and other current assets	6,308	(11,461)		213
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	(16,973)	3,415		22,349
Other, net	5,908	1,638		(5,878)
Net cash provided by operating activities	157,000	162,200		119,384

Investing activities:
Capital expenditures	(42,619)	(74,390)		(85,247)
Purchase of businesses and intangibles, net of cash acquired	(5,252)	(7,313)		(687,889)
Proceeds from sale of property	2,355	--		--
Proceeds from sale of subsidiary	5,967	--		--
Net cash used in investing activities	(39,549)	(81,703)		(773,136)

Financing activities:
Net advances under lines of credit	17,527	15,325		4,690
Proceeds of senior long-term debt	--	31,000		784,117
Reduction of long-term debt	(324,540)	(116,787)		(389,684)
Dividends paid	(9,320)	(9,235)		(7,541)
Proceeds from sales of subordinated notes	--	--		200,000
Issuance of senior unsecured debt	220,000	--		--
Net capital contribution from parent	2,267	--		--
Proceeds from issuance of common stock	9,054	6,720		5,545
Net cash (used in) provided by financing activities	(85,012)	(72,977)		597,127

Net cash flows from exchange rate changes	2,221	1,549		(1,412)

Increase (decrease) in cash and cash equivalents	34,660	9,069		(58,037)
Cash and cash equivalents at beginning of year	23,963	14,894		72,931
Cash and cash equivalents at end of year	$58,623	$23,963	*	$14,894	*

* Includes $91 and $159 of cash from discontinued operations for the years ended December 31, 2002 and 2001, respectively.

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

Restatement of Financial Statements

The Company has restated its consolidated Financial Statements for the year ended December 31, 2003, to adjust the previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract. The calendar year 2003 amounts throughout the footnotes have been revised as a result of this restatement. See Note 2B.

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

	Years Ended December 31,
	2003	2002	2001

Net income (loss), as reported	$13,833	$(99,661)	$(37,702)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	202	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,243	6,335	4,876

Pro forma net income (loss)	$8,792	$(105,996)	$(42,578)

(Loss) earnings per share:
Basic-as reported	$ 0.27	$(2.00)	$(0.92)
Basic-pro forma	$ 0.17	$(2.13)	$(1.04)

Diluted-as reported	$ 0.27	$(2.00)	$(0.92)
Diluted-pro forma	$ 0.17	$(2.13)	$(1.04)

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

2B. Financial Statement Restatement - 2003

      The Company has restated its Consolidated Financial Statements as of and for the year ended December 31, 2003 and its interim quarterly information for 2003, to adjust the previously reported inventory balances and cost of sales related to products purchased under a vendor supply contract. The contract was the subject of an Amendment and Letter of Intent (the "A/LOI") entered into in January 2003 and effective January 1, 2003. The A/LOI included higher minimum purchase commitments for the Company and required the vendor to invoice Alpharma for products purchased subsequent to its effective date at a reduced price from that prevailing in the previous supply contract. The terms of the A/LOI, including the minimum purchase commitments and the reduced pricing were, however, subject to the successful negotiation and execution of a final agreement. To the extent a final agreement was not reached, the A/LOI provided that either party could terminate the agreement and, upon such termination, the vendor could retroactively invoice the Company for inventory purchases since January 1, 2003, at the higher previous supply contract price.

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

      The restatement reflects the difference between the higher prices in the previous supply contract and the lower A/LOI prices that were invoiced by the vendor throughout 2003. The restatement results in increased cost of sales for the year ended December 31, 2003 and inventory at December 31, 2003 of $4,870 and $1,467, respectively, with a corresponding increase in accrued expenses at December 31, 2003 of $6,337. During 2004, the Company continues to purchase products from this vendor and has recorded these purchases at the higher previous supply contract price.

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

      A summary of the effects of the restatement on the accompanying consolidated balance sheet as of December 31, 2003 and statement of operations for the year ended December 31, 2003 follows:
	December 31, 2003
	Reported	Restated
Accounts receivable	$ 258,471	$ 258,471
Inventory	307,810	309,277
Other current assets	125,243	125,243
Current assets	691,524	692,991
Non current assets	1,636,277	1,636,277
Total assets	$2,327,801	$2,329,268

Current Liabilities	$ 353,701	$ 358,271
Long-term debt	782,249	782,249
Deferred taxes and other	56,759	56,759
Retained earnings (deficit)	(20,181)	(23,284)
Other stockholders' equity	1,155,273	1,155,273
Total liabilities and equity	$2,327,801	$2,329,268

	Twelve Months Ended December 31, 2003
	Reported	Restated
Total revenue	$ 1,297,285	$ 1,297,285
Cost of sales	774,806	779,676
Gross profit	522,479	517,609
Operating expenses	418,089	418,089
Operating Income	104,390	99,520
Interest expense	(63,608)	(63,608)
Other, net	(16,661)	(16,661)
Income (loss) from continuing operations before provision for income taxes	24,121	19,251
Provision (benefit) for income taxes	1,574	(193)
Net income (loss) from continuing operations	22,547	19,444
Loss from discontinued operations	(5,611)	(5,611)
Net income (loss)	$ 16,936	$ 13,833
Earnings per diluted common share:
Income (loss) from continuing operations	$ 0.43	$ 0.38
Loss from discontinued operations	$(0.11)	(0.11)
Net income (loss)	$ 0.32	$ 0.27

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

      During most of 2003, the Company's most restrictive debt covenant was total debt to EBITDA ("Total Leverage Ratio"). This covenant tightens from a required maximum ratio of 4.00 to 1.00 at December 31, 2003 to a required maximum ratio of 3.50 to 1.00 at March 31, 2005. The Company remained in compliance with all its debt covenants at December 31, 2003, with approximately $35,000 of EBITDA flexibility on its tightest covenant at year-end, the Interest Coverage Ratio.

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

     A reconciliation of net income (loss) used for basic to diluted EPS is as follows:

	2003	2002	2001

Net income (loss) - basic	$13,833	$(99,661)	$(37,702)
Adjustments under the if-converted method, net of tax	--	--	--
Adjusted net income (loss) - diluted	$13,833	$(99,661)	$(37,702)

9.     Accounts Receivable, Net:

Accounts receivable consists of the following:
	December 31,
	2003	2002

Accounts receivable, trade	$259,466	$222,661
Other	2,704	15,899
	262,170	238,560
Less, allowance for doubtful accounts	3,699	4,233
	$258,471	$234,327

     The allowance for doubtful accounts for the three years ended December 31, consists of the following:

	2003	2002	2001

Balance at January 1,	$4,233	$7,244	$5,707
Provision for doubtful accounts	402	2,234	2,545
Reductions for accounts written off	(902)	(5,767)	(1,243)
Translation and other	(34)	522	235
Balance at December 31,	$3,699	$4,233	$7,244

10.     Inventories:

     Inventories consist of the following:

	December 31,
	2003	2002

Finished product	$163,141	$178,708
Work-in-process	64,503	54,302
Raw materials	81,633	110,889
	$309,277	$343,899

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

15.   Income Taxes:

     Domestic and foreign income (loss) before income taxes were $(29,462) and $42,833, respectively in 2003, $(194,121) and $29,712, respectively in 2002, $(51,564) and $13,159, respectively in 2001. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2003	2002	2001
Current
Federal	$(6,829)	$(28,370)	$(7,706)
Foreign	10,891	8,661	3,537
State	3,022	2,842	(50)
	7,084	(16,867)	(4,219)
Deferred
Federal	(7,731	(38,900)	1,488
Foreign	(2,939)	(61)	1,770
State	3,393	(6,887)	418
	(7,277)	(45,848)	3,676
Provision (benefit) for income taxes from continuing operations	$ (193)	$(62,715)	$ (543)
Benefit for discontinued operations	(269)	(2,033)	(160)
Provision (benefit) for income taxes	$(462)	$(64,748)	$ (703)

     A reconciliation of U.S. federal income taxes to effective taxes follows:

	Years Ended December 31,
	2003	2002	2001

Statutory U.S. federal	$4,680	$(54,699)	$(12,998)
State income tax, net of federal tax benefit	4,151	(2,609)	155
Lower taxes on foreign earnings, net	(8,367)	(11,277)	(6,479)
Tax credits	(1,113)	(1,141)	(775)
Non-deductible costs, principally amortization of intangibles related to acquired companies	1,368	6,033	5,306
Non-deductible in-process R&D	--	--	13,169
Other, net	(912)	978	1,079
Effective tax, continuing operations	$(193)	$(62,715)	$(543)

Deferred tax liabilities (assets) are comprised of the following:

	Years Ended December 31,
	2003	2002

Accelerated depreciation and amortization for income tax purposes	$3,086	$ (6,310)
Excess of book basis of acquired assets over tax basis	33,459	60,331
Difference between inventory valuation methods used for book and tax purposes	2,727	2,435
Other	8,725	(352)
Gross deferred tax liabilities	47,997	56,104

Accrued liabilities and other reserves	(41,062)	(47,120)
Pension liabilities	(3,651)	(3,581)
Loss carryforwards	(71,040)	(26,209)
Deferred compensation	(3,030)	(3,055)
Deferred income	(253)	(264)
Other	--	8,872
Gross deferred tax assets	(119,036)	(71,357)

Deferred tax assets valuation allowance	44,461	11,393

Net deferred tax liabilities (assets)	$(26,578)	$(3,860)

     As of December 31, 2003, the Company has state loss carry forwards in several states totaling approximately $186,000, which are available to offset future taxable income and expire between 2009 and 2023. The Company has recognized a deferred tax asset relating to these state loss carry forwards. The Company also has foreign loss carry forwards in thirteen countries as of December 31, 2003, of approximately $190,000, which are available to offset future taxable income, and have carry forward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these foreign loss carry forwards. Based on analysis of current information, which indicated that it is not likely that some of these state and foreign losses will be realized, a valuation allowance has been established for a portion of these loss carry forwards. At December 31, 2001 the comparitive deferred tax asset valuation allowance was $6,301. Most of the increase in the valuation allowance relates to separate company loss carryforwards where uncertainty exists in regard to the future utilization of the loss carryforwards by those separate companies.

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

      As a result of the Company's assessment of its net U.S. deferred tax assets of $27,665 at December 31, 2003, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at December 31, 2003. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

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

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures

2003
IG	$367,766	$29,247		$618,370	$19,297	$2,273
API	124,485	65,651		132,385	7,683	13,059

USHP**	524,666	34,061		940,156	34,960	16,538
Human Pharmaceuticals	1,016,917	128,959		1,690,911	61,940	31,870

Animal Health	295,706	20,133		407,590	20,772	3,985
Discontinued operations*	--	--		--	698	8
Unallocated	--	(39,952)		230,767	11,791	6,756
Profit-sharing income **	(9,081)	(9,081)		--	--	--
Eliminations	(6,257)	(539)		--	--	--
	$1,297,285	$ 99,520		$2,329,268	$95,201	$42,619
2002
IG	$319,633	$25,806		$554,498	$17,343	$6,627
API	83,557	38,920		106,504	6,861	10,680

USHP	507,904	66,253		999,667	32,883	21,566
Human Pharmaceuticals	911,094	130,979		1,660,669	57,087	38,873

Animal Health	321,897	(120,941)	(d)	457,593	20,311	25,850
Discontinued operations*				9,463	1,199	1
Unallocated	--	(34,095)		169,199	4,935	9,666
Eliminations	(2,229)	(154)		--	--	--
	$1,230,762	$(24,211)		$2,296,924	$83,532	$74,390

2001
IG	$257,233	$11,991	(a)	$488,053	$25,502	$9,805
API	74,419	32,182	(a)	75,629	5,890	5,955

USHP	306,436	(18,867)	(b)	1,022,706	12,241	25,174
Human Pharmaceuticals	638,088	25,306		1,586,388	43,633	40,934

Animal Health	335,256	23,638	(c)	601,601	20,844	23,518
Discontinued operations*				13,724	1,690	9
Unallocated	--	(22,995)		188,295	5,422	20,786
Eliminations	(4,058)	31		--	--	--
	$969,286	$25,980		$2,390,008	$71,589	$85,247

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

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2003	2002	2001	2003	2002	2001

United States	$784,800	$775,000	$580,100	$920,062	$959,800	$1,096,400
Norway	85,500	71,700	63,700	77,600	82,700	67,700
Denmark	69,800	48,400	41,200	73,500	59,100	49,000
United Kingdom	115,000	109,500	93,700	195,500	178,300	163,800
Germany	79,700	66,400	60,800	148,900	126,100	107,300

Other foreign (primarily Europe)*	162,485	159,762	129,786	124,641	123,013	127,530
	$1,297,285	$1,230,762	$969,286	$1,540,203	$1,529,013	$1,611,730

* Other foreign has been adjusted to exclude discontinued operations.

25.   Selected Quarterly Financial Data (unaudited):

	First Quarter		Second Quarter (a)		Third Quarter
	Reported	Restated (f)	Reported	Restated (f)	Reported	Restated (f)
2003
Total revenue	$302,237	$302,237	$333,018	$333,018	$315,380	$315,380
Gross profit	$127,016	$126,521	$140,033	$138,845	$118,101	$116,644
Net income	$7,537	$7,233	$(4,095)	$(4,825)	$1,198	$302
Earnings per common share
Basic	$0.15	$0.14	$(0.08)	$(0.09)	$0.02	$0.01
Diluted	$0.15	$0.14	$(0.08)	$(0.09)	$0.02	$0.01

	Fourth Quarter (b)		Total Year
	Reported	Restated (f)	Reported	Restated (f)
2003
Total revenue	$346,650	$346,650	$1,297,285	$1,297,285
Gross profit	$137,329	$135,599	$522,479	$517,609
Net income	$12,296	$11,123	$16,936	$13,833
Earnings per common share
Basic	$0.24	$0.21	$0.33	$0.27
Diluted	$0.24	$0.21	$0.32	$0.27

	First Quarter(d)	Second Quarter	Third Quarter	Fourth Quarter(e)	Full Year
2002
Total revenue	$270,541	$299,982	$320,094	$340,145	$1,230,762
Gross profit	$108,879	$132,289	$141,913	$142,507	$525,588
Net income	$(31,940)	$10,159	$(5,946)	$(71,934)	$(99,661)
Earnings per common share (c):
Basic	$(0.70)	$0.20	$(0.12)	$(1.40)	$(2.00)
Diluted	$(0.70)	$0.20	$(0.12)	$(1.40)	$(2.00)

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

  Restated amounts reflect an adjustment of previously reported inventory and cost of sales related to a vendor supply contract. (See Note 2B.)

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations. The guarantor subsidiaries have been restated. (See Note 2B.)The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$(3,372)	$5,105	$56,890	$--	$58,623
Accounts receivable, net	44,293	114,798	99,380	--	258,471
Inventories	75,732	114,707	127,405	(8,567)	309,277
Prepaid expenses and other	14,284	40,408	8,645	3,283	66,620
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,002,901	940,145	1,142,180	(4,085,226)	--
Total current assets	2,133,838	1,215,163	1,434,500	(4,090,510)	692,991

Property, plant & equipment, net	117,751	165,404	198,399	--	481,554
Goodwill	4,912	405,619	303,105	(2,657)	710,979
Intangible assets, net	49,318	179,714	118,638	--	347,670
Investment in subsidiaries	328,659	515,779	--	(844,438)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	35,708	12,231	48,135	--	96,074
Total assets	$2,670,186	$2,493,910	$2,102,777	$(4,937,605)	$2,329,268

Current liabilities:
Short term debt	$--	$9,500	$---	$--	$9,500
Long term debt, current portion	--	23,660	1,747	--	25,407
Accounts payable and accrued expenses	66,139	120,551	106,198	--	292,888
Accrued and deferred income taxes	16,108	163	14,205	--	30,476
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,086,637	1,846,492	1,152,097	(4,085,226)	--
Total current liabilities	1,168,884	2,000,366	1,274,247	(4,085,226)	358,271

Long term debt:
Senior	220,000	348,909	31,787	--	600,696
Convertible subordinated notes	181,553	--	--	--	181,553
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	14,175	--	24,508
Other non-current liabilities	5,166	1,481	25,604	--	32,251

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,092	--	--	--	8,092
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,059,104	12,605	491,137	(503,742)	1,059,104
Deferred stock cost	(2,667)	--	--	--	(2,667)
Retained earnings	(23,284)	82,810	187,792	(270,602)	(23,284)
Accumulated other comprehensive loss	95,784	--	78,035	(78,035)	95,784
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,131,989	95,415	756,964	(852,379)	1,1,131,989
Total liabilities & stockholders' equity	$2,670,186	$2,493,910	$2,102,777	$(4,937,605)	$2,329,268

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

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$318,661	$508,736	$588,735	$(118,847)	$1,297,285
Cost of sales	215,085	345,221	338,217	(118,847)	779,676
Gross profit	103,576	163,515	250,518	--	517,609
Selling, general and administrative expenses	97,227	140,666	180,521	--	418,414
Operating income (loss)	6,349	22,849	69,997	--	99,195
Interest expense	(56,046)	(5,102)	(2,460)	--	(63,608)
Other income (expense), net	(27,502)	29,264	(23,978)	--	(22,216)
Equity in earnings of subsidiaries	77,871	36,406	--	(114,277)	--
Income before taxes	672	83,417	43,559	(114,277)	13,371
Provision (benefit) for income taxes	(13,161)	5,546	7,153	--	(462)
Net income (loss)	$13,833	$77,871	$36,406	$(114,277)	$13,833

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