Form 10-Q/A
period 2003-03-31
ALPHARMA INC
filed 2004-06-02
CIK 730469

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

This amendment on the Form 10-Q of Alpharma Inc. (the "Company") is being filed solely to reflect changes necessitated by the Company's revision of its audited financial statements for the year ended December 2003. Items 1, 2 and 4 of Part 1 are the only items being amended hereby, and such amendments presents information as of the original date of the Form 10-Q. Items not being amended are presented for the convenience of the reader only.

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

PART I

ITEM 1. Financial Statements

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	March 31, 2003 (Restated)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 24,501	$ 23,872
Accounts receivable, net	239,197	234,327
Inventories	351,114	343,899
Prepaid expenses and other current assets	68,359	66,534
Assets of discontinued operations	2,731	2,797
Total current assets	685,902	671,429

Property, plant and equipment, net	473,447	482,273
Goodwill	674,479	671,912
Intangible assets, net	367,321	374,828
Assets of discontinued operations	6,619	6,666
Other assets and deferred charges	90,457	89,816

Total assets	$2,298,225	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 26,400	$ 28,592
Short-term debt	26,924	20,000
Accounts payable	138,029	134,568
Accrued expenses	158,015	165,758
Accrued and deferred income taxes	34,857	28,436
Liabilities of discontinued operations	1,423	1,247
Total current liabilities	385,648	378,601

Long-term debt:
Senior	454,011	471,561
Senior subordinated notes	200,588	200,293
Convertible subordinated notes	176,911	175,412
Deferred income taxes	37,738	38,706
Liabilities of discontinued operations	1,689	1,706
Other non-current liabilities	26,741	28,802
Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	7,990	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,050,101	1,046,802
Retained earnings (deficit)	(22,880)	(27,797)
Accumulated other comprehensive loss	(15,272)	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,014,899	1,001,843
Total liabilities and stockholders' equity	$2,298,225	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003 (Restated)	2002

Total revenue	$302,237	$270,541
Cost of sales	175,716	161,662
Gross profit	126,521	108,879
Selling, general and administrative expenses	84,188	75,715
Research and development	14,705	17,005
Operating income	27,628	16,159
Interest expense and amortization of debt issuance costs	(16,962)	(20,188)
Loss on extinguishment of debt	(692)	(48,689)
Other income (expense), net	689	579
Income (loss) from continuing operations before income taxes	10,663	(52,139)
Provision (benefit) for income taxes	2,920	(20,461)
Income (loss) from continuing operations	7,743	(31,678)

Discontinued operations (Note 15):
Loss from discontinued operations	(588)	(305)
Income tax (benefit)	(78)	(43)
Loss on discontinued operations	(510)	(262)

Net income (loss)	$7,233	$(31,940)

Earnings per common share:
Basic
Income (loss) from continuing operations	$0.15	$(0.70)
Loss from discontinued operations	$(0.01)	$ --
Net income (loss)	$ 0.14	$(0.70)
Diluted
Income (loss) from continuing operations	$0.15	$(0.70)
Loss from discontinued operations	$(0.01)	$ --
Net income (loss)	$ 0.14	$(0.70)

Dividends per common share	$0.045	$0.045

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2003 (Restated)		2002
Operating Activities:
Net income (loss)	$ 7,233		$(31,940)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,655		18,964
Interest accretion on convertible debt	1,795		1,885
Expenses for exchange of convertible notes, net of tax	--		29,306
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,447)		29,644
(Increase) decrease in inventory	(6,095)		(16,238)
Increase in accounts payable, accrued expenses and taxes payable	2,291		5,377
Increase in prepaid expenses	(1,905)		(5,323)
Other, net	(3,449)		4,101
Net cash provided by operating activities	20,078		35,776

Investing Activities:
Capital expenditures	(7,002)		(18,261)
Purchase of intangible assets	(479)		(2,885)
Net cash used in investing activities	(7,481)		(21,146)

Financing Activities:
Dividends paid	(2,316)		(2,302)
Reduction of senior long-term debt	(41,221)		(41,436)
Net advances under lines of credit	30,374		20,628
Proceeds from issuance of common stock	248		3,524
Net capital contribution of parent	2,267		--
Net cash used in financing activities	(10,648)		(19,586)

Net cash flows from exchange rate changes	(1,411)		(249)

Increase (decrease) in cash	538		(5,205)
Cash and cash equivalents at beginning of year	23,963	*	14,894
Cash and cash equivalents at end of period	$24,501		$ 9,689

*Includes $91 of cash included in discontinued operations.

See notes to the consolidated condensed financial statements.

Restatement of Financial Statements

      The Company has restated its consolidated Financial Statements for the quarter ended March 31, 2003, to adjust the previously reported inventory balances and cost of sales related to product purchased under a vendors supply contract. The 2003 amounts throughout the footnotes have been revised as a result of this restatement. See Note 1A.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2002 Annual Report on Form 10-K/A. The reported results for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

	Quarters Ended March 31,
	2003	2002

Net income (loss), as reported	$ 7,233	$(31,940)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,568	808

Pro forma net income (loss)	$5,665	$(32,748)

Earnings (loss) per share:
Basic-as reported	$0.14	$(0.70)
Basic-pro forma	$0.11	$(0.72)

Diluted-as reported	$0.14	$(0.70)
Diluted-pro forma	$0.11	$(0.72)

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

1A.   Financial Statement Restatement

      The Company has restated its Consolidated Financial Statements for the quarter ended March 31, 2003 to adjust the previously reported inventory balances and cost of sales related to products purchased under a vendor supply contract. The contract was the subject of an Amendment and Letter of Intent (the "A/LOI") entered into in January 2003 and effective January 1, 2003. The A/LOI included higher minimum purchase commitments for the Company and required the vendor to invoice Alpharma for products purchased subsequent to its effective date at a reduced price from that prevailing in the previous supply contract. The terms of the A/LOI, including the minimum purchase commitments and the reduced pricing were, however, subject to the successful negotiation and execution of a final agreement. To the extent a final agreement was not reached, the A/LOI provided that either party could terminate the agreement and, upon such termination, the vendor could retroactively invoice the Company for inventory purchases since January 1, 2003, at the higher previous supply contract price.

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

      The restatement reflects the difference between the higher prices in the previous supply contract and the lower A/LOI prices that were invoiced by the vendor for the first three months of 2003. The restatement results in increased cost of sales for the quarter ended March 31, 2003 and inventory at March 31, 2003 of $495 and $764 respectively, with a corresponding increase in accrued expenses at March 31, 2003 of $1,259. During 2004, the Company continues to purchase products from this vendor and has recorded these purchases at the higher previous supply contract price.

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

     The Company will determine the accounting for the $1,259 price differential that was recorded in accrued expenses at March 31, 2003, at the time it either completes its current negotiations for a new supply contract or when it has ceased doing business with the vendor. If the Company enters into a final agreement or a new supply agreement with the vendor, the price differential would be amortized over the units purchased under the agreement, which is analogous to the accounting for an up-front payment in Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." If the Company does not enter into a final agreement with the vendor and ceases its current supply arrangement, the price differential would be recognized in income at that time, which is analogous to the accounting for a gain contingency in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

     The restatement will lower previously reported gross profit, tax provision and net income as follows:

(Reduction)
Three Months Ended
March30,

Gross profit	$(495)
Tax provision (benefit)	$(191)
Net (loss) income	$(304)

      A summary of the effects of the restatement on the accompanying balance sheet as of March 31, 2003 and unaudited statements of operations for the three-month period ended March 31, 2003 follows:
	March 31, 2003
	Reported	Restated
Accounts receivable	$ 239,197	$ 239,197
Inventory	350,350	351,114
Other current assets	95,591	95,591
Current assets	685,138	685,902
Non current assets	1,612,323	1,612,323
Total assets	$2,297,461	$2,298,225

Current Liabilities	$ 384,580	$ 385,648
Long-term debt	831,510	831,510
Deferred taxes and other	66,168	66,168
Retained earnings (deficit)	(22,576)	(22,880)
Other stockholders' equity	1,037,779	1,037,779
Total liabilities and equity	$2,297,461	$2,298,225

	Three months Ended March 31, 2003
	Reported	Restated
Total revenue	$ 302,237	$ 302,237
Cost of sales	175,221	175,716
Gross profit	127,016	126,521
Operating expenses	98,893	98,893
Operating Income	28,123	27,628
Interest expense	(16,962)	(16,962)
Other, net	(3)	(3)
Income (loss) from continuing operations before provision for income taxes	11,158	10,663
Provision (benefit) for income taxes	3,111	2,920
Net income (loss) from continuing operations	8,047	7,743
Loss from discontinued operations	(510)	(510)
Net income (loss)	$ 7,537	$ 7,233
Earnings per diluted common share: Income (loss) from continuing operations	$ 0.16	$ 0.15
Loss from discontinued operations	$(0.01)	$(0.01)
Net income (loss)	$ 0.15	$ 0.14

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

3.      Inventories
Inventories consist of the following:	March 31, 2003	December 31, 2002

Finished product	$172,754	$178,708
Work-in-process	67,678	54,302
Raw materials	110,682	110,889
	$351,114	$343,899

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

      The 2001 Credit Facility has several financial covenants including a total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, senior secured debt to EBITDA, fixed charge coverage ratio and an interest coverage ratio (see Note 2).

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

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss) - basic	$7,233	$(31,940)
Adjustments under the if-converted converted method, net of tax	--	--
Adjusted net income (loss) - diluted	$7,233	$(31,940)

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

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive loss. Total comprehensive income (loss) amounted to approximately $12,061 and $(36,326) for the three months ended March 31, 2003 and 2002, respectively.

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

	Three Months Ended March 31,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$83,602	$69,063	$7,726	$5,813
API	30,786	19,337	16,849	9,373
HPI	114,388	88,400	24,575	15,186

USHP*	124,092	113,474	10,379	6,583
Total Human Pharmaceuticals	238,480	201,874	34,954	21,769

Animal Health	66,989	70,516	2,645	1,986

Unallocated and eliminations	(3,232)	(1,849)	(9,971)	(7,596)
	$302,237	$270,541	$27,628	$16,159

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operation. The guarantor subsidiaries have been restated. (See Note 1A). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of March 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,312	$ 7,028	$ 15,161	$ --	$ 24,501
Accounts receivable, net	34,237	111,187	93,773	--	239,197
Inventories	106,424	124,141	131,222	(10,673)	351,114
Prepaid expenses and other	23,049	31,491	10,585	3,234	68,359
Assets of discontinued operations			2,731		2,731
Intercompany receivables	1,428,602	2,046,943	954,194	(4,429,739)	--
Total current assets	1,594,624	2,320,790	1,207,666	(4,437,178)	685,902

Property, plant & equipment, net	121,806	167,986	183,655	--	473,447
Goodwill	1,250	406,624	266,605	--	674,479
Intangible assets, net	53,229	193,383	120,709	--	367,321
Investment in subsidiaries	829,762	497,159	--	(1,326,921)	--
Assets of discontinued operations			6,619		6,619
Other assets and deferred charges	42,302	11,582	36,573	--	90,457
Total assets	$2,642,973	$3,597,524	$1,821,827	$(5,764,099)	$2,298,225

Current liabilities:
Short term debt	--	17,000	9,924	--	26,924
Long term debt, current portion	--	24,800	1,600	--	26,400
Accounts payable and accrued expenses	72,377	127,349	96,318	--	296,044
Accrued and deferred income taxes	20,647	(222)	14,432	--	34,857
Liabilities of discontinued operations			1,423		1,423
Intercompany payables	1,371,577	2,050,209	1,007,953	(4,429,739)	--
Total current liabilities	1,464,601	2,219,136	1,131,650	(4,429,739)	385,648

Long term debt:
Senior	--	423,604	30,407	--	454,011
Convertible subordinated notes	176,912	200,587	--	--	377,499
Liabilities of discontinued operations			1,689		1,689
Deferred income taxes	(18,922)	39,206	17,454	--	37,738
Other non-current liabilities	5,483	1,565	19,693	--	26,741

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	7,990	--	--	--	7,990
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,050,101	693,078	493,272	(1,186,350)	1,050,101
Retained earnings	(22,880)	20,348	157,490	(177,838)	(22,880)
Accumulated other comprehensive loss	(15,272)	--	(29,828)	29,828	(15,272)
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,014,899	713,426	620,934	(1,334,360)	1,014,899
Total liabilities & stockholders' equity	$2,642,973	$3,597,524	$1,821,827	$(5,764,099)	$2,298,225

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

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$ 76,243	$ 121,720	$137,427	$(33,153)	$302,237
Cost of sales	47,474	79,251	82,144	(33,153)	175,716
Gross profit	28,769	42,469	55,283	--	126,521
Operating expenses	24,336	33,095	41,462	--	98,893
Operating income	4,433	9,374	13,821	--	27,628
Interest expense - 3rd parties	(3,798)	(12,415)	(749)	--	(16,962)
Other income (expense), net	798	(162)	(639)	--	(3)
Equity in earnings of subsidiaries	5,890	8,920	--	(14,810)	--

Income (loss) before taxes	7,323	5,717	12,433	(14,810)	10,663
Provision (benefit) for income taxes	90	(173)	3,003	--	2,920
Net income (loss) from continuing operations	$ 7,233	$ 5,890	$9,430	$(14,810)	$7,743
Net discontinued operations	-	-	(510)	-	(510)
Net Income (loss)	$7,233	$5,890	$8,920	$(14,810)	$7,233

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

Results of Operations - Three months ended March 31, 2003

      Total revenue increased $31.7 million (11.7%) in the three months ended March 31, 2003 compared to 2002. Operating income in 2003 was $27.6 million, an increase of $11.5 million compared to 2002. In 2002, the Company recorded a net loss of $31.9 million ($.70 per share) compared to net income of $7.5 million ($.14 per diluted share) in 2003. 2002 results include significant charges and expenses related to the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$83.5	$69.0	$ 7.7	$5.8
Active Pharmaceutical Ingredients ("API")	30.8	19.3	16.9	9.4
US Human Pharmaceuticals (USHP)	124.1	113.5	10.4	6.6
Total Human Pharmaceuticals	238.4	201.8	35.0	21.8
Animal Health	67.0	70.5	2.6	2.0
Unallocated and Eliminations	(3.2)	(1.8)	(10.0)	(7.6)
Total	$302.2	$270.5	$27.6	$16.2

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

Gross Profit

      On a Company-wide basis gross profit increased $17.6 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 42% as reported in 2003, versus 40% as reported in 2002. Included in 2002 is a reduction in margin of $5.3 million (2%) due to purchase accounting adjustments for the OPB.

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

      Research and development expenses decreased $2.3 million in 2003 due primarily to the timing of clinical studies mainly by USHP.

Operating Income

      Operating income increased by $11.5 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$5.8	$9.4	$6.6	$2.0	$(7.6)	$16.2

2002 severance and USHP purchase accounting	..4	..1	5.3	..9	1.1	7.8

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products, acquisitions and expenses	1.5	7.4	(1.5)	.4	(1.5)	6.3

2003 as reported	$7.7	$16.9	$10.4	$2.6	$(10.0)	$27.6

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

Financial Condition

      At March 31, 2003, stockholders' equity was $1,014.9 million compared to $1,001.8 million at December 31, 2002. The ratio of long-term debt to equity was 0.82:1 at March 31, 2003 and 0.85:1 at December 31, 2002.

      Working capital at March 31, 2003 was $300.3 million compared to $292.8 million at December 31, 2002. The current ratio was 1.78:1 at March 31, 2003 compared to 1.77:1 at December 31, 2002.

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

Alpharma Inc. (Registrant)

Date: June 2, 2004	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: June 2, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller