Form 10-Q/A
period 2003-06-30
ALPHARMA INC
filed 2004-06-02
CIK 730469

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

This amendment on the Form 10-Q of Alpharma Inc. (the "Company") is being filed solely to reflect changes necessitated by the Company's restatement of its audited financial statements for the year ended December 2003. Items 1, 2 and 4 of Part 1 are the only items being amended hereby, and such amendments presents information as of the original date of the Form 10-Q. Items not being amended are presented for the convenience of the reader only.

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

PART I

ITEM 1. Financial Statements

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	June 30, 2003 (Restated)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 18,394	$ 23,872
Accounts receivable, net	257,666	234,327
Inventories	359,150	343,899
Prepaid expenses and other current assets	64,605	66,534
Assets of discontinued operations	3,530	2,797
Total current assets	703,345	671,429

Property, plant and equipment, net	474,951	482,273
Goodwill	687,209	671,912
Intangible assets, net	360,511	374,828
Assets of discontinued operations	6,776	6,666
Other assets and deferred charges	87,505	89,816

Total assets	$2,320,297	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,544	$ 28,592
Short-term debt	15,118	20,000
Accounts payable	129,997	134,568
Accrued expenses	160,067	165,758
Accrued and deferred income taxes	32,631	28,436
Liabilities of discontinued operations	1,441	1,247
Total current liabilities	367,798	378,601

Long-term debt:
Senior	669,750	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes	178,430	175,412
Deferred income taxes	26,410	38,706
Liabilities of discontinued operations	1,684	1,706
Other non-current liabilities	27,469	28,802
Commitments and contingencies (see Note 10)
Stockholders' equity:
Class A Common Stock	8,018	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,053,723	1,046,802
Unearned compensation	(1,142)	--
Retained earnings (deficit)	(30,031)	(27,797)
Accumulated other comprehensive income (loss)	23,228	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,048,756	1,001,843
Total liabilities and stockholders' equity	$2,320,297	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003 (Restated)	2002	2003 (Restated)	2002

Total revenue	$333,018	$299,982	$635,255	$570,523
Cost of sales	194,173	167,693	369,889	329,355
Gross profit	138,845	132,289	265,366	241,168
Selling, general and administrative expenses	90,467	81,126	174,655	156,841
Research and development	15,670	15,936	30,375	32,941
Operating income	32,708	35,227	60,336	51,386
Interest expense and amortization of debt issuance costs	(15,875)	(18,716)	(32,837)	(38,904)
Loss on extinguishment of debt	(28,408)	--	(29,100)	(48,689)
Other income (expense), net	1,193	(1,745)	1,882	(1,166)
Income (loss) from continuing operations before income taxes	(10,382)	14,766	281	(37,373)
Provision (benefit) for income taxes	(6,032	4,595	(3,112)	(15,866)
Income (loss) from continuing operations	(4,350)	10,171	3,393	(21,507)

Discontinued operations (Note 15):
Loss from discontinued operations	(560)	(64)	(1,148)	(369)
Income tax (benefit)	(85)	(52)	(163)	(95)
Loss on discontinued operations	(475)	(12)	(985)	(274)

Net income (loss)	$(4,825)	$10,159	$2,408	$(21,781)

Earnings per common share:
Basic
Income (loss) from continuing operations	$(0.08)	$0.20	$0.07	$(0.44)
Loss from discontinued operations	$(0.01)	$ --	$(0.02)	$(0.01)
Net income (loss)	$(0.09)	$0.20	$0.05	$(0.45)
Diluted
Income (loss) from continuing operations	$(0.08)	$0.20	$0.07	$(0.44)
Loss from discontinued operations	$(0.01)	$ --	$(0.02)	$(0.01)
Net income (loss)	$(0.09)	$0.20	$0.05	$(0.45)

Dividends per common share	$0.045	$0.045	$0.09	$0.09

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2003 ( Restated)		2002
Operating Activities:
Net income (loss)	$2,408		$(21,781)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,583		39,014
Interest accretion on convertible debt	3,313		3,303
Expenses for exchange of convertible notes, net of tax	--		29,306
Write off of unamortized loan costs	6,909		--
Gain on sale of property	(2,294)		--
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(17,956)		15,905
Increase in inventory	(8,740)		(32,372)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(9,769)		10,855
Decrease (increase) in prepaid expenses	2,221		(3,334)
Other, net	(4,256)		8,717
Net cash provided by operating activities	19,419		49,613

Investing Activities:
Capital expenditures	(19,845)		(37,417)
Purchase of intangible assets	(797)		(4,783)
Proceeds from sale of property	2,355		--
Net cash used in investing activities	(18,287)		(42,200)

Financing Activities:
Dividends paid	(4,642)		(4,609)
Reduction of long-term debt	(248,587)		(47,757)
Issuance of senior unsecured debt	220,000		--
Net advances under lines of credit	23,145		36,792
Proceeds from issuance of common stock	2,756		4,715
Net capital contribution of parent	2,267		--
Net cash used in financing activities	(5,061)		(10,859)

Net cash flows from exchange rate changes	(1,177)		1,436

Decrease in cash	(5,106)		(2,010)
Cash and cash equivalents at beginning of year	23,963	**	14,894
Cash and cash equivalents at end of period	$18,857	*	$12,884

* Includes $463 of cash from discontinued operations.

** Includes $91 of cash from discontinued operations.

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousand of dollars, except per share data)
(Unaudited)

Restatement of Financial Statements

      The Company has restated its consolidated Financial Statements for the three and six months ended June 30, 2003, to adjust the previously reported inventory balances and cost of sales related to product purchased under a vendors supply contract. The 2003 amounts throughout the footnotes have been revised as a result of this restatement. See Note 1A.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2002 Annual Report on Form 10-K/A. The reported results for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$(4,825)	$10,159	$2,408	$(21,781)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,260	2,026	2,828	2,834

Pro forma net income (loss)	$(6,085)	$8,133	$ (420)	$(24,615)

Earnings (loss) per share:
Basic-as reported	$(0.09)	$0.20	$0.05	$(0.45)
Basic-pro forma	$(0.12)	$0.16	$(0.01)	$(0.51)

Diluted-as reported	$(0.09)	$0.20	$0.05	$(0.45)
Diluted-pro forma	$(0.12)	$0.16	$(0.01)	$(0.51)

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

1A.   Financial Statement Restatement

      The Company has restated its Consolidated Financial Statements for the three and six months ended June 30, 2003 to adjust the previously reported inventory balances and cost of sales related to products purchased under a vendor supply contract. The contract was the subject of an Amendment and Letter of Intent (the "A/LOI") entered into in January 2003 and effective January 1, 2003. The A/LOI included higher minimum purchase commitments for the Company and required the vendor to invoice Alpharma for products purchased subsequent to its effective date at a reduced price from that prevailing in the previous supply contract. The terms of the A/LOI, including the minimum purchase commitments and the reduced pricing were, however, subject to the successful negotiation and execution of a final agreement. To the extent a final agreement was not reached, the A/LOI provided that either party could terminate the agreement and, upon such termination, the vendor could retroactively invoice the Company for inventory purchases since January 1, 2003, at the higher previous supply contract price.

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

      The restatement reflects the difference between the higher prices in the previous supply contract and the lower A/LOI prices that were invoiced by the vendor for the first six months of 2003. The restatement results in increased cost of sales for the quarter and six months ended June 30, 2003 and inventory at June 30, 2003 of $1,188, $1,683 and $791 respectively, with a corresponding increase in accrued expenses at June 30, 2003 of $2,474. During 2004, the Company continues to purchase products from this vendor and has recorded these purchases at the higher previous supply contract price.

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

     The Company will determine the accounting for the $2,474 price differential that was recorded in accrued expenses at June 30, 2003, at the time it either completes its current negotiations for a new supply contract or when it has ceased doing business with the vendor. If the Company enters into a final agreement or a new supply agreement with the vendor, the price differential would be amortized over the units purchased under the agreement, which is analogous to the accounting for an up-front payment in Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." If the Company does not enter into a final agreement with the vendor and ceases its current supply arrangement, the price differential would be recognized in income at that time, which is analogous to the accounting for a gain contingency in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

     The restatement will lower previously reported gross profit, tax provision, and net income as follows:

(Reduction)
	Three Months Ended	Six Months Ended
	June 30,

Gross profit	$(1,188)	$(1,683)
Tax provision (benefit)	$(458)	$(649)
Net (loss) income	$(730)	$(1,034)

      A summary of the effects of the restatement on the accompanying balance sheet as of June 30, 2003 and unaudited statements of operations for the three and six-month periods ended June30, 2003 follows:
	June 30, 2003
	Reported	Restated
Accounts receivable	$ 257,666	$ 257,666
Inventory	358,359	359,150
Other current assets	86,529	86,529
Current assets	702,554	703,345
Non current assets	1,616,952	1,616,952
Total assets	$2,319,506	$2,320,297

Current Liabilities	$ 365,973	$ 367,798
Long-term debt	848,180	848,180
Deferred taxes and other	55,563	55,563
Retained earnings (deficit)	(28,997)	(30,031)
Other stockholders' equity	1,078,787	1,078,787
Total liabilities and equity	$2,319,506	$2,320,297

	Three months Ended June 30, 2003
	Reported	Restated
Total revenue	$ 333,018	$ 333,018
Cost of sales	192,985	194,173
Gross profit	140,033	138,845
Operating expenses	106,137	106,137
Operating Income	33,896	32,708
Interest expense	(15,875)	(15,875)
Other, net	(27,215)	(27,215)
Income (loss) from continuing operations before provision for income taxes	(9,194)	(10,382)
Provision (benefit) for income taxes	(5,574)	(6,032)
Net income (loss) from continuing operations	(3,620)	(4,350)
Loss from discontinued operations	(475)	(475)
Net income (loss)	$ (4,095)	$ (4,825)
Earnings per diluted common share: Income (loss) from continuing operations	$ (0.07)	$ (0.08)
Loss from discontinued operations	$(0.01)	$(0.01)
Net income (loss)	$ (0.08)	$ (0.09)

	Six months Ended June 30, 2003
	Reported	Restated
Total revenue	$ 635,255	$ 635,255
Cost of sales	368,206	369,889
Gross profit	267,049	265,366
Operating expenses	205,030	205,030
Operating Income	62,019	60,336
Interest expense	(32,837)	(32,837)
Other, net	(27,218)	(27,218)
Income (loss) from continuing operations before provision for income taxes	1,964	281
Provision (benefit) for income taxes	(2,463)	(3,112)
Net income (loss) from continuing operations	4,427	3,393
Loss from discontinued operations	(985)	(985)
Net income (loss)	$ 3,442	$ 2,408
Earnings per diluted common share: Income (loss) from continuing operations	$ 0.09	$ 0.07
Loss from discontinued operations	$(0.02)	$(0.02)
Net income (loss)	$ 0.07	$ 0.05

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

        Continued compliance with these financial covenants throughout 2003 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since 2001 the Company has reduced the amount of its outstanding debt as part of an overall de-leveraging plan. The de-leveraging plan includes expense, capital spending and working capital controls and possible sale of assets. Under this plan, the Company in the first quarter 2003 prepaid term debt of $35,000. In December 2002, the Company amended the 2001 Credit Facility which included covenant relief for certain fourth quarter charges and reduced the revolving line of credit by $150,000. In April 2003 the Company obtained an amendment excluding the costs related to the issuance of senior unsecured notes from all covenant calculations and changing the Senior Leverage Ratio to the Senior Secured Leverage Ratio. On an overall basis, senior debt and total debt at June 30, 2003 were $713,412 and $891,842, respectively, compared to $520,153 and $895,858, respectively, at December 31, 2002. Included in senior debt at June 30, 2003, was $220,000 of Senior Notes, previously classified as Senior Subordinated Notes (see Note 4 for further details). Based on operating profit and cash flow currently forecasted for 2003, the Company fully expects to comply with these covenants throughout 2003.

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

3.      Inventories

Inventories consist of the following:	June 30, 2003	December 31, 2002

Finished product	$189,051	$178,708
Work-in-process	68,009	54,302
Raw materials	102,090	110,889
	$359,150	$343,899

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

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) - basic	$(4,825)	$10,159	$2,408	$(21,781)
Adjustments under the if-converted method, net of tax	--	--	--	--
Adjusted net income (loss) - diluted	$(4,825)	$10,159	$2,408	$(21,781)

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

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $33,675 and $71,964 for the three months ended June 30, 2003 and 2002, respectively and $45,736 and $35,638 for the six months ended June 30, 2003 and 2002, respectively.

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

Three Months Ended June 30,
2003	2002		2003	2002
Revenues			Operating Income

IG	$97,030	$78,800	$9,931	$9,655
API	35,678	19,476	22,161	9,384
USHP*	132,410	123,888	7,146	18,213
Total Human Pharmaceuticals	265,118	222,164	39,238	37,252

Animal Health	68,803	78,449	3,010	6,938
Unallocated and eliminations	(903)	(631)	(9,540)	(8,963)
	$333,018	$299,982	$32,708	$35,227

	Six Months Ended June 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$180,632	$147,863	$17,657	$15,468
API	66,464	38,813	39,010	18,757
USHP*	256,502	237,362	17,525	24,796
Total Human Pharmaceuticals	503,598	424,038	74,192	59,021

Animal Health	135,792	148,965	5,655	8,924
Unallocated and eliminations	(4,135)	(2,480)	(19,511)	(16,559)
	$635,255	$570,523	$ 60,336	$ 51,386

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

ALPHARMA INC.
Consolidating Balance Sheet
As of June 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$2,777	$3,425	$12,192	$ --	$18,394
Accounts receivable, net	37,123	115,949	104,594	--	257,666
Inventories	103,371	129,928	136,825	(10,974)	359,150
Prepaid expenses and other	22,884	29,085	9,326	3,310	64,605
Assets of discontinued operations			3,530		3,530
Intercompany receivables	1,365,159	1,227,417	1,005,369	(3,597,945)	--
Total current assets	1,531,314	1,505,804	1,271,836	(3,605,609)	703,345

Property, plant & equipment, net	119,671	168,122	187,158	--	474,951
Goodwill	1,250	406,624	279,335	--	687,209
Intangible assets, net	51,914	189,058	119,539	--	360,511
Investment in subsidiaries	906,484	508,607	--	(1,415,091)	--
Assets of discontinued operations			6,776		6,776
Other assets and deferred charges	35,710	10,139	41,656	--	87,505
Total assets	$2,646,343	$2,788,354	$1,906,300	$(5,020,700)	$2,320,297

Current liabilities:
Short term debt	$ 9,000	$ --	$ 6,118	$ --	$ 15,118
Long term debt, current portion	25,540	1,400	1,604	--	28,544
Accounts payable and accrued expenses	70,630	120,505	98,929	--	290,064
Accrued and deferred income taxes	15,539	(2,642)	19,734	--	32,631
Liabilities of discontinued operations			1,441		1,441
Intercompany payables	684,067	1,885,084	1,028,794	(3,597,945)	--
Total current liabilities	804,776	2,004,347	1,156,620	(3,597,945)	367,798

Long term debt:
Senior	636,559	3,200	29,991	--	669,750
Convertible subordinated notes	178,430	--	--	--	178,430
Liabilities of discontinued operations			1,684		1,684
Deferred income taxes	(27,661)	39,005	15,066	--	26,410
Other non-current liabilities	5,483	1,613	20,373	--	27,469

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,018	--	--	--	8,018
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,053,723	684,557	494,380	(1,178,937)	1,053,723
Unearned compensation	(1,142)	--	--	--	(1,142)
Retained earnings	(30,031)	55,632	179,670	(235,302)	(30,031)
Accumulated other comprehensive loss	23,228	--	8,516	(8,516)	23,228
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,048,756	740,189	682,566	(1,422,755)	1,048,756
Total liabilities & stockholders' equity	$2,646,343	$2,788,354	$1,906,300	$(5,020,700)	$2,320,297

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

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$156,391	$251,037	$295,826	$(67,999)	$635,255
Cost of sales	103,547	165,479	168,862	(67,999)	369,889
Gross profit	52,844	85,558	126,964	--	265,366
Operating expenses	46,995	71,536	86,499	--	205,030
Operating income	5,849	14,022	40,465	--	60,336
Interest expense - 3rd parties	(31,514)	57	(1,380)	--	(32,837)
Other income (expense), net	(28,307)	282	807		(27,218)
Equity in earnings of subsidiaries	45,481	29,004	--	(74,485)	--

Income (loss) before taxes	(8,491)	43,365	39,892	(74,485)	281
Provision (benefit) for income taxes	(10,899)	(2,116)	9,903	--	(3,112)
Net income (loss) from continuing operations	$2,408	$45,481	$29,989	$(74,485)	$3,393
Net discontinued operations	-	-	(985)	-	(985)
Net income (loss)	$2,408	$45,481	$29,004	$(74,485)	$2,408

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$143,576	$235,419	$233,743	$(42,215)	$570,523
Cost of sales	92,411	144,518	134,641	(42,215)	329,355
Gross profit	51,165	90,901	99,102	--	241,168
Operating expenses	52,800	68,547	68,435	--	189,782
Operating income (loss)	(1,635)	22,354	30,667	--	51,386
Interest expense - 3rd parties	(34,266)	(281)	(4,357)	--	(38,904)
Other income (expense), net	(50,691)	2,406	(1,570)	--	(49,855)
Equity in earnings of subsidiaries	47,281	19,963	--	(67,244)	--

Income (loss) before taxes	(39,311)	44,442	24,740	(67,244)	(37,373)
Provision (benefit) for income taxes	(17,530)	(2,839)	4,503	--	(15,866)
Net income from continuing operations	$(21,781)	$47,281	$20,237	$(67,244)	$(21,507)
Net discontinued operations	-	-	(274)	-	(274)
Net income (loss)	$(21,781)	$47,281	$19,963	$(67,244)	$(21,781)

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

Current and other assets	$ 3,494
Intangible assets	6,349
Current liabilities	(1,431)
Long term liabilities	(1,684)
Net assets	$6,728

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

Results of Operations - Six months ended June 30, 2003

      Total revenue increased $64.7 million (11.1%) in the six months ended June 30, 2003 compared to 2002. Excluding foreign exchange, revenues increased approximately 5.4%. Operating income for the first six months of 2003 was $60.3 million, an increase of $9.0 million compared to 2002. In 2002, the Company recorded a net loss of $21.8 million ($.45 per share) compared to net income of $2.4 million ($.05 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million ($0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$180.6	$147.8	$17.7	$15.5
Active Pharmaceutical Ingredients ("API")	66.5	38.8	39.1	18.7
US Human Pharmaceuticals ("USHP")	256.5	237.4	17.52	24.8
Total Human Pharmaceuticals	503.6	424.0	74.3	59.0
Animal Health ("AH")	135.8	149.0	5.6	8.9
Unallocated and Eliminations	(4.1)	(2.5)	(19.6)	(16.5)
Total	$635.3	$570.5	$60.3	$51.4

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

Gross Profit

      On a Company-wide basis gross profit increased $24.2 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 41.8% in 2003, versus 42.3% in 2002. Included in 2002 is a reduction in margin of $5.3 million (1.9%) due to purchase accounting adjustments for the OPB. Included in 2003 are inventory write-offs of approximately $3.0 million for discontinued liquid products and $12.0 million in outside consulting expenses to remediate the USHP plants.

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

      Research and development expenses decreased $2.6 million in 2003 due primarily to the timing of clinical studies, mainly by USHP.

Operating Income

      Operating income increased by $9.0 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$15.5	$18.7	$24.8	$ 8.9	$(16.5)	$51.4

2002 severance and USHP purchase accounting	..4	..1	5.3	..9	1.1	7.8

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products and expenses	1.8	20.3	(12.6)	(3.5)	(2.2)	3.8

2003 as reported	$17.7	$39.1	$17.5	$5.6	$(19.6)	$60.3

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

Loss on extinguishment/conversion of debt

      Loss on extinguishment/conversion of debt was $29.1 million in 2003 compared to $48.7 million in 2002. The 2003 loss resulted from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and $6.2 million of deferred debt expense. In 2002 the Company incurred approximately $48.0 million of expense for two exchanges of common stock for $110 million of convertible debt. (See de-leveraging activities.)

Tax Provision

      The tax provision in 2003 was a benefit of $3.1 million compared to pre-tax income of $0.3 million. The abnormal tax relationship results from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental federal and state rate of approximately 39% while using an approximate 29% effective rate for all other income. The Company currently estimates its 2003 effective tax rate (excluding the extinguishment loss) at approximately 29%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast.

      The Company has recorded certain deferred tax assets for which it has provided no valuation allowances. Should it be determined in the future that it is no longer more likely than not that these deferred tax assets would be realized, a valuation allowance would be required that would serve to adversely impact operating results in the period recorded.

2003 Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for approximately $6.0 million. The net loss for this subsidiary of $.5 million and $.0 million for the three months ended June 30, 2003 and 2002, respectively and $1.0 million and $.3 million for the six months ended June 30, 2003 and 2002, respectively is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations.

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

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$97.0	$78.8	$9.9	$9.6
Active Pharmaceutical Ingredients ("API")	35.7	19.5	22.2	9.4
US Human Pharmaceuticals ("USHP")	132.4	123.9	7.1	18.2
Total Human Pharmaceuticals	265.1	222.2	39.2	37.2
Animal Health ("AH")	68.8	78.4	3.0	6.9
Unallocated and Eliminations	(.9)	(.6)	(9.5)	(8.9)
Total	$333.0	$300.0	$32.7	$35.2

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

Gross Profit

      On a Company-wide basis, gross profit increased $6.6 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 41.7% in 2003, versus 44.1% in 2002. Included in 2003 are inventory write-offs of $3.0 million for discontinued products and $5.0 million of spending on external consultants for remediation activities in USHP.

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

Operating Income

      Operating income decreased by $2.5 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$9.6	$9.4	$18.2	$ 6.9	$(8.9)	$35.2

Net margin improvement (decrease) due to volume, price, new products and expenses	.3	12.8	(11.1)	(3.9)	(.6)	(2.5)

2003 as reported	$9.9	$22.2	$ 7.1	$3.0	$(9.5)	$32.7

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

Financial Condition

      At June 30, 2003, stockholders' equity was $1,048.8 million compared to $1,001.8 million at December 31, 2002. The ratio of long-term debt to equity was 0.81:1 at June 30, 2003 and 0.85:1 at December 31, 2002.

      Working capital at June 30, 2003 was $335.5 million compared to $292.8 million at December 31, 2002. The current ratio was 1.91:1 at June 30, 2003 compared to 1.77:1 at December 31, 2002.

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

     During 2002, the FDA conducted reviews of the Company's Baltimore and Elizabeth manufacturing facilities. In connection with these reviews, the Company was issued several comments included in Form 483's issued by the FDA. As a result, the Company has responded to the FDA and is implementing an extensive remediation plan. The Company originally estimated the remediation costs incurred at its Baltimore site would total $30 million over 18-20 months, and costs incurred at its Elizabeth site would be $8 million in 2003. A total of $23 million in costs was expected to impact 2003. These estimates included both external spending on consultants and additional quality and manufacturing personnel to comply with cGMP requirements. Year-to-date 2003 costs amount to $19.3 million, of which $11.8 million relates to external consultants (see Footnote 10 for further details).

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

Alpharma Inc. (Registrant)

Date: June 2, 2004	/s/ Matthew T. Farrell Matthew T. Farrell Executive Vice President and Chief Financial Officer
Date: June 2, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller