Form 10-Q/A
period 2003-09-30
ALPHARMA INC
filed 2004-06-02
CIK 730469

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

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of September 30, 2003 and December 31, 2002	3
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	4
	Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
	Notes to Consolidated Condensed Financial Statements	6 - 27
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	29 - 38
Item 3	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4	Controls and Procedures	39 - 40
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	41
Item 6	Exhibits and Reports on Form 8-K	41
	Signatures	42

Part I

Item 1. Financial Statements

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	September 30, 2003 (Restated)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 21,248	$ 23,872
Accounts receivable, net	263,336	234,327
Inventories	340,365	343,899
Prepaid expenses and other current assets	62,130	66,534
Assets of discontinued operations	--	2,797
Total current assets	687,079	671,429

Property, plant and equipment, net	470,872	482,273
Goodwill	689,746	671,912
Intangible assets, net	354,022	374,828
Assets of discontinued operations	--	6,666
Assets held for sale	4,000	--
Other assets and deferred charges	81,832	89,816
Total assets	$2,287,551	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 28,298	$ 28,592
Short-term debt	--	20,000
Accounts payable	110,500	134,568
Accrued expenses	166,562	165,758
Accrued and deferred income taxes	29,252	28,436
Liabilities of discontinued operations	--	1,247
Total current liabilities	334,612	378,601

Long-term debt:
Senior	654,348	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes	179,983	175,412
Deferred income taxes	26,771	38,706
Liabilities of discontinued operations	--	1,706
Other non-current liabilities	28,448	28,802
Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	8,091	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,058,591	1,046,802
Unearned compensation	(2,847)	--
Retained earnings (deficit)	(32,065)	(27,797)
Accumulated other comprehensive income (loss)	36,659	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,063,389	1,001,843
Total liabilities and stockholders' equity	$2,287,551	$2,296,924

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (Restated)	2002	2003 (Restated)	2002

Total revenue	$315,380	$320,094	$950,635	$890,617
Cost of sales	198,736	178,181	568,625	507,536
Gross profit	116,644	141,913	382,010	383,081
Selling, general and administrative expenses	80,916	116,618	255,571	273,459
Research and development	14,989	16,698	45,364	49,639
Operating income	20,739	8,597	81,075	59,983
Interest expense and amortization of debt issuance costs	(15,671)	(18,870)	(48,508)	(57,774)
Loss on extinguishment of debt	--	--	(29,100)	(48,689)
Other income (expense), net	604	(1,294)	2,486	(2,460)
Income (loss) from continuing operations before income taxes	5,672	(11,567)	5,953	(48,940)
Provision (benefit) for income taxes	1,052	(5,884)	(2,060)	(21,750)
Income (loss) from continuing operations	4,620	(5,683)	8,013	(27,190)

Discontinued operations (Note 15):
Loss from discontinued operations (including loss on disposal of $3,716)	(4,407)	(315)	(5,555)	(684)
Income tax (benefit)	(89)	(52)	(252)	(147)
Loss on discontinued operations	(4,318)	(263)	(5,303)	(537)

Net income (loss)	$302	$(5,946)	$2,710	$(27,727)

Earnings per common share:
Basic
Income (loss) from continuing operations	$ 0.09	$(0.11)	$0.15	$(0.55)
Loss from discontinued operations	$(0.08)	$(0.01)	$(0.10)	$(0.01)
Net income (loss)	$ 0.01	$(0.12)	$0.05	$(0.56)
Diluted
Income (loss) from continuing operations	$ 0.09	$(0.11)	$0.15	$(0.55)
Loss from discontinued operations	$(0.08)	$(0.01)	$(0.10)	$(0.01)
Net income (loss)	$ 0.01	$(0.12)	$0.05	$(0.56)

Dividends per common share	$0.045	$0.045	$0.135	$0.135

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2003 (Restated)	2002
Operating Activities:
Net income (loss)	$2,710	$(27,727)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,173	61,204
Interest accretion on convertible debt	4,866	4,838
Amortization of debt costs	3,252	3,608
Expenses for exchange of convertible notes, net of tax	--	29,306
Write-off of unamortized loan costs	6,909	--
Gain on sale of property	(2,294)	--
Loss on disposal of discontinued operations	3,716	--
Impairment loss	--	37,100
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(15,511)	25,628
Decrease (Increase) in inventory	12,769	(28,316)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(28,133)	(6,838)
Decrease in prepaid expenses	4,649	894
Other, net	4,270	12,184
Net cash provided by operating activities	68,376	111,881

Investing Activities:
Capital expenditures	(33,315)	(56,940)
Purchase of intangible assets	(2,237)	(5,732)
Proceeds from sale of property	2,355	--
Net cash used in investing activities	(33,197)	(62,672)

Financing Activities:
Dividends paid	(6,978)	(6,920)
Reduction of long-term debt	(265,923)	(54,508)
Issuance of senior unsecured debt	220,000	--
Net advances under lines of credit	8,027	30,517
Proceeds from issuance of common stock	5,992	5,714
Net capital contribution from parent	2,267	--
Net cash used in financing activities	(36,615)	(25,197)

Net cash flows from exchange rate changes	(1,279)	2,294

(Increase) Decrease in cash	(2,715)	26,306
Cash and cash equivalents at beginning of year	23,963	14,894
Cash and cash equivalents at end of period	$21,248	$41,200

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

Restatement of Financial Statements

     The Company has restated its consolidated Financial Statements for the three and nine months ended September 30, 2003, to adjust the previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract. The 2003 amounts throughout the footnotes have been revised as a result of this restatement. See Note 1A.

1. General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2002 Annual Report on Form 10-K/A. The reported results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$302	$(5,946)	$2,710	$(27,727)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,209	1,592	4,037	4,426

Pro forma net income (loss)	$(907)	$(7,538)	$(1,327)	$(32,153)

Earnings (loss) per share:
Basic-as reported	$0.01	$(0.12)	$0.05	$(0.56)
Basic-pro forma	$ (0.02)	$(0.15)	$(0.03)	$(0.65)

Diluted-as reported	$0.01	$(0.12)	$0.05	$(0.56)
Diluted-pro forma	$ (0.02)	$(0.15)	$(0.03)	$(0.65)

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

1A.   Financial Statement Restatement

      The Company has restated its Consolidated Financial Statements for the three and nine months ended September 30, 2003 to adjust the previously reported inventory balances and cost of sales related to products purchased under a vendor supply contract. The contract was the subject of an Amendment and Letter of Intent (the "A/LOI") entered into in January 2003 and effective January 1, 2003. The A/LOI included higher minimum purchase commitments for the Company and required the vendor to invoice Alpharma for products purchased subsequent to its effective date at a reduced price from that prevailing in the previous supply contract. The terms of the A/LOI, including the minimum purchase commitments and the reduced pricing were, however, subject to the successful negotiation and execution of a final agreement. To the extent a final agreement was not reached, the A/LOI provided that either party could terminate the agreement and, upon such termination, the vendor could retroactively invoice the Company for inventory purchases since January 1, 2003, at the higher previous supply contract price.

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

      The restatement reflects the difference between the higher prices in the previous supply contract and the lower A/LOI prices that were invoiced by the vendor for the first nine months of 2003. The restatement results in increased cost of sales for the quarter and nine months ended September 30, 2003 and inventory at September 30, 2003 of $1,457, $3,140 and $1,054, respectively, with a corresponding increase in accrued expenses at September 30, 2003 of $4,194. During 2004, the Company continues to purchase products from this vendor and has recorded these purchases at the higher previous supply contract price.

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

     The Company will determine the accounting for the $4,194 price differential that was recorded in accrued expenses at September 30, 2003, at the time it either completes its current negotiations for a new supply contract or when it has ceased doing business with the vendor. If the Company enters into a final agreement or a new supply agreement with the vendor, the price differential would be amortized over the units purchased under the agreement, which is analogous to the accounting for an up-front payment in Emerging Issues Task Force No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." If the Company does not enter into a final agreement with the vendor and ceases its current supply arrangement, the price differential would be recognized in income at that time, which is analogous to the accounting for a gain contingency in Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

     The restatement will lower previously reported gross profit, tax provision, and net income as follows:

(Reduction)
	Three Months Ended	Nine Months Ended
	September 30,

Gross profit	$(1,457)	$(3,140)
Tax provision (benefit)	$(561)	$(1,210)
Net (loss) income	$(896)	$(1,930)

      A summary of the effects of the restatement on the accompanying balance sheet as of September 30, 2003 and unaudited statements of operations for the three and nine-month periods ended September 30, 2003 follows:
	September 30, 2003
	Reported	Restated
Accounts receivable	$ 263,336	$ 263,336
Inventory	339,311	340,365
Other current assets	83,378	83,378
Current assets	686,025	687,079
Non current assets	1,600,472	1,600,472
Total assets	$2,286,497	$2,287,551

Current Liabilities	$ 331,628	$ 334,612
Long-term debt	834,331	834,331
Deferred taxes and other	55,219	55,219
Retained earnings (deficit)	(30,135)	(32,065)
Other stockholders' equity	1,095,454	1,095,454
Total liabilities and equity	$2,286,497	$2,287,551

	Three months Ended September 30, 2003
	Reported	Restated
Total revenue	$ 315,380	$ 315,380
Cost of sales	197,279	198,736
Gross profit	118,101	116,644
Operating expenses	95,905	95,905
Operating Income	22,196	20,739
Interest expense	(15,671)	(15,671)
Other, net	604	604
Income (loss) from continuing operations before provision for income taxes	7,129	5,672
Provision (benefit) for income taxes	1,613	1,052
Net income (loss) from continuing operations	5,516	4,620
Loss from discontinued operations	(4,318)	(4,318)
Net income (loss)	$ 1,198	$ 302
Earnings per diluted common share: Income (loss) from continuing operations	$ 0.10	$ 0.09
Loss from discontinued operations	$(0.08)	$(0.08)
Net income (loss)	$ 0.02	$ 0.01

	Nine months Ended September 30, 2003
	Reported	Restated
Total revenue	$ 950,635	$ 950,635
Cost of sales	565,485	568,625
Gross profit	385,150	382,010
Operating expenses	300,935	300,935
Operating Income	84,215	81,075
Interest expense	(48,508)	(48,508)
Other, net	(26,614)	(26,614)
Income (loss) from continuing operations before provision for income taxes	9,093	5,953
Provision (benefit) for income taxes	(850)	(2,060)
Net income (loss) from continuing operations	9,943	8,013
Loss from discontinued operations	(5,303)	(5,303)
Net income (loss)	$ 4,640	$ 2,710
Earnings per diluted common share: Income (loss) from continuing operations	$ 0.19	$ 0.15
Loss from discontinued operations	$(0.10)	$(0.10)
Net income (loss)	$ 0.09	$ 0.05

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

3.      Inventories

Inventories consist of the following:	September 30, 2003	December 31, 2002

Finished product	$174,369	$178,707
Work-in-process	63,740	54,302
Raw materials	102,256	110,890
	$340,365	$ 343,899

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

      A reconciliation of net income (loss) used for basic to diluted EPS is as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) - basic	$302	$(5,946)	$2,710	$(27,727)
Adjustments under the if-converted method, net of tax	--	--	--	--
Adjusted net income (loss) - diluted	$302	$(5,946)	$2,710	$(27,727)

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

9.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $13,733 and $(4,222) for the three months ended September 30, 2003 and 2002, respectively and $59,469 and $31,416 for the nine months ended September 30, 2003 and 2002, respectively.

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

	Three Months Ended September 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$87,963	$81,466	$6,176	$9,777
API	24,349	19,526	7,877	8,147
USHP*	131,676	135,416	8,617	26,272
Total Human Pharmaceuticals	243,988	236,408	22,670	44,196

Animal Health	73,914	84,594	7,139	(27,002)

Unallocated and eliminations	(2,522)	(908)	(9,070)	(8,597)
	$315,380	$320,094	$20,739	$ 8,597

Nine Months Ended September 30,
2003		2002	2003	2002
Revenues			Operating Income

IG	$268,595	$229,329	$ 23,833	$25,245
API	90,813	58,339	46,887	26,904
USHP*	388,178	372,778	26,142	51,068
Total Human Pharmaceuticals	747,586	660,446	96,862	103,217

Animal Health	209,706	233,559	12,794	(18,078)

Unallocated and eliminations	(6,657)	(3,388)	(28,581)	(25,156)
	$950,635	$890,617	$ 81,075	$ 59,983

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

ALPHARMA INC.
Consolidating Balance Sheet
As of September 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 4,066	$ 2,141	$ 15,041	$ --	$ 21,248
Accounts receivable, net	34,258	116,242	112,836	--	263,336
Inventories	94,534	131,016	125,436	(10,621)	340,365
Prepaid expenses and other	22,135	27,251	9,559	3,185	62,130
Intercompany receivables	1,443,098	1,145,204	1,026,389	(3,614,691)	--
Total current assets	1,598,091	1,421,854	1,289,261	(3,622,127)	687,079

Property, plant & equipment, net	117,736	166,207	190,929	--	474,872
Goodwill	1,250	406,624	281,872	--	689,746
Intangible assets, net	50,616	184,732	118,674	--	354,022
Investment in subsidiaries	224,670	503,553	--	(728,223)	--
Other assets and deferred charges	35,757	7,885	38,190	--	81,832
Total assets	$2,028,120	$2,690,855	$1,918,926	$(4,350,350)	$2,287,551

Current liabilities:
Short term debt	$ --	$ --	$ --	$ --	$ --
Long term debt, current portion	--	26,640	1,658	--	28,298
Accounts payable and accrued expenses	69,974	114,886	92,202	--	277,062
Accrued and deferred income taxes	15,032	(8,393)	22,613	--	29,252
Intercompany payables	681,964	1,891,716	1,041,011	(3,614,691)	--
Total current liabilities	766,970	2,024,849	1,157,484	(3,614,691)	334,612

Long term debt:
Senior	220,000	403,694	30,654	--	654,348
Convertible subordinated notes	--	179,983	--	--	179,983
Deferred income taxes	(27,661)	39,005	15,427	-	26,771
Other non-current liabilities	5,422	2,011	21,015	--	28,448

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,091	--	--	--	8,091
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,058,591	12,605	494,734	(507,339)	1,058,591
Unearned compensation	(2,847)	--	--	--	(2,847)
Retained earnings	(32,065)	28,708	178,301	(207,009)	(32,065)
Accumulated other comprehensive loss	36,659	--	21,311	(21,311)	36,659
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,063,389	41,313	694,346	(735,659)	1,063,389
Total liabilities & stockholders' equity	$2,028,120	$2,690,855	$1,918,926	$(4,350,350)	$2,287,551

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

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$224,878	$382,685	$431,798	$(88,726)	$950,635
Cost of sales	149,267	256,542	251,542	(88,726)	568,625
Gross profit	75,611	126,143	180,256	--	382,010
Operating expenses	68,898	102,389	129,648	--	300,935
Operating income	6,713	23,754	50,608	--	81,075
Interest expense - 3rd parties	(11,451)	(35,101)	(1,956)	--	(48,508)
Other income (expense), net	(27,749)	221	914	-	(26,614)
Equity in earnings of subsidiaries	24,374	27,635	--	(52,009)	--

Income (loss) before taxes	(8,113)	16,509	49,566	(52,009)	5,953
Provision (benefit) for income taxes	(10,823)	(7,865)	16,628	--	2,060)
Net income (loss) from continuing operations	2,710	24,374	32,938	(52,009)	8,013
Net discontinued operations	--	--	(5,303)	--	(5,303)
Net income (loss)	$2,710	$24,374	$27,635	$52,009)	$2,710

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

Results of Operations - Nine months ended September 30, 2003

      Total revenue increased $60.0 million (6.7%) in the nine months ended September 30, 2003 compared to 2002. Foreign exchange accounted for approximately $45 million of this increase. In 2002, the Company recorded a net loss from continuing operations of $27.2 million ($.55 per share) compared to $8.0 million ($.15 per diluted share) in 2003. 2003 results include a pre-tax charge of $28.4 million (0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of Senior Notes due 2011. 2002 results include significant charges and expenses related to the impairment of assets related to an Animal Health product, the required acquisition accounting for the Faulding Oral Pharmaceuticals Business ("OPB"), de-leveraging activities and severance related to reorganization and restructuring. These charges and expenses lowered net income by $58.9 million ($1.19 per diluted share). See 2002 identified transactions.

The following summarizes revenues and operating income by segment:

Nine Months Ended September 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$268.6	$229.3	$23.8	$25.3
Active Pharmaceutical Ingredients ("API")	90.8	58.3	46.9	26.9
US Human Pharmaceuticals ("USHP")	388.2	372.8	26.2	51.1
Total Human Pharmaceuticals	747.6	660.4	96.9	103.3
Animal Health ("AH")	209.7	233.6	12.8	(18.1)
Unallocated and Eliminations	(6.7)	(3.4)	(28.6)	(25.2)
Total	$950.6	$890.6	$81.1	$60.0

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

Gross Profit

      On a Company-wide basis gross profit increased $1.1 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 40.2% in 2003, versus 43.0% in 2002. Included in 2002 is a reduction in margin of $5.3 million due to purchase accounting adjustments for the OPB and $1.4 million related to the AH product impairment. Included in 2003 are inventory write-offs of approximately $7.2 million for discontinued liquid products and $16.0 million in outside consulting expenses to remediate the USHP plants.

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

      Research and development expenses decreased $4.3 million in 2003 due to the timing of clinical studies, mainly by USHP and planned reductions by AH.

Operating Income

      Operating income increased by $21.1 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002	$25.3	$26.9	$51.1	$ (18.1)	$(25.2)	$60.0

2002 severance, USHP purchase accounting and AH impairment	..4	..1	5.3	38.0	1.1	44.9

2003 severance	---	---	---	(.7)	(2.0)	(2.7)

Net margin improvement (decrease) due to volume, price, new products and expenses	(1.9)	19.9	(30.2)	(6.4)	(2.5)	(21.1)

2003	$ 23.8	$46.9	$26.2	$12.8	$(28.6)	$81.1

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

Tax Provision

      The tax provision in 2003 was a benefit of $2.1 million compared to pre-tax income of $6.0 million. The tax relationship results from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental federal and state rate of approximately 39% while using an approximate 26% effective rate for all other income. The Company currently estimates its 2003 effective tax rate (excluding the extinguishment loss) at approximately 26%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast. In the third quarter the Company lowered its estimated effective tax rate by 3% to reflect revised estimates of 2003 earnings.

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

The following summarizes revenues and operating income by segment:

Three Months Ended September 30,	Revenues		Operating Income (loss)
	2003	2002	2003	2002
International Generics ("IG")	$88.0	$81.5	$6.2	$9.8
Active Pharmaceutical Ingredients ("API")	24.3	19.5	7.8	8.1
US Human Pharmaceuticals ("USHP")	131.7	135.4	8.6	26.3
Total Human Pharmaceuticals	244.0	236.4	22.6	44.2
Animal Health ("AH")	73.9	84.6	7.2	(27.0)
Unallocated and Eliminations	(2.5)	(.9)	(9.1)	(8.6)
Total	$315.4	$320.1	$20.7	$ 8.6

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

Gross Profit

      On a Company-wide basis, gross profit decreased $25.3 million in 2003 compared to 2002. As a percentage of sales, overall gross profit was 37.0% in 2003, versus 44.3% in 2002. Included in 2003 are inventory write-offs of $4.0 million primarily for discontinued and outdated products and $4.0 million of spending on external consultants for remediation activities in USHP. Included in 2002 is $1.4 million of charges related to the impairment of an Animal Health product.

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

Operating Income

      Operating income increased by $12.1 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2002 as reported	$9.8	$8.1	$26.3	$ (27.0)	$(8.6)	$8.6

2002 Reporcin Impairment loss	--	--	--	37.1	--	37.1
Net margin improvement (decrease) due to volume, price, new products and expenses	(3.6)	(.3)	(17.7)	(2.9)	(0.5)	(25.0)

2003 as reported	$ 6.2	$ 7.8	$8.6	$7.2	$(9.1)	$20.7

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

Financial Condition

      At September 30, 2003, stockholders' equity was $1,063.4 million compared to $1,001.8 million at December 31, 2002. The ratio of long-term debt to equity was 0.78:1 at September 30, 2003 and 0.84:1 at December 31, 2002.

      Working capital at September 30, 2003 was $352.5 million compared to $296.2 million at December 31, 2002. The current ratio was 2.05:1 at September 30, 2003 compared to 1.79:1 at December 31, 2002.

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

*   Previously filed with the Company's original September 30, 2003 quarterly report on Form 10-Q.

**  Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(b)      Reports on Form 8-K

          On October 27, 2003, the Company filed a report on Form 8-K reporting in Item 12 and attaching its press release reporting its third quarter financial results.

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