Form 10-Q
period 2004-06-30
ALPHARMA INC
filed 2004-08-05
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended June 30, 2004	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 22, 2004:
Class A Common Stock, $.20 par value -- 40,602,332 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of June 30, 2004 and December 31, 2003	3
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2004 and 2003	4
	Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	5
	Notes to Consolidated Condensed Financial Statements	6 - 29
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	30 - 41
Item 3	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4	Controls and Procedures	41 - 42
PART II. Item 1	OTHER INFORMATION Legal Proceedings	43
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	43
Item 4	Submission of Matters to a Vote of Security Holders	43
Item 6	Exhibits and Reports on Form 8-K	43 - 44
	Signatures	45

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,114	$ 58,623
Accounts receivable, net	249,534	258,471
Inventories	327,694	309,277
Prepaid expenses and other current assets	69,574	66,620
Assets held for sale	6,562	--
Total current assets	684,478	692,991

Property, plant and equipment, net	457,639	481,554
Goodwill	705,725	710,979
Intangible assets, net	323,157	347,670
Other assets and deferred charges	85,682	96,074

Total assets	$2,256,681	$2,329,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18,676	$ 25,407
Short-term debt	20,114	9,500
Accounts payable	152,290	122,780
Accrued expenses	172,827	170,108
Accrued and deferred income taxes	26,007	30,476
Liabilities held for sale	1,902	--
Total current liabilities	391,816	358,271

Long-term debt:
Senior	537,631	600,696
Convertible subordinated notes	160,328	181,553
Deferred income taxes	27,999	24,508
Other non-current liabilities	30,672	32,251
Commitments and contingencies (see Note 13)

Stockholders' equity:
Class A Common Stock	8,207	8,092
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,068,708	1,059,104
Unearned compensation	(7,535)	(2,667)
Accumulated deficit	(30,548)	(23,284)
Accumulated other comprehensive income	74,483	95,784
Treasury stock, at cost	(7,455)	(7,415)
Total stockholders' equity	1,108,235	1,131,989
Total liabilities and stockholders' equity	$2,256,681	$2,329,268

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003

Total revenue	$315,975	$333,018	$627,636	$635,255
Cost of sales	187,702	194,173	381,369	369,889
Gross profit	128,273	138,845	246,267	265,366
Selling, general and administrative expenses	91,619	90,467	190,575	174,655
Research and development	22,769	15,670	38,466	30,375
Asset impairments and other - Aquatics	9,474	--	9,474	--
Operating income	4,411	32,708	7,752	60,336
Interest expense and amortization of debt issuance costs	(14,632)	(15,875)	(29,127)	(32,837)
Loss on extinguishment of debt	(1,934)	(28,408)	(2,795)	(29,100)
Other income (expense), net	13,009	1,193	20,720	1,882
Income (loss) from continuing operations before income taxes	854	(10,382)	(3,450)	281
Provision (benefit) for income taxes	260	(6,032)	(903)	(3,112)
Income (loss) from continuing operations	594	(4,350)	(2,547)	3,393

Loss on discontinued operations, net	--	(475)	--	(985)

Net income (loss)	$ 594	$(4,825)	$(2,547)	$2,408

Earnings per common share:
Basic
Income (loss) from continuing operations	$0.01	$(0.08)	$(0.05)	$ 0.07
Loss from discontinued operations	$ --	$(0.01)	$ --	$(0.02)
Net income (loss)	$0.01	$(0.09)	$(0.05)	$ 0.05
Diluted
Income (loss) from continuing operations	$ 0.01	$(0.08)	$(0.05)	$ 0.07
Loss from discontinued operations	$ --	$(0.01)	$ --	$(0.02)
Net income (loss)	$0.01	$ (0.09)	$(0.05)	$ 0.05

Dividends per common share	$0.045	$0.045	$0.09	$ 0.09

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net income (loss)	$(2,547)	$ 2,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,847	47,583
Amortization of loan costs	1,401	2,432
Interest accretion on convertible debt	3,230	3,313
Other non-cash items	16,713	4,615
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	3,741	(17,956)
(Increase) in inventory	(26,901)	(8,740)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	32,315	(9,769)
(Increase) decrease in prepaid expenses	(3,418)	2,221
Other, net	945	(6,688)
Net cash provided by operating activities	73,326	19,419

Investing Activities:
Capital expenditures	(18,717)	(19,845)
Purchase of intangible assets	(549)	(797)
Purchase of Wynco	(12,857)	--
Proceeds from sale of property	17,000	2,355
Net cash used in investing activities	(15,123)	(18,287)

Financing Activities:
Dividends paid	(4,717)	(4,642)
Reduction of long-term debt	(144,246)	(248,587)
Net advances under lines of credit	60,614	243,145
Proceeds from issuance of common stock	3,493	2,756
Purchase of treasury stock	(40)	--
Net capital contribution of parent	--	2,267
Net cash used in financing activities	(84,896)	(5,061)

Net cash flows from exchange rate changes	(816)	(1,177)

Increase (decrease) in cash	(27,509)	(5,106)
Cash and cash equivalents at beginning of year	58,623	23,963	*
Cash and cash equivalents at end of period	$31,114	$18,857

*Includes $91 of cash included in discontinued operations.

See notes to the consolidated condensed financial statements.

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2003 Annual Report on Form 10-K/A. The reported results for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Options and Employee Stock Purchase Plan

     At June 30, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$594	$ (4,825)	$(2,547)	$2,408
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	511	--	844	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,415	1,260	2,723	2,828

Pro forma net income (loss)	$(310)	$(6,085)	$(4,426)	$(420)

Earnings (loss) per share:
Basic-as reported	$ 0.01	$(0.09)	$(0.05)	$0.05
Basic-pro forma	$(0.01)	$(0.12)	$(0.09)	$(0.01)

Diluted-as reported	$ 0.01	$(0.09)	$(0.05)	$0.05
Diluted-pro forma	$(0.01)	$(0.12)	$(0.09)	$(0.01)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:
Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	2004	2003

Expected life (years)	3.63	4.00	3.63	4.20
Expected future dividend yield (average)	0.90%	0.94%	0.89%	0.98%
Expected volatility	0.55	0.60	0.55	0.60

     The risk-free interest rates for 2004 and 2003 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rates for the three months ended June 30, 2004 and 2003 amounted to 3.7% and 2.6%, respectively. The weighted average interest rates for the six months ended June 30, 2004 and 2003 amounted to 3.4% and 2.7%, respectively. The weighted average fair value of options granted during the three months ended June 30, 2004 and 2003 with exercise prices equal to fair market value on the date of grant was $9.25 and $9.22, respectively. The weighted average fair value of options granted during the six months ended June 30, 2004 and 2003 with exercise prices equal to fair market value on the date of grant was $9.36 and $8.82, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units that are valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit has a potential value between zero and $200. In 2004, approximately 91,082 performance units were granted under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2006. In accordance with Statement of Financial Accounting Standard ("SFAS") 5, "Accounting for Contingencies", the future outcome of the Company's performance measured against peer companies is undeterminable, and therefore the Company has not established a reserve for potential future costs. The potential costs would be $9,108 in 2006 if 100% of target is achieved, and potentially up to $18,216 upon exceeding target. If the Company had made the computation as of June 30, 2004, the liability would be zero.

2.     Liquidity and Capital Resources

       In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") on a rolling four quarter basis is important to many of these tests. These covenants have been amended from time to time, including an amendment made in August 2004.

       Compliance with these financial covenants in 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $260,000 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at June 30, 2004 were $576,421 and $736,749, respectively, compared to $635,603 and $817,156, respectively, at December 31, 2003.

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2004 has been negatively affected by corrective actions related to the Company's response to FDA Form 483s issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant, production delays and interruptions at the Elizabeth plant, and no new product introductions during 2003 or through June 30, 2004, from either plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site will be withheld pending a successful follow-up inspection. The Company has no control over the timing of this follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed and the Company expects an FDA re-inspection in the upcoming months. The Company expects to complete substantially all of the FDA compliance enhancement plan in Baltimore by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon results of future inspections performed by the respective Baltimore and New Jersey Districts of the FDA. (See Note 13 for further details.)

      The Company remained in compliance with all its debt covenants at June 30, 2004, with approximately $25,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio.

      The Company developed its business and financial plan for 2004 and has continued to evaluate its flexibility in complying with each of the financial covenants as part of this process. The Company's most recent operating income forecast indicates that by the fourth quarter 2004, without the launch of new products by USHP, the Company would have minimal flexibility in regard to the interest coverage ratio and the total leverage ratio covenant. To increase flexibility, the Company has requested and received an amendment which reduces the interest coverage ratio from 3.50:1.00 to 3.00:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increases the permitted leverage ratio from 4.00:1:00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses to be excluded from the calculation of EBITDA. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. However, during 2004, the Company is making significant investments in inventory related to gabapentin that is subject to final regulatory approval and litigation. Capital expenditures were $19,266 for the six months ended June 30, 2004 compared to $20,642 for the six months ended June 30, 2003.

• Reduce operating costs. The Company continues to evaluate actions to reduce its cost base throughout 2004 and beyond.

• Continue to sell certain assets. In the first quarter of 2004, the Company bought the outstanding 50% of its Wynco joint venture and resold it within the first quarter generating approximately $4,000 of incremental cash. In July 2004, the Company completed the sale of the Aquatic Animal Health operations to an employee group for approximately $3,900 and possible future contingent proceeds. The Company has engaged investment bankers to explore the possible sale of certain other assets.

It is possible that, if completed, certain of the divestitures could result in losses of up to $100,000. In addition, the potential divestitures could be dilutive to the Company's continuing earnings per share. There is no guarantee any divestiture will be completed.

• Reduce subordinated convertible debt by issuing common stock. At June 30, 2004, the Company has $160,328 of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. In the second quarter, the Company repurchased a portion of its 5.75% convertible debt to the level required to maintain compliance with its loan covenants.

• Obtaining amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at June 30, 2004 the amount outstanding was $356,421 (a reduction of $265,579). The Company has obtained amendments as follows:

• In the fourth quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges of up to $10,000 from EBITDA and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions.

• In May 2004, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to issue up to $200,000 of senior subordinated notes to refinance the existing convertible notes, to prepay a local currency mortgage secured loan of approximately $32,000, modify the requirements to prepay debt facilities with proceeds from the potential sale of certain assets/businesses, allow for certain covenant add-backs associated with gabapentin inventory and other minor items.

• In August 2004, the 2001 Credit Facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio from 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses to be excluded from the calculation of EBITDA.

      The Company believes that its performance in the reduction of the 2001 Credit Facility, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions, it will endeavor to take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance.

3.      Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003

Finished product	$154,972	$163,141
Work-in-process	56,780	64,503
Raw materials	115,942	81,633
	$327,694	$309,277

Excluded in the June 30, 2004 amounts is inventory of the Aquatic Animal Health Group of $3,084 that is classified as assets held for sale.

     Also included in the June 30, 2004 amounts are raw materials and finished product totaling approximately $21,099 and $12,638, respectively, related to one product, gabapentin, that is subject to final regulatory approval and litigation. The raw material for gabapentin has a shelf life of approximately 4 years and finished goods when produced have a 2 year dating. At June 30, 2004, and December 31, 2003, $15,500 and $12,498, respectively, of raw materials previously included in inventories have been reclassified to prepaid expenses and other, as the cost of the raw materials will be recoverable upon receipt of replacement inventory. Upon receipt, the raw materials will be reclassified as inventory. (See Note 13 for additional information.)

4.      Long-Term Debt

Long-term debt consists of the following:
	June 30,	December 31,
	2004	2003
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$ 59,970	$ 85,603
Term B	226,337	285,766
Revolving credit	50,000	--
	336,307	371,369

8.625% Senior Notes due 2011	220,000	220,000
Industrial Development Revenue Bonds	--	1,200

Denominated in Other Currencies	--	33,534
Total senior long-term debt	556,307	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion (the "06 Notes")	150,576	147,346
5.75% Convertible Subordinated Notes due 2005	9,752	34,207
Total subordinated debt	160,328	181,553

Total long-term debt	716,635	807,656
Less, current maturities	18,676	25,407
	$697,959	$782,249

     The Company prepaid $50 million and $25 million of the Term A and Term B loans in the first and second quarters of 2004. In the first quarter of 2003, the Company paid $35 million of the Term A and Term B loans by drawing on the revolving credit facility. As a result, the Company recognized pre-tax charges of $861, $376 and $692 in the first and second quarters of 2004 and the first quarter of 2003, respectively, as a loss on extinguishment of debt.

     In May 2004, the Company's Norwegian subsidiary prepaid approximately $32,000 of mortgage notes payable in Norwegian Kroner and recorded a loss of $885 on extinguishment of debt.

     On June 15, 2004, the Company repurchased and retired $24,455 of 5.75% Convertible Subordinated Notes due April 1, 2005 (the "05 Notes"). As a result of the purchase, the Company recognized pre-tax charges of $673 as a loss on extinguishment of debt.

     On April 24, 2003, the Company sold $220,000 aggregate principal amount of 8 5/8% Senior Notes due 2011. The proceeds of the offering, after deducting fees and expenses, were $197,000. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes of a wholly-owned subsidiary of the Company. The fees paid to the initial purchases of the Senior Subordinated Notes of $22,191 were made pursuant to arrangements originally entered into in December 2001. The transaction was accounted for as an extinguishment of the existing Senior Subordinated Notes. As a result, both the fees of $22,191 paid in April 2003 and the unamortized loan costs of $6,217 associated with the Senor Subordinated Notes, were expensed in the second quarter 2003.

     The 2001 Credit Facility has several financial covenants including a total debt to EBITDA ratio, senior debt to EBITDA ratio, fixed charge coverage ratio and an interest coverage ratio. In August 2004, an amendment was approved which permitted exclusions of cash restructuring charges of up to $30,000 from EBITDA and amended and relaxed the interest coverage ratio and leverage ratio requirements through to and including December 31, 2004. (See Note 2.)

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted weighted average shares outstanding is as follows:
(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Average shares outstanding -- basic	52,005	51,568	51,949	51,508
Stock options	513	--	--	459
Average shares outstanding -- diluted	52,518	51,568	51,949	51,967

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended June 30, 2004, stock options to purchase approximately 1,646,000 shares were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares. For the six months ended June 30, 2004, stock options had an anti-dilutive effect and therefore stock options to purchase approximately 3,925,000 shares were not included in the diluted EPS calculation. For the three months ended June 30, 2003, stock options had an anti-dilutive effect and therefore stock options to purchase approximately 4,480,000 shares were not included in the diluted EPS calculation. For the six months ended June 30, 2003, stock options to purchase approximately 2,045,000 shares were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares.

     The following table summarizes stock options not included in the computation of diluted EPS:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Excluded due to option price greater than market value	1,646	1,874	1,646	2,045
Excluded due to anti-dilution	--	2,606	2,279	--

     The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable. For the three and six months ended June 30, 2004, the effects of the 05 and 06 Notes (convertible into 341,054 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was anti-dilutive. For the three and six months ended June 30, 2003, the effects of the 05 and 06 Notes (convertible into 1,196,310 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was anti-dilutive. The numerator for the calculation of basic and diluted EPS is net income (loss) for all periods.

6.   Goodwill and Intangible Assets

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization, which is included in Selling, general and administrative expenses. Annual amortization expense for the years 2004 through 2008 is currently estimated to be approximately $35,600, $35,100, $32,300, $30,500 and $29,500, respectively.

     Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, in 2003, one product important to the Company's German operations, Pentalong, was required to submit proof of safety and efficacy by the fourth quarter of 2004. If the Company cannot complete the study satisfactorily, the Company will be required to re-evaluate the carrying value of intangible assets totaling approximately $16,000. The Company believes, but cannot assure, it will be successful.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2003	$347,670

Additions	549
Amortization	(17,776)
Translation adjustment	(2,258)
Write-off of intangibles on sale	(3,278)
Impairments	(1,750)

Balance, June 30, 2004	$323,157

Accumulated amortization, June 30, 2004	$163,431

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended June 30, 2004, are as follows:
	IG	API	USHP	AH	Total
Balance December 31, 2003	$298,450	$5,906	$406,623	$ --	$710,979
Foreign exchange translation	(5,012)	(242)	--	--	(5,254)

Balance June 30, 2004	$293,438	$5,664	$406,623	$ --	$705,725

     As required, in the fourth quarter of 2003, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. This assessment will be conducted as required in the fourth quarter of 2004 or earlier, if interim events or circumstances warrant.

7.    Reorganization, Refocus and other Actions

     The Company has only included severance related to specific programs as management actions. Other severance charges not related to specific programs are not segregated from normal operations. The following table presents cash activity in the severance and other closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs
Balance, December 31, 2003	$10,371	$13,637
Charges	--	--
Adjustments	(112)	(270)
	10,259	13,367
Payments	(5,732)	(1,857)
Translation adjustments	(167)	45
Balance, June 30, 2004	$4,360	$11,555

     The liabilities for accrued severance as of June 30, 2004 are reflected in accrued expenses. The Company expects to settle these liabilities, the majority of which related to 2003 charges, over the next twelve months, in cash.

     The liabilities for other closure and exit costs as of June 30, 2004 primarily relate to demolition costs, payment related to a discontinued product, lease obligations and other contractually committed costs associated with Animal Health facility closures announced in 2002. The Company expects to settle these liabilities over the next twelve months.

8.    Pension Plans and Postretirement Benefits:

U.S.:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$1,136	$996	$21	$25
Interest cost	758	652	53	56
Expected return on plan assets	(652)	(440)	--	--
Net amortization of transition obligations	2	8	1	1
Amortization of prior service cost	(17)	(20)	(31)	(31)
Recognized net actuarial (gain) loss	147	142	23	28
Net periodic benefit cost	$1,374	$1,338	$ 67	$ 79

	Pension Benefits For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$2,272	$1,992	$42	$50
Interest cost	1,516	1,304	106	112
Expected return on plan assets	(1,304)	(880)	--	--
Net amortization of transition obligations	4	16	2	2
Amortization of prior service cost	(34)	(40)	(62)	(62)
Recognized net actuarial (gain) loss	294	284	46	56
Net periodic benefit cost	$2,748	$2,676	$ 134	$ 158

     Employer contributions primarily include those amounts contributed directly to, or paid directly from, plan assets. The Company expects to contribute approximately $4,300 to the U.S. pension plans in 2004. Through the second quarter, the Company has contributed $1,000 in 2004.

Europe:

     The net periodic benefit costs for the Company's pension plans are as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2004	2003	2004	2003
Service cost	$1,327	$1,241	$2,665	$2,482
Interest cost	1,027	1,012	2,065	2,024
Expected return on plan assets	(798)	(695)	(1,605)	(1,390)
Amortization of transition obligation	144	2	290	4
Amortization of prior service cost	27	67	54	134
Recognized net actuarial loss	61	106	123	212
Net periodic benefit cost	$1,788	$1,733	$3,592	$3,466

     The Company expects to contribute approximately $5,000 to the European pension plans in 2004. Through the second quarter, the Company has contributed $3,361 in 2004.

9.     Aquatic Animal Health Group - Assets Held For Sale

The Aquatic Animal Health Group ("Aquatic") is included in the Animal Health Segment and manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide. During the second quarter of 2004, the Company reached agreement for the sale of Aquatic to the senior management of Aquatic. As of June 30, 2004, the pending sale was approved and was probable. Accordingly, the Aquatic assets and liabilities to be sold are classified as "Held for Sale". A final purchase agreement was signed and the closing took place in July of 2004.

In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has recorded a loss as of June 30, 2004 to write down the carrying value of Aquatic to its fair value, less selling costs. Aquatic's fair value equals the agreed purchase price (approximately $3,860) and does not include an earn out of up to $2,900, contingently payable in three years dependent on Aquatic's future profitability. The following summarizes the impairment and other loss on the Aquatic group:
Aquatic carrying value and loss:
Approximate carrying value of net working
capital to be transferred	$3,860

Property, plant and equipment, net	9,285
Intangible assets, net	689
13,834
Less cash purchase price
(equals net working capital)	(3,860)
Fair value of additional liabilities assumed by buyer	(800)

Impairment of Aquatic long lived assets	9,174

Estimated selling costs	300

Impairment and other loss on Aquatic	9,474

Approximate tax benefit	2,529

Net Aquatic loss	$ 6,945

(Loss) per common share	$(0.13)

The operations of Aquatic will not be classified as discontinued operations as the Company and Aquatic will have significant continuing involvement. The Company and Aquatic will continue to manufacture certain products for each other for at least 3 years and the potential earn out is significant to the cash flows of Aquatic.

The results of Aquatic operations included in the Animal Health segment for the three and six months ended June 30, 2004 and 2003, are summarized as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$3,006	$3,280	$5,836	$6,276
Operating (loss)	$(1,412)	$(814)	$(2,139)	$(2,225)
Operating (loss) including impairments	$(10,886)	$(814)	$(11,613)	$(2,225)

10.     Sale of Subsidiary

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

     On March 30, 2004, the Company sold its 100% interest in this distribution company for $17,000. In connection with the sale, the Company recognized a charge of $1,090 related to an intangible asset previously held. Excluding this charge, the Company has recognized a loss on the sale of $433. As part of the transaction, the Company entered into an Agency and Distribution Agreement and Logistics Services Agreement with the buyer.

11.      Supplemental Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Other income (expense), net:
Profit-sharing income	$8,789	$ --	$16,926	$ --
Sale of product license	4,000	--	4,000	--
Sale of ANDA	2,000	--	2,000	--
Sale of Wynco	(223)	--	(1,523)	--
Interest income	777	209	902	335
Foreign exchange gains (losses), net	(1,420)	1,590	(459)	1,171
Litigation/Insurance settlements	--	---	--	1,200
Income from Wynco, carried at equity	--	168	--	188
Other, net	(914)	(774)	(1,126)	(1,012)
	$13,009	$ 1,193	$20,720	$1,882
Interest expense and amortization of debt costs:

Interest expense	$(13,986)	$(14,735)	$(27,726)	$(30,405)
Amortization of debt issuance costs	(646)	(1,140)	(1,401)	(2,432)
	$(14,632)	$(15,875)	$(29,127)	$(32,837)
Supplemental cash flow information:

Other non-cash operating activities:

Asset impairments on sale of Aquatics business			$9,474	$ --
Non-cash asset write-downs			4,788	6,909
Gain on sale of property			--	(2,294)
Write-off of intangibles on sale of Wynco			1,090	--
Amortization of unearned compensation on restricted shares			1,361	--
			$16,713	$ 4,615

Cash paid for interest			$24,515	$26,660
Cash paid (refunded) for income taxes, net			$ 764	$ 6,100

12.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(11,302) and $33,675 for the three months ended June 30, 2004 and 2003, respectively and $(23,849) and $45,736 for the six months ended June 30, 2004 and 2003, respectively.

      The components of accumulated other comprehensive income for the Company include:
	Period Ended
	June 30, 2004	December 31, 2003

Cumulative translation adjustment	$75,618	$98,021
Minimum pension liability, net	(283)	(283)
Unrealized losses on derivative contracts, net	(852)	(1,954)
	$74,483	$95,784

13.      Contingent Liabilities and Litigation

     A class action lawsuit was filed in the United States District Court for the District of New Jersey. This class action was brought on behalf of all persons who acquired the Company's securities between April 28, 1999 and October 30, 2000. The Company was named as a defendant along with two of its board members, one of whom is an officer, and two of its former officers. The class action complaint alleged that, among other things, the plaintiffs were damaged when they acquired the Company's securities because, as a result of (1) alleged irregularities in the Company's Animal Health business in Brazil, (2) allegedly improper revenue recognition practices and (3) the October 2000 revision of its financial results for 1999 and 2000, the Company's previously issued financial statements were materially false and misleading, thereby artificially inflating the price of the Company's securities. The complaint alleged violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934. The plaintiffs sought damages in unspecified amounts. The District Court granted the Company's motion to dismiss with prejudice as to all defendants and the Third Circuit Court of Appeals has affirmed this ruling. This ruling terminates this lawsuit subject to the plaintiff's right to request a hearing before the United Sates Supreme Court.

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. Deposition and document discovery is underway.

     During 2001, 2002, 2003 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USHP facilities in Baltimore and Elizabeth. The 483 Reports recorded observed deviations from cGMPs.

     The 2001 inspection at Baltimore resulted in an assertion by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has received monthly updates on the plant's progress against its corrective action plan and has continued to monitor the program. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report. While the number and scope of the comments has declined significantly from the Report received in August 2002, the FDA continues to focus on the facility's need to complete its corrective action plan. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. The Company anticipates it will be the subject of another inspection in early 2005. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was substantially reduced in several increments during 2002 and 2003 to nineteen products. This lower production level remains in effect and has been incorporated into the Company's 2004 outlook.

     Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received an FDA 483 Report in January 2003. The Company submitted a comprehensive response in February 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report in December 2003 alleging continued deficiencies in compliance with FDA regulations. The Company now anticipates completion of a significant portion of its corrective actions in the third quarter of 2004, with the remainder estimated for completion by March 2005, subject to FDA's final review and satisfaction with the actions taken. The Company expects an FDA re-inspection of the Elizabeth facility in the upcoming months. Certain product recalls were included in the original corrective action plan and were completed in 2002 and 2003. As a result of this most recent FDA inspection, the Company's pending requests for new product approvals involving manufacturing at the Elizabeth plant have been withheld. To assist with the implementation of corrective actions at the Baltimore and Elizabeth facilities, the Company has added significant internal personnel (largely quality and laboratory personnel) at both sites.

     While the Company has received no indications from FDA, the total cost and timing of both the Baltimore and Elizabeth corrective action plans are subject to change based upon results of future inspections performed by the respective Baltimore and New Jersey Districts of the FDA.

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. The Company filed a motion for summary judgment in both the tablet and capsule litigations claiming, non-infringement with respect to both Pfizer's patents. These motions have been decided in the Company's favor by the District Court.

     During the initial lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In June 2000, Pfizer sued the Company in the U.S. District Court for the District of New Jersey for patent infringement under this third patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent. This motion is under consideration by the Court and has not yet been ruled on.  No trial date has been set for the gabapentin cases relating to the third patent.

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

     On April 14, 2004, Apotex (formerly known as Torpharm) filed another lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and again challenging the Company's eligibility to exclusivity. On June 3, 2004, the District Court ruled in favor of the Company and again affirmed the Company's entitlement to exclusivity on gabapentin capsules. The case has been appealed. On July 27, 2004, the Company was notified that the United States Court of Appeals for the District of Columbia has ordered that the FDA's final approval for the Company's gabapentin capsule ANDA be stayed pending resolution of the appeal.

     The Company can give no assurance that it will ultimately benefit from the FDA's award of an exclusivity period. With respect to the Pfizer allegations of patent infringement, unless and until the Company decides to utilize the FDA's marketing authorization to sell its gabapentin product, the Company would, in the event of an adverse decision, at most, only be liable to Pfizer for its legal costs and not any monetary damages. There is the possibility that as a result of the Pfizer litigation, the Company could be prevented from marketing the Company's gabapentin capsules or tablets until the Pfizer patents expire.

     In anticipation of the launch of gabapentin, in 1999 the Company entered into a supply agreement with Plantex USA Inc. (a subsidiary of Teva Pharmaceutical Industries, Ltd ("Teva")), the manufacturer of the gabapentin active pharmaceutical ingredient (the "GAPI") under which the Company has acquired GAPI inventory. Subsequently, in April 2004, the Company entered into agreements with Teva which provide for Teva to share a portion of the Company's potential patent litigation risks regarding the launch of gabapentin and permit Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. Additionally, the agreements provide for certain payments to the Company based on Teva's net sales during the exclusivity period and include certain obligations for the supply and purchase of GAPI. In return, the Company will make certain payments to Teva based on the Company's net sales from gabapentin. The Company cannot predict the outcome of the gabapentin litigation; however, in the event of an unfavorable outcome, or other factors preventing the Company from selling the finished product, the Company will reassess the net realizable value of the GAPI, and may incur a charge to write-down GAPI to its net realizable value and record any required payments under the supply agreement. The maximum charge could be approximately $75,000 based on the supply agreement.

     On May 11, 2004, Pfizer filed a citizen's petition with the FDA requesting that the FDA refrain from granting final marketing approval to Teva until the Company's exclusivity has expired. Assuming the Company enjoys a period of market exclusivity, the petition sought to prevent the Company form permitting Teva to launch gabapentin during the time in which the Company has exclusivity. On July 2, 2004, the FDA denied Pfizer's petition. This means that the FDA will not prevent the Company from permitting Teva to launch gabapentin during the time in which the Company has exclusivity. The Company can give no assurance that Pfizer will not take further legal action with respect to the actions addressed in the citizen's petition.

     In June 2003, the Company received a request for certain information from the United Kingdom Office of Serious Fraud. The Serious Fraud Office ("SFO") requested documents related to the Company's dealings with several of its competitors with respect to activities in certain specified antibiotic drugs during the late 1990s. The Company has responded to this request. The Company has been informed by the SFO that it has initiated a criminal investigation of possible violation of laws by the Company and two of its former UK executives. If the Company is found guilty it could be subject to a fine in an amount not limited by statute.

     The Company has, along with twelve other pharmaceutical manufacturers, been named in a lawsuit being brought by the Attorney General of Massachusetts in the District Court of Massachusetts. The litigation alleges improprieties in the various companies' practices of reporting average wholesale prices to certain third party reporting entities from 1994 through 2003 with regard to certain of their respective drugs for which the Massachusetts Medicaid program provided reimbursement. The litigation alleges, fraud, unjust enrichment, violation of the Massachusetts Medicaid False Claims Act, breach of contract, breach of duty of good faith and fair dealing and violations of certain federal drug rebate laws. Massachusetts is seeking statutory and civil penalties including disgorgement of profits and treble damages as may be determined at trial. The defendants have jointly filed a motion for dismissal of the claims which is currently pending before the court. The Company also received in the third quarter, an informational subpoena from the Attorney General of the State of Florida seeking documents and information regarding four of the Company's products reimbursed by Florida Medicaid. The Company is in the process of responding to this request. Additionally, the Attorney's General for Illinois, Kentucky and Nevada have given the Company notice that said agencies intend to investigate Medicaid pricing issues within their jurisdiction.

     The Federal Trade Commission, in conjunction with various State Attorney's General are undertaking a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company inter alia (i) renounced its 180 day Waxman-Hatch marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments from Perrigo. Deposition and document discovery was completed in the first quarter of 2004. The FTC staff has indicated that it is prepared to recommend that the FTC and the States seek damages from the parties to the transaction in question. The Company is in negotiations with the FTC and the States on an appropriate settlement and has reserved $3,000 in connection with this matter.

     The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce litter that contains arsenic. The suit further alleges that this litter, when used as agricultural fertilizer by the chicken farmer, causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and therefore has not had the opportunity to form a view on the plaintiff's allegations. Worldwide sales of this product were approximately $24,000 in 2003 and $11,800 in the aggregate for the first two quarters of 2004.

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

In July 2004, the Company settled outstanding litigation with a contract manufacturer who had supplied product to the Company in prior years and received a $5,250 settlement payment. This settlement will be recorded in the third quarter of 2004.

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

14.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 23% of the total outstanding common stock as of June 30, 2004. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

     Effective January 1, 2004, the Company and ALI entered into a new administrative service agreement whereby the Company provides management services and rents space to ALI. The agreement provides for payment of a fixed yearly fee of approximately $146. This agreement was approved by the Company's Audit and Corporate Governance Committee.

15.     Business Segment Information

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

	Three Months Ended June 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$97,075	$97,030	$ 8,222	$9,931
API	40,287	35,678	22,550	22,161
USHP*	118,837	132,410	(1,555)	7,146
Total Human Pharmaceuticals	256,199	265,118	29,217	39,238

Animal Health	71,496	68,803	(4,204)	3,010
Elimination of income*	(8,789)	--	(8,789)	--
Unallocated and other eliminations	(2,931)	(903)	(11,813)	(9,540)
	$315,975	$333,018	$ 4,411	$32,708

	Six Months Ended June 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$187,843	$180,632	$ 11,629	$17,657
API	73,993	66,464	40,880	39,010
USHP*	232,478	256,502	(5,942)	17,525
Total Human Pharmaceuticals	494,314	503,598	46,567	74,192

Animal Health	155,988	135,792	(8)	5,655
Elimination of income*	(16,926)	--	(16,926)	--
Unallocated and other eliminations	(5,740)	(4,135)	(21,881)	(19,511)
	$627,636	$635,255	$ 7,752	$ 60,336

* Profit-sharing income of $8,789 and $16,926 for the three and six months ended June 30, 2004, respectively, is included in USHP and is classified as Other income in the Consolidated Statement of Operations.

     Included in accrued expenses at December 31, 2003 was a $6,337 price reduction related to a product purchased under a vendor supply contract. The recognition of the reduced pricing was subject to the negotiation and execution of a final agreement, which was to be determined by either the completion of negotiations for a new supply contract or when the Company had ceased doing business with the vendor. In May of 2004, the Company entered into a new supply agreement with the vendor and as a result, $715 of the price reduction has been recognized in income for the three months ended June 30, 2004. The Company will recognize the remaining price reduction in income over the remaining term of the new agreement.

16.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the Consolidating Balance Sheet as of June 30, 2004 and December 31, 2003 and the related Statements of Operations and Cash Flows for the six months ended June 30, 2004 and 2003 for:
•	Alpharma Inc., the parent;
•	The guarantor subsidiaries;
•	The nonguarantor subsidiaries; and
•	The Company on a consolidated basis.

     The information includes elimination entries necessary to consolidate Alpharma Inc., the parent, with guarantor and nonguarantor subsidiaries.

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations and assets and liabilities held for sale. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of June 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 1,552	$ 1,224	$ 28,338	$ --	$ 31,114
Accounts receivable, net	39,893	113,440	98,670	--	252,003
Inventories	65,620	145,173	131,715	(11,730)	330,778
Prepaid expenses and other	4,117	51,932	10,234	4,300	70,583
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,363,237	681,073	1,291,536	(3,335,846)	--
Total current assets	1,474,419	992,842	1,560,493	(3,343,276)	684,478

Property, plant & equipment, net	114,030	160,835	182,774	--	457,639
Goodwill	4,694	405,619	297,851	(2,439)	705,725
Intangible assets, net	45,824	168,179	109,154	--	323,157
Investment in subsidiaries	322,912	502,255	--	(825,167)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	31,584	6,228	47,870	--	85,682
Total assets	$1,993,463	$2,235,958	$2,198,142	$(4,170,882)	$2,256,681

Current liabilities:
Short term debt	$ --	$ 20,000	$ 114	$ --	$ 20,114
Long term debt, current portion	--	18,676	--	--	18,676
Accounts payable and accrued expenses	55,314	175,416	96,289	--	327,019
Accrued and deferred income taxes	11,694	(6,867)	21,180	--	26,007
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	470,131	1,583,042	1,282,673	(3,335,846)	--
Total current liabilities	537,139	1,790,267	1,400,256	(3,335,846)	391,816

Long term debt:
Senior	220,000	317,631	--	--	537,631
Convertible subordinated notes	160,328	--	--	--	160,328
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	51,325	14,080	--	27,999
Other non-current liabilities	5,167	895	24,610	--	30,672

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,207	--	--	--	8,207
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,068,708	12,716	490,473	(503,189)	1,068,708
Retained earnings	(30,548)	63,124	213,090	(276,214)	(30,548)
Accumulated other comprehensive loss	66,948	--	55,633	(55,633)	66,948
Treasury stock, at cost	(7,455)	--	--	--	(7,455)

Total stockholders' equity	1,108,235	75,840	759,196	(835,036)	1,108,235
Total liabilities & stockholders' equity	$1,993,463	$2,235,958	$2,198,142	$(4,170,882)	$2,256,681

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

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$162,984	$230,377	$307,387	$(73,112)	$627,636
Cost of sales	113,793	169,447	171,241	(73,112)	381,369
Gross profit	49,191	60,930	136,146	--	246,267
Operating expenses	46,962	86,976	104,577	--	238,515
Operating income (loss)	2,229	(26,046)	31,569	--	7,752
Interest expense - 3rd parties	(18,073)	(9,724)	(1,330)	--	(29,127)
Other income (expense), net	(2,472)	20,405	(8)	--	17,925
Equity in earnings of subsidiaries	15,868	22,882	--	(38,750)	--
Income (loss) before taxes	(2,448)	7,517	30,231	(38,750)	(3,450)
Provision (benefit) for income taxes	99	(8,351)	7,349	--	(903)
Net income (loss) from continuing operations	(2,547)	15,868	22,882	(38,750)	(2,547)
Net discontinued operations	--	--	--	--	--
Net income (loss)	$(2,547)	$15,868	$22,882	$(38,750)	$(2,547)

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$ 156,391	$ 251,037	$295,826	$(67,999)	$635,255
Cost of sales	103,547	165,479	168,862	(67,999)	369,889
Gross profit	52,844	85,558	126,964	--	265,366
Operating expenses	46,995	71,536	86,499	--	205,030
Operating income	5,849	14,022	40,465	--	60,336
Interest expense - 3rd parties	(31,514)	57	(1,380)	--	(32,837)
Other income (expense), net	(28,307)	282	807	--	(27,218)
Equity in earnings of subsidiaries	45,481	29,004	--	(74,485)	--
Income (loss) before taxes	(8,491)	43,365	39,892	(74,485)	281
Provision (benefit) for income taxes	(10,899)	(2,116)	9,903	--	(3,112)
Net income (loss) from continuing operations	$ 2,408	$ 45,481	$29,989	$(74,485)	$3,393
Net discontinued operations	--	--	(985)	--	(985)
Net Income (loss)	$2,408	$45,481	$29,004	$(74,485)	$2,408

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$28,777	$27,795	$16,754	$ --	$73,326
Investing Activities
Capital expenditures	(1,230)	(5,996)	(11,491)	--	(18,717)
Purchase of businesses & intangibles, net of cash required	--	(12,857)	(549)	--	(13,406)
Proceeds from sale of Wynco	--	17,000	--	--	17,000
Net cash used in investing activities	(1,230)	(1,853)	(12,040)	--	(15,123)
Financing Activities:
Increase (decrease) in short-term debt	--	10,500	114	--	10,614
Reduction of senior long-term debt	--	(86,262)	(32,520)	--	(118,782)
Proceeds from senior long-term debt	--	50,000	--	--	50,000
Proceeds from employee stock option and stock purchase plan and other	3,342	111	--	--	3,453
Reduction of convertible debt	(24,455)	--	--	--	(24,455)
Payment of debt issuance costs	(1,009)	--	--	--	(1,009)
Change in intercompany dividends & investment in subsidiaries	4,216	(4,216)	--	--	--
Dividends paid	(4,717)	--	--	--	(4,717)
Net cash provided by (used in) financing activities	(22,623)	(29,867)	(32,406)	--	(84,896)
Net cash flows from exchange rate changes	--	44	(860)	--	(816)
Increase (decrease) in cash	4,924	(3,881)	(28,552)	--	(27,509)
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	1,552	1,224	28,338	--	31,114

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2003
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(13,162)	$33,093	$(512)	$ --	$19,419
Investing Activities
Capital expenditures	(2,629)	(7,257)	(9,959)	--	(19,845)
Purchase of businesses & intangibles, net of cash required	--	--	(797)	--	(797)
Proceeds from sale of property	2,355	--	--	--	2,355
Net cash used in investing activities	(274)	(7,257)	(10,756)	--	(18,287)
Financing Activities:
Reduction of long-term debt	(246,921)	(839)	(827)	--	(248,587)
Issuance of senior unsecured debt	220,000	--	--	--	220,000
Net advances under lines of credit	37,000	(20,000)	6,145	--	23,145
Proceeds from employee stock option and stock purchase plan and other	5,023	--	--	--	5,023
Reduction of convertible debt	--	--	--	--	--
Payment of debt issuance costs	--	--	--	--	--
Change in intercompany dividends & investment in subsidiaries	4,193	(4,193)	--	--	--
Dividends paid	(4,642)	--	--	--	(4,642)
Net cash provided by (used in) financing activities	14,653	(25,032)	5,318	--	(5,061)
Net cash flows from exchange rate changes	--	--	(1,177)	--	(1,177)
Increase (decrease) in cash	1,217	804	(7,127)	--	(5,106)
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	$2,777	$3,425	$12,655	--	$18,857

17.     Recent Accounting Pronouncements

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

      In December 2003, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act") ("FSB FAS 106-1"). FSP FAS 106-1 allows for current recognition or a one-time deferral of the effects of the Act. The deferral suspends the application of SFAS No. 106's "Employers' Accounting for Postretirement Benefits Other Than Pensions," measurement requirements, and it revised SFAS 132's disclosure requirements for pension and other postretirement plans for the effects of the Act. The Company has elected to take the one-time deferral and, therefore, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. In May 2004, the FASB issued Staff Position No. 106-2 (FSP 160-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into income over the average remaining service period of plan participants. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. Companies may adopt the FSP retroactively or prospectively. The Company has chosen to defer the accounting for the adjustment to benefit costs and the benefit obligation and intends on implementing the new accounting standard in the third quarter of fiscal 2004, as permitted by the FSP. The Company's APBO and net periodic postretirement benefit costs as of and for the three and six months ended June 30, 2004 do not reflect the effect of the Medicare Act. While still preliminary, the Company does not expect the effect of the Medicare Act to be material to the overall results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

     In the third quarter of 2003, the Company closed the sale of its French subsidiary, Alpharma SAS ("SAS") for approximately $6.0 million. The operations of SAS for the six months ended June 30, 2003 have been removed from the continuing operations of the Company and are classified as a discontinued operation. All comparisons of results of operations refer to continuing operations and reflect the elimination of SAS.

     In January 2004, the Company purchased the outstanding 50% interest in its joint venture, Wynco, LLC, ("Wynco"), an Animal Health distribution company, for $11.0 million. The Company has consolidated the results of operations of Wynco in its Statement of Operations from the date of acquisition through March 30, 2004, when it was sold for approximately $17.0 million. The sale resulted in a pre-tax loss of approximately $1.5 million. Wynco's revenues for the first quarter of 2004 were $19.2 million, gross profit was $3.2 million, operating expenses were $3.3 million and operating losses were ($0.1) million.

     In July 2004, the Company announced that it completed the sale of the Aquatic Animal Health operations ("Aquatic") of its Animal Health business to an employee group. The Aquatic operations, which are headquartered in Oslo, Norway, manufacture and market vaccines primarily for use in immunizing farmed fish worldwide. The sales price was approximately $3.9 million and is based on the working capital of the Aquatic business. The Company recorded a pre-tax non-cash loss of $9.5 million (diluted earnings per share of $0.13) in the second quarter of 2004 to record the impairment of the Aquatic carrying value. The operations of Aquatic will not be classified as discontinued operations, as the Company and Aquatic will have significant continuing involvement. Aquatic operations included in the Animal Health segment for the three and six months ended June 30, 2004 and 2003, are summarized as follows:

($ in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$3.0	$3.3	$5.8	$6.3
Operating (loss)	$(1.4)	$(0.8)	$(2.1)	$(2.2)
Operating (loss), including impairment	$(10.9)	$(0.8)	$(11.6)	$(2.2)

Results of Continuing Operations - Six months ended June 30, 2004

     Total revenue decreased $7.6 million (1%) for the six months ended June 30, 2004 compared to 2003. Foreign exchange increased revenues by approximately $22 million (3%) and the inclusion of one quarter sales of Wynco, acquired in January 2004 and sold on March 30, 2004, increased revenues by approximately $19 million (3%). Excluding foreign exchange and the Wynco acquisition, revenues declined approximately 6%. Operating income was $7.8 million in 2004 compared to $60.3 million in 2003. Diluted earnings (loss) per share was a ($0.05) loss in 2004 compared to $0.07 income in 2003. 2004 results include a pre-tax impairment charge for the Aquatic business of $9.5 million ($0.13 loss per share). 2003 results include a pre-tax charge of $28.4 million ($0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of senior notes due 2011.

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$187.8	$180.6	$11.6	$17.7
Active Pharmaceutical Ingredients ("API")	74.0	66.5	40.9	39.1
US Human Pharmaceuticals (1) (USHP)	232.5	256.5	(5.9)	17.5
Total Human Pharmaceuticals	494.3	503.6	46.6	74.3
Animal Health (AH) - base	131.0	129.5	11.7	7.8
Aquatic Animal Health	5.8	6.3	(11.6)	(2.2)
Wynco Acquisition	19.2	--	(.1)	--
Total AH	156.0	135.8	--	5.6
Metformin ER Profit Sharing Agreement (1)	(16.9)	--	(16.9)	--
Unallocated and Eliminations	(5.8)	(4.1)	(21.9)	(19.6)
Total	$627.6	$635.3	$ 7.8	$60.3

(1)     In 2004, profit sharing income of $16.9 million is included in USHP segment revenues and operating income and is classified as Other income in the Consolidated Statement of Operations.

Revenues

     Revenues in IG increased $7.2 million (4%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues declined 5.5% reflecting lower revenues in Germany due to volume and the Nordic region and United Kingdom due primarily to price.

     API revenues increased $7.5 million (11%) mainly as a result of increased volume of vancomycin and price increases on other selected products in certain markets partially offset by decreased volumes of these products. Translation of revenues into the U.S. dollar increased API revenues by 1.5%.

     USHP revenues declined $24.0 million (9%) compared to 2003. Branded sales of Kadian were approximately $9.5 million lower relative to 2003. In the second quarter of 2003, sales of Kadian were higher due to increased production and sales to wholesalers who had experienced product shortages in the first quarter of 2003. Scripts for Kadian in the first half of 2004 increased approximately 11% compared to the second half of 2003. Revenues of generic products include approximately $16.9 million earned as a result of an agreement (the "Metformin ER agreement") on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USHP segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the Metformin ER agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER. Revenues of U.S. generic products, excluding the profit sharing revenues, declined by over $30 million reflecting significant price and volume declines in both liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition have continued to negatively impact the generic business.

As is customary in the industry, USHP shipments to wholesale customers include price incentives. These incentives have generally been increasing, reflective of the competitive nature of the markets and the Company's inability to supply new products to its wholesale customers as its resolves its FDA issues. The Company monitors its sales to wholesale customers to ensure that wholesale inventory levels are maintained at consistent levels appropriate to satisfy market demand.

Inventories of generic and branded products at certain wholesale customers generally range from 2 to 6 months for all products, with most at the mid-point of the range, although a few products exceed the range. One major wholesale customer typically holds up to 5 months of inventory for certain products. These inventory levels have remained consistent. In the event that wholesale customer inventory levels are reduced in the future, the Company's revenues could be adversely impacted. In this regard, the Company presently expects third quarter revenues to be lower as wholesalers lower inventories. The information regarding inventory levels within the channel is derived from inventory management reports obtained at a cost from major wholesalers. This information is critical to estimates of deductions from gross revenues to reported net revenues.

     Animal Health revenues, excluding Wynco revenues, increased $1.0 million (1%) due to the positive impact of foreign exchange (3%) and higher volumes in the poultry market, which were partially offset by price declines due to continued competition (2%) and lower volumes in the livestock market.

      On a Company-wide basis gross profit decreased $19.1 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 39.2% as reported in 2004, versus 41.8% in 2003. The overall gross profit percent in 2004, excluding Wynco was 40.0%.

      The decrease in gross margin dollars results primarily from price declines in USHP and IG, offset partially by positive currency effects in IG and AH.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $15.9 million (9%) in 2004 as compared to 2003. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar $7.6 million (4%), Wynco expenses $3.3 million (2%), $3.0 million accrual for litigation (2%) and severance costs of $3.1 million (2%), offset by lower incentive compensation accruals of $3.9 million (2%). 2004 severance costs totaled $5.8 million and were primarily incurred in USHP ($1.8 million), IG ($1.8 million) and Corporate ($2.0 million). 2003 had severance charges totaling $2.7 million primarily incurred in Corporate.

      Research and development expenses increased $8.1 million (27%) in 2004 due primarily to planned increases in Human Pharmaceutical spending. This spending is expected to increase by approximately 25% in 2004 in order to support an increase in regulatory filings.

Asset Impairments and Other

     Asset impairments and other was $9.5 million, and consists of the loss to write down the carrying value of Aquatic assets to fair value, less selling costs. During the second quarter of 2004, the Company reached agreement to sell the business. The sale closed in July 2004.

Operating Income

      Operating income decreased by $52.5 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2003 as reported	$17.7	$39.1	$17.5	$5.6	$(19.6)	$60.3
2003 severance	--	--	--	0.7	2.0	2.7
2004 severance	(1.8)	(0.1)	(1.8)	(0.1)	(2.0)	(5.8)
Metformin ER Profit Sharing Agreement	--	--	16.9	--	(16.9)	--
Aquatic impairment	--	--	--	(9.5)	--	(9.5)
Litigation accrual	--	--	--	--	(3.0)	(3.0)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(4.3)	1.9	(38.5)	3.3	0.7	(36.9)
2004 as reported	$11.6	$40.9	$(5.9)	$ --	$(38.8)	$ 7.8

     USHP accounted for the major portion of the reduction in operating income due mainly to reduced pricing, and higher costs per unit and production delays associated with FDA compliance upgrades.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $3.7 million to $29.1 million in 2004 due to decreased debt levels, lower amortization of debt issuance costs and lower interest rates versus a year ago.

Loss on Extinguishment of Debt

     The six months ended June 30, 2004 results include $2.8 million of expense associated with the write-off of deferred loan costs compared with $29.1 million of expense in first half 2003 results. In 2004, the Company prepaid $75 million of bank term debt and $32 million of mortgage notes payable and repaid $24.5 million of the 5.75% convertibles.

     The 2003 loss resulted primarily from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and the write-off of $6.2 million of deferred debt expense.

Other Income (Expense), Net

      Other income (expense) netted to $20.7 million in 2004 compared to $1.9 million in 2003. First half 2004 results include $16.9 million of income from a USHP Metformin ER agreement. In 2004, the Company's USHP sold a product license and an ANDA for income totaling $6.0 million. A detail of Other income (expense) follows:
	Six Months Ended
	June 30, 2004	June 30, 2003
Other income (expense), net:
Interest income	$ 0.9	$ 0.3
Foreign exchange gains (losses), net	(0.5)	1.2
Litigation/Insurance settlements and accruals	--	1.2
Loss on sale of Wynco	(1.5)	--
Metformin ER Profit Sharing Agreement	16.9	--
Sale of product license and ANDA	6.0	--
Other, net	(1.1)	(0.8)
	$20.7	$ 1.9

Tax Provision

      The Company currently estimates its 2004 effective tax rate for continuing operations at approximately 27%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast. The tax provision for the six months ended June 30, 2004 was 26%. Included in the provision for the six months ended June 30, 2004 is the result of the loss on Aquatics being benefited at a discrete rate of 27%.

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

     As a result of the Company's assessment of its net U.S. deferred tax assets of approximately $26 million at June 30, 2004, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at June 30, 2004. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

Results of Continuing Operations - Three months ended June 30, 2004

     Total revenue decreased $17.0 million (5%) for the three months ended June 30, 2004 compared to 2003. Foreign exchange increased revenues by approximately $7.4 million (2%). Excluding foreign exchange, revenues declined approximately 7%. Operating income was $4.4 million in 2004 compared to $32.7 million in 2003. Diluted earnings (loss) per share was $0.01 in 2004 compared to $0.09 loss in 2003. 2004 results include a pre-tax impairment charge for the Aquatic business of $9.5 million ($0.13 loss per share). 2003 results include a pre-tax charge of $28.4 million ($0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of senior notes due 2011.

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$97.0	$97.0	$8.2	$9.9
Active Pharmaceutical Ingredients ("API")	40.3	35.7	22.6	22.2
US Human Pharmaceuticals (1) (USHP)	118.9	132.4	(1.6)	7.1
Total Human Pharmaceuticals	256.2	265.1	29.2	39.2
Animal Health (AH) - base	68.5	65.5	6.7	3.8
Aquatics	3.0	3.3	(10.9)	(0.8)
Total AH	71.5	68.8	(4.2)	3.0
Metformin ER Profit Sharing Agreement (1)	(8.8)	--	(8.8)	--
Unallocated and Eliminations	(2.9)	(0.9)	(11.8)	(9.5)
Total	$316.0	$333.0	$ 4.4	$32.7

(1)     In 2004, profit sharing income of $8.8 million is included in USHP segment revenues and operating income and is classified as Other income in the Consolidated Statement of Operations.

Revenues

     Revenues in IG were approximately the same in the second quarters of 2004 and 2003. Excluding currency impacts, revenues declined 6% reflecting lower revenues in Germany and the United Kingdom due to volume and the Nordic region due primarily to price.

     API revenues increased $4.6 million (13%) mainly as a result of increased volumes of vancomycin and price increases on selected products in certain markets offset by decreased volumes of these products. Translation of revenues into the U.S. dollar increased API revenues by 1%.

     USHP revenues declined $13.5 million (10.2%) compared to 2003. Branded sales of Kadian were approximately $11.7 million lower relative to 2003. In the second quarter of 2003 sales of Kadian were higher due to increased production and sales to wholesalers who had experienced product shortages in the first quarter of 2003. Second quarter 2004 scripts for Kadian increased approximately 9% compared to the first quarter 2004 Revenues of generic products include approximately $8.8 million earned as a result of the Metformin ER agreement on the launch of Metformin ER in the fourth quarter of 2003. Such profit sharing income is recorded as revenues for USHP segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the Metformin ER agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER. Revenues of generic products, excluding the profit sharing, declined by approximately $11 million reflecting significant price declines in both liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition has continued to negatively impact the generic business.

     Animal Health revenues, increased $2.7 million (4%) due to higher volumes in the poultry market (4%), which was partially offset by price declines due to continued competition (1%), and the impact of foreign exchange, 1%.

Gross Profit

      On a Company-wide basis gross profit decreased $10.6 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 40.6% as reported in 2004, versus 41.7% as reported in 2003.

      The decrease in gross margin dollars results primarily from price declines in USHP and IG, offset partially by positive currency effects in IG and AH.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $1.2 million (1%) in 2004 as compared to 2003. The increase is attributable to a number of items, including a $3.0 million accrual for litigation, partially offset by lower incentive compensation accruals of $3.6 million in 2004. These incentive accruals are adjusted quarterly based on the current forecast for the year.

      Research and development expenses increased $7.1 million (45%) in 2004 due primarily to planned increases in USHP and API. Human Pharmaceutical spending is expected to increase by approximately 25% in 2004 in order to support an increase in regulatory filings.

Asset Impairments and Other

     Asset impairments and other is $9.5 million, and includes the loss to write down the carrying value of Aquatic assets to its fair value, less selling costs. During the second quarter of 2004, the Company reached agreement to sell the business. The sale closed in July 2004.

Operating Income

      Operating income decreased by $28.3 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2003 as reported	$9.9	$22.2	$7.1	$3.0	$(9.5)	$32.7
Aquatic impairment	--	--	--	(9.5)	--	(9.5)
Metformin ER Profit Sharing Agreement	--	--	8.8	--	(8.8)	--
Litigation accrual	--	--	--	--	(3.0)	(3.0)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(1.7)	0.4	(17.5)	2.3	0.7	(15.8)
2004 as reported	$8.2	$22.6	$ (1.6)	$(4.2)	$(20.6)	$ 4.4

     As indicated above, USHP accounted for the major portion of the reduction in operating income due mainly to reduced pricing, and higher costs per unit and production delays associated with FDA compliance upgrades.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $1.2 million to $14.6 million in 2004 due to decreased debt levels, lower amortization of debt issuance costs and lower interest rates versus a year ago.

Loss on Extinguishment of Debt

     The three months ended June 30, 2004 results include $1.9 million of expense associated with the write-off of deferred loan costs compared with $28.4 million of expense in 2003 results. In the second quarter of 2004, the Company prepaid $25 million of bank term debt and $32.0 million of mortgage notes payable and repaid $24.5 million in 5.75% convertibles.

     The 2003 loss resulted from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and the write-off of $6.2 million of deferred debt expense.

Other, Net

      Other income (expense) netted to $13.0 million in 2004 compared to $1.2 million in 2003. Second quarter 2004 includes $14.8 million of income from a USHP Metformin ER agreement and sales of a product license and ANDA. A detail of Other income (expense) follows:
	Three Months Ended
	June 30, 2004	June 30, 2003
Other income (expense), net:
Interest income	$ 0.8	$ 0.2
Foreign exchange gains (losses), net	(1.4)	1.6
Sale of license and ANDA	6.0	--
Metformin ER Profit Sharing Agreement	8.8	--
Other, net	(1.2)	(0.6)
	$13.0	$ 1.2

2003 Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for approximately $6.0 million. The net loss for this subsidiary of $0.5 million for the three months ended June 30, 2003 and $1.0 million for the six months ended June 30, 2003, is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations.

     The following table details selected financial information for the French subsidiary included within discontinued operations:
	Three Months Ended June 30,	Six Months Ended June 30,
($ in millions)	2003	2003

Revenues	$ 1.5	$ 2.8
Loss from operations	$(0.6)	$(1.1)
Pretax loss	$(0.6)	$(1.2)
Provision (benefit) for taxes	$(0.1)	$(0.2)
Loss from discontinued operations	$(0.5)	$(1.0)

Financial Condition

      At June 30, 2004, stockholders' equity was $1,108.2 million compared to $1,132.0 million at December 31, 2003. The ratio of long-term debt to equity was 0.63:1 at June 30, 2004 and 0.69:1 at December 31, 2003.

      Working capital at June 30, 2004 was $292.7 million compared to $334.7 million at December 31, 2003. The current ratio was 1.75:1 at June 30, 2004 compared to 1.93:1 at December 31, 2003.

      Cash flow from operations for the first six months of 2004 was $73.3 million compared to $19.4 million in 2003. 2004 cash flow increased relative to 2003 primarily due to the payment in 2003 of $22.2 million in placement fees associated with the extinguishment of the $200 million 12 1/2% Notes, and due to better accounts receivable collections in 2004. In 2004, accounts receivable balances were reduced by $3.7 million from December 31, 2003, net of foreign exchange, compared to an increase of $18.0 in 2003 from December 31, 2002. Cash flow from operations also includes an increase in inventory of $26.9 million due primarily to the purchase of raw materials and production of finished product to prepare for the launch of gabapentin. The increase in inventory is partially offset by a corresponding increase in accounts payable related to the build up of inventory.

      At June 30, 2004, the Company had $31.1 million in cash and available short-term lines of credit of $14 million. Under its 2001 Credit Facility, the Company had $78 million available.

       In the fourth quarter of 2001, the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") on a rolling four quarter basis is important to many of these tests. These covenants have been amended from time to time, including an amendment made in August 2004.

       Compliance with these financial covenants in 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $260 million and by lowering the revolving line of credit by $150 million. On an overall basis, senior debt and total debt at June 30, 2004 were $576.4 million and $736.7 million, respectively, compared to $635.6 million and $817.2 million, respectively, at December 31, 2003.

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2004 has been negatively affected by corrective actions related to the Company's response to FDA Form 483's issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant, production delays and interruptions at the Elizabeth plant, and no new product introductions during 2003 or through June 30, 2004, from either plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site will be withheld pending a successful follow-up inspection. The Company has no control over the timing of this follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed and the Company expects an FDA re-inspection in the upcoming months. The Company expects to complete substantially all of the FDA compliance enhancement plan in Baltimore by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. While the Company has received no indications from FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon ongoing discussions with the respective Baltimore and New Jersey Districts of the FDA.

      The Company remained in compliance with all its debt covenants at June 30, 2004, with approximately $25.0 million of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio.

      The Company developed its business and financial plan for 2004 and has continued to evaluate its flexibility in complying with each of the financial covenants as part of this process. The Company's most recent operating income forecast indicates that by the fourth quarter 2004 without the launch of new products by USHP, the Company would have minimal flexibility in regard to the interest coverage ratio and/or the total debt to EBITDA covenant. To increase flexibility, the Company has requested and received an amendment which reduces the interest coverage ratio from 3:50:1.00 to 3:00:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increases the permitted leverage ratio from 4:00:1:00 to 4:25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30.0 million of cash restructuring expenses to be excluded from the calculation of EBITDA. The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. However, during 2004, the Company is making significant investments in inventory related to gabapentin that is subject to final regulatory approval and litigation. Capital expenditures were $19.3 million for the six months ended June 30, 2004 compared to $20.7 million for the quarter ended June 30, 2003.

• Reduce operating costs. The Company continues to evaluate actions to reduce its cost base throughout 2004 and beyond.

• Continue to sell certain assets. In the first quarter of 2004, the Company bought the outstanding 50% of its Wynco joint venture and resold it within the first quarter generating approximately $4.0 million of incremental cash. In July of 2004, the Company completed the sale of the Aquatic Animal Health operations to an employee group for approximately $3.9 million and possible future contingent proceeds. The Company has engaged investment bankers to explore the possible sale of certain other assets.

It is possible that, if completed, certain of the divestitures could result in losses of up to $100 million. In addition, the potential divestitures could be dilutive to the Company's continuing earnings per share. There is no guarantee any divestiture will be completed.

• Reduce subordinated convertible debt by issuing common stock. At June 30, 2004, the Company has $160.3 million of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. In the second quarter, the Company repurchased a portion of its 5.75% convertible debt to the level required to maintain compliance with the loan covenants.

• Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at June 30, 2004 the amount outstanding was $356.4 million (a reduction of $265.6 million). The Company has obtained amendments as follows:

• In the fourth quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges of up to $10.0 million from EBITDA and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions.

• In May 2004, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment includes provisions enabling the Company to issue up to $200.0 million of senior subordinated notes to refinance the existing convertible notes, to prepay a local currency mortgage secured loan of approximately $32.0 million, modify the requirements to prepay debt facilities with proceeds from the potential sale of certain assets/businesses, allow for certain covenant add-backs associated with gabapentin inventory and other minor items.

• In August 2004, the credit facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio for 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30.0 million of cash restructuring expenses to be excluded from the calculation of EBITDA.

      The Company believes that its performance in the reduction of the loan, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions, it will endeavor to take the actions necessary to maintain sufficient financial flexibility with its debt covenants and remain in compliance.

Recent Accounting Pronouncements

      Recent accounting pronouncements are detailed in Footnote 17.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

     The Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer have completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report ("Evaluation Date"). Based on this evaluation, as of the Evaluation Date, they concluded that such disclosure controls and procedures are effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's Exchange Act filings.

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

     Beginning in 2005, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, (3) management's assessment of the effectiveness of internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

     Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, the Company has, since 2003, been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. During the second quarter of 2004, the Company commenced testing its internal controls. The Company's documentation and testing to date have identified certain gaps in the design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditors, conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

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

___________

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K/A for the year ended December 31, 2003 and its Form 8-K dated August 5, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) During the first half of 2004, in connection with the exercise of options to purchase Common Stock of the Company by an executive who was legally prohibited from selling such shares in the public market, the Company repurchased 2,029 shares of its Common Stock for an aggregate cost of $40 thousand.

Item 4. Submission of Matters to a Vote of Security Holders

The stockholders of the company voted on one item at the Annual Meeting of Stockholders held on May 25, 2004: the election of nine directors to terms ending in 2005.

Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

Class A Directors	Votes For	Withheld

William I. Jacobs	31,942,378	4,206,726
Peter G. Tombros	32,276,135	3,872,969
Farah M. Walters	34,581,335	1,567,769

Class B Directors

Glen E. Hess	11,872,897	0
Jill Kanin-Lovers	11,872,897	0
Ramon M. Perez	11,872,897	0
Einar W. Sissener	11,872,897	0
Robert Thong	11,872,897	0
Ingrid Wiik	11,872,897	0

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	Amended and Restated Supply Agreement between Plantex USA, Inc. and Purpac Pharmaceutical Co., dated April 26, 2004 is filed as an Exhibit to this Report.*

10.2	Selective Waiver Agreement by and between Alpharma Inc. and Teva Pharmaceutical Industries Ltd., dated April 26, 2004.*

10.3	Amendment No. 4 to the Credit Agreement, dated as of April 19, 2004, among the Company, Bank of America and other lenders is filed as an Exhibit to this Report.

10.4	Amendment No. 5 to Bank Credit Agreement, dated as of August 3, 2004, among the Company, Bank of America and other lenders is filed as an Exhibit to the Report.

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(b)       Reports on Form 8-K

A current report on Form 8-K was furnished to the SEC on May 6, 2004, in connection with the Company's intention to restate its consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2003 and for the year ended December 31, 2003.

A current report on Form 8-K was furnished to the SEC on May 7, 2004, in connection with the Company's announcement of its financial results for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: August 5, 2004	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date: August 5, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller