Form 10-Q
period 2004-09-30
ALPHARMA INC
filed 2004-11-05
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2004	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 25, 2004:
Class A Common Stock, $.20 par value -- 40,812,833 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of September 30, 2004 and December 31, 2003	3
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	4
	Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5
	Notes to Consolidated Condensed Financial Statements	6 - 29
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	30 - 40
Item 3	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4	Controls and Procedures	41 - 43
PART II. Item 1	OTHER INFORMATION Legal Proceedings	44
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	44
Item 6	Exhibits and Reports on Form 8-K	44
	Signatures	45

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 66,950	$ 58,623
Accounts receivable, net	176,455	258,471
Inventories	360,037	309,277
Prepaid expenses and other current assets	61,845	66,620
Total current assets	665,287	692,991

Property, plant and equipment, net	456,308	481,554
Goodwill	708,696	710,979
Intangible assets, net	315,554	347,670
Other assets and deferred charges	81,752	96,074

Total assets	$2,227,597	$2,329,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 18,676	$ 25,407
Short-term debt	15,547	9,500
Accounts payable	138,402	122,780
Accrued expenses	170,838	170,108
Accrued and deferred income taxes	25,642	30,476
Total current liabilities	369,105	358,271

Long-term debt:
Senior	522,962	600,696
Convertible subordinated notes	161,989	181,553
Deferred income taxes	26,092	24,508
Other non-current liabilities	32,160	32,251
Commitments and contingencies (see Note 13)

Stockholders' equity:
Class A Common Stock	8,254	8,092
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,069,374	1,059,104
Unearned compensation	(8,402)	(2,667)
Accumulated deficit	(37,578)	(23,284)
Accumulated other comprehensive income	88,909	95,784
Treasury stock, at cost	(7,643)	(7,415)
Total stockholders' equity	1,115,289	1,131,989
Total liabilities and stockholders' equity	$2,227,597	$2,329,268

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2003	2004	2003

Total revenue	$297,547	$315,380	$925,183	$950,635
Cost of sales	181,611	198,736	562,980	568,625
Gross profit	115,936	116,644	362,203	382,010
Selling, general and administrative expenses	93,808	80,916	284,383	255,571
Research and development	21,305	14,989	59,771	45,364
Asset impairments and other - Aquatics	513	--	9,987	--
Operating income	310	20,739	8,062	81,075
Interest expense and amortization of debt issuance costs	(14,949)	(15,671)	(44,076)	(48,508)
Loss on extinguishment of debt	--	--	(2,795)	(29,100)
Other income (expense), net	8,223	604	28,943	2,486
Income (loss) from continuing operations before income taxes	(6,416)	5,672	(9,866)	5,953
Provision (benefit) for income taxes	(1,748)	1,052	(2,651)	(2,060)
Income (loss) from continuing operations	(4,668)	4,620	(7,215)	8,013

Loss on discontinued operations, net	--	(4,318)	--	(5,303)

Net income (loss)	$(4,668)	$302	$(7,215)	$2,710

Earnings per common share:
Basic
Income (loss) from continuing operations	$(0.09)	$ 0.09	$(0.14)	$0.15
Loss from discontinued operations	$ --	$(0.08)	$ --	$(0.10)
Net income (loss)	$(0.09)	$ 0.01	$(0.14)	$0.05
Diluted
Income (loss) from continuing operations	$(0.09)	$ 0.09	$(0.14)	$0.15
Loss from discontinued operations	$ --	$(0.08)	$ --	$(0.10)
Net income (loss)	$(0.09)	$ 0.01	$(0.14)	$0.05

Dividends per common share	$0.045	$0.045	$0.135	$0.135

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net income (loss)	$(7,215)	$2,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,765	71,173
Interest accretion on convertible debt	4,891	4,866
Amortization of loan costs	2,062	3,252
Other non-cash items	22,799	8,331
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	77,973	(15,511)
(Increase) decrease in inventory	(58,881)	12,769
Increase (decrease) in accounts payable, accrued expenses and taxes payable	13,533	(28,133)
Decrease in prepaid expenses	5,013	4,649
Other, net	7,836	4,270
Net cash provided by operating activities	139,776	68,376

Investing Activities:
Capital expenditures	(29,478)	(33,315)
Purchase of intangible assets	(1,050)	(2,237)
Proceeds from sale of Aquatic	3,867	--
Purchase of Wynco	(12,857)	--
Proceeds from sale of Wynco	17,000	--
Proceeds from sale of property	--	2,355
Net cash used in investing activities	(22,518)	(33,197)

Financing Activities:
Dividends paid	(7,079)	(6,978)
Reduction of long-term debt	(159,970)	(265,923)
Issuance of senior unsecured debt	--	220,000
Net advances under lines of credit	56,035	8,027
Proceeds from issuance of common stock	2,478	5,992
Purchase of treasury stock	(228)	--
Net capital contribution of parent	--	2,267
Net cash used in financing activities	(108,764)	(36,615)

Net cash flows from exchange rate changes	(167)	(1,279)

Increase (decrease) in cash	8,327	(2,715)
Cash and cash equivalents at beginning of year	58,623	23,963	*
Cash and cash equivalents at end of period	$66,950	$21,248

*Includes $91 of cash included in discontinued operations.

See notes to the consolidated condensed financial statements.

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2003 Annual Report on Form 10-K/A. The reported results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Stock Options and Employee Stock Purchase Plan

     At September 30, 2004, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(4,668)	$ 302	$(7,215)	$2,710
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	533	66	1,377	78
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,298	1,275	4,021	4,115

Pro forma net income (loss)	$(5,433)	$(907)	$(9,859)	$(1,327)

Earnings (loss) per share:
Basic-as reported	$(0.09)	$0.01	$(0.14)	$0.05
Basic-pro forma	$(0.10)	$(0.02)	$(0.19)	$(0.03)

Diluted-as reported	$(0.09)	$0.01	$(0.14)	$0.05
Diluted-pro forma	$(0.10)	$(0.02)	$(0.19)	$(0.03)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:
Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	2004	2003

Expected life (years)	3.63	N/A	3.63	4.12
Expected future dividend yield (average)	0.95%	N/A	0.90%	0.98%
Expected volatility	0.58	N/A	0.57	0.60

     The risk-free interest rates for 2004 and 2003 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rates for the three months ended September 30, 2004 and 2003 amounted to 3.5% and 3.1%, respectively. The weighted average interest rates for the nine months ended September 30, 2004 and 2003 amounted to 3.4% and 2.9%, respectively. The weighted average fair value of options granted during the three months ended September 30, 2004 with exercise prices equal to fair market value on the date of grant was $9.03. There were no options granted during the three months ended September 30, 2003. The weighted average fair value of options granted during the nine months ended September 30, 2004 and 2003 with exercise prices equal to fair market value on the date of grant was $9.35 and $8.79, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units that are valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit has a potential value between zero and $200. In 2004, approximately 93,727 performance units were granted under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2006. In accordance with Statement of Financial Accounting Standard ("SFAS") 5, "Accounting for Contingencies", the future outcome of the Company's performance measured against peer companies is undeterminable, and therefore the Company has not established a reserve for potential future costs. The potential costs would be $9,373 in 2006 if 100% of target is achieved, and potentially up to $18,745 upon exceeding target. If the Company had made the computation as of September 30, 2004, the liability would be zero.

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

       Compliance with these financial covenants in 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by reducing term debt by $318,362 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at September 30, 2004 were $557,185 and $719,174, respectively, compared to $635,603 and $817,156, respectively, at December 31, 2003.

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2004 has been negatively affected by corrective actions related to the Company's response to FDA Form 483s issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and production delays and interruptions at the Elizabeth plant. In addition, there were no new product introductions during 2003 or through September 30, 2004, from either plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. In September 2004, the FDA inspected Elizabeth and has since advised the Company it is eligible for new product approvals. Since the September inspection, the Company has received four new product approvals. In the fourth quarter of 2004, the Company has commenced two product launches for the Elizabeth site. The Company expects to complete substantially all of the FDA compliance enhancement plan in Baltimore by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. The FDA has requested a meeting in the fourth quarter of 2004 to review the status of the Baltimore corrective actions. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon results of future inspections performed by the respective Baltimore and New Jersey Districts of the FDA. (See Note 13 for further details.)

      In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in August 2004, which reduced the interest coverage ratio from 3.50:1.00 to 3.00:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increased the permitted leverage ratio from 4.00:1:00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

The Company remained in compliance with all its debt covenants at September 30, 2004, with approximately $40,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio.

The Company has a forecast for the remainder of 2004 and a preliminary outlook for 2005. The primary purpose of the outlook for 2005 is to evaluate flexibility in complying with each of the financial covenants prior to the preparation of a formal operating plan. The outlook indicates continued difficult operating conditions in the U.S. Pharmaceutical business, which will be mitigated to a certain extent by the fourth quarter 2004 launch of gabapentin. Based on the outlook, the Company expects to remain in compliance with its financial covenants throughout 2005. Flexibility may be diminished in late 2005 as the ratios tighten. Dependent on actual results, the Company may need to consider actions to ensure continued compliance.

The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $30,528 for the nine months ended September 30, 2004 compared to $35,552 for the nine months ended September 30, 2003.

• Reduce operating costs. The Company continues to evaluate actions to reduce its cost base throughout 2004 and beyond. The Company is expecting to complete a study in the fourth quarter that may result in charges to reduce its workforce.

• Continue to sell certain assets. In the first quarter of 2004, the Company bought the outstanding 50% of its Wynco joint venture and resold it within the first quarter generating approximately $4,000 of incremental cash. In July 2004, the Company completed the sale of the Aquatic Animal Health operations to an employee group for approximately $3,900 and possible future contingent proceeds.

It is possible that, if completed, certain divestitures could result in losses and could be dilutive to the Company's continuing earnings per share. There is no guarantee any divestiture will be completed.

• Use of cash in international locations to reduce the amounts due under the 2001 Credit Facility. The Company is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. The study is on-going and no decision has yet been reached.

• Reduce subordinated convertible debt by issuing common stock. At September 30, 2004, the Company has $161,989 of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. In the second quarter of 2004, the Company repurchased a portion of its 5.75% convertible debt to reduce the amount outstanding to the level required to maintain compliance with its loan covenants. The Company's loan covenants also require that amounts outstanding of the 6.875% convertible debt ($152,237 at September 30, 2004) be reduced to $10,000 or less by December 1, 2005. The Company is exploring various options available to it to meet this requirement.

• Obtaining amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at September 30, 2004 the amount outstanding was $337,185 (a reduction of $284,815). The Company has obtained amendments as follows:

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

• In August 2004, the 2001 Credit Facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio from 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

      The Company believes that its performance in the reduction of the 2001 Credit Facility, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions, it will endeavor to take the actions necessary to maintain sufficient financial flexibility with its debt covenants to remain in compliance.

3.      Inventories

     Inventories consist of the following:

	September 30, 2004	December 31, 2003

Finished product	$182,213	$163,141
Work-in-process	72,413	64,503
Raw materials	105,411	81,633
	$360,037	$309,277

     Included in the September 30, 2004 amounts are inventories related to one product, gabapentin, which was launched in the fourth quarter, as follows: finished product - $22,029; work-in-process - $12,438; and raw materials - $7,498. There is no Gabapentin inventory in the December 31, 2003 inventory balances. The raw material for gabapentin has a shelf life of approximately 4 years and, when produced, finished goods have a 2 year dating. At September 30, 2004 and December 31, 2003, $8,166 and $12,498, respectively, of raw materials previously included in inventories have been reclassified to prepaid expenses and other, as the cost of the raw materials will be recoverable upon receipt of replacement inventory. Upon receipt, the raw materials will be reclassified as inventory. (See Note 13 for additional information regarding gabapentin.)

4.      Long-Term Debt

Long-term debt consists of the following:
	September 30, 2004	December 31, 2003
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$55,881	$ 85,603
Term B	225,757	285,766
Revolving credit	40,000	--
	321,638	371,369

8.625% Senior Notes due 2011	220,000	220,000
Industrial Development Revenue Bonds	--	1,200

Denominated in Other Currencies	--	33,534
Total senior long-term debt	541,638	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion (the "06 Notes")	152,237	147,346
5.75% Convertible Subordinated Notes due 2005	9,752	34,207
Total subordinated debt	161,989	181,553

Total long-term debt	703,627	807,656
Less, current maturities	18,676	25,407
	$684,951	$782,249

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

     The 2001 Credit Facility has several financial covenants including a total debt to EBITDA ratio, senior debt to EBITDA ratio, fixed charge coverage ratio and an interest coverage ratio. In August 2004, an amendment was approved which permitted exclusions from EBITDA of up to $30,000 of cash restructuring charges incurred from July 1, 2004 to December 31, 2004 and amended and relaxed the interest coverage ratio and leverage ratio requirements through December 31, 2004. (See Note 2.)

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted weighted average shares outstanding is, as follows:
(Shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average shares outstanding -- basic	52,112	51,751	52,004	51,590
Stock options	--	575	--	451
Average shares outstanding -- diluted	52,112	52,326	52,004	52,041

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three and nine months ended September 30, 2004, stock options had an anti-dilutive effect and therefore stock options to purchase approximately 3,781,000 shares were not included in the diluted EPS calculation. For the three and nine months ended September 30, 2003, stock options to purchase approximately 1,817,000 and 1,968,000 shares, respectively, were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares.

     The following table summarizes stock options not included in the computation of diluted EPS:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Excluded due to option price greater than market value	2,325	1,817	2,037	1,968
Excluded due to anti-dilution	1,456	--	1,744	--

     The numerator for the calculation of diluted EPS includes an add back for interest expense and debt cost amortization, net of income tax effects, related to the 05 and 06 Notes when applicable. For the three months ended September 30, 2004, the effects of the 05 and 06 Notes (convertible into 341,054 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was anti-dilutive. For the nine months ended September 30, 2004, the effects of the 05 and 06 Notes (convertible into 626,139 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was anti-dilutive. For the three and nine months ended September 30, 2003, the effects of the 05 and 06 Notes (convertible into 1,196,310 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was anti-dilutive. The numerator for the calculation of basic and diluted EPS is net income (loss) for all periods.

6.   Goodwill and Intangible Assets

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization, which is included in Selling, general and administrative expenses. Annual amortization expense for the years 2004 through 2008 is currently estimated to be approximately $35,500, $35,200, $32,500, $30,600 and $29,800, respectively.

     Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, in 2003, one product important to the Company's German operations, Pentalong, was required to submit proof of safety and efficacy by the fourth quarter of 2004. The Company may be unable to submit all of the required data but expects to continue to sell Pentalong based on conditional approval. If the Company ultimately cannot complete the study satisfactorily, the Company will be required to re-evaluate the carrying value of intangible assets totaling approximately $16,000. The Company believes, but cannot assure, it will be successful.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2003	$347,670

Additions	1,050
Amortization	(26,629)
Translation adjustment	(1,558)
Write-off of intangibles on sale and impairments	(4,979)

Balance, September 30, 2004	$315,554

Accumulated amortization, September 30, 2004	$172,284

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the period ended September 30, 2004, are as follows:
	IG	API	USHP	Total
Balance December 31, 2003	$298,450	$5,906	$406,623	$710,979
Foreign exchange translation	(2,159)	(124)	--	(2,283)

Balance September 30, 2004	$296,291	$5,782	$406,623	$708,696

     As required, in the fourth quarter of 2003, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. This assessment will be conducted as required in the fourth quarter of 2004.

7.    Reorganization, Refocus and other Actions

     The Company has only included severance related to specific programs as management actions. Other severance charges not related to specific programs are not segregated from normal operations. The following table presents cash activity in the severance and other closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs
Balance, December 31, 2003	$10,371	$13,637
Charges	--	--
Adjustments	(76)	(153)
	10,295	13,484
Payments	(7,169)	(2,666)
Translation adjustments	(128)	(114)
Balance, September 30, 2004	$2,998	$10,704

     The liabilities for accrued severance as of September 30, 2004 are reflected in accrued expenses. The Company expects to settle these liabilities, the majority of which related to 2003 charges, over the next nine months, in cash.

     The liabilities for other closure and exit costs as of September 30, 2004 primarily relate to demolition costs, payment related to a discontinued product, lease obligations and other contractually committed costs associated with Animal Health facility closures announced in 2002. The Company expects to settle these liabilities over the next nine months.

8.    Pension Plans and Postretirement Benefits:

U.S.:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2004	2003	2004	2003
Service cost	$1,161	$996	$18	$25
Interest cost	540	652	44	56
Expected return on plan assets	(644)	(440)	--	--
Net amortization of transition obligations	2	8	1	1
Amortization of prior service cost	(17)	(20)	(31)	(31)
Recognized net actuarial (gain) loss	137	142	11	28
Net periodic benefit cost	$1,179	$1,338	$ 43	$ 79

	Pension Benefits For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$3,433	$2,988	$ 60	$75
Interest cost	2,056	1,956	150	168
Expected return on plan assets	(1,948)	(1,320)	--	--
Net amortization of transition obligations	6	24	3	3
Amortization of prior service cost	(51)	(60)	(93)	(93)
Recognized net actuarial (gain) loss	431	426	57	84
Net periodic benefit cost	$3,927	$4,014	$ 177	$ 237

     Employer contributions primarily include those amounts contributed directly to, or paid directly from, plan assets. The Company expects to contribute approximately $4,300 to the U.S. pension plans in 2004. Through the third quarter, the Company has contributed $1,000 in 2004.

Europe:

     The net periodic benefit costs for the Company's pension plans are as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$1,331	$1,241	$3,996	$3,723
Interest cost	1,032	1,012	3,097	3,036
Expected return on plan assets	(802)	(695)	(2,406)	(2,085)
Amortization of transition obligation	145	2	435	6
Amortization of prior service cost	28	67	80	201
Recognized net actuarial loss	61	106	184	318
Net periodic benefit cost	$1,795	$1,733	$5,386	$5,199

     The Company expects to contribute approximately $5,000 to the European pension plans in 2004. Through the third quarter, the Company has contributed $3,916 in 2004.

9.     Aquatic Animal Health Group

In July 2004, the Company completed the sale of its Aquatic Animal Health Group ("Aquatic"). This business was included in the Animal Health Segment and manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide. During the second quarter of 2004, the Company reached agreement for the sale of Aquatic to the senior management of Aquatic. As of June 30, 2004, the pending sale was approved and was probable. A final purchase agreement was signed and the closing took place in July 2004.

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", at June 30, a loss of $9,474 was booked. In July, the sale was consummated and proceeds of approximately $3,900 were received for working capital transferred. The working capital amount is subject to adjustment. At September 30, 2004, the Company has a receivable of approximately $400 for additional working capital transferred. The following summarizes the loss from impairment and sale included through September 30, 2004:

Impairment and other loss at June 30, 2004	$9,474

Adjustments to actual on closing	49

Curtailment loss booked for Aquatic employees	464
9,987

Approximate tax benefit	(2,673)

Net loss on sale of Aquatic	$ 7,314

(Loss) per common share	$(0.14)

     The loss does not include a potential earn out of up to $2,900 contingently payable in three years dependent on Aquatic's future profitability.

     The operations of Aquatic are not classified as discontinued operations, as the Company and Aquatic will have significant continuing involvement. The Company and Aquatic will continue to manufacture certain products for each other for at least 3 years and the potential earn out is significant to the cash flows of Aquatic.

The results of Aquatic operations included in the Animal Health segment for the three and nine months ended September 30, 2004 and 2003, are summarized as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$1,207	$4,957	$7,004	$11,233
Operating income (loss) including impairments	$(174)	$458	$(11,787)	$(1,767)

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

11.      Supplemental Data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Other income (expense), net:
Metformin ER profit-sharing income	$ 216	$ --	$17,142	$ --
Sale of product license	--	--	4,000	--
Sale of ANDA	--	--	2,000	--
Sale of Wynco	--	--	(1,523)	--
Interest income	507	41	1,409	376
Foreign exchange gains (losses), net	1,113	134	654	1,305
Litigation/Insurance settlements	5,250	---	5,250	1,200
Other, net	1,137	429	11	(395)
	$8,223	$ 604	$28,943	$2,486
Interest expense and amortization of debt costs:

Interest expense	$(14,289)	$(14,851)	$(42,015)	$(45,256)
Amortization of debt issuance costs	(660)	(820)	(2,061)	(3,252)
	$(14,949)	$(15,671)	$(44,076)	$(48,508)
Supplemental cash flow information:

Other non-cash operating activities:

Loss on sale of Aquatics business			$9,987	$ --
Non-cash asset write-downs			9,501	6,909
Loss on disposal of discontinued operations			--	3,716
Gain on sale of property			--	(2,294)
Write-off of intangibles on sale of Wynco			1,090	--
Amortization of unearned compensation on restricted shares			2,221	--
			$22,799	$8,331

Cash paid for interest			$30,240	$35,134
Cash paid (refunded) for income taxes, net			$ 2,388	$ 7,033

12.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $9,758 and $13,733 for the three months ended September 30, 2004 and 2003, respectively and $(14,091) and $59,469 for the nine months ended September 30, 2004 and 2003, respectively.

      The components of accumulated other comprehensive income for the Company include:
	September 30, 2004	December 31, 2003

Cumulative translation adjustment	$90,770	$98,021
Minimum pension liability, net	(1,455)	(283)
Unrealized losses on derivative contracts, net	(406)	(1,954)
	$88,909	$95,784

13.      Contingent Liabilities and Litigation

     The Company is involved in various legal proceedings, of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with the following legal proceedings (other than the gabapentin litigation discussed below) will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.

FDA Compliance

     During 2001, the Company received a substantial notice of inspection observations ("483 Report") from the FDA at its USHP facility in Baltimore. The 483 Report recorded observed deviations from cGMPs. This inspection resulted in an assertion by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has received monthly updates on the plant's progress against its corrective action plan and has continued to monitor the program. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report. While the number and scope of the comments has declined significantly from the Report received in August 2002, the FDA continues to focus on the facility's need to complete its corrective action plan. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. The FDA has requested a meeting in the fourth quarter of 2004 to review the status of the Baltimore corrective actions. The Company anticipates it will be the subject of another inspection in early 2005. No assurance can be given as to the outcome of this anticipated inspection. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was substantially reduced in several increments during 2002 and 2003 to nineteen products. This lower production level remains in effect and has been incorporated into the Company's 2004 outlook.

Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received an FDA 483 Report in January 2003 that recorded observed deviations from cGMPs. The Company submitted a comprehensive response in February 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report in December 2003 alleging continued deficiencies in compliance with FDA regulations. Certain product recalls were included in the original corrective action plan and were completed in 2002 and 2003. The Company completed a significant portion of its corrective actions in the third quarter of 2004, with the remainder estimated for completion by March 2005, subject to FDA's final review and satisfaction with the actions taken. During September 2004, the FDA completed a re-inspection of the Elizabeth facility and issued a 483 Report. The number and scope of the comments have declined significantly. The Company has submitted its response and is taking action to address the observations. Prior to the most recent inspection, the Company's pending requests for new product approvals involving manufacturing at the Elizabeth plant had been withheld. As a result of the most recent inspection, the Company has been informed by the FDA that the Elizabeth site is eligible for new product approvals and the FDA has issued four new ANDA product approvals involving products to be manufactured at Elizabeth.

     The total cost and timing of both the Baltimore and Elizabeth corrective action plans are subject to change based upon results of future inspections performed by the respective Baltimore and New Jersey Districts of the FDA. To assist with the implementation of corrective actions at the Baltimore and Elizabeth facilities, the Company has added significant internal and external personnel (largely quality and laboratory personnel) at both sites.

In October, 2004, the FDA conducted a general inspection at the Company's Skoyen, Norway plant. As a result of this inspection, the Company received a 483 Report in October that recorded observed deviations from cGMPs. The Company is in the process of responding to the FDA. Certain of the Company's API products are manufactured at the Skoyen facility and are included in the scope of the inspection. The effect, if any, of the FDA inspection on the regulatory status of the Skoyen site or the products manufactured at this site will not be known until the FDA reacts to the Company's response to the 483 Report.

Gabapentin Litigation

In response to the Company's submission to the FDA of its ANDAs filed with paragraph IV certifications for gabapentin capsules and tablets, the Company was sued by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for the alleged infringement of three U.S. patents. The Company filed motions for summary judgment with respect to two of the patents and these motions have been decided in the Company's favor by the District Court. The Company has also submitted to the court motions for summary judgment on the third patent. These motions are under consideration by the Court and have not yet been ruled upon.  During the fourth quarter of 2004, oral arguments are scheduled to be heard on these summary judgment motions. In the event the Company's summary judgment motions are denied, there will likely be a trial with respect to the third patent. No trial date has been set for the case relating to the third patent.

The Company received final approval from the FDA for gabapentin capsules 100 mg, 300 mg, and 400 mg and tablets, 600 mg and 800 mg. The Company also received confirmation from the FDA that it has secured eligibility for 180 day market exclusivity on each of these products.

     On October 8, 2004, the Company launched gabapentin capsules, triggering the 180-day market exclusivity period for capsules. On October 13, 2004, the District Court for the District of New Jersey denied a Pfizer motion for a Preliminary Injunction seeking to enjoin the Company's sale of gabapentin. Since the Company is selling gabapentin, in the event of an adverse decision with respect to Pfizer's allegations of patent infringement, the Company could be liable for Pfizer's lost profits due to the Company's sales and enhanced damages which could significantly exceed the aggregate of the Company's profits from the sale of gabapentin and the Teva indemnification (see below). These monetary damages could be materially adverse to the Company and materially affect its consolidated financial statements. The Company has received an opinion of independent patent counsel and believes that it will not ultimately be found liable for patent infringement. There is no assurance, however, that the Company will ultimately prevail on the liability issues.

     In anticipation of the launch of gabapentin, in 1999, the Company entered into a supply agreement with Plantex USA Inc. (a subsidiary of Teva Pharmaceutical Industries, Ltd ("Teva")), the manufacturer of the gabapentin active pharmaceutical ingredient (the "GAPI") under which the Company has acquired GAPI inventory. Subsequently, in April 2004 and September 2004, the Company entered into agreements with Teva which provide for Teva to indemnify the Company for a portion of its potential patent litigation risks regarding the launch of gabapentin and permit Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. Additionally, the agreements provide for certain payments to the Company based on Teva's net sales during the exclusivity period and include certain obligations for the supply and purchase of GAPI. In return, the Company will make certain payments to Teva based on the Company's net sales from gabapentin. In the event the Company is unable to sell sufficient finished product to utilize all of the GAPI the Company is obligated to purchase, the Company will reassess the net realizable value of the GAPI, and may incur a charge to write-down GAPI to its net realizable value and record any required payments under the supply agreement.

On April 14, 2004, Apotex (formerly known as Torpharm) filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and challenging the Company's eligibility for exclusivity. The District Court ruled in favor of the Company and affirmed the Company's entitlement to exclusivity on gabapentin capsules. The case has been appealed and, on July 27, 2004, the United States Court of Appeals for the District of Columbia ordered that the FDA's final approval for the Company's gabapentin capsule ANDA be stayed pending resolution of the appeal. The Company filed a motion requesting that the Court of Appeals vacate its stay order and, on September 17, 2004, the Court of Appeals granted the Company's motion and vacated its stay order. Oral argument is scheduled before the Court of Appeals during the fourth quarter of 2004. A decision adverse to the Company could have the effect of prematurely terminating the Company's 180 day exclusivity period.

SEC Investigation

In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. Deposition and document discovery is underway.

Serious Fraud Office Investigation

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

Medicaid Litigation

The Company has, along with twelve other pharmaceutical manufacturers, been named in a lawsuit being brought by the Attorney General of Massachusetts in the District Court of Massachusetts. The litigation alleges improprieties in the various companies' practices of reporting average wholesale prices to certain third party reporting entities from 1994 through 2003 with regard to certain of their respective drugs for which the Massachusetts Medicaid program provided reimbursement. The litigation alleges, fraud, unjust enrichment, violation of the Massachusetts Medicaid False Claims Act, breach of contract, breach of duty of good faith and fair dealing and violations of certain federal drug rebate laws. Massachusetts is seeking statutory and civil penalties including disgorgement of profits and treble damages as may be determined at trial. The defendants have jointly filed a motion for dismissal of the claims which is currently pending before the court. The Company also received in the third quarter, an informational subpoena from the Attorney General of the State of Florida seeking documents and information regarding four of the Company's products reimbursed by Florida Medicaid. The Company is in the process of responding to this request. Additionally, the Attorneys General for Illinois, Kentucky and Nevada have given the Company notice that said agencies intend to investigate Medicaid pricing issues within their jurisdiction.

Perrigo Agreement Litigation

The Federal Trade Commission, in conjunction with various State Attorney's General completed a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company inter alia (i) renounced its 180 day Waxman-Hatch marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments from Perrigo. The Company entered into a settlement with the FTC and the States whereby the Company agreed to pay $2,500 to the FTC and $500 to the States. The Company had previously reserved $3,000 in connection with this matter. Four private lawsuits alleging antitrust, unfair competition and restraint of trade have been filed against the Company in connection with this matter. The plaintiffs are seeking treble damages in response to the claims. The Company is in the process of responding to the claims made in the lawsuits.

Chicken Litter Litigation

  The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce litter that contains arsenic. The suit further alleges that this litter, when used as agricultural fertilizer by the chicken farmer, causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has filed a claim with its insurance carrier and the carrier has responded by reserving its rights to later reject such claim. In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and therefore has not had the opportunity to form a view on the plaintiff's allegations. Worldwide sales of this product were approximately $24,000 in 2003 and $17,000 in the aggregate for the first three quarters of 2004.

Other Commercial Disputes

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

Settlement

In July 2004, the Company settled outstanding litigation with a contract manufacturer who had supplied product to the Company in prior years and received a $5,250 settlement payment. This settlement was recorded as other income in the third quarter of 2004.

Other Litigations

The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits on an individual basis should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

14.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 23% of the total outstanding common stock as of September 30, 2004. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

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

	Three Months Ended September 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$90,496	$87,963	$5,551	$6,176
API	35,845	24,349	17,099	7,877
USHP*	96,756	131,676	(17,116)	8,617
Total Human Pharmaceuticals	223,097	243,988	5,534	22,670

Animal Health	74,586	73,914	8,268	7,139

Unallocated and other eliminations*	(136)	(2,522)	(13,492)	(9,070)
	$297,547	$315,380	$ 310	$20,739

	Nine Months Ended September 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$278,339	$268,595	$17,180	$23,833
API	109,838	90,813	57,979	46,887
USHP*	329,234	388,178	(23,058)	26,142
Total Human Pharmaceuticals	717,411	747,586	52,101	96,862

Animal Health	230,574	209,706	8,260	12,794
Elimination of income*	(17,142)	--	(17,142)	--
Unallocated and other eliminations	(5,660)	(6,657)	(35,157)	(28,581)
	$925,183	$950,635	$8,062	$81,075

* Metformin ER profit-sharing income of $216 and $17,142 for the three and nine months ended September 30, 2004, respectively, is included in USHP and is classified as Other income in the Consolidated Statement of Operations.

     Included in accrued expenses at December 31, 2003 was a $6,337 price reduction related to a product purchased under a vendor supply contract. The recognition of the reduced pricing was subject to the negotiation and execution of a final agreement, which was to be determined by either the completion of negotiations for a new supply contract or when the Company had ceased doing business with the vendor. In May of 2004, the Company entered into a new supply agreement with the vendor and as a result, $1,356 of the price reduction has been recognized in income for the nine months ended September 30, 2004. The Company will recognize the remaining price reduction in income over the remaining term of the new agreement.

16.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the Consolidating Balance Sheet as of September 30, 2004 and December 31, 2003 and the related Statements of Operations and Cash Flows for the nine months ended September 30, 2004 and 2003 for:
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

ALPHARMA INC.
Consolidating Balance Sheet
As of September 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ (876)	$ 1,418	$ 66,408	$ --	$ 66,950
Accounts receivable, net	42,193	45,036	89,226	--	176,455
Inventories	61,933	182,842	127,859	(12,597)	360,037
Prepaid expenses and other	4,108	42,794	10,527	4,416	61,845
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,009,481	735,223	1,097,880	(3,842,584)	--
Total current assets	2,116,839	1,007,313	1,391,900	(3,850,765)	665,287

Property, plant & equipment, net	112,754	155,628	187,926	--	456,308
Goodwill	4,585	405,619	300,822	(2,330)	708,696
Intangible assets, net	43,367	164,225	107,962	--	315,554
Investment in subsidiaries	339,612	525,960	--	(865,572)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	31,057	6,225	44,470	--	81,752
Total assets	$2,648,214	$2,264,970	$2,033,080	$(4,718,667)	$2,227,597

Current liabilities:
Short term debt	$ --	$15,000	$ 547	$ --	$ 15,547
Long term debt, current portion	--	18,676	--	--	18,676
Accounts payable and accrued expenses	66,634	144,044	98,562	--	309,240
Accrued and deferred income taxes	11,625	(10,226)	24,243	--	25,642
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,104,916	1,659,787	1,077,881	(3,842,584)	--
Total current liabilities	1,183,175	1,827,281	1,201,233	(3,842,584)	369,105

Long term debt:
Senior	220,000	302,962	--	--	522,962
Convertible subordinated notes	161,989	--	--	--	161,989
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	15,759	--	26,092
Other non-current liabilities	5,167	873	26,120	--	32,160

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,254	--	--	--	8,254
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,069,374	12,716	488,734	(501,450)	1,069,374
Deferred stock cost	(8,402)	--	--	--	(8,402)
Retained earnings	(37,578)	73,399	230,447	(303,846)	(37,578)
Accumulated other comprehensive loss	88,909	--	70,787	(70,787)	88,909
Treasury stock, at cost	(7,643)	--	--	--	(7,643)

Total stockholders' equity	1,115,289	86,115	789,968	(876,083)	1,115,289
Total liabilities & stockholders' equity	$2,648,214	$2,264,970	$2,033,080	$(4,718,667)	$2,227,597

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

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$ 248,105	$327,806	$456,793	$(107,521)	$925,183
Cost of sales	172,875	242,590	255,036	(107,521)	562,980
Gross profit	75,230	85,216	201,757	--	362,203
Operating expenses	74,132	131,090	148,919	--	354,141
Operating income (loss)	1,098	(45,874)	52,838	--	8,062
Interest expense - 3rd parties	(27,897)	(14,655)	(1,524)	--	(44,076)
Other income (expense), net	(2,189)	26,922	1,415	--	26,148
Equity in earnings of subsidiaries	21,927	40,239	--	(62,166)	--
Income (loss) before taxes	(7,061)	6,632	52,729	(62,166)	(9,866)
Provision (benefit) for income taxes	(154)	15,295	(12,490)	--	2,651
Net income (loss) from continuing operations	(7,215)	21,927	40,239	(62,166)	(7,215)
Net discontinued operations	--	--	--	--	--
Net income (loss)	$(7,215)	$21,927	$40,239	$(62,166)	$(7,215)

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$224,878	$382,685	$431,798	$(88,726)	$950,635
Cost of sales	149,267	256,542	251,542	(88,726)	568,625
Gross profit	75,611	126,143	180,256	--	382,010
Operating expenses	68,898	102,389	129,648	--	300,935
Operating income	6,713	23,754	50,608	--	81,075
Interest expense - 3rd parties	(11,451)	(35,101)	(1,956)	--	(48,508)
Other income (expense), net	(27,749)	221	914	-	(26,614)
Equity in earnings of subsidiaries	24,374	27,635	--	(52,009)	--
Income (loss) before taxes	(8,113)	16,509	49,566	(52,009)	5,953
Provision (benefit) for income taxes	(10,823)	(7,865)	16,628	--	(2,060)
Net income (loss) from continuing operations	2,710	24,374	32,938	(52,009)	8,013
Net discontinued operations	--	--	(5,303)	--	(5,303)
Net Income (loss)	$2,710	$24,374	$27,635	$(52,009)	$2,710

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$ 30,208	$ 51,260	$ 58,308	$ ---	$ 139,776
Investing Activities
Capital expenditures	(2,453)	(7,467)	(19,558)	---	(29,478)
Purchase of businesses & intangibles, net of cash required	(148)	(12,857)	(902)	---	(13,907)
Proceeds from sale of Wynco	---	17,000	---	---	17,000
Proceeds from sale of AAHD	---	---	3,867	---	3,867
Net cash used in investing activities	(2,601)	(3,324)	(16,593)	---	(22,518)
Financing Activities:
Increase (decrease) in short-term debt	---	5,500	535	---	6,035
Reduction of senior long-term debt	---	(100,931)	(32,520)	---	(133,451)
Proceeds from senior long-term debt	---	50,000	---	---	50,000
Proceeds from employee stock option and stock purchase plan and other	2,139	111	---	---	2,250
Reduction of convertible debt	(24,455)	---	---	---	(24,455)
Payment of debt issuance costs	(2,064)	---	---	---	(2,064)
Change in intercompany dividends & investment in subsidiaries	6,348	(6,348)	---	---	---
Dividends paid	(7,079)	---	---	---	(7,079)
Net cash provided by (used in) financing activities	(25,111)	(51,668)	(31,985)	---	(108,764)
Net cash flows from exchange rate changes	---	45	(212)	---	(167)
Increase (decrease) in cash	2,496	(3,687)	9,518	---	8,327
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	-----	58,623
Cash and cash equivalents at end of period	$ (876)	$1,418	$66,408	$ ---	$66,950

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$12,110	$42,526	$13,740	$ --	$68,376
Investing Activities
Capital expenditures	(5,232)	(13,278)	(14,805)	--	(33,315)
Purchase of businesses & intangibles, net of cash required	(576)	(64)	(1,597)	--	(2,237)
Proceeds from sale of property	2,355	--	--	--	2,355
Net cash used in investing activities	(3,453)	(13,342)	(16,402)	--	(33,197)
Financing Activities:
Reduction of long-term debt	(261,181)	(3,339)	(827)	--	(265,347)
Issuance of senior unsecured debt	248,000	--	--	--	248,000
Net advances under lines of credit	--	(20,000)	27	--	(19,973)
Proceeds from employee stock option and stock purchase plan and other	8,259	--	--	--	8,259
Reduction of convertible debt
Payment of debt issuance costs	(576)	--	--	--	(576)
Change in intercompany dividends & investment in subsidiaries	6,325	(6,325)	--	--	--
Dividends paid	(6,978)	--	--	--	(6,978)
Net cash provided by (used in) financing activities	(6,151)	(29,664)	(800)	--	(36,615)
Net cash flows from exchange rate changes	--	--	(1,279)	--	(1,279)
Increase (decrease) in cash	2,506	(480)	(4,741)	--	(2,715)
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963

Cash and cash equivalents at end of period	$4,066	$2,141	$15,041	$ --	$21,248

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

      In December 2003, the FASB issued Staff Position FAS 106-1, "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("the Act") ("FSB FAS 106-1"). FSP FAS 106-1 allows for current recognition or a one-time deferral of the effects of the Act. The deferral suspends the application of SFAS No. 106's "Employers' Accounting for Postretirement Benefits Other Than Pensions," measurement requirements, and it revised SFAS 132's disclosure requirements for pension and other postretirement plans for the effects of the Act. The Company has elected to take the one-time deferral and, therefore, any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act. In May 2004, the FASB issued Staff Position No. 106-2 (FSP 160-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into income over the average remaining service period of plan participants. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The Company has implemented the new accounting standard in the third quarter of fiscal 2004. The Company's APBO and net periodic postretirement benefit costs as of and for the three and nine months ended September 30, 2004 reflect the effect of the Medicare Act. The implementation of the Medicare Act did not have a material effect on the overall results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

     In the third quarter of 2003, the Company closed the sale of its French subsidiary, Alpharma SAS ("SAS") for approximately $6.0 million. The operations of SAS for the nine months ended September 30, 2003 have been removed from the continuing operations of the Company and are classified as a discontinued operation. All comparisons of results of operations refer to continuing operations and reflect the elimination of SAS.

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

     In July 2004, the Company announced that it completed the sale of the Aquatic Animal Health operations ("Aquatic") of its Animal Health business to an employee group. The Aquatic operations, which are headquartered in Oslo, Norway, manufacture and market vaccines primarily for use in immunizing farmed fish worldwide. The sales price was approximately $3.9 million and was based on the working capital of the Aquatic business. The Company recorded a pre-tax non-cash loss of $9.5 million (diluted loss per share of $0.13) in the second quarter of 2004 to record the impairment of the Aquatic carrying value. In the third quarter, the loss was increased by $0.5 million (diluted loss per share of $0.14 in total) to reflect a pension curtailment loss related to the Aquatic employees. The operations of Aquatic will not be classified as discontinued operations, as the Company and Aquatic will have significant continuing involvement. Aquatic operations included in the Animal Health segment for the three and nine months ended September 30, 2004 and 2003, are summarized as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$1.2	$5.0	$7.0	$11.2
Operating income (loss) including impairment	$(0.2)	$0.5	$(11.8)	$(1.8)

Results of Continuing Operations - Nine months ended September 30, 2004

     Total revenue decreased $25.5 million (2.7%) for the nine months ended September 30, 2004 compared to 2003. Foreign exchange increased revenues by approximately $31 million (3%) and the inclusion of one quarter sales of Wynco, acquired in January 2004 and sold on March 30, 2004, increased revenues by approximately $19 million (2%). Excluding foreign exchange and the Wynco acquisition, revenues declined approximately $75.0 million (8%). Operating income was $8.1 million in 2004 compared to $81.1 million in 2003. Diluted earnings (loss) per share was a ($0.14) loss in 2004 compared to $0.15 income in 2003. 2004 results include a pre-tax impairment and other charges relating to the sale of the Aquatic business of $10.0 million ($0.14 loss per share). 2003 results include a pre-tax charge of $28.4 million ($0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of senior notes due 2011.

The following summarizes revenues and operating income by segment:

Nine Months Ended September 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$278.3	$268.6	$17.2	$23.9
Active Pharmaceutical Ingredients ("API")	109.9	90.8	58.0	46.9
US Human Pharmaceuticals (1) (USHP)	329.2	388.2	(23.1)	26.1
Total Human Pharmaceuticals	717.4	747.6	52.1	96.9
Animal Health (AH) - base business	204.4	198.5	20.2	14.6
Aquatic Animal Health	7.0	11.2	(11.8)	(1.8)
Wynco Acquisition	19.2	--	(0.1)	--
Total AH	230.6	209.7	8.3	12.8
Metformin ER Profit Sharing Agreement (1)	(17.1)	--	(17.1)	--
Unallocated and Eliminations	(5.7)	(6.7)	(35.2)	(28.6)
Total	$925.2	$950.6	$8.1	$81.1

(1)     In 2004, Metformin ER profit sharing income of $17.1 million is included in USHP segment revenues and operating income and is classified as Other income in the Consolidated Statement of Operations.

Revenues

     Revenues in IG increased $9.7 million (3.6%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues declined 5% reflecting lower revenues in Germany due to volume and the Nordic region and United Kingdom due primarily to price.

     API revenues increased $19.1 million (21.0%) mainly as a result of increased volume of Vancomycin and price increases on other selected products in certain markets partially offset by decreased volumes of these products. Translation of revenues into the U.S. dollar increased API revenues by 1.8%.

     USHP revenues declined $59.0 million (15.2%) compared to 2003. Branded sales of Kadian were approximately $6.2 million lower relative to 2003. In the second quarter of 2003, sales of Kadian were higher due to increased production and sales to wholesalers who had experienced product shortages in the first quarter of 2003. Prescriptions for Kadian in the first nine months of 2004 have increased approximately 29% compared to the first nine months of 2003. Revenues of generic products include approximately $17.1 million earned as a result of an agreement (the "Metformin ER agreement") on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USHP segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the Metformin ER agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER. Revenues of U.S. generic products, excluding the profit sharing revenues, declined by approximately $70.0 million reflecting significant price and volume declines in both liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition have continued to negatively impact the generic business.

     As is customary in the industry, USHP shipments to wholesale customers include price incentives. These incentives are offered, reflecting the competitive nature of the markets and the Company's inability to supply new products to its wholesale customers as its resolves its FDA issues. The Company monitors its sales to wholesale customers to ensure that wholesale inventory levels are maintained at levels appropriate to satisfy market demand.

     Inventories of generic and branded products at certain wholesale customers generally range from 2 to 4 months for all products, with most at the mid-point of the range, although a few products exceed the range. Generic inventory levels were reduced in the third quarter 2004 as the Company limited incentives offered to wholesalers with the result that sales were reduced. The information regarding inventory levels within the channel is derived from inventory management reports obtained at a cost from major wholesalers. This information is critical to estimates of deductions from gross revenues to reported net revenues.

     Animal Health revenues, excluding Wynco and Aquatic revenues, increased approximately $5.9 million (3%) due to the positive impact of foreign exchange (2.5%) and higher volumes in the poultry market, which were partially offset by price declines due to continued competition and lower volumes in the livestock market.

      On a Company-wide basis gross profit decreased $19.8 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 39.1% as reported in 2004, versus 40.2% in 2003. The overall gross profit percent in 2004, excluding Wynco was 40.0%.

      The decrease in gross margin dollars results primarily from price and volume declines in USHP, price declines in IG, offset partially by positive currency effects, increased prices and volumes in API and lower costs and product mix in AHD.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $28.8 million (11.3%) in 2004 as compared to 2003. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar $10.0 million (3%), increases in USHP's Kadian sales force $6.0 million (1.7%), Wynco expenses $3.3 million (1%) and severance costs of $3.1 million (2%). 2004 severance costs totaled $5.8 million and were primarily incurred in USHP ($1.8 million), IG ($1.8 million) and Corporate ($2.0 million). 2003 had severance charges totaling $2.7 million, primarily incurred in Corporate.

      Research and development expenses increased $14.4 million (31.8%) in 2004 due primarily to planned increases in Human Pharmaceutical spending. This spending has increased in 2004 in order to support an increase in regulatory filings.

Asset Impairments and Other - Aquatic

     Asset impairments and other was $10.0 million, and consists of the loss to write down the carrying value of Aquatic assets to fair value, an associated pension curtailment loss and other costs associated with the sale. During the second quarter of 2004, the Company reached agreement to sell the business. The sale closed in July 2004.

Operating Income

      Operating income decreased by $68.4 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2003 as reported	$23.9	$46.9	$26.1	$12.8	$(28.6)	$81.1
2003 severance	--	--	--	0.7	2.0	2.7
2004 severance	(1.8)	(0.1)	(1.8)	(0.1)	(2.0)	(5.8)
Metformin ER Profit Sharing Agreement	--	--	17.1	--	(17.1)	--
Aquatic loss, primarily asset impairment	--	--	--	(10.0)	--	(10.0)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	(4.9)	11.2	(64.5)	4.9	(6.6)	(59.9)
2004 as reported	$17.2	$58.0	$(23.1)	$ 8.3	$(52.3)	$8.1

     USHP accounted for the major portion of the reduction in operating income due mainly to reduced pricing, lack of new products and higher costs per unit and production delays associated with FDA compliance upgrades.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $4.4 million to $44.1 million in 2004 due to decreased debt levels, lower amortization of debt issuance costs and lower interest rates versus a year ago.

Loss on Extinguishment of Debt

     The nine months ended September 30, 2004 results include $2.8 million of expense associated with the write-off of deferred loan costs compared with $29.1 million of expense in nine months of 2003 results. In 2004, the Company prepaid $75 million of bank term debt and $32 million of mortgage notes payable and repaid $24.5 million of the 5.75% convertibles.

     The 2003 loss resulted primarily from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and the write-off of $6.2 million of deferred debt expense.

Other Income (Expense), Net

      Other income (expense) netted to $28.9 million in 2004 compared to $2.5 million in 2003. 2004 results include $17.1 million of income from a USHP Metformin ER agreement. In addition, 2004 results include income of $6.0 million related to the sales by USHP of a product license and an ANDA as well as income of $5.3 million related to a legal settlement. A detail of Other income (expense) follows:

	Nine Months Ended
	September 30, 2004	September 30, 2003
Other income (expense), net:
Interest income	$ 1.4	$ 0.4
Foreign exchange gains (losses), net	0.7	1.3
Litigation/Insurance settlements and accruals	5.3	1.2
Loss on sale of Wynco	(1.5)	--
Metformin ER Profit Sharing Agreement	17.1	--
Sale of product license and ANDA	6.0	--
Other, net	(0.1)	(0.4)
	$28.9	$ 2.5

Tax Provision

      The Company currently estimates its 2004 effective tax rate for continuing operations at approximately 32%. The estimate is subject to change primarily dependent on which legal entity actually incurs income or losses compared to the current forecast. The tax provision for the nine months ended September 30, 2004 was 27%. Included in the provision for the nine months ended September 30, 2004 is the result of the loss on Aquatics being benefited at a discrete rate of 27%.

      The tax provision in 2003 was a benefit of $2.1 million compared to pre-tax income of $6.0 million. The tax relationship results from the tax benefit on the $28.4 million expense from debt extinguishment at the incremental federal and state rate of approximately 39%, while using an approximate 29% effective rate for all other income.

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

     As a result of the Company's assessment of its net U.S. deferred tax assets of approximately $26 million at September 30, 2004, based upon certain available tax planning strategies, the Company considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, no valuation allowance was required at September 30, 2004. Should it be determined in the future that it is no longer more likely than not that these assets will be realized, a valuation allowance would be required and the Company's operating results would be adversely affected during the period in which such determination would be made.

Results of Continuing Operations - Three months ended September 30, 2004

     Total revenue decreased $17.8 million (5.7%) for the three months ended September 30, 2004 compared to 2003. Foreign exchange increased revenues by approximately $9.6 million (3%). Excluding foreign exchange, revenues declined approximately $27.4 million (8.7%). Operating income was $0.3 million in 2004 compared to $20.7 million in 2003. Diluted earnings (loss) per share was $(0.09) in 2004 compared to $0.09 of earnings in 2003.

The following summarizes revenues and operating income by segment:

Three Months Ended September 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$90.5	$88.0	$5.6	$6.2
Active Pharmaceutical Ingredients ("API")	35.8	24.3	17.1	7.9
US Human Pharmaceuticals (USHP)	96.8	131.7	(17.1)	8.6
Total Human Pharmaceuticals	223.1	244.0	5.6	22.7
Animal Health (AH) - base business	73.4	68.9	8.5	8.9
Aquatics	1.2	5.0	(0.2)	(1.8)
Total AH	74.6	73.9	8.3	7.1
Unallocated and Eliminations	(0.2)	(2.5)	(13.6)	(9.1)
Total	$297.5	$315.4	$ 0.3	$ 20.7

Revenues

     Revenues in IG increased $2.5 million (2.8%) in the third quarter of 2004 due primarily to currency impact. Excluding currency impacts, revenues declined 5.9% reflecting lower revenues in Germany due to volume and the United Kingdom and the Nordic region due primarily to price.

     API revenues increased $11.5 million (47.3%) mainly as a result of increased volumes of vancomycin, polymyxin and bacitracin and price increases on selected products in certain markets. Translation of revenues into the U.S. dollar increased API revenues by 2.9%.

     USHP revenues declined $34.9 million (26.5%) compared to 2003. Branded sales of Kadian were approximately $3.3 million higher relative to 2003. Third quarter 2004 scripts for Kadian increased approximately 1% compared to the second quarter 2004. Revenues of generic products, declined by approximately $38.2 million reflecting significant price and volume declines in liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition has continued to negatively impact the generic business. In addition, the Company limited incentives to wholesalers, which lowered sales in the quarter.

     Animal Health, excluding Aquatic, revenues, increased $4.5 million (6.5%) due to higher volumes primarily in the poultry market (4.8%), and the impact of foreign exchange, (1.7%).

Gross Profit

      On a Company-wide basis gross profit decreased $0.7 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 39.0% as reported in 2004, versus 37.0% as reported in 2003.

      The decrease in gross margin dollars results primarily from price and volume declines in USHP offset partially by positive currency effects in IG and increased volume and price for API.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $12.9 million (15.9%) in 2004 as compared to 2003. The increase is attributable to a number of items, including lower operating expenses in 2003 due to lower incentive compensation accruals of $4.3 million, the receipt in 2003 of a $2.7 million business interruption insurance recovery, the translation of foreign currencies into the U.S. dollar of $2.5 million and $1.9 million of costs related to increases in USHP's Kadian sales force.

      Research and development expenses increased $6.3 million (42.1%) in 2004 due primarily to planned increases in USHP and API. Human Pharmaceutical spending has increased in 2004 in order to support an increase in regulatory filings.

Operating Income

      Operating income decreased by $20.4 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USHP	AH	Unallocated	Total
2003 as reported	$6.2	$7.9	$8.6	$7.1	$(9.1)	$20.7
Impairments and litigation settlements	--	--	(3.7)	--	(1.7)	(5.4)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	(0.6)	9.2	(22.0)	1.2	(2.8)	(15.0)
2004 as reported	$ 5.6	$ 17.1	$(17.1)	$ 8.3	$ (13.6)	$ 0.3

     As indicated above, USHP accounted for the major portion of the reduction in operating income due to an impairment charge, reduced pricing and volume, lack of new products and higher costs per unit and production delays associated with FDA compliance upgrades.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $0.7 million to $14.9 million in 2004 due to decreased debt levels and lower amortization of debt issuance costs versus a year ago.

Other, Net

      Other income (expense) netted to $8.2 million of income in 2004 compared to $0.6 million of income in 2003.

	Three Months Ended
	September 30, 2004	September 30, 2003
Other income (expense), net:
Interest income	$ 0.5	$ 0.1
Litigation settlement	5.3	--
Metformin ER profit sharing income	0.2	--
Foreign exchange gains (losses), net	1.1	0.1
Other, net	1.1	0.4
	$ 8.2	$ 0.6

2003 Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for approximately $6.0 million. The net loss for this subsidiary of $4.3 million for the three months ended September 30, 2003 and $5.3 million for the nine months ended September 30, 2003, is reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations.

     The following table details selected financial information for the French subsidiary included within discontinued operations:
	Three Months Ended September 30,	Nine Months Ended September 30,
($ in millions)	2003	2003

Revenues	$(1.3)	$(4.1)
Loss from operations	(0.7)	(1.8)
Loss from disposal	(3.7)	(3.7)
Pretax loss	(4.4)	(5.5)
Provision (benefit) for taxes	(0.1)	(0.2)
Loss from discontinued operations	$(4.3)	$(5.3)

Financial Condition

      At September 30, 2004, stockholders' equity was $1,115.3 million compared to $1,132.0 million at December 31, 2003. The ratio of long-term debt to equity was 0.61:1 at September 30, 2004 and 0.69:1 at December 31, 2003.

      Working capital at September 30, 2004 was $296.2 million compared to $334.7 million at December 31, 2003. The current ratio was 1.80:1 at September 30, 2004 compared to 1.93:1 at December 31, 2003.

      Cash flow from operations for the first nine months of 2004 was $139.8 million compared to $68.4 million in 2003. 2004 cash flow increased relative to 2003 primarily due to the payment in 2003 of $22.2 million in placement fees associated with the extinguishment of the $200 million 12 1/2% Notes, and due to the timing of accounts receivable collections and significantly lower USHP revenue in 2004. In 2004, accounts receivable balances were reduced by $78.0 million from December 31, 2003, net of foreign exchange, compared to an increase of $15.5 at September 30, 2003 compared to December 31, 2002. Cash flow from operations also includes an increase in inventory of $58.9 million due primarily to the purchase of raw materials and production of finished product to prepare for the launch of gabapentin. The increase in inventory is partially offset by a corresponding increase in accounts payable related to the build up of inventory. In the fourth quarter of 2004, the Company launched gabapentin, which will increase revenues and accounts receivable and lower inventory balances.

      At September 30, 2004, the Company had $66.9 million in cash and available short-term lines of credit of $14 million. Under its 2001 Credit Facility, the Company had $93 million available.

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

       Compliance with these financial covenants in 2004 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by reducing term debt by $318 million and by lowering the revolving line of credit by $150 million. On an overall basis, senior debt and total debt at September 30, 2004 were $557.2 million and $719.2 million, respectively, compared to $635.6 million and $817.2 million, respectively, at December 31, 2003.

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2004 has been negatively affected by corrective actions related to the Company's response to FDA Form 483's issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and production delays and interruptions at the Elizabeth plant. In addition, there were no new product introductions during 2003 or through September 30, 2004, from either plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. In September 2004, the FDA inspected Elizabeth and has since advised the Company that it is eligible for new product approvals. Since the September inspection, the Company has received four new product approvals. In the fourth quarter of 2004, the Company has commenced two product launches from the Elizabeth site. The Company expects to complete substantially all of the FDA compliance enhancement plan in Baltimore by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. The FDA has requested a meeting in the fourth quarter of 2004 to review the status of the Baltimore corrective actions. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon ongoing discussions with the respective Baltimore and New Jersey Districts of the FDA.

      In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in August 2004, which reduces the interest coverage ratio from 3:50:1.00 to 3:00:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increases the permitted leverage ratio from 4:00:1:00 to 4:25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30.0 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

The Company remained in compliance with all its debt covenants at September 30, 2004, with approximately $40 million of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio.

The Company has a forecast for the remainder of 2004 and a preliminary outlook for 2005. The primary purpose of the outlook for 2005 is to evaluate flexibility in complying with each of the financial covenants prior to the preparation of a formal operating plan. The outlook indicates continued difficult operating conditions in the U.S. Pharmaceutical business, which will be mitigated to a certain extent by the fourth quarter 2004 launch of gabapentin. Based on the outlook, the Company expects to remain in compliance with its financial covenants throughout 2005. Flexibility may be diminished in late 2005 as the ratios tighten. Dependent on actual results, the Company may need to consider actions to ensure continued compliance.

The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $30.5 million for the nine months ended September 30, 2004 compared to $35.6 million for the nine months ended September 30, 2003.

• Reduce operating costs. The Company continues to evaluate actions to reduce its cost base throughout 2004 and beyond. The Company is expecting to complete a study in the fourth quarter that may result in charges to reduce its workforce.

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

It is possible that, if completed, certain divestitures could result in losses and could be dilutive to the Company's continuing earnings per share. There is no guarantee any divestiture will be completed.

• Consider the use of cash in international locations to reduce the amounts due under the 2001 Credit Facility. The Company is currently studying the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004. The study in on-going and no decision has yet been reached.

• Reduce subordinated convertible debt by issuing common stock. At September 30, 2004, the Company has $162.0 million of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. In the second quarter of 2004, the Company repurchased a portion of its 5.75% convertible debt to reduce the amount outstanding to the level required to maintain compliance with the loan covenants. The Company's loan covenants also require that amounts outstanding of the 6.875% convertible debt ($152.2 million at September 30, 2004) be reduced to $10.0 million or less by December 1, 2005. The Company is exploring various options available to it to meet this requirement.

• Obtaining amendments to the bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at September 30, 2004 the amount outstanding was $321.6 million (a reduction of $300.4 million). The Company has obtained amendments as follows:

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

• In August 2004, the credit facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio for 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30.0 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

      The Company believes that its performance in the reduction of the loan, and its previous experience in working with the bank group would assist it in obtaining future amendments, if necessary.

      While the Company cannot assure its success in executing any of the above-noted actions, it will endeavor to take the actions necessary to maintain sufficient financial flexibility with its debt covenants to remain in compliance.

Recent Accounting Pronouncements

      Recent accounting pronouncements are detailed in Footnote 17.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is set forth under the caption "Derivative Financial Instruments" included in Item 7a of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

     The Company's Chief Executive Officer and Executive Vice President and Chief Financial Officer have completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report ("Evaluation Date"). Based on this evaluation, as of the Evaluation Date, they concluded that such disclosure controls and procedures are not effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's Exchange Act filings. This conclusion was based upon an exception to established control procedures noted by the Company's independent auditors in connection with their review of the third quarter financial statements. The exception resulted in a positive adjustment of $800 to the Company's operating income. Because of the relative magnitude of the adjustment ($800) to the Company's third quarter pre-tax loss of $6,416 ($7,240, before the adjustment), this exception is considered a material weakness in internal controls. The Company's independent registered public accounting firm concurs with and the Audit Committee is aware of, management's assessment of the material weakness. Details of the exception are described below. The Company has reemphasized the procedures that gave rise to this exception.

   There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date.

     As part of the audit of the financial statements for the year ended December 31, 2003, the Company's independent registered public accounting firm communicated to the Company's management and Audit Committee two reportable conditions in the internal controls of the USHP division that, when viewed collectively, constitute a material weakness in the Company's internal controls. A material weakness was defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. A material weakness is now defined by the PCAOB as a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

     Beginning with the year end 2004 reporting, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, (3) management's assessment of the effectiveness of internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

     Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, the Company has, since 2003, been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. Based upon its actions to date and the current project plan, the Company believes its process will enable management to include an internal control report in its Annual Report on Form 10-K for the year ending December 31, 2004. However, given the significance of the actions required to achieve compliance with Section 404 of the Act, the Company can provide no assurance as to its, or its independent auditors, ability to complete the assessment and report on internal control over financial reporting on a timely basis.

     During the second quarter and continuing in the third quarter of 2004, the Company commenced testing its internal controls over financial reporting. The Company's documentation and testing to date have identified certain gaps in the design and effectiveness of internal controls over financial reporting.  As described above, at September 30, 2004, in connection with their review of manufacturing variances incurred during the third quarter, USHP management did not capitalize certain variances incurred due to their nature and lower of cost or market considerations. During their review of the third quarter financial statements, the Company's auditors requested certain additional detailed analysis supporting management's decision not to capitalize certain USHP manufacturing variances. Based upon this analysis, the Company recorded an adjustment of approximately $800 to increase the amount of manufacturing variances capitalized in inventory resulting in an increase in operating income at USHP. The Company is reemphasizing the procedures that gave rise to this exception to control procedures in addition to remediating the control gaps highlighted by management documentation and testing of internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) In the third quarter of 2004, in connection with the vesting of restricted Common Stock of the Company by executives who were legally prohibited from selling such shares in the public market, the Company repurchased 9,332 shares of its Common Stock for an aggregate cost of $177,000.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	2003 Omnibus Incentive Compensation Plan effective May 19, 2003 is filed as an Exhibit to this Report.
10.2

Amendment Number One to the Selective Waiver Agreement and the Amended and Restated Supply Agreement, dated as of September 24, 2004 among the Company, Purepac Pharmaceutical Co., Teva Pharmaceutical Industries Ltd. and Plantex USA, Inc. is filed as an Exhibit to this Report.*

10.3	Letter Agreement dated October 7, 2004 among the Company, Purepac Pharmaceutical Co., Teva Pharmaceutical Industries Ltd. And Plantex USA, Inc. is filed as an Exhibit to this Report.*
31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

(b)       Reports on Form 8-K

1. A current report on Form 8-K was furnished to the SEC on August 5, 2004, in connection with updating of risk factors.

2. A current report on Form 8-K was furnished to the SEC on August 4, 2004, in connection with the Company's announcement of its financial results for the quarter ended June 30, 2004.

3. A current report on Form 8-K was furnished to the SEC on September 29, 2004, in connection with item 1.01 Entry into a Definitive Material Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: November 5, 2004	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date: November 5, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller