Form 10-K/A
period 2003-12-31
ALPHARMA INC
filed 2005-01-12
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2 to
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

This amendment to the Form 10-K for the year ended December 31, 2003 (this "Form 10-K") of Alpharma Inc. (the "Company") is being filed to amend certain information contained in Item 1 of Part I; Item 7 of Part II; and Part IV. The restatement of the 2003 consolidated financial statements and the notes thereto, which were amended in Amendment No. 1, have not been revised in Amendment No. 2. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only.

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

De-leveraging Strategy

To better assure the Company's debt covenant compliance and to increase operating flexibility, the Company has implemented a strategy to de-leverage its balance sheet. Pursuant to this strategy, in 2002 the Company undertook a series of initiatives which included expense, capital spending and working capital controls and a focus on increasing free cash flow. In 2002, the Company exchanged $110.0 million of its 5% Notes and 3% Notes for the Company's Class A common stock as described above, and through its focus on managing its working capital generated $162.2 million of net operating cash flow. Primarily, as a result of these actions the Company was able to reduce its outstanding debt in 2002 by $164.7 million. During 2003, primarily through a continued increased focus on cash flow, the Company was able to reduce its outstanding debt to $817 million. The Company intends to continue its focus on free cash flow in 2004. In addition, the Company is actively pursuing the possible sale of assets. It is possible that, if completed, one or more divestitures may materially alter the Company's financial status; including without limitation, the potential that one or more such transactions could result in losses of up to $100 million and could be dilutive to the Company's continuing earnings per share. The Company is also considering the re-financing of its outstanding convertible debt.

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

     In January 2003, the Company divested its vitamin business to Nopal AS ("Nopal"), which, at the time of such transaction, was a subsidiary of Industrier, the Company's controlling stockholder, for approximately $3.3 million. In connection with this sale, the Company entered into a supply agreement with Nopal pursuant to which the Company will supply Nopal with certain vitamin products, and two distribution agreements with Nopal pursuant to which Nopal would continue to sell the Company's medical plaster and tape products to the grocery sector and the Company would sell Nopal's acquired vitamin products to the pharmacy and health care sector. The supply agreement and distribution agreements were terminated on December 31, 2003 and February 27, 2004, respectively. The Company expects the termination of these agreements to have a minimal impact on its operations in 2004.

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

     Product Marketing Authority. In the U.S., the FDA regulatory procedure generally applicable to human generic pharmaceutical products depends on whether the branded drug to which the generic version is equivalent or comparable is:

•      the subject of an approved New Drug Application, or NDA, which has been reviewed for both safety and effectiveness;

•      marketed under a pre-1962 NDA reviewed for safety only;

•      marketed without an NDA; or

•      marketed pursuant to over-the-counter monograph program.

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

Legislative bills are introduced in the U.S. Congress from time to time, some of which, if adopted, could have an adverse effect on Animal Health's business. However, in the past, such bills that could have had a material adverse effect, have not had sufficient support to become law. The animal pharmaceutical industry is actively engaged in the legislative process. To address the previously mentioned review backlog, the industry supported legislation that would adopt user fees and performance standards similar to those in place for new human drugs and medical devices. The Animal Drug User Fee Act of 2003 is now in effect (providing for such fees and standards). The Company believes that this legislation will make the regulatory process for some of the Company's Animal Health products more predictable in the future.

EU legislation requires that medical products for human use must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects, which are subject to the standards codified in the EU guideline on Good Clinical Practice; provided that certain countries granted membership in the EU as of May 1, 2004 may, until a given date specified for each country, individually authorize the continued marketing of products that do not qualify for marketing authorization under EU law if such products were approved by the individual country prior to being granted EU membership. In addition, the EU legislation requires that such trials be preceded by adequate pharmacological and toxicological tests in animals, that stability tests are to be carried out, that clinical trials use controls and that clinical trials be carried out double blind and be capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample size. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where the Company conducts business. There can be no assurance that new product approvals will be obtained by the Company in a timely manner, if ever. Failure to obtain these approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

Similar requirements apply to the granting of marketing authorizations for medicinal products for veterinary use in EU countries. If the Company fails to obtain such marketing authorizations, or to obtain them timely, could have a material adverse effect on the business, financial condition and results of operations of the Company's Animal Health business.

Generic medicinal products for human and veterinary use may be authorized in the EU through abridged authorization applications. For example, the EU marketing authorization applications do not need to contain results of toxicological and pharmacological tests and results of clinical trials provided that certain conditions are met, and in particular that the "original" medicinal product has been authorized in the EU for at least six years (and in certain cases ten years) and has been in the market in the member state where the marketing authorization application has been submitted. Abridged applications must refer to information contained in the dossier of the "original" product for which a marketing authorization has been granted on the basis of a complete dossier. The original complete dossier in question must be a dossier at the disposal of the competent authority concerned. This implies that abridged applications must be lodged with the authorities that actually hold the dossier for the "original" product. The "original" product referred to must still be authorized at the time of the abridged application is submitted. To qualify for abridged dossiers, the product must be considered as "essentially similar" to the original medicinal product. There is no EU definition of this "essentially similar" condition. Based on the interpretation of the European Court of Justice, a medicinal product is deemed "essentially similar" to the original product when it has the same qualitative and quantitative composition in terms of active principles/substances, the same pharmaceutical form and is bioequivalent unless it is apparent in the light of scientific knowledge that it differs significantly from the original product regarding safety or efficacy. If the Company fails to satisfy the conditions for the use of abridged authorization applications for new products being developed by the Company, the process for the approval of such products could take significantly longer and cost substantially more to the Company.

As of October 30, 2005, changes to the abridged authorization procedure described above will be implemented for human pharmaceuticals. These changes will require submission of an environmental risk assessment in connection with an application for a marketing authorization and will permit the filing of an application for a generic drug marketing authorization 8 years after the date upon which the reference drug was granted marketing rights with the commencement of generic marketing permitted no earlier than 10 years after the date the reference drug was granted marketing rights. In some cases, this change will eventually delay the introduction of generic drugs, such as the Company's products, by 2 years in those countries which presently apply a 6 year exclusivity period.

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

Requirements similar to those in the U.S. and EU apply to the granting of manufacturing and marketing authorizations for pharmaceutical products in Asia and Africa. Therefore, the Company must comply with local requirements that may be, but are not always, similar to those described above prior to receiving approvals for products in Asia and Africa.

     Facility Compliance. The Company's manufacturing operations in the U.S. and three of the Company's European facilities that manufacture products for export to the U.S. are required to comply with FDA's current Good Manufacturing Practices regulations ("cGMP"). cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. Consequently, continuing compliance with cGMP can be a particularly difficult and expensive part of regulatory compliance. There are similar cGMP regulations in other countries where the Company has manufacturing operations. The EU requires that before a medicinal product can be manufactured and assembled, each company that carries out such an operation must hold a manufacturer's license and the manufacture and assembly must be in accordance with the marketing authorization and cGMP.

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

During 2003, the Company also received a 483 Report at its API facility in Copenhagen, Denmark. This Report, which the Company believes it has adequately addressed, relates to the manufacturing process for one of the less significant products of the Company's API business, with 2003 sales to the United States of $587,000. The FDA has informed the Company that it has classified the facility as acceptable with respect to the manufacture of nonsterile active pharmaceutical ingredients, subject to an evaluation of the corrections described in the Company's response to the FDA at its next regularly scheduled inspection.

Further with regard to cGMPs, in August 2002, the FDA announced a major new initiative on the regulation of drug product quality entitled "Pharmaceuticals cGMPs for the 21st Century." The two-year program is intended to ensure, among other things, that regulatory review and inspection policies are based on state-of-the-art pharmaceutical science and to encourage the adoption of new technological advances by the pharmaceutical industry. Additionally, risk-based approaches, that focus both industry and FDA attention on critical areas, will be implemented. Although the Company expects this initiative to increase the cost of compliance in the short-term, the Company believes that it will result in cost-savings in the long-term.

     Potential Liability for Current Products. Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by the industry, government agencies and others. These studies, which increasingly employ sophisticated methods and techniques, can question the utilization, safety and efficacy of previously marketed products, including the Company's products, and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from persons who believe they have been injured as a result of their use. While the Company believes that it is unlikely that an adverse finding in any single study regarding any of the Company's products will result in such regulatory measures without further findings, publicity raised by such a study could cause some of the Company's customers to decrease or stop their use of such product, resulting in an adverse affect on the sales of such product.

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

In Europe, a similar market exclusivity in respect of proprietary medicines exists, irrespective of any patent protection. Before a generic manufacturer can present an abridged application for a marketing authorization, it must generally wait until the original proprietary drug has been approved in the EU for a certain period, unless they have the consent of the person who submitted the original test data for the first marketing authorization, or can compile an adequate dossier of their own. In the case of high technology products, the period is ten years or in some states for other medicinal products six years, subject to the option for member states to elect for an exclusivity period of ten years with respect to all products. As of October 30, 2005, the exclusivity period across EU countries will be harmonized to 8 years for the submission of an abridged application and 10 years for generic marketing (as detailed above).

In addition to the exclusivity period, it is also possible in the EU to extend the period of patent protection for a product which has a marketing authorization by means of a Supplementary Protection Certificate, or SPC. An SPC comes into force on the expiry of the relevant patent and lasts for a period calculated with reference to the delay between the filing of the patent and the granting of the first marketing authorization for the drug. This period of protection, subject to a maximum of five years, further delays the marketing of generic medicinal products, such as some of the Company's products.

     The Generic Drug Enforcement Act. The Generic Drug Enforcement Act of 1992, which amended the FDC Act, gives the FDA six ways to penalize companies that engage in wrongdoing in connection with the development or approval of an ANDA. The FDA can:

•      permanently or temporarily prohibit wrongdoers from submitting or assisting in the submission of an ANDA;

•      temporarily deny approval of, or suspend applications to market, particular generic drugs;

•      suspend the distribution of all drugs approved or developed pursuant to ANDAs of such person;

•      withdraw approval of an ANDA;

•      seek civil penalties against the alleged wrongdoer; and

•      under appropriate procedures, significantly delay the approval of any pending ANDA from such person.

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

In many countries in which the Company does business, other than the U.S., the initial prices of pharmaceutical preparations for human use are dependent upon governmental approval or clearance under governmental reimbursement schemes. These government programs generally establish prices by reference to either manufacturing costs or the prices of comparable products. Subsequent price increases may also be regulated. In past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. A review of proposed legislative changes to the U.K. generic pharmaceutical market is currently ongoing and as part of the review an interim maximum pricing legislation for the sale of generic pharmaceuticals in the U.K. has been introduced. Maximum pricing legislation generally prohibits the sale of a product to consumers for a price in excess of a specified amount or limits the amount that a government or other payor will reimburse with respect to a specific product, which in many jurisdictions effectively limits the amount that the Company can charge for such product to the reimbursable amount. In Germany, legislation was introduced in January 2002 which re-adjusted the existing fixed price system, requiring price reductions for certain human generic pharmaceutical products including a large number of the Company's products. Additionally, while this new German law does permit pharmacist substitution of generics for certain branded drugs, there are several exceptions to this law that, in the Company's view, will make it less than fully effective in requiring such substitution on a broad basis. During 2003, Germany adopted legislation which will have the effect of reducing the reimbursement level for many of the Company's products commencing in 2004. (See the sections "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of such products and, in some cases, limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences between member states. There is also a Common External Tariff payable on import of medicinal products into the EU, though exemptions are available in respect of certain products allowing duty free importation. Where there is no tariff suspension in operation in respect of a medicinal product, an application can be made to import the product duty free, but this is subject to review at the European level to establish whether a member state would be able to produce the product in question instead. In addition, some of the Company's products are subject to a governmental quota that restricts the amount that can be imported duty free.

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

Raw Materials

     Many raw materials, including APIs, required for the Company's business are purchased from single suppliers. Any interruption in the availability of these materials could cause production delays and decrease sales of the affected products. Such interruption in the business could have a material adverse effect on the Company's operations. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials which may require additional regulatory approvals as approvals are specific to a single product produced by a specified manufacturer. Any significant interruption of supply from the Company's sole source suppliers that are related to products that generate more than $5 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Seven raw materials used in Company products that generated more than $5 million in gross profits in 2003 came from sole source suppliers. The sole source suppliers that provided these raw materials were Kaken, Cambrex, Bayer, Dipharma, Recordati, Boehringer Ingelheim and Aventis. While the Company relies on single source suppliers for many of its raw materials, it relies on different suppliers for different raw materials.

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

The United Kingdom Department of Health is currently reviewing proposed legislative changes to the United Kingdom generic pharmaceuticals market, and, as part of this review, introduced in August 2000 interim maximum pricing legislation for the sale of generic pharmaceuticals in the United Kingdom. Maximum pricing legislation generally prohibits the sale of a product to consumers for a price in excess of a specified amount or limits the amount that a government or other payor will reimburse with respect to a specific product, which in many jurisdictions effectively limits the amount that the Company can charge for such product to the reimbursable amount. The Company has experienced, and expects to continue to experience, a downward trend in prices for the Company's human generic pharmaceutical products in the United Kingdom resulting, at present, from competitive pressures with the potential for further price decreases as a result of future regulatory actions. The Company is unable to predict the long-term impact these circumstances will have on the Company's United Kingdom operations and the pricing and sales of generic pharmaceuticals in the United Kingdom. German legislation, effected in January 2004, has required price reductions and larger patient co-payments for a large number of human generic pharmaceutical products, including a number of the Company's products. New German legislation also permits pharmacist substitution of generics for certain branded drugs; however, there are several exceptions to this law which the Company believes will make it less than fully effective in requiring such substitution on a broad basis. Overall, the Company expects German legislation to result in lower prices for human generic pharmaceutical products that are expected to result in decreased profitability for all industry participants, including the Company. The Company is unable to predict the impact these circumstances will have on the Company's German operations and the pricing and sales of generic pharmaceuticals in Germany.

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

(in millions)	IG	API	USHP	AH	Unallocated	Total

2001	$12.0	$32.2	$(18.9)	$23.6	$(22.9)	$26.0

Adjustment for goodwill amortization	11.7	0.1	2.4	4.1	--	18.3

2001 identified transactions
Cost of Sales	---	---	1.7	8.7	--	10.4
Asset Impairments and SGA	3.4	0.8	4.9	1.0	3.3	13.4
In-Process R&D	----	---	37.7	---	---	37.7

2002 identified transactions
Cost of Sales	---	---	(5.4)	(6.4)	---	(11.8)
Asset Impairment and other	(8.1)	(0.1)	---	(145.7)	(1.2)	(155.1)

2001 financial statement revision	--	--	--	(22.9)	--	(22.9)

Net margin improvement (decrease) due to volume, price, new products, acquisition and expenses	6.8	5.9	43.9	16.7	(13.5)	59.8

2002	$25.8	$38.9	$66.3	$(120.9)	$(34.3)	$(24.2)

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

Other Income (Expense), Net

	2002	2001
Other income (expense), net:
Interest income	$1.4	$3.5
Foreign exchange losses, net	(5.3)	(3.4)
Litigation/insurance settlements	0.6	2.1
Income from joint venture carried at equity	1.0	0.8
Investment write-off	---	(2.5)
Other, net	(0.6)	(1.1)
	$(2.9)	$(0.6)
Expense for conversion of convertible notes, early extinguishment of debt and reduction of line of credit	$(52.9)	$(11.0)

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

De-leveraging Activities

     The Company significantly increased its debt in connection with the OPB acquisition. The credit facilities entered into in connection with the acquisition of OPB and the refinancing of existing debt contain various financial covenants, operating restrictions and require the repayment of debt on a scheduled basis. The Company is in compliance with all of the terms of the credit facilities and believes it will be able to comply in the future. In order to ensure compliance and increase flexibility under the agreements, the Company intends to continue to de-leverage. Toward this goal, the Company has adopted a comprehensive de-leveraging plan, which includes aggressive expense, capital spending and working capital controls and possible sale of assets. The Company has continued to pursue these alternatives to further reduce debt. (See "Liquidity and Capital Resources" for 2002 de-leveraging activities).

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

Other Items

     Other identified transactions, which net to $0.4 million of expense include income of $2.1 million from the settlement of vitamin litigation in the Animal Health business in the second quarter 2001 offset by the write-off of investments of $2.5 million including an equity position in the company which manufactured the Optibreed product.

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

      In the Company's US Human Pharmaceutical business, and to a lesser extent in Human Pharmaceuticals - International, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, price adjustments, discounts, promotional allowances, profit sharing, or other managed-care allowances. Additionally, sales are generally made with a limited right of return under certain conditions.

      Provisions for these discounts are reflected in the Statement of Operations as a reduction of net sales. There were no material changes in estimates associated with aggregate provisions in 2003, 2002 and 2001. Accruals are reflected on the balance sheet with the reserve balances associated with these deductions from revenue classified either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expenses. The reserve balances relative to these provisions included in "Accounts receivable, net" and Accounts payable and accrued expenses" in the accompanying Consolidated Balance Sheet totaled $64.7 million and $82.4 million, respectively, at December 31, 2003 and $65.9 million and $73.2 million, respectively, at December 31, 2002. The Company continually monitors the adequacy of procedures used to estimate these deductions from revenue by comparison of estimated amounts to actual experience."

      Provisions in USHP for rebates, chargebacks, discounts, promotional and Medicaid allowances and other credits are considered by the Company as different means to reflect price reductions to customers, both direct and indirect. The accrual balances for price reductions at December 31, 2003 and 2002 were $107.2 million and $105.2 million, respectively.

      Provisions in USHP for floorstock price adjustments, product returns and profit sharing are generally considered by the Company as reflecting costs of maintaining favorable competitive relationships with the customer. The accrual balances for customer relationships were $22.5 million and $19.4 million at December 31, 2003 and 2002, respectively.

      Provisions in International subsidiaries for rebates, chargebacks, returns and other discounts are more diverse and vary by location. In total, at December 31, 2003 and 2002 accrual balances were $17.4 million and $14.5 million, respectively.

      Provisions for rebates, discounts, promotional allowances, profit sharing, managed care allowances and other credits are made at the time of sale and are estimated primarily based on contract terms and historical relationship to revenues. Such provisions are determinable due to definitive contract terms and general consistency of historical experience.

      Provisions for chargebacks, price adjustments and returns require management to make more subjective judgments. These provisions are discussed below.

      Chargebacks - The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to chain pharmacies, independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as "indirect customers." The Company enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers which establish contract pricing for certain products that the wholesalers provide. Under either arrangement, the Company will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler's invoice price. Such credit is called a chargeback, and the difference between the contracted price and the wholesaler's invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. The information regarding inventory levels within the distribution channel is derived from inventory management reports purchased from major wholesale customers. The Company continually monitors its provision for chargebacks and makes adjustments when it is believed that actual chargeback rates differ from chargeback rates used to establish reserves.

      Price Adjustments - Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of the Company's products. Shelf stock adjustments are based upon the amount of product that customers have remaining in their inventories at the time of the price reduction. Decreases in the Company's selling prices are discretionary decisions made to reflect current market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price, and, in the case of shelf stock adjustments, estimates of inventory held by the customer. The Company regularly monitors these and other factors and evaluates its reserves and estimates as additional information becomes available.

      Returns - Consistent with industry practice, the Company maintains a returns policy that allows its customers to return product within a specified period prior to and subsequent to the expiration date (generally, six months before and twelve months after product expiration.). The estimate of the provision for returns is based upon historical experience with actual returns. Additionally, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, entrance in the market of additional generic competition, changes in formularies or launch of over the counter products, to name a few, and makes adjustments to the provision for returns in the event that it appears that actual product returns may differ from established reserves.

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

12. A computation of the Ratio of Earnings to Fixed Charges is filed as an Exhibit to this Report.*

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
Date: January 12, 2005	Alpharma Inc. Registrant By: /s/ Ingrid Wiik Ingrid Wiik Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: January , 2005	Einar W. Sissener Director and Chairman of the Board

Date: January 12, 2005	/s/ Ingrid Wiik Ingrid Wiik Vice Chairman of the Board, President and Chief Executive Officer

Date: January 12, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer

Date: January 12, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

Date: January , 2005	Glen E. Hess Director
Date: January , 2005	Peter G. Tombros Director and Chairman of the Compensation Committee
Date: January , 2005	William I. Jacobs Director and Chairman of the Audit Committee
Date: January , 2005
Robert Thong Director
Date: January , 2005
Farah M. Walters Director
Date: January , 2005
Jill Kanin-Lovers Director
Date: January , 2005	Ray Perez Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accountants	F-2

Consolidated Balance Sheet at December 31, 2003 (Restated) and 2002	F-3

Consolidated Statement of Operations for the years ended December 31, 2003 (Restated), 2002 and 2001	F-4

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2003 (Restated), 2002 and 2001	F-5

Consolidated Statement of Cash Flows for the years ended December 31, 2003 (Restated), 2002 and 2001	F-6

Notes to Consolidated Financial Statements (Restated)	F-7 to F-57

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

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2002
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$309,170	$507,919	$506,859	$(93,186)	$1,230,762
Cost of sales	203,473	307,830	287,057	(93,186)	705,174
Gross profit	105,697	200,089	219,802	--	525,588
Selling, general and administrative expenses	234,189	144,222	171,388	--	549,799
Operating income (loss)	(128,492)	55,867	48,414	--	(24,211)
Interest expense	(11,411)	(56,360)	(8,441)	--	(76,212)
Other income (expense), net	(57,268)	3,736	(2,327)	--	(55,859)
Equity in earnings of subsidiaries	30,436	23,699	--	(54,135)	--
Income (loss) before taxes	(166,735)	26,942	37,646	(54,135)	(156,282)
Provision (benefit) for income taxes	(67,074)	(3,494)	7,853	--	(62,715)
Net income (loss) from continuing operations	(99,661)	30,436	29,793	(54,135)	(93,567)
Net discontinued operations	--	--	(6,094)	--	(6,094)
Net income (loss)	$(99,661)	$30,436	$23,699	$(54,135)	$(99,661)

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