Form 10-Q/A
period 2004-06-30
ALPHARMA INC
filed 2005-01-12
CIK 730469

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

PART II. OTHER INFORMATION

EXPLANATORY NOTE

This Form 10-Q/A of Alpharma Inc. (the "Company") is being filed solely to amend Item 6 in Part II of the Form 10-Q of the Company for the quarter ended June 30, 2004 to refile copies of Exhibits 10.1 and 10.2 thereto containing information that previously had been redacted. As noted below, such exhibits are subject to a request for confidential treatment with the Securities and Exchange Commission (the "Commission") with respect to the information omitted therefrom. No other modifications to the original Form 10-Q are being made with this amendment; therefore, this amendment only contains Part II, Item 6, the newly redacted copies of Exhibits 10.1 and 10.2 and new certifications of the Chief Executive Officer and Chief Financial Officer of the Company required by Rule 12b-15 under the Exchange Act. This Form 10-Q/A should be read in conjunction with the Company's subsequent filings with the Commission.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	Amended and Restated Supply Agreement between Plantex USA, Inc. and Purepac Pharmaceutical Co., dated April 26, 2004 is filed as an Exhibit to this Report.*

10.2	Selective Waiver Agreement by and between Alpharma Inc. and Teva Pharmaceutical Industries Ltd., dated April 26, 2004.*

10.3	Amendment No. 4 to the Credit Agreement, dated as of April 19, 2004, among the Company, Bank of America and other lenders is filed as an Exhibit to this Report.**

10.4	Amendment No. 5 to Bank Credit Agreement, dated as of August 3, 2004, among the Company, Bank of America and other lenders is filed as an Exhibit to the Report.**

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

** Previously filed with original Form 10Q for quarter ended June 30, 2004.

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