Form 10-K
period 2004-12-31
ALPHARMA INC
filed 2005-03-31
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission File No. 1-8593

ALPHARMA INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Executive Drive, Fort Lee, New Jersey 07024 (Address of principal executive offices) zip code
(201) 947-7774 (Registrant's Telephone Number Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange
Subordinated Convertible Notes due 2005	New York Stock Exchange
Convertible Senior Subordinated Notes due 2006	New York Stock Exchange

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

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of June 30, 2003 was $860,227,000 and as of March 14, 2005 was $562,405,000.

The number of shares outstanding of each of the Registrant's classes of common stock as of March 14, 2005 was:

Class A Common Stock, $.20 par value - 40,961,761 shares;
Class B Common Stock, $.20 par value -11,872,897 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 23, 2005 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

Trademarks

     The following are trademarks and service marks belonging to, licensed to, or otherwise used by us throughout this Form 10-K: Albac®, Aureomycin®, Avatec®, Bio-Cox®, BMD®, Bovatec®, ChlorMax®, Cygro®, Deccox®, Feverall®, Histostat®, Kadian®, Pentalong®, Reporcin®, Robenz®, Rofenaid®, Zoamix® and 3-Nitro®.

The following trademarks used throughout this Form 10-K are owned by their respective owners, as indicated, and are unaffiliated with the Company in any way:

• Cardizem®, a registered trademark of Biovail Pharmaceuticals, Inc.;

• Neurontin®, a registered trademark of Warner-Lambert Company LLC;

• Pexeva™ , a registered trademark of Synthon Pharmaceuticals, Ltd; and

• Prometh®, a registered trademark of Fresenius Medical Care Deutschland GmbH.

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

PART I

Item 1. Business

GENERAL

      The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company offers a comprehensive range of generic human pharmaceutical products in over 800 tablet, capsule, liquid and topical formulations and dosage forms. The Company manufactures and markets one branded pharmaceutical prescription product, a pain medication sold under the trademark Kadian, in the U.S. and promotes a second product in the U.S. In addition, the Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in over 80 formulations and dosage forms. The Company conducts business in approximately 60 countries and has approximately 4,200 employees at over 30 sites in over 20 countries. For the year ended December 31, 2004, the Company generated revenue of approximately $1,339 million.

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

Controlling Stockholder

      A. L. Industrier ASA ("Industrier") beneficially owns all of the outstanding shares of the Company's Class B common stock, or approximately 22% of the Company's total common stock outstanding at December 31, 2004. The Class B common stock currently bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. Mr. Einar W. Sissener, Chairman of the Board of the Company and a controlling stockholder of Industrier, and members of his immediate family, also beneficially own 373,667 shares of the Company's Class A Common Stock. As a result of the ownership of the Class B shares, Industrier, and ultimately Mr. Sissener, can control the Company.

Financing Structures

For a description of the Company's debt facilities see Footnote 13 to the Company's Consolidated Financial Statements.

The Company intends to continue its focus on free cash flow in 2005. The Company is evaluating the possible sale of assets which could include one or more businesses. It is possible that, if completed, one or more divestitures may materially alter the Company's operations and financial status.

Pursuant to the American Jobs Creation Act of 2004, the Company in 2005, intends to invest an amount (not greater than $500 million) equal to the cash dividends received from its foreign subsidiaries for permitted investments in the United States under a Dividend Reinvestment Plan.

The Company is also considering the possible re-financing of certain portions of its outstanding 3% convertible debt to increase its financial flexibility.

Management and Financial Reporting Structure

The Company operates in the human and animal pharmaceuticals industry. For financial reporting purposes it has five businesses within these industries: Active Pharmaceutical Ingredients ("API"), Branded Pharmaceuticals ("BP"), International Generics ("IG"), U.S. Generic Pharmaceuticals ("USG") and Animal Health ("AH"). International Generics was formerly called International Pharmaceuticals.

Until 2004, the U.S. Generic Pharmaceuticals and Branded Pharmaceuticals businesses were treated as one segment for reporting purposes and were referred to collectively as U.S. Human Pharmaceuticals ("USHP"). However, since January 2004, USG and BP have functioned as separate operational units. For management purposes, since January 2004, USG and IG have operated under a single divisional president with certain other senior managers also having responsibilities across both business segments. Since 2003, BP, AH and API have operated under individual management teams.

The following table shows the revenues and operating income or loss of each of the Company's business segments for the past three years:
	Revenues			Operating Income (loss)
	2004	2003	2002	2004	2003	2002

Active Pharmaceutical Ingredients	$143.2	$124.5	$83.6	$72.8	$65.7	$38.9
Branded Pharmaceuticals (a)	62.4	65.3	39.1	6.5	22.0	7.2
International Generics	385.0	367.8	319.6	20.9	29.2	25.8
U.S. Generic Pharmaceuticals (b)	458.6	459.4	468.8	(287.8)	12.1	59.1
Human Pharmaceuticals (c)	1,049.2	1,017.0	911.1	(187.6)	129.0	131.0
Animal Health	314.6	295.7	321.9	24.8	20.1(d)	(120.9)
Unallocated and eliminations	(24.3)	(15.4)	(2.2)	(60.3)	(49.6)	(34.3)

Total	$1,339.5	$1,297.3	$1,230.8	$(223.1)	$99.5	$(24.2)

a) In 2003 and 2002, the Branded Pharmaceuticals business segment was included in the U.S. Generic Pharmaceutical business segment.

b) In 2003 and 2002, the U.S. Generic Pharmaceuticals business segment included the Branded Pharmaceuticals business segment. U.S. Generic Pharmaceuticals 2004 results include charges to operating income of approximately $260.0 million related to the write-off of goodwill, an asset impairment charge related to a facility of approximately $15.5 million and severance charges of approximately $4.2 million.

c) Human Pharmaceuticals is comprised of: Active Pharmaceutical Ingredients, Branded Pharmaceuticals, U.S. Generic Pharmaceuticals and International Generics.

d) Animal Health 2003 results include charges to operating income of approximately $66.0 million related to the write-off of goodwill, asset impairment charges of approximately $37.1 million, costs associated with facility closings and related asset write-downs of approximately $45.2 million and severance charges of approximately $3.9 million.

For additional financial information concerning the Company's business segments see Note 24 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Internet Website

      The Company maintains an Internet website at <<http://www.alpharma.com>>. The Company makes available free of charge on its website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

NARRATIVE DESCRIPTION OF BUSINESS

HUMAN PHARMACEUTICALS

      The Company's Human Pharmaceuticals business is comprised of the API, BP, IG and USG businesses.

      In 2004, the Company's Human Pharmaceuticals business had sales of approximately $1,049.2 million and operating losses of approximately $187.6 million, including a goodwill impairment of $260.0 million.

    The Human Pharmaceuticals business, through its various business segments, manufactures and markets generic pharmaceuticals, brand name pharmaceutical products and a line of fermentation based products that are used primarily by third parties, in the manufacture of generic and branded finished pharmaceutical products.

ACTIVE PHARMACEUTICAL INGREDIENTS ("API")

      The Company's Active Pharmaceutical Ingredients ("API") business develops, manufactures and markets a range of antibiotic fermentation based active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products. The Company's API business benefits from over four decades of experience in the use and development of fermentation and purification technology. Additionally, the Company's API business' fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products for the Company's Animal Health business.

      Product Lines. The Company's API business markets and sells approximately 10 antibiotic APIs. APIs constitute the active substances in certain pharmaceuticals for the treatment of some skin, throat, intestinal and systemic infections. The Company is a leading producer of bacitracin, polymyxin, and vancomycin; all of which are important pharmaceutical grade antibiotics. The Company's API business also manufactures other antibiotics such as amphotericin B parenteral grade, tobramycin and colistin for injectable use and use in specialized topical and surgical human applications.

      The Company has expanded certain of its facilities in order to address capacity constraints with respect to some of the products in its API business' portfolio. (See "Facilities" below.) In February 2003, the Company's API business implemented a significant price increase for certain of its products in certain geographical markets. (See "Management Discussion and Analysis" for information on 2005 pricing disclosures.)

      Facilities. The Company manufactures its API products in its plants in Oslo, Norway, which also manufactures products for Animal Health; Copenhagen, Denmark, which also manufactures finished products for IG; and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. To support the production of vancomycin, the Company substantially expanded its production capacity at its Copenhagen facility and in 1998, acquired its facility in Budapest, Hungary. An expansion of manufacturing processes and capacity at the Budapest facility was substantially completed in 2004. The expansion of the Budapest facility cost a total of approximately $9.0 million and doubled the capacity of the facility for one product and established capacity for the production of three additional products in the facility. (See "Information Applicable To All Business Segments Environmental Compliance" for a discussion of an administrative action related to the Budapest facility.) The Company completed the expansion of its purification capacity in Copenhagen in the fourth quarter of 2004 for a total cost of approximately $15.0 million. In the first quarter of 2004, the previous expansion of the Copenhagen facility was completed at a total cost of approximately $16.7 million. This expansion significantly increased the capacity of the Copenhagen facility for one product. The Oslo and Copenhagen facilities have been classified as acceptable by the FDA as a manufacturer of certain sterile and non-sterile bulk antibiotics. (See "Government Regulation - FDA Compliance" for a discussion of the Company's FDA inspection results at the Copenhagen and Skoyen facilities). Such FDA classification, subject to compliance with applicable FDA rules, allows imports of these products into the U.S. market and into most European markets.

      Competition. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a significant advantage in these antibiotic products. Competition has increased as a result of the Company's recent price increases on certain of its products, most notably from Asian based companies. The Company's API business' principal competitors are: Abbott Laboratories and Bristol-Myers Squibb Company.

      Geographic Markets. The Company's API business sells its products in the U.S. and other areas of the world. For the year ended December 31, 2004, sales in North America of API products represented approximately 64% of the Company's API business' total revenues.

      Sales, Distribution and Customers. Sales of API products are dependent on finished product sales, which are under the control of the Company's customers. Sales of bulk antibiotic products are made to relatively few large customers, primarily pharmaceutical companies making generic and branded finished pharmaceutical products. The Company distributes and sells its API products in North America and Europe using its own sales force. Sales of the Company's API products in other parts of the world are primarily through the use of local agents and distributors.

BRANDED PHARMACEUTICALS ("BP")

      Branded Pharmaceuticals ("BP") manufactures, develops and markets one prescription pain medicine in a capsule dosage form under the trademark Kadian. Additionally, it markets a third party's branded prescription product in a tablet dosage form Pexeva. BP is currently focused on the pain management market in the United States.

Product Lines. Kadian is a sustained release morphine product which, as a part of the Faulding Acquisition, F.H. Faulding & Co. Limited (now a wholly-owned subsidiary of Mayne Nickless Limited) licensed to BP pursuant to a perpetual, royalty-free license. Kadian was one of the products acquired as part of the 2001 acquisition of Purepac. BP has a sales force of approximately 175 sales representatives and is in the process of expanding this sales force to approximately 195 representatives in 2005. BP focuses its sales and marketing efforts on the pain specialists who are likely to be the most active writers of prescriptions for its products. In addition to its sales and marketing efforts the Company continues to seek product development and co-promotion opportunities with other pharmaceutical companies to enhance its product portfolio and to expand the scope of its efforts. Since July 2004, the Company has entered into two promotional arrangements with third parties. One arrangement is with a biopharmaceutical company for the promotion of Kadian to oncology healthcare professionals in the United States. The second arrangement is for the Company's sales force to promote Pexeva, a product manufactured and marketed by a third party. Pexeva is a branded selective serotonin reuptake inhibitor for the treatment of depression, obsessive/compulsive disorder, and/or panic disorder.

Facilities. BP's one product is manufactured at the Company's facility in Elizabeth, New Jersey, which also manufactures USG tablet and capsule products. All manufacturing and raw material sourcing activities are performed by USG. BP's headquarters are located in Piscataway, New Jersey.

Competition. BP operates in a highly competitive, price sensitive market. The Company's BP products compete with pain management products manufactured by generic pharmaceutical manufacturers and worldwide research-based brand drug companies. As the Company expands its BP portfolio product line, it expects to encounter continued competition.

BP's principal competitors, all of which are believed to have significantly higher shares of the pain management market, are: Ligand Pharmaceuticals, Janssen Pharmaceutica and Purdue Pharma.

Sales, Distribution and Customers. The Company has a sales organization for BP's branded pharmaceutical products. The Company maintains a professional direct sales force of approximately 161 retail and 14 non-retail sales representatives to distribute and direct market BP's products. The Company is in the process of expanding its BP retail sales force to approximately 195 representatives. BP predominately sells pharmaceutical products to the warehousing and non-warehousing chains, as well as wholesalers, hospitals, long-term care providers, managed care providers and mail order companies. The Company has no long-term agreements with any of these accounts. Any cessation or material reduction of certain customers' purchases would likely have a material effect on the Company's sales and profitability.

INTERNATIONAL GENERICS ("IG")

     The International Generics ("IG") business develops, manufactures and markets a broad range of pharmaceuticals for human use. The Company believes that it is one of the larger manufacturers and marketers of generic oral solid dose pharmaceuticals in Europe, with a substantial presence in the United Kingdom, Germany, the Nordic countries and the Netherlands. IG also has a growing presence in Southeast Asia.

      Product Lines. IG manufactures and markets a wide range of prescription and over-the-counter products using approximately 260 APIs that are sold primarily in approximately 680 different formulations and dosage forms including tablets, capsules, ointments, creams, liquids, suppositories and injections. This includes generic products in approximately 550 tablet and capsule formulations and dosages, approximately 45 liquid formulations and dosages, approximately 70 cream and ointment formulations and dosages for topical use, and approximately 35 injectable formulations and dosages.

Prescription Pharmaceuticals. IG has regulatory approvals for approximately 210 prescription products, with a total of approximately 600 formulations and dosage strengths. IG's prescription products comprise a broad product line, concentrating on antibiotic, analgesic/antirheumatic, psychotropic cardiovascular, cough and cold, and corticosteroid therapeutic areas. These products are predominantly sold on a generic basis.

Over-the-Counter Products. IG has regulatory approvals for approximately 45 over-the-counter products, with a total of approximately 100 formulations and dosage strengths. IG has a broad range of branded products in different product categories including skin care, gastrointestinal care and pain relief. Its range of products also includes vitamins, fluoride tablets, adhesive bandages and surgical tapes, among others.

     Acquisitions and Divestitures.

      In December 2001, as a result of the Faulding Acquisition, the Company acquired 90% of Alpharma (Foshan) Pharmaceutical Co., Ltd. (formerly Foshan Faulding Pharmaceuticals, Ltd.) ("Alpharma Foshan"). A corporation controlled by the government of the City of Foshan owns the remaining 10% of Alpharma Foshan. Alpharma Foshan manufactures and distributes generic oral pharmaceutical products and traditional Chinese medicines in the southern and eastern portions of China. (See "U.S. Human Pharmaceuticals - Acquisitions" for a discussion of the Faulding Acquisition.)

      In January 2003, the Company divested its vitamin business to Nopal AS ("Nopal"), which, at the time of such transaction, was a subsidiary of Industrier, the Company's controlling stockholder, for approximately $3.3 million. In connection with this sale, the Company entered into a supply agreement with Nopal pursuant to which the Company will supply Nopal with certain vitamin products, and two distribution agreements with Nopal pursuant to which Nopal would continue to sell the Company's medical plaster and tape products to the grocery sector and the Company would sell Nopal's acquired vitamin products to the pharmacy and health care sector. The supply agreement and distribution agreements were terminated on December 31, 2003 and February 27, 2004, respectively. The termination of these agreements has had a minimal impact on the Company's operations in 2004.

      In October 2003, the Company divested its French generic pharmaceutical business to Zydus International Private Ltd. for approximately $6.0 million plus further payments of approximately $0.6 million, contingent upon receipt of marketing approvals from the French government for certain products in the approval process as of the date of the sale and the consent of third party suppliers. This business was purchased in April 1999 for $26.4 million.

      Facilities. The Company maintains six manufacturing facilities for its IG products, all of which also house administrative offices and warehouse space. The Company's plants in Lier, Norway and Barnstaple, England, include many technologically advanced applications for the manufacturing of tablet, liquid and ointment products. The Company's plant in Copenhagen, Denmark manufactures a limited number of sterile finished pharmaceutical products. In addition to the Lier, Barnstaple and Copenhagen facilities, the Company also operates plants in Vennesla, Norway, for medical plaster and tape products, and Jakarta, Indonesia, for tablets, ointments and liquids. The Jakarta plant is certified by European authorities for export to Europe. Through Alpharma Foshan, the Company also operates a manufacturing plant in Foshan City in the Guangdong Province of China.

      Competition. Most of the Company's international finished pharmaceutical products compete with one or more other products that contain the same active ingredient in a highly competitive, price sensitive market. The Company therefore competes on the basis of price, product range, service and brand. IG's principal competitors are: Merck KGaA, Nycomed Holding ApS, Pliva d.d., Ranbaxy Laboratories, Inc., Ratiopharm Inc., Sandoz GmbH, Stada GmbH, and Teva Pharmaceutical Industries, Ltd. In European countries in recent years, sales of generic pharmaceuticals have been increasing relative to sales of patent-protected pharmaceuticals. Generics are gaining market share on a volume basis because, among other things, governments are attempting to reduce pharmaceutical expenses by enacting regulations that promote the use of generic pharmaceuticals in lieu of more expensive branded formulations. The Company's international generic products also encounter competition from imports of identical products from lower priced markets under EU laws promoting free movement of goods. It is also encountering increased pressure from new entrants into the market, many of whom are from countries with a lower cost basis (such as China, India and countries in Eastern Europe), and therefore, are able to supply product at lower prices. To meet this competitive force, in February of 2005, the Company entered into an arrangement to source certain products from India and is in active negotiations with additional Indian suppliers. (For more information on this arrangement, see "USG - Competition".) To remain competitive in the generic pharmaceutical market, it is also critical that scheduled product launches enter the market on time. Additionally, in certain EU jurisdictions such as the U.K. and Germany, maximum pricing legislation is resulting in lower prices and impacting the Company's ability to compete on the basis of price in such jurisdictions. (See "Government Regulation" and "Risk Factors".)

      Geographic Markets. The principal geographic markets for IG's products are the United Kingdom, Germany, The Netherlands, the Nordic countries and other Western European countries, Indonesia, China and the Middle East. Additionally, the Company has sales in select other Asian and African markets.

      Sales, Distribution and Customers. Depending on the characteristics of each geographic market, IG's products are predominantly marketed under either brand or generic names. Over-the-counter products are typically marketed under brand names with concentration on skin care, pain relief and vitamins. IG's primary customers are integrated wholesalers (wholesale and retail outlets), pharmacy retail chains, purchasing organizations and government entities. To position itself towards the integrated wholesalers who are gradually becoming significant Pan-European parties, IG is targeting both the local market organizations and the corporate offices of these customers. IG employs a specialized marketing and sales force of approximately 540 persons (with the largest number being approximately 210 in Indonesia, 102 in Germany and 58 in China) that markets and promotes generic pharmaceuticals to doctors, hospitals, wholesalers, pharmacies and consumers.

U.S. GENERIC PHARMACEUTICALS ("USG")

      The U.S. Generic Pharmaceuticals ("USG") business segment develops, manufactures, markets and distributes generic prescription, specialty branded and over-the-counter pharmaceuticals for human use. USG offers products in approximately 150 formulations and dosage forms including solid, semi-solid and liquid dosage forms. With the addition of Purepac, an oral solid dose pharmaceutical business purchased as part of the Faulding Acquisition completed in 2001, the Company's customers can buy from a broadened product line that encompasses liquid, semi-solid, solid oral dose, unit dose, topical, suppositories and inhalation products. Since 2002, the Company has, and continues to, reconfigure the mix of its product portfolio to emphasize more profitable products over less profitable products and to enable the Company's facilities to engage in various cGMP remediation efforts. This reconfiguration has resulted in a reduction in the size of USG's product portfolio.

      Product Lines. USG manufactures and markets products using approximately 110 APIs that are sold in over 150 different formulations and dosage forms, including tablets, capsules, liquids, creams, ointments, suppositories and liquid inhalants, in its line of over-the-counter and prescription medications. The experience and technical expertise of USG enables it to formulate immediate and modified release medications in oral solid dosage forms. It also enables USG to develop therapeutic equivalent drugs in liquid and topical forms, and refine product characteristics, such as taste, texture and appearance in the case of liquid forms, and color, texture and consistency in the case of topical forms. USG manufactures and markets generic prescription products in approximately 75 tablet and capsule formulations and dosages. USG manufactures approximately 50 generic cream, lotion, suppository and ointment formulations and dosages for topical use and approximately 20 liquid formulations and dosage forms. USG also markets a line of respiratory products and unit dose liquids products consisting of approximately 10 formulations and dosages.

      Generic Prescription Pharmaceuticals. USG has regulatory approvals, each of which permits USG to manufacture and sell a given product, for approximately 120 generic prescription products with a total of approximately 160 dosage strengths. The prescription products consist of a line of specialty liquid products for approximately 10 different indications, including cough/cold, allergy and respiratory, a broad line of creams and ointments with a concentration on first aid medications, and a broad line of oral solid dose products with a concentration on modified release formulations in a variety of therapeutic categories including cardiovascular, anti-depressants, tranquilizers and analgesics. Based on revenue, USG's most successful generic drugs in 2004 were:

(i) gabapentin, the oral solid dose generic equivalent of Neurontin (indicated for the treatment of some types of seizures and for the management of postherpetic neuralgia);

(ii) diltiazem, the oral solid dose generic equivalent of Cardizem CD (indicated for the treatment of hypertension and chronic, stable angina); and

(iii) promethazine, the oral syrup generic equivalent of Prometh (indicated for the treatment of allergic symptoms and reactions such as itching, runny nose; sneezing; itchy, watery eyes; hives; and itchy skin rashes).

The 2004 sales of gabapentin were pursuant to the Company's 180-day exclusivity granted pursuant to the Hatch-Waxman Act. This period of exclusivity extends into 2005, and therefore the Company anticipates continued significant gabapentin sales in 2005. The Company is sharing its exclusivity with Teva Pharmaceutical Industries Ltd. ("Teva") pursuant to a selective waiver agreement under which Teva will: (i) indemnify the Company for a portion of any damages which could be awarded should the Company lose the Pfizer patent infringement litigation (see "Legal Proceedings - Gabapentin") and (ii) make certain royalty payments based upon Teva's sales contingent upon the Company being successful in the Pfizer patent infringement litigation. The Company is also purchasing the active ingredient for gabapentin from Teva pursuant to an agreement that provides for the payment to Teva of a portion of the Company's net sales of gabapentin. In addition, Pfizer, through a subsidiary, is marketing a gabapentin authorized generic during the 180-day exclusivity period.

In 2003 the Company entered into an agreement with Ivax Pharmaceutical Co. ("Ivax") under which the Company received fifty percent (50%) of Ivax's net profits (as defined in the agreement) of Metformin ER (the extended release version of Metformin HCl) during the 180-day exclusivity period. Such period commenced in December 2003 and the Company received approximately $9.1 million from Ivax for 2003 sales and $17.1 million for sales through the end of the exclusivity period in the second quarter of 2004.

      Over-the-Counter Pharmaceuticals. USG has the ability to manufacture ANDA and non-ANDA over-the-counter products. In 2002 and 2003, USG discontinued production of lower margin liquid over-the-counter products in order to focus on higher margin products and in order to take actions intended to facilitate the ongoing programs to enhance the FDA compliance status of the Company's facility in Baltimore, Maryland (See "Government Regulations-Facility Compliance") which is the primary manufacturing site for such products. In the over-the-counter line, USG has a range of products for approximately 8 different indications including allergy, analgesic, anti-inflammatory, cough/cold, first aid, feminine hygiene, nutritional and personal hair care. USG also sells Feverall, an over-the-counter suppository form of acetaminophen used for fever reduction and pain relief. The Company acquired the marketing and distribution rights for this product from a third party in December 2000.

      Acquisitions. In December 2001, the Company acquired U.S. based Purepac Pharmaceutical Co., a company specializing in the development, manufacture and marketing of generic solid oral dose pharmaceuticals. As part of the same transaction, the Company purchased Faulding Laboratories Inc., a company specializing in the marketing and distribution of branded pharmaceuticals (now BP) and China based Alpharma Foshan Pharmaceuticals Co. Ltd., a manufacturer and distributor of both traditional Chinese medicines and generic oral pharmaceuticals (now a part of IG) for approximately $670.0 million (in the aggregate, the "Faulding Acquisition").

      Facilities. USG maintains and operates three manufacturing facilities, two research and development centers, four telemarketing facilities and one automated central distribution center. USG's largest manufacturing facility is located in Baltimore, Maryland and is dedicated solely to the manufacture of liquid pharmaceuticals. (See "Government Regulation - Facility Compliance".) The Company's facility in Lincolnton, North Carolina manufactures creams, ointments, lotions, liquids and suppositories. As a result of the Faulding Acquisition, the Company acquired Purepac's solid oral dose facility in Elizabeth, New Jersey, which manufactures tablets and capsules, and the Piscataway facility, which houses the corporate offices of BP is also used for USG warehousing and certain scientific affairs functions.

      Competition. Legislation in the U.S. encourages the use of generics as an alternative to brand drugs, including mandating the use of generics in Medicaid programs across the country, and generally allows pharmacy substitution of brand drugs with generic drugs. The Company operates in a highly competitive, price sensitive market. The Company competes in this business on the basis of price, product range and customer service. The Company competes with other generic pharmaceutical companies and with the generic drug divisions of major international branded drug companies that sell one or more products similar to the Company's products. (See "Risk Factors" and "Legal Proceedings - Gabapentin".)

Additionally, the Company encounters market entry resistance from patented drug manufacturers. The Company, as with other generic players, continually attempts to introduce its products to market at advantageous times. The most important method of such product introduction is to take advantage of market exclusivity opportunities afforded by the Hatch-Waxman statutes by invalidating existing patents on or developing generically equivalent products that do not infringe existing patents (a "Paragraph IV Filing"). Under certain circumstances, if the Company is the first-to-file under Paragraph IV, it may be entitled to be the only generic manufacturer on the market for a 180-day period. The Company has encountered vigorous challenges to these activities that have resulted in significant legal costs as it has defended its right to market these products. The Company expects to face further legal costs as it continues to defend such challenges. The Company might be unsuccessful in defending these challenges. Recently, efforts by patent drug manufacturers have created market competition for first-to-file ANDA holders during their 180-day period of exclusivity through the licensing of generic versions of their branded, or NDA, products to affiliated or partnered generic distributors ("Authorized Generics"). This development has reduced the financial return available to generic ANDA holders during their statutory (Paragraph IV) exclusivity period, by creating market competition in what had been a statutory monopoly period. The Company observed this with its gabapentin product (See "Legal Proceedings - Gabapentin"). The creation of Authorized Generics is currently the subject of litigation not involving the Company, there is no assurance that the practice will be abated in the foreseeable future.

The Company is also beginning to encounter competition from new market entrants importing goods into the U.S. from countries with a lower cost basis. To meet this competitive force, in February 2005 the Company entered into an agreement with Orchid Chemicals and Pharmaceuticals, Ltd. ("Orchid") pursuant to which Orchid agreed to: (i) develop active pharmaceutical ingredients and final formulations, and (ii) manufacture finished products, for exclusive sale by the Company in the U.S., Canada and Europe. The Company is actively negotiating additional sourcing agreements with suppliers in Asia.

          USG's principal competitors are: Barr Pharmaceuticals, Inc., IVAX Pharmaceuticals, Inc., Morton Grove Pharmaceuticals, Inc., Mylan Laboratories Inc., Par Pharmaceutical, Inc., Sandoz, Inc., Taro Pharmaceutical Industries Ltd., Teva Pharmaceutical Industries, Inc., and Watson Pharmaceuticals, Inc.

      Sales, Distribution and Customers. USG sells pharmaceutical products predominately to the warehousing and non-warehousing chains, as well as wholesalers, hospitals, long-term care providers, managed care providers and mail order companies. The Company has no long-term agreements with any of these accounts. Any cessation or material reduction of certain customers' purchases would likely have a material adverse effect on the Company's sales and profitability. The Company operates a sales organization for USG's generic products, including a direct sales force of less than 10 employees and the telemarketing operations of ParMed Pharmaceuticals Inc. The Company has a central distribution center in Baltimore.

ParMed, USG's distribution operation, with 2004 sales of $76.9 million that primarily target independent pharmacies and service approximately 5,000 customers each month. Customers are contacted using a sophisticated telemarketing system supported by 70 sales representatives and sales support personnel. In 2004, ParMed opened a 22,000 sq. foot warehouse addition to accommodate the existing business and planned future growth.

ANIMAL HEALTH ("AH")

      The Company's Animal Health ("AH") business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") for food producing animals which includes poultry, cattle and swine. For the year ended December 31, 2004, AH had product sales of approximately $314.6 million and operating income of approximately $24.8 million.

During 2004, AH conducted a review of its Reporcin product, a performance and meat quality improvement product, for which it had exclusive marketing rights pursuant to a technology, license and option agreement entered into with Natinco NV in 1999. In connection with the 1999 agreement the Company was obligated to expend significant funds to develop, obtain government marketing approvals for, manufacture and sell Reporcin, which the Company believed was no longer supported by the anticipated market return. In September 2004, the Company and Natinco N.V. entered into a settlement and license agreement terminating the 1999 Agreement (thereby relieving the Company of the obligations summarized above) and providing the Company with a more restrictive license to the technology in a portion of the markets covered by the 1999 agreement.

      Product Lines. The Company's principal animal health business is based on a portfolio of anti-infective animal health products that are added to the feed and water of livestock and poultry. This market is comprised of three primary categories: antibiotics, anticoccidials and antibacterials.

Antibiotics. The Company's MFAs and water-soluble products are used to prevent and/or treat diseases and maintain health in poultry, swine and cattle. The Company is the world's largest supplier of bacitracin and chlortetracycline for use in animal feeds. The Company's major animal health antibiotic products include:

• Albac, a bacitracin-based MFA used to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle and swine;

• BMD, a bacitracin-based MFA used to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle and swine; and

• ChlorMax and ChlorMax-combination products, and Aureomycin and Aureomycin-combination products, which are feed-grade antibiotics used in combination with an antibacterial to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle, and swine.

Anticoccidials. These products are used to prevent coccidiosis, a condition caused by an intestinal parasite that affects growth in poultry and cattle. The Company believes it is the world's second largest supplier of anticoccidials and the Company's major products include:

• Bio-Cox and Cygro, MFAs used to prevent and control coccidiosis in poultry;

• Bovatec and Avatec, MFAs used to prevent and control coccidiosis in cattle and poultry and to maintain health and improve feed efficiency in cattle;

• Deccox, an MFA used to prevent and control coccidiosis in poultry, cattle and calves;

• Robenz and Cycostat, used to prevent coccidiosis in poultry and rabbits;

• Rofenaid, used to prevent coccidiosis and diseases in poultry; and

• Zoamix, an MFA used to prevent and control coccidiosis in chickens and turkeys.

Antibacterials. These products are used to prevent disease in poultry and swine. The Company is the world's largest supplier of antibacterials for use in animal feeds and the Company's major products include:

• 3-Nitro, an MFA used to treat disease, promote growth and improve feed efficiency in poultry and swine; and

• Histostat, an MFA used to prevent disease in chickens and turkeys.

      In addition to the Company's antibiotic, antibacterial and anticoccidial products, it also sells water soluble vitamins, minerals and electrolytes that are used as nutritional supplements for poultry, swine and cattle.

      Animal drugs must be reviewed and receive registration from the FDA for marketing in the United States and approval or registration by similar regulatory agencies in other countries. Regulatory approvals for products to be used in food producing animals are complex due to the possible impact on humans.

      Approval also must be granted in the U.S. for the use of an animal drug in combination with other animal drugs in feeds. Such combination approval generally requires the cooperation of other manufacturers to consent to authorize the FDA to refer to such manufacturer's NADA in support of the Company's regulatory submissions. This consent is necessary to obtain approval from the FDA for more than one animal drug to be included in a given animal drug animal feed at the same time. To date, the Company has been successful in obtaining the cooperation of third parties to seek combination approval for many of its products. Generally, the Company does not enter into written agreements with other manufacturers and does not pay any money to other manufacturers to obtain such consent. These combination clearances significantly extend the reach and potential market share of the Company's products and provide a considerable competitive advantage. Presently, the Company has sponsored a total of approximately 100 combination approvals in the U.S.

      Acquisitions and Divestitures. During 2004, Animal Health continued to implement one of its business strategies by focusing on its core strength as a leading manufacturer and marketer of MFAs.

In July 2004, the Company sold assets relating to its Aquatic Animal Health Business to the senior management of the business for approximately $4.4 million. Additionally, in March 2004, the company sold its AH distribution company to IVS Animal Health Inc. for approximately $17.0 million.

      In May 2000, the Company purchased the Roche MFA business for approximately $288.0 million. The Roche MFA business consisted of products including Aureomycin, Bovatec, Avatec, Bio-Cox and Cygro. These animal drugs are used to prevent and treat diseases in livestock and poultry.

      Facilities. The Company produces its Animal Health products in several manufacturing facilities. BMD is produced and blended at the Company's Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo facility, which is managed by API. The majority of soluble antibiotics and vitamins are formulated in AH's Longmont, Colorado facility. Feed grade chlortetracycline is produced at AH's Willow Island, West Virginia facility in addition to being purchased from foreign suppliers. It is then blended at independent blending facilities. In 2004, the Company received FDA approval to commence manufacturing lasalocid at its Willow Island facility for sales in the U.S. Now, in addition to manufacturing chlortetracycline, the Willow Island facility also produces lasalocid for use in the U.S. as well as many other parts of the world. Bio-Cox is blended in AH's Van Buren, Arkansas facility as well as at a third party location, and Avatec and Bovatec are blended at its Salisbury, Maryland facility, as well as at a third party location. The 3-Nitro product line is manufactured using the Company's technology at a third party facility. Decoquinate, the active ingredient used in Deccox, is manufactured in accordance with an agreement that expires in 2012 using the Company's technology at a facility owned and operated by a third party. In June of 2003, the blending of Deccox was moved from the Company's Lowell, Arkansas facility to the Company's Chicago Heights facility. Process improvement and manufacturing development is done primarily at AH's Chicago Heights and Willow Island facilities.

In addition, the Company makes significant use of third party facilities (some of which are in low-cost countries) in the manufacture of its AHD products and anticipates that this use will increase in the future.

      Competition. The Company competes in a highly competitive market on the basis of price, brand name and customer service. Some of the Company's competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Some of AH's principal competitors include Eli Lilly and Company (Elanco) and Phibro Animal Health Corporation. Due to the Company's strong market position in MFAs and its experience in obtaining requisite FDA approvals for combination claims, the Company believes it enjoys a competitive advantage in marketing MFAs under the FDA approved combination clearances. However, no assurances can be given that third parties will continue to cooperate in seeking combination approval for the Company's products, and the Company expects new entrants in the generic medicated animal feed additive market in 2005.

      Geographic Markets. The Company sells more than half of its animal health products in the U.S. and has significant presence in Europe, Latin America and Asia.

      Sales, Distribution and Customers. The Company's animal health products in the U.S., Europe, Canada, Mexico, Brazil and other selected markets are sold through a staff of approximately 80 technically trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. The Company has sales offices in the U.S., Canada, Mexico, Chile, Argentina, Thailand, China, Brazil, France and Belgium. In the remainder of the world, AH's products are sold primarily through the use of distributors and sales companies. Sales are made principally to commercial animal feed manufacturers, wholesalers and integrated cattle, swine and poultry producers. Although AH is not dependent on any one customer, the customer base for AH products is in a consolidation phase. Therefore, as consolidation continues, the Company may become more dependent on certain individual customers as these customers increase their size and market share.

INFORMATION APPLICABLE TO ALL BUSINESS SEGMENTS

Research, Product Development and Technical Activities

      Research and development is important to each of the Company's business segments. The Company's research, product development and technical activities in the human generic pharmaceuticals business, which is mainly performed within the U.S., concentrate on the development of generic equivalents of established patented products. Such research, product development and technical activities also focus on developing proprietary drug delivery systems, patent circumvention in the U.S. and on improving existing delivery systems, packaging and manufacturing techniques, often focusing on ones that are difficult to replicate. The human generics businesses also conduct research activities on behalf of the BP business directed towards next-generation pain products. The Company's API business performs research and development activities on chemical synthesis, fermentation and purification technologies in Norway and Denmark.

      The Company's research and development capabilities have been enhanced and broadened as a result of the Faulding Acquisition, strengthening its ability to introduce new products and its expertise in the area of extended release products and the formulation and manufacture of oral solid dose products. In 2004, the Company increased its spending on research and development by approximately twenty-eight percent. In view of the substantial funds that are generally required to develop new chemical drug entities, the Company does not anticipate undertaking significant activities in this area.

      The Company's technical development activities for animal pharmaceuticals previously involved extensive product development and testing for the primary purpose of establishing clinical support for new products and additional uses for variations of existing products and seeking related FDA and other governmental approvals. The Company focused its AH product development spending in 2004 on activities such as in-licensing and co-developing technologies through arrangements with third parties.

      Given the Company's global presence and its focus on research and development, the Company seeks to:

    shorten product development cycles for introduction and approval of similar products across geographic markets through the exchange of knowledge across its global research and development efforts; and

    coordinate the human pharmaceutical research and development globally in order to be more efficient in the scope of research activities, including the distribution of research and development, manufacturing and purchasing costs across a global platform.

      Generally, research and development activities are conducted on a business segment basis. The Company conducts its technical product development activities for AH at its facilities in Willow Island, West Virginia, Chicago Heights, Illinois, Fort Lee, New Jersey, and contract research organizations. The technical product development for finished USG and BP products is conducted in Elizabeth and Piscataway, New Jersey, and Owings Mills, Maryland. The Oslo, Norway and Copenhagen, Denmark facilities are used for API research and development. Independent research facilities in the U.S. and Europe are used for all business segments.

      Research and development expenses, the majority of which was expended for Human Pharmaceuticals (which exclude legal fees), were $81.5 million, $63.2 million, and $67.1 million in 2004, 2003, and 2002, respectively. Research and development activities are inherently speculative. Investments in research and development do not always result in the successful development of a product. For example, the Company sometimes withdraws or abandons its pending ANDAs, particularly if the product is approved after generic market formation. Accordingly, it should not be assumed that potential products in the Company's pipeline will be successfully commercialized.

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

The evolving and complex nature of regulatory requirements (including the possibility of future changes in statutes or regulations), the broad authority and discretion of the FDA and analogous state and foreign agencies, and the generally high level of regulatory oversight results in a continuing possibility that from time to time the Company will be adversely affected by regulatory actions despite the Company's efforts to achieve and maintain compliance with all regulatory requirements. As a result of actions the Company has taken to respond to the progressively more demanding regulatory environment in which the Company operates, the Company has spent, and will continue to spend, significant funds and management time on regulatory compliance.

      U.S. Product Marketing Authority. In the U.S., the FDA regulatory procedure generally applicable to human generic pharmaceutical products depends on whether the branded drug to which the generic version is equivalent or comparable is:

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

All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control, among other information. ANDAs also must contain data demonstrating the bioequivalence of the generic drug to the branded drug. Each product approval limits manufacturing to a specifically identified site or sites. Supplemental filings to allow the manufacture of products at new sites also generally require review and approval. In addition, certain changes to the Company's manufacturing process, drug ingredients and labeling also can require regulatory review and approval. New product approvals or approvals to change products might not be obtained in a timely manner, if ever. Failure to obtain these approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

Most of the Company's animal health products are regulated by the FDA or equivalent regulatory authorities around the world, similarly to the human pharmaceuticals, while other animal health products are regulated primarily by individual States. Although the Company markets some generic animal drug products, which are subject to similar FDA requirements as applicable to its human generic pharmaceutical products, many of its animal drug products are considered to be branded or pioneer animal drug products. Like their human counterparts, pre-marketing approval under stringent FDA rules for their testing, development, and manufacture is required for animal drugs as well as for any changes in label claims, specifications or manufacturing sites that occur post-approval. The backlog of submissions pending review in FDA's Center for Veterinary Medicine has made the timing of such approvals difficult to predict. Despite the difficulty and delays brought about by this situation, the Company has been successful in obtaining such approvals. As with human pharmaceutical products, FDA inspection and record keeping requirements as well as debarment provisions apply to the Company's Animal Health products.

Legislative bills are introduced in the U.S. Congress and individual states from time to time, some of which, if adopted, could have an adverse effect on AH's business. However, in the past, such bills that could have had a material adverse effect, have not had sufficient support to become law. The animal health industry is actively engaged in the legislative process. To address the previously mentioned review backlog, the industry supported legislation adopting user fees and performance standards similar to those in place for new human drugs and medical devices. The Animal Drug User Fee Act of 2003 is now in effect (providing for such fees and standards). The Company believes that this legislation will make the regulatory process for some of the Company's Animal Health products more predictable in the future.

EU Product Marketing Authority. EU legislation requires that medical products for human use must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials on human subjects, which are subject to the standards codified in the EU guideline on Good Clinical Practice; provided that certain countries granted membership in the EU as of May 1, 2004 may, until a given date specified for each country, individually authorize the continued marketing of products that do not qualify for marketing authorization under EU law if such products were approved by the individual country prior to being granted EU membership. In addition, the EU legislation requires that such trials be preceded by adequate pharmacological and toxicological tests in animals, that stability tests are to be carried out, that clinical trials use controls and that clinical trials be carried out double blind and be capable of statistical analysis by using specific criteria wherever possible, rather than relying on a large sample size. The working party on the Committee of Proprietary Medicinal Products has also made various recommendations in this area. Analogous governmental and agency approvals are similarly required in other countries where the Company conducts business. There can be no assurance that new product approvals will be obtained by the Company in a timely manner, if ever. Failure to obtain these approvals, or to obtain them when expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

Similar requirements apply to the granting of marketing authorizations for medicinal products for veterinary use in EU countries. If the Company fails to obtain such marketing authorizations, or fails to obtain them in a timely manner, it could have a material adverse effect on the business, financial condition and results of operations of the Company's Animal Health business.

Generic medicinal products for human and veterinary use may be authorized in the EU through abridged authorization applications. For example, the EU marketing authorization applications do not need to contain results of toxicological and pharmacological tests and results of clinical trials provided that certain conditions are met, and in particular that the "original" medicinal product has been authorized in the EU for at least six years (and in certain cases ten years) and has been in the market in the member state where the marketing authorization application has been submitted. Abridged applications must refer to information contained in the dossier of the "original" product for which a marketing authorization has been granted on the basis of a complete dossier. The original complete dossier in question must be a dossier at the disposal of the competent authority concerned. This implies that abridged applications must be lodged with the authorities that actually hold the dossier for the "original" product. The "original" product referred to must still be authorized at the time the abridged application is submitted. To qualify for abridged dossiers, the product must be considered to be a generic of a reference medicinal product. A generic medicinal product is a medicinal product which has the same qualitative and quantitative composition in active substances, the same pharmaceutical form as the reference medicinal product, and whose bioequivalence to the reference medicinal product has been demonstrated by appropriate studies. Different salts, esters, ethers, isomers, mixtures of isomers, complexes, or derivatives of an active substance shall be considered to be the same active substance, unless they differ significantly in properties with respect to safety and/or efficacy. In such cases, additional information demonstrating the safety and/or efficacy of the various salts, esters, or, derivatives of an authorized substance must be supplied by the applicant. If the Company fails to satisfy the conditions for the use of abridged authorization applications for new products being developed by the Company, the process for the approval of such products could take significantly longer and cost substantially more to the Company. Generic feed additive products in the EU used to promote animal health (specifically anticoccidial products) and nutrition are regulated under different legislation than veterinary pharmaceuticals. The regulatory procedures for handling these products are undergoing revision. It is expected that applications for generic feed additives will require the same types of data necessary needed to obtain authorization of the original product.

As of October 31, 2005, changes to the abridged authorization procedure described above will be implemented for human pharmaceuticals. These changes will require submission of an environmental risk assessment in connection with an application for a marketing authorization and will permit the filing of an application for a generic drug marketing authorization eight years after the date upon which the reference drug was granted marketing rights with the commencement of generic marketing permitted no earlier than 10 years after the date the reference drug was granted marketing rights. In some cases, this change will eventually delay the introduction of generic drugs, such as the Company's products, by two years in those countries that presently apply a six year exclusivity period.

The European Union and one non-EU country banned the use of four antibiotics to promote growth in food producing animals effective July 1, 1999, and will extend this ban to the remaining approved growth promoting antibiotics by 2006. In the list of products banned in 1999, only one, bacitracin zinc, was manufactured and marketed by the Company. The Company's attempt to reverse or limit the EU ban that affects the Company's Albac product, was not successful. Similar actions to ban or severely restrict the use in animals of antibiotics have been taken by EU trading partners or are being contemplated. (See "Risk Factors".) None of the products scheduled to be banned in 2006 are manufactured or marketed by the Company.

Other Product Marketing Authority. Requirements similar to those in the U.S. and EU apply to the granting of manufacturing and marketing authorizations for pharmaceutical products in Asia and Africa. Therefore, the Company must comply with local requirements that may be, but are not always, similar to those described above prior to receiving approvals for products in Asia and Africa.

      Facility Compliance. The Company's manufacturing operations in the U.S. and two of the Company's European facilities that manufacture products for export to the U.S. are required to comply with the FDA current Good Manufacturing Practices regulations ("cGMP"). cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. There are similar cGMP regulations in other countries where the Company has manufacturing operations. The EU requires that before a medicinal product can be manufactured and assembled, each company that carries out such an operation must hold a manufacturer's license and the manufacture and assembly must be in accordance with the marketing authorization and cGMP. It also requires that active substances used in medicinal products for human and veterinary use be manufactured following guidelines on good manufacturing practice.

In addition to European Regulatory agencies, the Company is subject to continual review and periodic inspection by the FDA. During 2001, 2002, 2003 and 2004, the Company received substantial inspection observations on Form 483 ("483 Reports") from the FDA at its USG and BP facilities in Baltimore and Elizabeth. The 483 Reports listed deviations from cGMPs.

The 2001 inspection at Baltimore resulted in an allegation by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has not formally commented on the Company's corrective action plan. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report detailing plant deficiencies. While the FDA has not indicated to the Company its position as to any of the items set forth on this February 2004 483 Report, the number and scope of the comments in this Report have declined significantly from the Report received in August 2002. The Company will continue upgrading plant procedures at the Baltimore plant in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. As part of the corrective action plan, product recalls were conducted in 2002 and production at the Baltimore facility was reduced in several increments during 2002 and 2003. This reduction in production has had a negative effect on earnings that the Company expects to continue in 2005. The Company anticipates a follow-up full cGMP inspection at the Baltimore facility in 2005 at which time it anticipates to demonstrate substantial completion of the October 2002 corrective action plan.

Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received a 483 Report from the FDA on January 15, 2003. The Company submitted a comprehensive response on February 5, 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report citing continued deficiencies in compliance with FDA regulations. The Company completed a significant portion of its corrective actions in 2004, and expects to complete the remainder by December 2006.

The regulatory status and the Company's corrective action activities at the Baltimore and Elizabeth facilities has had an adverse impact on the Company's ability to obtain new product marketing approvals. For its Baltimore facility the Company did not file any applications for new product approvals in 2004. As a result of a successful follow-up FDA inspection in the third quarter of 2004, the Company has obtained three ANDA approvals which have allowed it to release new products from the Elizabeth facility. Additionally, one tentative approval was received. In anticipation of the outcome of the third quarter 2004 Elizabeth inspection, the Company filed six ANDA applications and one NDA supplement from the Elizabeth facility. The Company also filed three additional applications from other sites, bringing the total number of new applications to ten. The Company plans to increase its filings at Elizabeth modestly in 2005.

The Company incurred outside consulting costs in connection with regulatory compliance issues at Baltimore and Elizabeth of approximately $3.2 million during 2002, $18 million in 2003, and $9.2 million in 2004. The Company estimates that the 2005 cost of addressing the deviations listed in those 483 Reports at Baltimore and Elizabeth will be approximately $2.0 million for outside consultants and related costs. In addition, the Company has expanded its ongoing quality assurance costs, including adding related personnel, at a cost of approximately $18.0 million in 2004. (See "Risk Factors" and "Legal Proceedings".)

In October, 2004, the Company received a 483 Report for its API facility in Skoyen, Norway that recorded observed deviations from cGMPs. The Company has responded to the FDA. One of the Company's less significant API products manufactured at the Skoyen facility is included in the scope of the 483 Report. The effect, if any, of the FDA inspection on the regulatory status of the Skoyen site or the products manufactured at this site will not be known until the FDA advises the Company of its review of the Company's response to the 483 Report.

The Company has received 483 Reports from time to time in the past for other U.S. plants, all of which the Company believes it has adequately addressed.

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

      Extended Protection for Certain Products. In 1984, The Hatch-Waxman Act amended both the Patent Code and the Federal Food, Drug and Cosmetics Act, better known as the FDC Act. The Hatch-Waxman Act codified and expanded application procedures for obtaining FDA approval for generic versions of patented drug manufacturers that are off-patent or whose market exclusivity has expired. The Hatch-Waxman Act also provides patent extension and market exclusivity provisions for brand name pharmaceutical manufacturers which preclude the submission or delay the approval of a competing ANDA under certain conditions. One such provision allows a five year market exclusivity period for NDAs involving new chemical entities and a three year market exclusivity period for NDAs or NDA supplements containing new clinical investigations essential to the approval of such application. The market exclusivity provisions apply equally to patented and non-patented drug products. Another provision authorizes the extension of patent terms for up to five years as compensation for some of the reductions of the effective life of the patent as a result of time spent in testing for, and FDA review of, an application for a drug approval. Patent terms may also be extended pursuant to the terms of the Uruguay Round Agreements Act, or URAA. In addition, the FDA Modernization Act of 1997 ("FDAMA") allows brand name pharmaceutical manufacturers under certain circumstances to seek six months of additional exclusivity when they have conducted pediatric studies on the drug in accordance with the statute's requirements. Although the pediatric exclusivity provisions in FDAMA contained a sunset date of January 1, 2002, they were re-authorized by the Best Pharmaceuticals for Children Act, which was signed into law in January 2002. In addition, the first generic applicant who files an ANDA challenging a patent listed by the brand name manufacturer (i.e. an ANDA containing a Paragraph IV certification stating that the generic drug will not infringe any listed patent(s) for the reference drug or that such patent(s) is (are) invalid or unenforceable) may receive an exclusivity period of 180 days under certain circumstances during which times other generic applications for the product containing paragraph IV certifications cannot be marketed. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") made certain changes to the 180-day exclusivity provision and placed additional limits on the circumstances under which first ANDA applicants may be able to enjoy the benefits of exclusivity. Therefore, the Company cannot predict the extent to which or otherwise existing statutes or new legislation could postpone approval of some of the Company's new products. Moreover, changes in the statutes or regulations may occur over time. The Company cannot predict the extent to which any such future changes may affect its products or product development.

In Europe, a similar market exclusivity in respect of proprietary medicines exists, irrespective of any patent protection. Before a generic manufacturer can present an abridged application for a marketing authorization, it must generally wait until the original proprietary drug has been approved in the EU for a certain period, unless they have the consent of the person who submitted the original test data for the first marketing authorization, or can compile an adequate dossier of their own. In the case of high technology products, the period is ten years or in some countries for other medicinal products six years, subject to the option for member states to elect for an exclusivity period of ten years with respect to all products. As of October 31, 2005, the exclusivity period across EU countries will be harmonized to eight years for the submission of an abridged application and 10 years for generic marketing (as detailed above).

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

      Controlled Substances Act. The Company manufactures, develops, and sells Kadian and certain other drug products which are "controlled substances" as defined in the Controlled Substances Act, which establishes certain security personnel, reporting, record keeping and import and export requirements administered by the Drug Enforcement Administration, or ("DEA"), a division of the Department of Justice. The Company is registered by the DEA to manufacture and distribute certain controlled substances. The DEA has a dual mission: law enforcement and regulation. The DEA deals with the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for noncompliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

      Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payers like insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. As a part of this effort, the federal government and several states and local jurisdictions have commenced administrative or court actions challenging the pricing practices of certain named drug manufacturers. The Company is a party to eight such actions and has been notified that several other states, cities or counties are investigating certain of the Company's products with respect to this issue. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have on it.

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

In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of such products and, in some cases, limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences between member states. There is also a Common External Tariff payable on import of medicinal products into the EU, though exemptions are available in respect of certain products allowing duty free importation. Where there is no tariff suspension in operation in respect of a medicinal product, an application can be made to import the product duty free, but this is subject to review at the European level to establish whether a member state would be able to produce the product in question instead. These regulations make more difficult the export of products from Barnstaple, England and Lier, Norway to other EU countries. In addition, some of the Company's products are subject to a governmental quota that restricts the amount that can be imported duty free.

Environmental Compliance

      The Company believes that it is substantially in compliance with all applicable federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment.

      Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made during 2005. However, the Company is currently implementing an integrated environmental health and safety management system across most of its operations, and the Company may incur significant expenses, including potential fines or penalties, if the Company discovers environmental conditions or past non-compliance at the Company's facilities. In addition, the discovery of previously unknown contamination or the imposition of new clean-up requirements at sites at which the Company is currently undertaking environmental remediation could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations.

Raw Materials

Many raw materials, including APIs, required for the Company's business are purchased from single suppliers. Any interruption in the availability of these materials could cause production delays and decrease sales of the affected products. Such interruption in the business could have a material adverse effect on the Company's operations. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials which may require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. Any significant interruption of supply from the Company's sole source suppliers that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Fifteen raw materials used in Company products that each generated more than $5.0 million in gross profits in 2004 came from sole source suppliers. The sole source suppliers that provided these raw materials were: Aventis, BASF, Bayer, Boehringer Ingelheim, Cambrex, Dipharma, DSM, Jinhe, Kaken, PCAS Plantex, Recordati, and Shanghai Sunve. While the Company relies on single source suppliers for many of its raw materials, it relies on different suppliers for different raw materials.

2004 Revision of Financial Statements

      During the first quarter of 2004, as a result of a newly instituted internal review process, the Company revised its 2000, 2001 and 2002 financial statements related to the accrual of product discounts in the Netherlands and the treatment of the Company's former French human pharmaceutical business as a discontinued operation. In May 2004, the company revised its 2003 financial statements to adjust previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract. The Company is in the process of revising its financial statement disclosures to amend certain information relating to the separation of USHP into two segments, USG and BP, which was aggregated in the first three quarters of 2004. The amended quarterly financial statements are expected to be filed in April 2005. For a review of all of the Company's revised financial statements see "Risk Factors".

Employees

      As of December 31, 2004, the Company had approximately 4,200 employees, comprising of approximately 2,000 in the U.S. and 2,200 outside of the U.S. Two U.S. plants are subject to collective bargaining agreements and four of the Company's major European facilities have works councils and are subject to national and multi-national labor agreements. The Company believes its relations with all of these employee units are satisfactory. Two collective bargaining agreements relating to AH employees at the Willow Island facility expired in the first half of 2004 and have been renegotiated without any interruption in employment on terms that the Company believes to be fully satisfactory. In the first quarter of 2005, the collective bargaining agreement in the Company's Elizabeth, New Jersey facility expired. The Company negotiated and executed a new collective bargaining agreement and had no interruption in manufacturing or employment. In February of 2005, the Company experienced a two-day work stoppage at its Copenhagen plant over union membership issues. The Company plans to address these issues at the appropriate time in the bargaining process with the relevant work council and does not anticipate any further action by the relevant work force prior to that time.

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

      The Company expended approximately $63 million and $81 million on research and development efforts in 2003 and 2004, respectively, and expects to increase these expenditures to approximately $88 million in 2005. Such research and development expenditures may have an adverse impact on the Company's earnings in the short term. Further, the Company cannot be sure that its research and development expenditures will, in the long term, result in the commercialization of products which prove to be economically successful.

The timing of receipt of governmental approvals, with respect to "paragraph IV certifications", can significantly affect the Company's future revenues and income.

The time at which the Company files for regulatory approvals is particularly significant with respect to U.S. human pharmaceuticals. Timing is of material importance when the Company seeks to obtain marketing authorization for its ANDA through the filing of a paragraph IV claim of invalidity or non-infringement against an existing patent. In the case of paragraph IV certifications, the first entity to file an application with the FDA will be eligible for 180 days of market exclusivity. However, the use of this strategy may involve lengthy litigation, frequently against substantially larger and better-financed pharmaceutical companies and, even if successful, may not always result in an actual award of market exclusivity. It is unlikely that the Company will be the first-to-file for all, or even a significant percentage, of its paragraph IV certifications and even less likely that any particular paragraph IV certification will actually result in the award of market exclusivity. In addition, the cost of paragraph IV litigation has been approximately $5 million per year, and based upon the present paragraph IV filing rate, could increase in any one or more years in the future.

The marketing of "authorized generic" versions of brand name pharmaceutical products during the Hatch-Waxman Exclusivity Period of ANDA generics can materially negatively effect the value of first-to-file paragraph IV opportunities.

          Recently, actions by patented drug companies have created market competition for first-to file ANDA holders during their 180-day period of exclusivity, through the licensing of generic versions of their branded, or NDA, products to affiliated or partnered generic distributors ("authorized generics"). This development has reduced the financial return available to generic ANDA holders during their statutory exclusivity period, by creating market competition that tends to lower the price of the subject drug. All of the Company's ANDA generic launches in 2004 were accompanied by authorized generics, including the Company's launch of Gabapentin tablets and capsules, materially reducing the value of the first-to-file opportunity. While such practice may open opportunities for the Company to partner with brand name pharmaceutical manufacturing companies on the launch of particular authorized products when the Company may not be the first generic to file, there can be no guaranty that such transactions will deliver a material return to the Company or offset the revenues lost to the Company as a result of authorized generic competition to its first-to-file ANDA products during the Company's exclusivity.

The Company has been and will continue to be affected by price competition and the extension of patent exclusivity.

The Company's generic pharmaceuticals business has historically been subject to intense competition, particularly on the basis of price. As patents and other bases for market exclusivity of branded pharmaceuticals expire, prices typically decline as generic competitors, such as the Company enter the marketplace. Normally, there is a further unit price decline as the number of generic competitors increases. The timing of these price decreases is unpredictable and can result in a significantly curtailed period of profitability for a generic drug. In certain recent product launches, new market entrants (some of which have access to products developed and manufactured in low-cost countries such as India) have offered prices in the marketplace which have had the effect of significantly increasing both the amount and timing of these unit price declines. While the effect of these price declines varies from product to product, such effect can, on occasion, be material. In addition, brand name and patented pharmaceuticals manufacturers frequently take actions to prevent or discourage the use of generic equivalents. These actions may include:

• filing new patents on drugs whose original patent protection is about to expire;

• developing patented controlled-release products or other product improvements; and

• increasing marketing initiatives and filing of additional litigation.

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

New entrants from lower cost countries are also negatively affecting product prices for the Company's products in Europe. (See "Risk Factor - Price Competition".)

The United Kingdom Department of Health is currently reviewing proposed legislative changes to the United Kingdom generic pharmaceuticals market, and, as part of this review, introduced in August 2000 interim maximum pricing legislation for the sale of generic pharmaceuticals in the United Kingdom. Maximum pricing legislation generally prohibits the sale of a product to consumers for a price in excess of a specified amount or limits the amount that a government or other payor will reimburse with respect to a specific product, which in many jurisdictions effectively limits the amount that the Company can charge for such product to the reimbursable amount. The Company has experienced, and expects to continue to experience, a downward trend in prices for the Company's human generic pharmaceutical products in the United Kingdom resulting, at present, from competitive pressures with the potential for further price decreases as a result of future regulatory actions. The Company is unable to predict the long-term impact these circumstances will have on the Company's United Kingdom operations and the pricing and sales of generic pharmaceuticals in the United Kingdom. German legislation, enacted in January 2004, has required price reductions and larger patient co-payments for a large number of human generic pharmaceutical products, including a number of the Company's products, including Pentalong which accounts for approximately 33% of its German sales. New German legislation also permits pharmacist substitution of generics for certain branded drugs; however, there are several exceptions to this law which the Company believes have made it less than fully effective in requiring such substitution on a broad basis. Overall, the Company expects German legislation to result in lower prices for human generic pharmaceutical products that are expected to result in decreased profitability for all industry participants, including the Company. The Company is unable to predict the impact these circumstances will have on the Company's German operations and the pricing and sales of generic pharmaceuticals in Germany.

The Company does not know the ultimate impact of the infringement claims brought by Pfizer relating to gabapentin.

The Company has filed a paragraph IV certification challenging the patents protecting Pfizer's Neurontin (gabapentin) tablets and capsules, a drug used to treat epilepsy. Pfizer has filed a lawsuit against the Company alleging that the Company's generic products infringes Pfizer's patent. The Company launched its gabapentin capsules on October 8, 2004 and its gabapentin tablet product on December 15, 2004 without obtaining final disposition in the Pfizer patent case.

Based upon the Company's launch of its gabapentin product prior to a final decision in the Pfizer patent infringement litigation, there is the possibility that the Company may be liable for monetary damages if the Company is ultimately found to infringe the patent. Such damages could include profits allegedly lost by Pfizer as a result of the Company's entry into the gabapentin market. An award to Pfizer on the theory of lost profits would be material to the Company.

The increased importance of sales to major wholesalers could continue to affect the Company's ability to charge higher prices for its products.

Generic human pharmaceuticals market conditions, particularly in the U.S., have been affected in recent years by a fundamental shift in industry distribution, purchasing and stocking patterns resulting from the increased importance of sales to major wholesalers and a concurrent reduction in sales to private label generic distributors. Given this increased importance, the Company may not have the competitive ability to effectively resist wholesaler programs which generally require lower prices on products sold (including potentially material product rebates and discounts), lower inventory levels kept at the wholesaler and fewer manufacturers selected to provide products to the wholesaler's own marketing programs.

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

In addition, continuing studies of the proper utilization, safety and efficacy of pharmaceuticals and other health care products are continually being conducted by the industry, government agencies (including studies required to be performed from time to time by the pharmaceutical company marketing a particular drug) and others. These studies, which increasingly employ more sophisticated methods and techniques, can question the utilization safety and efficacy of previously marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from person who believe they have been injured as a result of their use. The German government required the Company to provide updated safety and efficacy data on the Company's Pentalong product on or before November of 2004. The Company has complied with this request but has not yet received a response to its filing. If the Company cannot provide data satisfactory to the government, Pentalong's sales authority could be withdrawn. In the event that sales authority for Pentalong is withdrawn, the Company's operating income would be significantly impacted due to the profitability of this product and the Company would have to consider the impairment of the carrying value of the Pentalong intangible asset.

The Company has submitted comprehensive corrective action plans to the FDA in response to observations received at its Baltimore and Elizabeth facilities. Failure to adequately address these observations could have a material adverse effect on the Company's business.

During 2001, 2002 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USG facility in Baltimore. The 483 Reports listed alleged deviations from standards, primarily cGMPs. The 2001 inspection at Baltimore resulted in an allegation from the FDA that the Company was not in compliance with a 1992 Consent Decree that required general compliance with cGMPs. During 2003 and 2004, the Company received two 483 Reports from the FDA as a result of FDA inspections at its USG and BP facility in Elizabeth.

The 2002 inspection at Baltimore and the 2003 inspection at Elizabeth resulted in 483 Reports in response to which the Company submitted comprehensive corrective action plans to the FDA. The response to these 483 report observations included product recalls. The costs of these recalls have already been incurred. The Baltimore remediation included a production slow-down, which commenced in 2002, intensified in 2003 and continues as of this date. The Company incurred outside consulting costs of $3.2 million in 2002, $18 million in 2003, and $9 million in 2004. The estimated total external consultant costs of the Baltimore and Elizabeth corrective actions are approximately $2.0 million for 2005. Additional internal costs, primarily for expanded compliance related staff, are being incurred and will continue in future years. It is possible that these activities will necessitate additional expenditures in the future, although such costs cannot reasonably be estimated.

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

The FDA compliance status of Baltimore and the Company's corrective action activities at this facility has had, and continues to have, an adverse impact on the Company's ability to launch products at this facility. The Company did not apply for any new product approvals at its Baltimore facility in 2004 and has no product approvals pending out of this site. The Company's corrective action activities at its Elizabeth facility have also had an adverse impact on the Company's ability to launch new products. However, on September 29, 2004, the FDA concluded its most recent inspection at the Company's Elizabeth facility, which resulted in a facility classification permitting new product approvals and the authorization to release products.

Product approval delays at any one of the Company's facilities will not necessarily have an effect on product approvals at its other facilities. If the time necessary to achieve compliance is extended beyond what has been estimated in the Company's corrective action plans, the delay could be materially adverse to the Company. (See the initial risk factor on the importance of new products.) In addition to requiring remediation and withholding new product approvals, the FDA also has the authority to impose civil fines and to utilize equitable disgorgement in connection with the 483 Reports or the Baltimore consent decree, although the FDA has not taken any such action with respect to the Company. (See the immediately preceding risk factor, which deals with government regulations.) Any such action would obviously affect operations in the year imposed and, if such fines or disgorgement were of sufficient size, could have a material adverse affect on the Company's future operations.

An expansion of the ban of the use of antibiotics used in food-producing animals could result in a decrease in the Company's total sales.

The issue of the potential transfer of increased bacterial resistance to certain antibiotics used in certain food-producing animals to human pathogens is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. While most of the government activity in this area has involved products other than those that the Company offers for sale, the European Union and one non-EU country banned the use of bacitracin zinc, a feed antibiotic growth promoter manufactured by the Company and others that has been used in livestock feeds for over 40 years, effective July 1, 1999. The Company has not sold this product in these countries since the ban took effect. The EU ban is based upon the "Precautionary Principle", which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. Although the EU action negatively impacted the Company's business, it was not material to the Company's financial position or its results of operations.

The Company cannot predict whether the present bacitracin zinc ban in the EU will be expanded. If either: (i) the EU or countries within the EU act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, (ii) there is an expansion of the zinc bacitracin ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products, (iii) a similar ban is instituted relating to other antibiotic feed additives sold by the Company in the U.S. or in one or more other countries where the Company has material sales, or (iv) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company cannot predict whether this antibiotic resistance concern will result in expanded regulations or public pressure adversely affecting other antibiotic-based animal health products previously sold by the Company in the EU or in other countries in which those products are presently sold.

Discussions of the antibiotic resistance issue continue actively in the U.S. Various sources have published reports concerning possible adverse human effects from the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. It is uncertain what actions, if any, the FDA may take for approved animal drug products. However, the FDA has proposed a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those sold by the Company. While the Company does not believe that the presently proposed risk assessment system would be materially adverse to its business, it is subject to change prior to adoption or to later amendment. The sales of the Company's Animal Health segment are principally antibiotic-based products for use with food producing animals; therefore the future loss of major markets, including the U.S., or negative publicity regarding this use of antibiotic based products, could have a negative impact on the Company's sales and income.

Potential adverse effects on human health linked to the raising or consumption of the livestock using the Company's products could result in a decrease in the Company's sales.

Should the government find, or the public perceive a risk to human health from consumption of the livestock which utilize the Company's products or as a by-product to the raising of such animals (such as the effect of animal waste products on the environment) the sale of such food products may decrease resulting in a decline in the use of the Company's products.

Many of the third parties with whom the Company does business depend on government approvals, and the failure to maintain these approvals could affect the supply of materials to the Company, hinder the Company's ability to license products, or affect the promotion, distribution or sale of the Company's products.

The Company has affiliations, license agreements and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company's vendors and third party contract manufacturers are subject to regulatory compliance similar to those described herein with respect to the Company. If any one of these third parties is found to have significant regulatory violations, the Company could be materially negatively impacted if such violations result in an interruption of the supply of API and/or a product which relates to material Company sales. In 2003 the Company was forced to withdraw Metformin IR (annual sales of approximately $12 million) from its product line due to regulatory problems expressed by the active ingredient supplier. While the Company takes measures where economically feasible and available to secure back-up suppliers, many of the Company's API's come from a sole source supplier. There can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company's products to its customers or that these problems will not otherwise materially impact the Company's business.

An interruption in the supply of the Company's raw materials or products or an adverse event at one of the Company's manufacturing facilities or third-party manufacturing facilities could adversely effect its operations.

The Company currently purchases many of its raw materials, including APIs, and a number of its finished products from single suppliers and many of its products are manufactured at a single facility. While the Company relies on single source suppliers for many of its raw materials and for a number of its finished products, it relies on different suppliers for different raw materials and finished products. Any interruption in the supply of these materials, products or an adverse event at the facilities that manufacture and blend the Company's products, could decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. The Company may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to the Company. If the Company had to obtain substitute materials or products, the Company would require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. The use of new facilities, similarly, would require regulatory approvals. Any significant interruption of supply from the Company's sole source raw material suppliers or third-party manufacturing facilities that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Fifteen raw materials used in Company products that each generated more than $5.0 million in gross profits in 2004 came from sole source suppliers. The sole source suppliers that provided these raw materials were: Aventis, BASF, Bayer, Boehringer Ingelheim, Cambrex, Dipharma, DSM, Jinhe, Kaken, PCAS Plantex, Recordati, and Shanghai Sunve. Additionally, six finished product sole source suppliers supplied finished products generating more than $5.0 million in gross profits in 2004. One of these finished goods suppliers, whose corresponding products had 2004 gross profits over $10.0 million, is believed to be in financial difficulty.

The Company's foreign operations are subject to additional economic and political risks.

The Company's foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights.

The Company sells products in many countries that are susceptible to significant foreign currency fluctuations. The Company's API products are generally sold for U.S. dollars, eliminating the direct exposure to currency fluctuations, but increasing credit risk if the local currency devalues significantly and it becomes more expensive for customers to purchase U.S. dollars required to pay the Company.

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

The increased focus on pharmaceutical prices in Europe may lead to increased competition and price pressures for suppliers of all types of pharmaceuticals, including generics. In addition, in certain countries, because of the Company's size and product mix, the Company may not be able to capitalize on such changes in competition and pricing as fully as the Company's competitors. In recent years, there were new entrants in the generic medicated animal feed additive market, particularly in the United States. Additionally, the Company's API business may be subject to increased competitive challenges; particularly with respect to those products which the Company implemented significant price increases during 2004.

The Company's branded drug product, Kadian, may experience general generic competition.

The Company's branded drug product line may face competitive challenges from generic equivalents. The Company has two patents for Kadian that are subject to potential paragraph IV challenges, though there have been no such challenges to date. Upon entry of a generic equivalent in the market, the Company's branded products could lose substantial sales and the price could materially decline.

The Company's Human Pharmaceutical business is affected by the reimbursement policies of third party payers, such as insurers and managed care organizations.

The Company's commercial success, in the U.S. and in foreign markets, with respect to generic products depends, in part, on the availability of adequate reimbursement for the Company's customers from third party health care payers, such as government and private health insurers and managed care organizations. Third party payers are increasingly challenging the pricing of medical products and services and their reimbursement practices may prevent the Company from maintaining the Company's present product price levels. In addition, the market for the Company's products may be limited by third party payers who establish lists of approved products and do not provide reimbursement for products not listed. In the U.S., Medicaid legislation requires all pharmaceutical manufacturers to rebate state governments a percentage of the average manufacturer's selling price on sales of certain prescription drugs reimbursed under the state Medicaid programs. The required rebate rate for manufacturers of generic products is currently 11% of the weighted average selling price for each product at the unit level. Certain U.S. states, such as Michigan and Florida, have adopted measures to contain further the costs incurred for prescription drugs under their Medicaid programs. These measures include placing certain prescription drugs on a restricted list and negotiating additional discounts in the prices paid for prescription drugs. The Company is one of numerous defendants in actions brought by Massachusetts, Kentucky, Alabama, Illinois, New York City, Erie County, NY, Rockland County, NY, and Westchester County, NY alleging that fraudulent Average Wholesale Pricing practices caused the respective State Medicaid program to reimburse drug purchasers at higher than appropriate prices. These actions are generally seeking statutory and civil penalties. Further, the Company also received a subpoena from the Attorney General of the State of Florida seeking documents and information regarding four of the Company's products reimbursed by Florida Medicaid and has received notice that the State of Nevada intends to investigate similar allegations.

The Company's policies regarding sales returns, allowances and chargebacks, and marketing programs adopted by wholesalers and other customers, may reduce the Company's revenue in future fiscal periods.

Based on industry practice in the U.S., generic manufacturers such as the Company have liberal return policies and also provide customers certain post-sale inventory allowances, including credits for products in the customers' inventory to match post-sale decreases in the sales price for such products, chargebacks to wholesale customers in connection with sales they make to certain categories of customers such as hospitals or group purchasing organizations. Although the Company establishes reserves based upon its prior experience and certain other information which constitute the Company's best estimate of the impact that these policies will have in subsequent periods, actual results could differ from these estimates.

The Company's liability from accidents, product liability or other claims may exceed the Company's insurance coverage.

The Company seeks to obtain liability and direct damage insurance to protect it from the liability due to accidents, product liability and other claims that arise in the course of doing business. While, based upon historical claims levels, the Company believes its present insurance is adequate for current and projected operations, insurance that the Company seeks to obtain in the future to protect itself against these potential liabilities may be inadequate, unobtainable or prohibitively expensive. The Company is subject to renewal of most of its insurance policies each year and changes are anticipated at each renewal. In recent years, the Company has experienced significant increases in its insurance costs and coverage reductions including coverage exclusions pertaining to certain products that it now manufacturers or may manufacture in the future. The Company's inability to obtain and maintain sufficient insurance coverage on reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships.

The Company intends to pursue product-specific licensing, marketing agreements, co-development opportunities and other partnering arrangements. The Company may also pursue selective product acquisitions. The Company cannot be sure that it will be able to locate suitable partners for these transactions. In addition, assuming the Company identifies suitable partners, the process of effectively entering into these arrangements involves risks that the Company's management's attention may be diverted from other business concerns and that the Company may have difficulty integrating the new arrangements into its existing business.

The Company remains leveraged. The Company's indebtedness could put the Company at a competitive disadvantage or could adversely affect its ability to obtain additional financing, if necessary.

As of December 31, 2004, the Company's total debt was $701.7 million and its net debt (total less cash and cash equivalents) was $596.5 million. The Company's total consolidated stockholders' equity was $884 million. The Company's stockholders' equity at that date reflected approximately $479 million of goodwill and approximately $311 million of intangibles. The Company's operating income and EBITDA (as defined by the 2001 Credit Facility) relative to its level of indebtedness and interest costs could restrict its operations. In 2004, the company's earnings were sufficient to cover its fixed charges. Notwithstanding 2004, a future inability to generate sufficient earnings and free cash flow to cover these charges could make it more difficult for the Company to make payments as required by its debt agreements, especially if the earnings deficiencies result in cash shortfalls.

Among other things, the Company's indebtedness and the restrictive covenants contained in the agreements governing its indebtedness:

• require a substantial portion of the Company's cash flow for the payment of interest on its debt and required loan repayments, which totaled $75.7 million for the twelve months ended December 31, 2004;

• limit the Company's ability to use its cash flow, or to obtain additional debt financing, to fund future acquisitions and other general corporate purposes;

• limit the Company's flexibility to plan for and react to changes and take advantage of opportunities in its business and industry;

• increase the Company's vulnerability to adverse economic and industry conditions; and

• place the Company at a competitive disadvantage to less leveraged competitors.

In addition, the Company may incur additional debt. The Company's debt agreements permit the Company and its subsidiaries to incur additional debt. The 2001 Credit Facility is set to expire as to the Term A and the Revolving Credit in October 2007, and as to the Term B in October 2008.

The Company's foreign subsidiaries are expected to generate a significant amount of the cash that the Company needs to service its debt, but their ability to provide the Company with that cash could be restricted.

A substantial portion of the Company's operations is conducted by foreign subsidiaries, which accounted for $620 million of the Company's revenues for the year ended December 31, 2004 and which had $1,083 million of the Company's total assets as of December 31, 2004. Therefore, the Company's ability to service debt is dependent to a significant extent upon interest payments, cash dividends and distribution or other transfers from the Company's foreign subsidiaries to the Company. In addition, any payment of interest, dividends, distributions, loans or advances by the Company's foreign subsidiaries to the Company could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdiction in which those foreign subsidiaries operate. Moreover, payments to the Company by its foreign subsidiaries will be contingent upon their earnings. Under the Company's senior debt agreements, amounts earned which are not permitted to be distributed by the Company's foreign subsidiaries, whether by contract or otherwise, are not included in the Company's measure of EBITDA used to calculate compliance with the covenants in those instruments.

Servicing the Company's debt requires a significant amount of cash, and the Company's ability to generate sufficient cash depends on many factors, some of which are beyond the Company's control.

The Company's ability to make payments on and to refinance its debt depends on the Company's ability to generate cash flow. The Company was required to make $19.4 million in principal payments and interest payments, estimated at over $56 million, in 2004. The Company's ability to make this payment, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. In addition, the Company's ability to borrow funds in the future to make payments on its debt will depend on its satisfaction of the financial covenants in the 2001 Credit Facility and other debt agreements. The Company's business may not generate sufficient cash flow from operations, and future borrowings may not be available to the Company under the 2001 Credit Facility or otherwise, in an amount sufficient to enable the Company to pay its debt or fund other liquidity needs. If the Company is unable to generate sufficient cash, it may need to refinance all or a portion of its debt on or before maturity. The Company may not be able to refinance any of its debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance the Company's debt on favorable terms could have a material adverse effect on its financial condition.

The Company's business has been affected by remediation impacting its ability to obtain new product approvals and adding costs that could hinder its ability to generate cash.

The Company's financial results have been materially affected by the remediation and other external issues that it has faced since 2001 (see "Risk Factors - Comprehensive Corrective Action Plan"). In addition, the effort required by these remediation efforts and the Company's ability to obtain new product approvals has also adversely impacted cash flow. If such costs were to increase, or if the Company's capacity was to be decreased, or the Company is unable to introduce significant new products, the Company may not be able to generate sufficient cash flow to service its debt.

Covenant restrictions under the Company's outstanding debt instruments may limit the Company's ability to operate its business.

      The Company's outstanding debt instruments contain covenants that restrict the ability of the Company to finance future operations and capital needs and engage in certain other business activities. For example, the 2001 Credit Facility requires the Company to maintain specified financial ratios and satisfy financial condition tests consisting of a maximum total leverage ratio test, a maximum senior leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. There have been six amendments to the 2001 Credit Facility. The Company is currently in compliance with each of the covenants.

      At December 31, 2004, the Company had approximately $318.0 million of debt outstanding under the 2001 Credit Facility, which consisted of approximately $277.0 of term debt and $41.0 million of revolving debt. The 2001 Credit Facility required the Company to reduce the outstanding principal amount of its 3% Notes to $10.0 million or less by December 1, 2005.

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

      Industrier is the beneficial owner of 11,872,897 shares of the Company's Class B common stock as of December 31, 2004, which represented 100% of the outstanding shares of the Company's Class B common stock as of that date. As of December 31, 2004, Industrier had 53.7% of the voting power of the Company's common stock. Therefore, Industrier has significant influence and control over the Company's business and is presently entitled to elect two-thirds of the members of its board of directors. Einar W. Sissener, Chairman of the board of directors of the Company, controls a majority of Industrier's outstanding shares and is Chairman of Industrier. In addition, Mr. Sissener beneficially owns 373,667 shares of the Company's Class A common stock.

      Industrier has the ability to make decisions affecting the Company's business and capital structure, including, in some instances, the issuance of additional indebtedness. Industrier may pursue future transactions that could enhance its equity investment while involving risks to the interests of the Company. All contractual arrangements between the Company and Industrier are subject to review by, or the ratification of, the Audit and Corporate Governance committee of the Company's board of directors as to the fairness of the terms and conditions of such arrangements to the Company. This committee consists solely of directors who are unaffiliated with Industrier.

Failure of the Company to adequately address the material weaknesses in its internal financial controls could lead to an inability to report on the financial status of the Company on a timely and accurate basis.

The Company has identified the following three material weaknesses in its internal financial controls: (i) ineffective internal controls to ensure the completeness and accuracy of customer discount reserves and certain accrual accounts at the Company's USG business (ii) ineffective internal controls to ensure the completeness and accuracy of income tax accounts, including deferred tax assets and liabilities, taxes payable and income tax expense and (iii) ineffective internal controls over the determination of proper segment disclosure which resulted in the restatement of the Company's unaudited financial statements for the first three fiscal quarters of 2004 to disaggregate segment footnote disclosures for USG and BP in its financial statements beginning in the first quarter of 2004. In addition, management has identified, and is developing remediation plans to address, certain significant deficiencies and other control deficiencies which were not material weaknesses.

If actions to remediate these material weaknesses are not successfully implemented or if other material weaknesses are identified in the future (including any of the control deficiencies referred to in the last sentence of the previous paragraph), the Company's ability to report on the financial status of the Company on a timely and accurate basis could be adversely affected.

Recent restatements of the Company's financial statements and certain matters related to internal controls may present a risk of future restatements and non-compliance with certain aspects of the Sarbanes-Oxley Act.

During the third quarter of 2000, the Company revised its financial statements for the four quarters of 1999 and the first two quarters of 2000. The revisions resulted from invoices in Brazil that were either not supported by underlying transactions or for which the recorded sales were inconsistent with underlying transactions. In November 2001, the Company announced the completion of a revision of its financial statements for 1998, 1999, 2000 and the first two quarters of 2001. This revision resulted predominantly from a required modification in recognizing revenue for specific customer orders in the Company's AH business in 1998, 1999 and 2000 from the time the order was segregated in a third party warehouse and billed, to a subsequent period when the order was shipped from the third party warehouse to the customer. During the first quarter of 2004, as a result of a newly established internal review process, the Company revised its financial statements related to the accrual of product discounts in the Netherlands and the treatment of the Company's former French human pharmaceutical business as a discontinued operation. In May 2004, the Company revised its 2003 financial statements to adjust previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract.

In February 2005, the Company announced that it will revise its financial statements for the first three quarters of 2004 to disaggregate USG and BP as separate business segments. The Company has also determined that, as of December 31, 2004, there are control deficiencies with respect to customer discount reserves and certain accrual accounts in USG and with respect to certain income tax accounts (See Item 9A). The Company has designated each of these three matters as a material weakness in its financial controls.

The Company has undergone a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance was required as of December 31, 2004. This effort included documenting and testing the Company's internal controls. As of December 31, 2004, the Company identified the material weaknesses described above and, as a result, the Company's management concluded that: (i) the Company's disclosure controls and procedures were not effective as of December 31, 2004 and (ii) the Company did not maintain effective control over financial reporting as of December 31, 2004. In future years, there are no assurances that the Company will not have material weaknesses (either those referred to above or additional material weaknesses) that would be required to be reported or that the Company will be able to comply with the requirements of Section 404. A significant material weakness or the failure to meet the requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company's financial statements. This loss of confidence could cause a decline in the market price of the Company's stock.

Item 1A. Executive Officers of the Registrant

The following is a list of the names and ages of all of the Company's corporate executive officers, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupation or employment during the past five years.

Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

E.W. Sissener Chairman and Director	76

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

Ingrid Wiik President, Chief Executive Officer, Vice Chairman and Director	60

President and Chief Executive Officer since January 2000. Vice Chairman since May 2004 and Director since January 2000. President of the Company's International Pharmaceuticals Division 1994 to 2000; President, Pharmaceutical Division of Apothekernes Laboratorium A.S. (now A.L. Industrier ASA) 1986 to 1994.

Carl-Aake Carlsson President, API	42

President of API since January 2005. President of Branded Pharmaceuticals and API from July 2003 to January 2005. President of Human Pharmaceuticals International from September 2001 to December 2003; President of International Pharmaceuticals from January 2000 to September 2001; Senior Vice President, Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Matthew T. Farrell Executive Vice President and Chief Financial Officer	48

Executive Vice President and Chief Financial Officer since April 2002. Vice-President - Investor Relations and Communications of Ingersoll-Rand, July 2000 to April 2002; Chief Financial Officer of AlliedSignal - Specialty Chemicals, 1997 to July 2000.

Frederick J. Lynch President, Generic Pharmaceuticals	40

President, Generic Pharmaceuticals since January 2004. President, USHP, July 2003 to December 2003. Senior Vice President, Human Pharmaceuticals Supply Chain March 2003 to July 2003. Vice President and General Manager, Specialty Chemicals at Honeywell International, formerly known as AlliedSignal Inc., 1999 to March 2003. General Manager, High Purity Chemicals at AlliedSignal Specialty Chemicals, 1997 to 1999.

George P. Rose Executive Vice President, Human Resources and Communications	52

Executive Vice President, Human Resources and Communications since January 2002; Vice President September 2001 to January 2002. Corporate Vice President of Leadership, Development and Learning at Honeywell International Inc., formerly known as AlliedSignal Inc., 2000 to September 2001; Vice President, Human Resources of Honeywell's Specialty Chemicals Division 1997 to 2000.

Ronald N. Warner President BP and Executive Vice President, Compliance, Intellectual Property and Human Pharmaceuticals Medical and Regulatory Affairs	51

President of BP and Executive Vice President Compliance, Intellectual Property and Human Pharmaceutical Medical and Regulatory Affairs since January 2005. Executive Vice President, Compliance, Intellectual Property and Human Pharmaceuticals Medical and Regulatory Affairs since January 2004. Executive Vice President Intellectual Property and Human Pharmaceuticals Medical and Regulatory Affairs since February 2003; Vice President, Global Scientific Affairs, Human Pharmaceuticals December 2002 to February 2003. Vice President and General Manager, ESI Lederle, 2001 to 2002; Vice President, Research and Development, ESI Lederle 1995 to 2001.

Carol A. Wrenn President, Animal Health	44

President, Animal Health since November 2001. Held various executive positions at Honeywell International Inc. formerly known as AlliedSignal Inc. from 1984 to October 2001; Business Director for Honeywell's Refrigerants, Fluorine Products Division October 2000 to October 2001; Commercial Director and Managing Director for that division's European operations April 1997 to October 2000.

Robert F. Wrobel Executive Vice President and Chief Legal Officer	60

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
Location	Status	Facility Size (sq. ft.)	Use
Baltimore, MD	Owned	255,000	Manufacturing and offices for USG
Barnstaple, England	Owned	206,000	Manufacturing, warehousing and offices for IG
Budapest, Hungary	Owned	98,000	Manufacturing, warehousing and offices for API
Chicago Heights, IL	Owned	149,300	Manufacturing, warehousing, research and development and offices for AH
Columbia, MD	Leased	164,000	Distribution center for USG and BP
Copenhagen, Denmark	Owned	403,000	Manufacturing, warehousing, and offices for API and IG; research and development for API.
Cranford, NJ	Leased	15,688	Offices for USG; headquarters for USG
Elizabeth, NJ	Owned	246,000	Manufacturing and R&D laboratories for USG and BP
Fort Lee, NJ	Leased	62,000	Company corporate and AH headquarters
Foshan, China(1)	Leased	409,029	Manufacturing, warehousing and offices for IG
Jakarta, Indonesia	Owned	75,000	Manufacturing, warehousing, research and development and offices for IG
Lier, Norway	Owned	201,000	Manufacturing, warehousing and offices for IG
Lincolnton, NC	Owned	138,000	Manufacturing and offices for USG
Longmont, CO	Owned	65,000	Manufacturing, warehousing and offices for AH
Melbourne, Australia	Leased	19,380	Warehousing and offices for AH
Niagara Falls, NY	Owned	51,000	Warehousing and offices for USG
Oslo, Norway	Leased	223,000	Manufacturing and research development of AH and API products, Company corporate offices and headquarters for API
Owings Mills, MD	Leased	31,300	Offices and R&D laboratories for USG
Piscataway, NJ	Owned	120,000	Offices and warehousing for USG and headquarters for Branded Products
Salisbury, MD	Owned	20,000	Manufacturing, warehousing and offices for AH
Van Buren, AR	Leased	31,000	Manufacturing, warehousing and offices for AH
Vennesla, Norway	Owned	57,000	Manufacturing, warehousing and offices for IG
Willow Island, WV	Ground Lease	105,348	Manufacturing and warehousing for AH

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

FDA Compliance

During 2001, the Company received a substantial notice of inspection observations ("483 Report") from the FDA at its USG facility in Baltimore. The 483 Report recorded observed deviations from cGMPs. This inspection resulted in an assertion by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has received monthly updates on the plant's progress against its corrective action plan and has continued to monitor the program. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report. While the number and scope of the comments has declined significantly from the Report received in August 2002, the FDA continues to focus on the facility's need to complete its corrective action plan. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. Representatives of the Company and the Baltimore facility met with Baltimore FDA in the fourth quarter of 2004 to discuss progress on the corrective action plan and to clarify expectations and deliverables. The Company anticipates it will be the subject of another inspection in 2005 at which time the Company will be expected to demonstrate substantial completion of its corrective action. No assurance can be given as to the outcome of this anticipated inspection.

Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received an FDA 483 Report in January 2003 that recorded observed deviations from cGMPs. The Company submitted a comprehensive response in February 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report in December 2003 alleging continued deficiencies in compliance with FDA regulations. Certain product recalls were included in the original corrective action plan and were completed in 2002 and 2003. The Company completed a significant portion of its corrective actions in 2004, with the remainder estimated for completion by December 2006, subject to FDA's final review and satisfaction with the actions taken. During September 2004, the FDA completed a re-inspection of the Elizabeth facility and issued a 483 Report. The number and scope of the comments declined significantly. The Company has submitted its response and is taking action to address the observations. Prior to the September 2004 inspection, the Company's pending requests for new product approvals involving manufacturing at the Elizabeth plant had been withheld. As a result of this inspection, the Company became eligible to obtain new product approvals at the Elizabeth site. In the fourth quarter of 2004 the FDA issued four new ANDA product approvals involving products to be manufactured at the Elizabeth facility.

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

In October 2004, the FDA conducted a general inspection at the Company's Skoyen, Norway API plant. As a result of this inspection, the Company received a 483 Report in October that recorded observed deviations from cGMPs. The Company has responded to the FDA. One of the API products manufactured at the Skoyen facility is included within the scope of the inspection. The effect, if any, of the FDA inspection on the regulatory status of the Skoyen site or the products manufactured at this site will not be known until the FDA reacts to the Company's response to the 483 Report.

Intellectual Property

      In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and to the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. The Company filed a motion for summary judgment in both the tablet and capsule litigations claiming non-infringement with respect to both Pfizer's patents. These motions have been decided in the Company's favor by the District Court.

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

      In 2003, the Company received confirmation from the FDA that it has secured eligibility for 180-day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product was triggered in October 2004 for capsules and December 2004 for tablets when Purepac commenced commercial marketing of these gabapentin dosage forms. Concurrently with the Company's launch of gabapentin capsules and tablets, Pfizer launched its authorized gabapentin generic capsules and tablets. In April 2004, the Company entered into agreements with Teva which provided for Teva to share a portion of the Company's potential patent litigation risks regarding the launch of gabapentin and permit Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. The agreement provides for certain payments to the Company (estimated to be $40 million through December 31, 2004) based on Teva's net sales during the exclusivity period.

Based upon the Company's launch of its gabapentin product prior to a final decision in the Pfizer patent infringement litigation, there is the possibility that the Company may be liable for monetary damages if the Company is ultimately found to infringe the patent. Such damages could include profits allegedly lost by Pfizer as a result of the Company's entry into the gabapentin market. An award to Pfizer on the theory of lost profits would be material to the Company, even after considering the value of the Teva risk sharing contained in the above-described April 2004 agreement.

On September 15, 2004, Ivax filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and its gabapentin tablets ANDA. The Company intervened in this matter to protect its interests. On September 17, 2004, the District Court ruled against Ivax's request for final product approval, effectively keeping intact the Company's entitlement to exclusivity on both the gabapentin capsule and tablet products. On September 21, 2004, Ivax appealed the case. Before the appeal was decided, on February 10, 2005, the Company entered into a Settlement Agreement pursuant to which Ivax agreed to dismiss its litigation. In return, the Company agreed to selectively waive its exclusivity for gabapentin capsules and tablets effective as of March 23, 2005 and April 29, 2005, respectively. As a result, Ivax will be eligible to receive final FDA approval for its gabapentin capsule and tablet products on such dates and, if received, will subsequently be permitted to enter into the gabapentin capsule and tablet markets on those dates, prior to the lapse of the Company's first-to-file exclusivity period. Until the Company's selective waivers become effective, however, Ivax shall continue to be prohibited from marketing its gabapentin capsule and tablet products.

From time to time, the Company has engaged in other "at-risk" launches, similar to the gabapentin launch, where the Company has not at present been, but may be sued by the brand name drug manufacturer company for alleged patent infringement. In the United States and in certain other countries, such lawsuits could seek lost profit damages which, if recovered, could be material to the Company.

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

Medicaid Litigation

In 2004 many state and local jurisdictions began investigations of or commenced litigation against pharmaceutical manufacturers and distributors growing out of pharmaceutical pricing practices that allegedly defrauded governmental pharmaceutical reimbursement programs.

The Company was named as a defendant in three such litigations in 2004 in Massachusetts, Kentucky and New York City.

In Massachusetts the Company is one of thirteen manufacturers named in a suit brought by the Massachusetts Attorney General in the District Court of Massachusetts. The litigation alleges improprieties by the defendants with respect to pricing practices for certain drugs from 1994 through 2003, for which the Massachusetts Medicaid program provided reimbursement. Massachusetts is seeking statutory and civil penalties, including disgorgement of profits and treble damages from each defendant as may be determined at trial. The defendants filed a joint motion to dismiss in early 2004 and disposition is pending. In Kentucky, the Company and its Purepac subsidiary are two of 41 defendant manufacturers alleged to have engaged in fraudulent promotional marketing and sales practices resulting in inflated prices for certain of their respective products in Kentucky, thereby defrauding the state Medicaid program that paid reimbursements on these drugs. Defendants' answers to the Complaint were submitted in February 2005. In New York City the Company is one of 50 defendants in this action brought by the City of New York alleging that fraudulent Average Wholesale Pricing practices caused the New York State Medicaid program to reimburse drug purchasers at higher than appropriate prices. Procedurally this case is pending inclusion in the Multi-District Litigation being heard in Boston.

In addition, in 2004, the Company also received notifications of investigation into pricing issues and practices from the State of Nevada, and the State of Florida. The Company is currently complying with these requests. In early 2005, the Company was named as one of many defendants in four more pricing litigations brought by Eire County, NY, Rockland County, NY, Westchester County, NY and the State of Alabama. The Rockland, NY and Westchester, NY complaints are very similar. The Company is one of 49 defendants in both suits, and they both allege fraudulent and misleading schemes that overcharge the Medicaid program for certain prescription drug products. In the Alabama complaint, the Company is one of 79 named defendants and the allegations include improprieties with respect to pricing practices for certain drug products. The Company is in the process of reviewing and responding to the Complaints in each litigation.

The State of Illinois, Chenango County, NY, and Onondaga County, NY have named the Company in lawsuits but at the time of this report, the Company has not received service of process. The Company will review and respond to each Complaint in each litigation it receives.

Perrigo Agreement Litigation

The Federal Trade Commission, in conjunction with various State Attorneys General, completed a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company inter alia: (i) renounced its 180 day Hatch-Waxman marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments from Perrigo. In 2004, the Company entered into a settlement with the FTC and the States whereby the Company agreed to pay $2.5 million to the FTC and $0.75 million to the States. Five private lawsuits alleging antitrust, unfair competition and restraint of trade have been filed against the Company in connection with this matter. The plaintiffs are seeking treble damages in response to the claims. The Company is in the process of responding to the claims made in the lawsuits.

Chicken Litter Litigation

The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce manure that contains arsenic. The suit further alleges that the chicken litter, when used as agricultural fertilizer by chicken farmers, causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has filed a claim with its insurance carrier and the carrier has responded by reserving its rights to later reject such claim. In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and therefore has not had the opportunity to form a view on the plaintiff's allegations. Worldwide sales of this product were approximately $24.0 million in 2003 and $23.3 million in 2004.

Brazilian Tax Claims

The Company is the subject of several tax claims which aggregate approximately $9.5 million by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

In July 2004, the Company settled outstanding litigation with a contract manufacturer who had supplied product to the Company in prior years and received a $5.3 million settlement payment.

Other Litigations

The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits on an individual basis should not have a material adverse effect on the consolidated financial position, results of operations of the Company or cash flows of the Company.

     Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

     The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). Information concerning the 2004 and 2003 sales prices of the Company's Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2004		2003
Quarter	High	Low	High	Low
First	$22.49	$18.73	$17.99	$12.22
Second	$22.20	$18.90	$23.33	$17.42
Third	$20.17	$12.43	$22.85	$18.02
Fourth	$19.85	$14.76	$20.83	$17.51

     As of December 31, 2004 and March 14, 2005 the Company's stock closing price was $16.95 and $13.73 respectively.

Holders

     As of March 14, 2005, there were 1,038 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 96.22% of the outstanding Class A Common Stock as a nominee.

Dividends

     The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Quarterly dividends per share in 2004 and 2003 were $.045 per quarter or $.18 per year.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2004 with respect to Alpharma's common shares issuable under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders (1)	3,456,860	$20.85	3,577,044

Equity compensation plans not approved by securities holders	None	None	None

Total	3,456,860	$20.85	3,577,044

  The number of shares included in the table represent shares from the following equity compensation plans which have been approved by the Company's shareholders: (i) Alpharma Inc. 1997 Stock Option and Appreciation Right Plan, (ii) Alpharma Inc. Non-Employee Director Option Plan and (iii) Alpharma Inc. 2003 Omnibus Incentive Compensation Plan. The table does not include shares to be issued under the Company's Employee Stock Purchase Plan which was approved by the Company's shareholders in 1991. The Plan was not included because there are no limitations on the number of shares that may be purchased under the plan. The Plan entitles employees to contribute a portion of his/her basic pay into the plan for the purchase of shares of the Company's Class A Common Stock. The Company contributes to the plan an amount equal to 50% of each participating employee's contributions.

Item 6.    Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 2004 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. All amounts are in thousands, except per share data.

Statement of Operations Data

			Years Ended December 31,
	2004(6)	2003(5)	2002(4)	2001(3)	2000(2)

Total revenue	$1,339,480	$1,297,285	$1,230,762	$969,286	$892,977
Cost of sales	806,442	779,676	705,174	591,093	497,300
Gross profit	533,038	517,609	525,588	378,193	395,677
Operating expenses	756,167	418,089	549,799	352,213	271,037
Operating income (loss)	(223,129)	99,520	(24,211)	25,980	124,640
Interest expense	(59,061)	(63,608)	(76,212)	(51,482)	(47,245)
Other income (expense), net	28,592	(16,661)	(55,859)	(11,634)	(1,367)
Income (loss) from continuing operations before income taxes	(253,598)	19,251	(156,282)	(37,136)	76,028
Provision (benefit) for income taxes	61,139	(193)	(62,715)	(543)	19,975
Net income (loss) from continuing operations	(314,737)	19,444	(93,567)	(36,593)	56,053
Loss on discontinued operations	--	(5,611)	(6,094)	(1,109)	(1,188)
Net income (loss)	$(314,737)	$13,833	$(99,661)	$(37,702)	$54,865
Average number of shares outstanding: Diluted	52,060	52,010	49,814	40,880	47,479	(1)
Earnings (loss) per diluted common shares:
Income (loss) from continuing operations	$(6.05)	$0.38	$(1.88)	$(0.89)	$1.50
(Loss) from discontinued operations	$ --	$(0.11)	$(0.12)	$(0.03)	$(0.03)
Net income (loss)	$(6.05)	$0.27	$(2.00)	$(0.92)	$1.47
Dividend per common share	$ 0.18	$0.18	$ 0.18	$ 0.18	$0.18

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

  Includes the following pretax charges: $260,000 related to the write-off of goodwill, an asset impairment charge related to a facility of approximately $15,500 and severance charges of approximately $4,200. In addition, an income tax charge of approximately $59,500 was recorded for a valuation allowance for net domestic deferred tax assets.

Balance Sheet Data
	As of December 31,
	2004	2003	2002	2001(2)	2000(1)

Current assets	$672,072	$692,991	$671,429	$662,521	$600,418
Non-current assets	1,331,770	1,649,156	1,641,009	1,734,673	1,017,203
Total assets	$2,003,842	$2,342,147	$2,312,438	$2,397,194	$1,617,621

Current liabilities	$537,113	$358,236	$378,601	$345,015	$208,639
Long-term debt, less current maturities	513,293	782,249	847,266	1,030,254	504,445
Deferred taxes and other non-current liabilities	69,794	70,926	76,720	133,422	58,851
Stockholders' equity	883,642	1,130,736	1,009,851	888,503	845,686

Total liabilities and equity	$2,003,842	$2,342,147	$2,312,438	$2,397,194	$1,617,621
  Includes accounts from date of acquisition of Roche MFA (May 2000).
  Includes accounts from date of acquisition of Faulding Oral Pharmaceuticals Business (December 2001).

Item 7.   Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

Alpharma Entities Defined

Alpharma businesses as defined (for MD&A comparison purposes):

API* USHP BP* IG*	- -

Active Pharmaceutical Ingredients
US Human Pharmaceuticals, Reported as a segment through 2003; disaggregated into two segments during 2004 (USG and BP). Prior year amounts revised.
U.S. Branded Pharmaceuticals
International Generics

USG*	-	U.S. Generic Pharmaceuticals includes semi-solids and solid dose generic pharmaceuticals
AH*	-	Animal Health
OPB	-	The Faulding Oral Pharmaceuticals business purchased December 12, 2001 consisting of U.S. operations "OPB - U.S." and an operation in China - "OPB - China".

* Business segment

Overview

     The Company is a global generic pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company offers a comprehensive range of generic human pharmaceutical products in over 800 tablet, capsule, liquid and topical formulations and dosage forms. In addition, the Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("API's") that are used primarily by third parities in the manufacturing of generic and branded products. It also manufacturers and markets animal health products in over 80 formulations and dosage forms. The Company conducts business in more than 60 countries and has approximately 4,200 employees at over 30 sites, in over 20 countries.

     The Company's Human Pharmaceutical business is composed of API, BP, IG and USG. The API is a worldwide business which manufactures and sells a range of fermentation based active pharmaceutical ingredients which are used by third parties in the production of finished pharmaceutical products. BP includes the Kadian branded product line. IG is an international generic business primarily in Europe with subsidiaries in Indonesia and China. USG is the U.S. generic business.

     The main factors affecting the Human Pharmaceutical business are:

   Generic pharmaceutical markets in the U.S. and internationally are extremely competitive and/or regulated by governments which exerts downward pressure on prices. Competition is expected to increase in most generic markets as Indian pharmaceutical companies seek to increase exports and form partnerships with companies in the U.S. and Europe.

   Success in the generic industry depends on developing, manufacturing and marketing new products, including generic versions of products no longer subject to patent protection. The successful introduction of new products is affected by the timing of introduction. Being first to market can bring significant returns. Introducing a new product after or with a number of competitors generates significantly lower returns. During 2004, the Company launched three new products in the U.S. The number of competitors caused pricing and market share to be significantly lower than expected. The Company increased research and development spending in 2004 to increase filings with regulatory agencies and increase the number of new product introductions. In 2004, the Company filed 10 product applications in the U.S. compared to 4 in 2003. In 2005, the Company plans to file approximately 10 products with the FDA in the U.S.

•    Compliance with FDA and comparable international agencies' regulations and guidelines is of paramount importance. Significant costs are incurred and opportunities are lost if corrective action efforts in product manufacture are required. The Company has been negatively affected by corrective action costs in 2004, 2003 and 2002. The Company will continue to spend significant amounts, both internal and external, on corrective actions in 2005.

•    Branded and API products offer profitable growth opportunities as uniqueness and marketing efforts can maintain or increase pricing and increase demand. Strong profitability and growth opportunities also can encourage additional competition. Pricing was increased substantially on certain API products in 2003. The Company expects competition in API's in 2005 will cause lower pricing on certain products.

     The Company's Animal Health business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFA") for food producing animals including poultry, cattle, and swine.

     The main factors affecting the Animal Health business are:

•    Agricultural markets have historically had low growth rates. In addition, demand for company products has been and could continue to be reduced by bans or restrictions on the use of antibiotics and human health risks such as "Mad Cow (BSE)" disease and Asian bird flu.

•    Production of API's and MFA's from low cost countries such as India and China has increased competition and lowered pricing.

    The Company business segments also have significant intangible assets and goodwill which require impairment testing and possible write downs based on triggering events which indicate the carrying amount may not be recoverable (e.g. increased competition, changes in future plans). In 2004, the U.S. Generics business determined its goodwill was impaired due to significantly lower expectations for new product profitability and continued intense competition, among other factors.

      The Company's operations as a whole have been affected by the debt incurred through 2001 to make a number of acquisitions.

     Commencing in late 2001 and continuing through 2004, Alpharma focused on de-leveraging its balance sheet by converting $212 million of the Company's convertible notes into common stock and reducing additional indebtedness with free cash flow generated through operational efficiencies in the use of working capital and by reducing capital expenditures. 2001 and 2000 were years which included a number of significant transactions which the Company entered into as part of or to finance, its previous acquisition program. No significant acquisitions were planned or completed during 2002, 2003 and 2004.

     In addition, in 2002 through 2004, the Company incurred significant charges for reorganization, refocus and de-leveraging which were intended to improve future operations and reduce debt and recognize asset impairments.

     The following summarizes significant events and transactions for 2002 - 2004:

2004

●   The Company disaggregated USHP into two reportable segments, USG and BP. The goodwill resulting from the OPB acquisition was allocated between the segments based on the relative fair value at the time of the disaggregation. As a result of significant price declines and other external factors, the USG segment reforecast its 2005 budget and long term plan, which indicated an impairment of USG's goodwill. The Company has estimated that the impairment is $260.0 million and has included this amount within operating expenses in the fourth quarter.

●   In the fourth quarter of 2004, the Company adjusted its deferred tax valuation, primarily to set up a full valuation allowance for all U.S. deferred taxes. This resulted in a charge of $59.5 million.

●   The Company purchased the outstanding 50% of Wynco LLC, equity subsidiary and sold the entire company within the first quarter of 2004.

●   In the first half of 2004 the Company prepaid $75.0 million of the 2001 Credit Facility's term loans, $32.0 million of mortgage notes payable in Norwegian Kroner and $24.5 million of 5.75% convertible subordinated notes.

●   In May and August 2004 the Company amended the 2001 credit facility to allow flexibility in complying with the covenants and permit the repayment of the mortgage notes and the convertible subordinated notes.

●   The Company sold its Aquatic Animal Health Group ("Aquatic") in July of 2004 and recorded a pretax loss of approximately $10.0 million.

●   In the third quarter, the Company was advised by FDA that the USHP Elizabeth plant was eligible to receive new product approvals. Four product approvals were received and three products were launched. Gabapentin, launched as both capsules and tablets, had a significant positive impact on fourth quarter results.

2003

•    In the first quarter, the Company prepaid $35.0 million of the 2001 credit facility's term loans.

•    In the second quarter of 2003, the Company sold $220.0 million aggregate principal amount of 8 5/8% Senior Notes due 2011. The proceeds of the offering, after deducting fees and expenses, were $197.0 million. These proceeds, together with funds available from other sources, were used to repay existing 12.5% Senior Subordinated Notes. The fees paid to the initial purchasers of the Senior Subordinated Notes of $22.2 million were made pursuant to arrangements originally entered into in December 2001. The transaction was accounted for as an extinguishment of the existing Senior Subordinated Notes. As a result, both the fees of $22.2 million paid in April 2003 and the unamortized loan costs of $6.2 million associated with the Senior Subordinated Notes were expensed in the second quarter 2003. The effective tax rate in 2003 was 6.5% due primarily to the tax benefit associated with the expensing of the debt placement fees and unamortized loan costs.

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

•    In the fourth quarter of 2003 the Company had a program to reduce its workforce which resulted in a charge of $8.7 million and the severing of approximately 175 employees. Additionally, the Company amended its 2001 credit facility to allow for certain asset sales, permit exclusions for restructuring (including the fourth quarter severance) and refinancing charges from EBITDA and amended certain leverage ratios to delay the timing of more restricted covenant requirements.

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

•      As part of the required annual 2002 impairment test, the entire goodwill of Animal Health was written off resulting in a charge of $66.0 million. New competitive entrants combined with significant price pressure resulted in lower forecasted cash flows. The former strategy of growth through new products, technologies and international market expansion was changed to a strategy to maximize cash generation.

•      In addition, the amendment reduced the revolving credit commitment by $150.0 million. The Company repaid term debt of $50.0 million in the fourth quarter which resulted in a charge of $1.0 million pre-tax ($.01 per share). The reduction and repayment resulted in a write-off of deferred debt expense of $3.2 million ($.04 per share).

Discontinued Operations

     On September 30, 2003, the Company sold its French subsidiary for $6.0 million. The net loss for this subsidiary for the years 2003 and 2002 are reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in 2002 results is an impairment of intangible assets of $7.0 million. Included in the 2003 loss are the write-off on sale of the remaining $6.3 million of intangible assets and the goodwill write-off on sale of $2.4 million.

     The following table details selected financial information for the French subsidiary included within discontinued operations.

($ in millions)
Statement of Operations:	Years Ended December 31,
	2003	2002
Revenues	$4.1	$5.9
(Loss) from operations	$(1.8)	$(8.1)
Pretax (loss)	$(5.9)	$(8.1)
Provision (benefit) for taxes	$(.3)	$(2.0)
(Loss) from discontinued operations	$(5.6)	$(6.1)

Balance Sheet	December 31,
	2003	2002
Current assets	$ --	$2.8
Non-current assets	--	$6.7
Current liabilities	--	$1.2
Deferred taxes and other	--	$1.7

Results of Continuing Operations 2004 vs. 2003 (all earnings per share amounts are diluted)

     Total revenue increased $42.2 million (3.3%) for the year ended December 31, 2004 compared to 2003. Foreign exchange increased revenues by approximately $42 million (3%), the inclusion of one quarter sales of Wynco, acquired in January 2004 and sold on March 30, 2004, increased revenues by approximately $19 million (1.5%) and Aquatic Animal Health Group ("Aquatic") revenues declined approximately $8 million (1%). Excluding foreign exchange, the Wynco acquisition and 2003 and 2004 Aquatic results, revenues declined approximately $11 million (1%). Operating income (loss) was $(223.1) million in 2004 compared to $99.5 million in 2003. Diluted earnings (loss) per share was a ($6.05) loss in 2004 compared to $0.27 income in 2003. 2004 results include a goodwill impairment charge of $260.0 million ($4.97 loss per share) and a deferred tax valuation allowance of approximately $59.5 million ($1.14 loss per share). 2003 results include a pre-tax charge of $28.4 million ($0.33 loss per share) for extinguishment of debt related to the April 2003 issuance of senior notes due 2011.

The following summarizes revenues and operating income by segment:

Year Ended December 31,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
Active Pharmaceutical Ingredients ("API")	$143.2	$124.5	$72.8	$65.7
Branded Pharmaceuticals ("BP")	62.4	65.3	6.5	22.0
International Generics ("IG")	385.0	367.8	20.9	29.2
U.S. Generics ("USG")	458.6	459.4	(287.8)	12.1
Total Human Pharmaceuticals	1,049.2	1,017.0	(187.6)	129.0
Animal Health ("AH") - base business	288.4	280.7	35.2	24.4
Aquatic Animal Health	7.0	15.0	(10.3)	(4.3)
Wynco Acquisition	19.2	--	(0.1)	--
Total AH	314.6	295.7	24.8	20.1
Metformin ER Profit Sharing Agreement (1)	(17.1)	(9.1)	(17.1)	(9.1)
Unallocated and Eliminations	(7.2)	(6.3)	(43.2)	(40.5)
Total	$1,339.5	$1,297.3	$(223.1)	$99.5

(1)     In 2003 and 2004, Metformin ER profit sharing income of $9.1 million and $17.1 million, respectively, is included in USHP segment revenues and operating income and is classified as Other income in the Consolidated Statement of Operations.

Revenues

     API revenues increased $18.7 million (15.0%) mainly as a result of increased volume of Vancomycin and price increases on other selected products in certain markets partially offset by decreased volumes of these products. Translation of revenues into the U.S. dollar increased API revenues by 2%.

     Revenues of Branded products declined by $2.9 million reflecting primarily the discontinuation of the Serax product line ($1.5 million). Kadian revenues were approximately the same reflecting a price increase offset by lower volume due to lower wholesaler inventories. During 2004 average weekly scripts increased approximately 28%.

     Revenues in IG increased $17.2 million (4.7%) due primarily to translation of sales made in foreign currencies into the U.S. dollar. Excluding currency impacts, revenues declined 4% reflecting lower revenues in Germany due to volume and the Nordic region and United Kingdom due primarily to price.

     USG revenues decreased $0.8 million (0.2%) compared to 2003. Revenues of generic products include approximately $9.1 million and $17.1 million in 2003 and 2004, respectively, earned as a result of an agreement (the "Metformin ER agreement") on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USHP segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the Metformin ER agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER. Revenues of U.S. generic products, excluding the profit sharing revenues, declined by approximately $3.3 million reflecting significant price and volume declines in both liquids, semi-solids and solid oral dose product lines. In the fourth quarter of 2004, USG launched a new product, gabapentin capsules and tablets, and recorded revenues of $82.7 million.

     As is customary in the industry, USG shipments to wholesale customers include price incentives. These incentives are offered, reflecting the competitive nature of the markets and prior to the fourth quarter of 2004 the Company's inability to supply new products to its wholesale customers as its resolves its FDA issues. The Company monitors its sales to wholesale customers to ensure that wholesale inventory levels are maintained at levels appropriate to satisfy market demand.

     Inventories of generic and branded products at certain wholesale customers generally range from 2 to 3 months, although some products exceed the range. Kadian inventory at wholesale customers is based on expected demand. Inventory levels were reduced in the second half of 2004 as the Company limited incentives offered to wholesalers with the result that sales, except for the gabapentin product, were reduced. The information regarding inventory levels within the channel is derived from inventory management reports obtained at a cost from major wholesalers. This information is critical to estimates of deductions from gross revenues to reported net revenues.

     Animal Health revenues, excluding Wynco and Aquatic revenues, increased $7.7 million (2.7%) compared to 2003 due to the positive impact of foreign exchange (2.3%) and higher volumes in the poultry market, which were offset by price declines due to continued competition and lower volumes in the livestock market.

      On a Company-wide basis gross profit increased $15.4 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 39.8% as reported in 2004 and 39.9% in 2003. The overall gross profit percent in 2004, excluding Wynco was 40%.

      The increase in gross margin dollars results primarily from positive currency effects, increased prices and volumes in API and lower costs and product mix in AHD offset partially by price declines in USGX and IG.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $38.8 million (11.2%) in 2004 as compared to 2003. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar $11.9 million (3%), increases in BP's Kadian sales force $10.0 million (3%), costs incurred to comply with Sarbanes/Oxley regulations $6.4 million (2%), Wynco expenses $3.3 million (1%), higher restricted stock amortization $2.7 million (1%), and $1.8 million higher pension costs (1%).

Research and development expenses increased $18.2 million (29%) in 2004 due primarily to planned increases in Human Pharmaceutical spending. This spending has increased in 2004 in order to support an increase in regulatory filings.

Asset Impairments and Other

     2004 asset impairments and other was $29.7 million, and consists of a charge to write down the carrying value of a facility $15.5 million, a $10.0 million charge to write down the carrying value of Aquatic assets to fair value, including an associated pension curtailment loss and other costs associated with the sale and severance charges of $4.2 million. 2004 severance costs were primarily incurred in USG and BP ($2.1 million), IG and API ($1.8 million) and AH ($0.3 million). 2003 had severance charges totaling $8.7 million, primarily incurred in AH.

Goodwill Impairment

In 2004, the U.S. Generics business determined its goodwill was impaired due to significantly lower expectations for new product profitability and continued intense competition. As a result, an impairment charge of $260.0 million was recognized in operating income (loss).

Operating Income (Loss)

      Operating income decreased by $322.6 million. The Company believes the change in operating income can be approximated as follows:

	API	BP	IG	USG	AH	Unal-located	Total
2003 as reported	$65.7	$22.0	$29.2	$12.1	$20.1	$(49.6)	$99.5
2003 severance	0.3	--	2.1	2.5	3.8	--	8.7
2004 severance	(0.8)	--	(1.0)	(2.1)	(0.3)	--	(4.2)
Increase in Metformin ER Profit Sharing Agreement	--	--	--	8.0	--	(8.0)	--
Aquatic loss, primarily asset impairment	--	--	--	--	(10.0)	--	(10.0)
Goodwill impairment	--	--	--	(260.0)	--	--	(260.0)
Facility impairment	--	--	--	(15.5)	--	--	(15.5)
Reduced remediation spend	--	--	--	9.6	--	--	9.6
Research and development	(2.6)	(2.3)	(2.1)	(12.5)	1.9	(0.6)	(18.2)
Brand sales force expansion	--	(10.0)	--	--	--	--	(10.0)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	10.2	(3.2)	(7.3)	(29.9)	9.3	(2.1)	(23.0)
2004 as reported	$72.8	$6.5	$20.9	$(287.8)	$24.8	$(60.3)	$(223.1)

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $4.5 million to $59.1 million in 2004 due to decreased debt levels, lower amortization of debt issuance costs and lower interest rates versus a year ago.

Loss on Extinguishment of Debt

     The year ended December 31, 2004 results include $2.8 million of expense associated with the write-off of deferred loan costs compared with $29.1 million of expense in 2003 results. In 2004, the Company prepaid $75.0 million of bank term debt and $32.0 million of mortgage notes payable and repaid $24.5 million of the 5.75% convertibles.

     The 2003 loss resulted primarily from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and the write-off of $6.2 million of deferred debt expense.

Other Income (Expense), Net

      Other income (expense) netted to $31.4 million in 2004 compared to $12.4 million in 2003. 2004 results include $17.1 million of income from a USHP Metformin ER agreement. In addition, 2004 results include income of $6.0 million related to the sales by USHP of a product license and an ANDA as well as income of $5.3 million related to a legal settlement. A detail of Other income (expense) follows:

	Year Ended
	December 31, 2004	December 31, 2003
Other income (expense), net:
Interest income	$2.1	$0.6
Foreign exchange gains (losses), net	2.5	2.5
Litigation/Insurance settlements	5.3	1.2
Loss on sale of Wynco	(1.5)	--
Metformin ER Profit Sharing Agreement	17.1	9.1
Sale of product license and ANDA	6.0	--
Other, net	(0.1)	(1.0)
	$31.4	$12.4

Tax Provision

Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continued U.S. losses. As a result, the Company no longer considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

The tax provision in 2004 was an expense of $61.1 million compared to a pre-tax loss of $253.6 million. The effective tax rate of (24.1%) results mainly from the $260.0 million write-off of goodwill and the income tax charges of approximately $59.5 million recorded for a valuation allowance for net U.S. deferred tax assets.

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

The following summarizes revenues and operating income by segment:

Year Ended December 31,	Revenues		Operating Income (Loss)
($ in millions)	2003	2002	2003	2002
API	$124.5	$83.6	$65.7	$38.9
BP	65.3	39.1	22.0	7.2
IG	367.8	319.6	29.2	25.8
USG (1)	459.4	468.8	12.1	59.1
Total Human Pharmaceuticals	1,017.0	911.1	129.0	131.0
AH	295.7	321.9	20.1	(120.9)
Profit sharing income (1)	(9.1)	--	(9.1)	--
Unallocated and Eliminations	(6.3)	(2.2)	(40.5)	(34.3)
Total	$1,297.3	$1,230.8	$99.5	$(24.2)

(1) In 2003 profit sharing income is included in USG and is classified as other income in the consolidated statement of operations.

Revenues

      Revenues in API increased $40.9 million (49%) due primarily to price increases in selected products (46%). Foreign currency translation also increased API revenues by approximately 5%. Aggregate volume of all API products was approximately 2% lower.

      Revenues in BP increased $26.2 million (67%) due primarily to the branded product (Kadian). Branded sales (primarily Kadian) were $65.3 million in the year 2003 compared to $39.1 million in 2002.

      Revenues in IG increased $48.2 million (15.1%) due primarily to translation of sales made in foreign currencies into the U.S. dollar (14.1%). The remaining revenue increase of approximately 1.0% was attributable to higher volume of products (6%) which was substantially offset by price declines (5%), mainly in the United Kingdom and Nordic markets.

      Revenues in USG declined $9.4 million (2%) due primarily to liquid dose volume declines for the entire year due to Baltimore corrective actions and lower volumes of oral solids partially related to modified release capacity constraints at the solid dose plant in the second quarter of 2003. Revenues of generic products include approximately $9.1 million earned in 2003 as a result of a profit sharing agreement on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USHP management reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax first to file status on Metformin ER.

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

Asset Impairments and Other

     2003 included asset impairments and other of $8.7 million of severance charges incurred in connection with the Company's reorganization and refocus efforts. 2002 included asset impairments and other of $89.1 million which relate primarily to the AH division. (See Identified Transactions - 2002.)

Goodwill Impairment

In 2002, the AH business determined its goodwill was impaired due to lower prices and increasing competition. As a result, an impairment charge of $66.0 million was recognized in operating income (loss). (See Identified Transactions - 2002)

Operating Income (Loss)

      Operating income increased by $123.7 million. The Company believes the change in operating income can be approximated as follows:
	API	BP	IG	USG	AH	Unal-located	Total
2002	$38.9	$7.2	$25.8	$59.1	$(120.9)	$(34.3)	$(24.2)
2002 identified transactions:
Cost of sales	--		--	5.4	6.4	--	11.8
Asset impairment and other	0.1		8.1	--	145.7	1.2	155.1
2003 severance	(.3)		(2.1)	(2.5)	(3.8)	--	(8.7)
Profit sharing income	--		--	9.1	--	(9.1)	--
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	27.0	14.8	(2.6)	(59.0)	(7.3)	(7.4)	(34.5)

2003	$65.7	$22.0	$29.2	$12.1	$20.1	$(49.6)	$99.5

      IG's operating income increased due to lower expenses and impairment charges, foreign currency translation, and increased volume offset by decreased pricing. API operating income increased primarily due to price increases. USG declined due to increased compliance costs and lower generic sales, offset partially by product sharing income. BP increased as of result of volume, and to a lesser extent, pricing. Excluding charges in 2002, AH decreased primarily due to lower pricing. Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a company-wide Enterprise Resource Planning (ERP) System and increased due to higher professional fees and increased amortization of ERP expenses.

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

Other Income (Expense), Net

      Other income (expense), net was $12.4 million income in 2003 compared to $(2.9) million expense in 2002. 2003 results include net foreign exchange gains of $2.5 million, $9.1 million of income from a profit sharing agreement by USG and $1.2 million of income associated with an insurance recovery. 2002 results include foreign exchange losses of $5.3 million. Foreign exchange gains in 2003 resulted from the weakening of the US dollar versus European and Latin American currencies. In 2002, the foreign exchange losses resulted from the strengthening of the US dollar versus European and Latin American currencies. A detail of Other income (expense), net follows:
	Year Ended December 31,
	2003	2002
Other income (expense), net:
Interest income	$ 0.6	$ 1.4
Foreign exchange gains (losses), net	2.5	(5.3)
Litigation/Insurance settlements	1.2	0.6
Income from WYNCO, carried at equity	0.3	1.0
Other, net	(1.3)	(0.6)
Profit sharing income	9.1	--
	$ 12.4	$(2.9)

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

Identified Transactions, 2002

     The following is a summary of the identified transactions for 2002 which have affected the results of the Company. By identifying the transactions, the Company is attempting to facilitate an understanding of its results. The majority of the transaction types have happened in the past two years and could recur in the next two years. The following table summarizes the identified transactions:

2002 Identified Transactions
(in millions)

	IG	API	BP	USG	AH	Corporate and Other	Total

Cost of sales	$ --	$ --	$ --	$(5.4)	$(6.4)	$ --	$(11.8)
Asset impairments and other	(8.1)	(0.1)	--	--	(79.7)	(1.2)	(89.1)
Goodwill impairment	--	--	--	--	(66.0)	--	(66.0)
Other income (expense), net	--	--	--	--	--	(52.9)	(52.9)

     A discussion of the identified transactions follows:

     IG incurred asset impairment and other charges of approximately $8.1 million consisting of severance charges of approximately $1.7 million and impairment losses of $6.4 million relating to product lines in Germany which, as part of the 2003 plan process, were determined to be impaired and were written down.

     USG incurred charges of approximately $5.4 million in connection with the OPB acquisition on December 12, 2001, which in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" was accounted for by the purchase method. Required adjustments for purchase accounting included a step-up of finished goods inventory of $7.1 million of which $1.7 million was expensed as the acquired inventory was sold in December 2001 and the remaining balance of $5.4 million as the inventory was sold in the first quarter of 2002.

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

Inflation

     The effect of inflation on the Company's operations during 2004, 2003 and 2002 was not significant.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2004, have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies, which include estimates, that it considers critical to the operations of the business and its consolidated financial statements:

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

      In the Company's U.S. Generic Pharmaceutical and Branded Pharmaceutical businesses, and to a lesser extent in International Generics, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, price adjustments, discounts, promotional allowances, profit sharing, or other managed-care allowances. Additionally, sales are generally made with a limited right of return under certain conditions.

      Provisions for these discounts are reflected in the Statement of Operations as a reduction of net sales. There were no material changes in estimates associated with aggregate provisions in 2004, 2003 and 2002. Accruals are reflected on the balance sheet with the reserve balances associated with these deductions from revenue classified either as a direct reduction to accounts receivable or, to the extent that they are due to entities other than customers, as accrued expenses. The reserve balances relative to these provisions included in "Accounts receivable, net" and "Accounts payable and accrued expenses" in the accompanying Consolidated Balance Sheet totaled $116.2 million and $63.0 million, respectively, at December 31, 2004 and $64.7 million and $82.4 million, respectively, at December 31, 2003. The Company continually monitors the adequacy of procedures used to estimate these deductions from revenue by comparison of estimated amounts to actual experience.

      Provisions in USG and BP for rebates, chargebacks, discounts, promotional and Medicaid allowances and other credits are considered by the Company as different means to reflect price reductions to customers, both direct and indirect. Included within the above provisions are accrual balances for price reductions at December 31, 2004 and 2003 of $125.9 million and $107.2 million, respectively.

      Provisions in USG and BP for floorstock price adjustments, product returns and profit sharing are generally considered by the Company as reflecting costs of maintaining favorable competitive relationships with the customer. Included within the above provisions are accrual balances for customer relationships of $39.7 million and $22.5 million at December 31, 2004 and 2003, respectively.

In the fourth quarter of 2004, USG launched three new products. The Company estimated provisions for product returns, price adjustments, chargebacks and other reserves in a similar manner as other products.

      Provisions in International subsidiaries for rebates, chargebacks, returns and other discounts are more diverse and vary by location. Included within the above provisions are, in total, at December 31, 2004 and 2003, accrual balances of $13.7 million and $17.4 million, respectively.

      Provisions for rebates, discounts, promotional allowances, profit sharing, managed care allowances and other credits are made at the time of sale and are estimated primarily based on contract terms and historical relationship to revenues. Such provisions are determinable due to definitive contract terms and general consistency of historical experience.

      Provisions for chargebacks, price adjustments and returns require management to make more subjective, and oftentimes complex, judgments. These provisions are discussed below.

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

The year-end 2004 long term USG plan reflected the impact of emerging external factors including the increasing number of competitors, including at times authorized generics, and recent experience with a product launch for which pricing was below raw material costs. The impact of these factors was significant in valuing the future contribution from future new product launches. The year-end assessment indicated an impairment of USG's goodwill. The Company has engaged its independent valuation firm to perform the FAS 142 Step II valuation of USG. Based upon the FAS 142 Step II valuation work performed to date, the Company has recorded an estimated impairment loss of $260.0 million.

Asset Impairments

     Long-lived assets, including plant and equipment, and other intangible assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the goodwill or intangible asset. If the carrying amount exceeds undiscounted future cash flows, an impairment charge is recorded based on the difference between the carrying amount of the asset and its fair value. Goodwill is reviewed annually for impairment in accordance with SFAS 142.

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

      The Company has certain assets not presently fully utilized for production which are expected to be operational in 2005. These under utilized or idle assets also require judgment in determining their probable future cash flows. At year-end 2004, the Company's plan for a facility changed such that a portion of its value would not be recovered. This change in plan resulted in an impairment of the facility of $15.5 million.

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

      Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continued U.S. losses. As a result, the Company no longer considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

Liquidity and Capital Resources

     At December 31, 2004, stockholders' equity was $883.6 million compared to $1,130.7 million and $1,009.9 million at December 31, 2003, and 2002, respectively. The ratio of long-term debt to equity was .58:1, .69:1 and .84:1 at December 31, 2004, 2003 and 2002, respectively. The decrease in Stockholders' Equity in 2004 results primarily from the goodwill impairment charge and the deferred tax valuation allowance recognized in 2004 results of operations. At December 31, 2004, due primarily to the weakening of the U.S. dollar against many other currencies, the Company has other comprehensive income of $161.6 million. The increase in Stockholders' Equity in 2003 results primarily from the translation of foreign currencies into the U.S. Dollar. At December 31, 2003, due primarily to the weakening of the U.S. Dollar against many other currencies, the Company has other comprehensive income of $94.5 million. At December 31, 2002, the Company had an accumulated other comprehensive loss of $12.1 million. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible notes to equity and miscellaneous equity issuances totaling $142.7 million and $87.6 million of other comprehensive income primarily due to a positive currency translation adjustment reflecting the weakening in 2002 of the U.S. Dollar, offset by a net loss of $99.7 million, and dividends of $9.2 million. In 2002, the Company reduced long-term debt by approximately $181.0 million due to exchange of convertible debentures for equity and repayment of $86.0 million of long-term debt, principally with funds from operating cash flow. In 2003, long-term debt was reduced by $65.0 million due to repayments from operating cash flow. In 2004, long-term debt was reduced by $122.0 million due to repayments from operating cash flow.

     Working capital at December 31, 2004, was $135.0 million compared to $334.8 million and $292.8 million at December 31, 2003 and 2002, respectively. Working capital is defined as current assets less current liabilities. The current ratio was 1.25:1 at December 31, 2004 compared to 1.93:1 and 1.77:1 at December 31, 2003 and 2002, respectively. The decline in working capital and the current ratio in 2004 is mainly the result of the classification of $143.9 million of the 2006 Convertible debentures as a current liability. The debentures must be reduced to $10 million by December 1, 2005 to remain in compliance with the 2001 Credit Facility.

     Cash flow from operations in 2004 was $186.2 million compared to $155.1 million and $162.2 million in 2003 and 2002, respectively. 2004 cash flows reflect net losses of $(314.7) million, offset entirely by non-cash expenses for goodwill impairment of $260.0 million and depreciation, amortization and interest accretion totaling $103.0 million. Better working capital management, the establishment of a deferred tax valuation allowance (non-cash) and other items make up the balance of the cash provided by operating activities in 2004. Cash flow from operations in 2003 was negatively impacted by $22.2 million in debt placement fees paid in connection with the issuance of Senior Notes in the second quarter. 2002 cash flows reflected the generally non-cash nature of charges incurred in 2002. Both the asset write-downs and the debt reduction required substantial non-cash charges. In 2004, accounts receivable balances decreased $25.9 million, net of foreign currency, compared to 2003. Since 2002, the Company has emphasized accounts receivable management company-wide. This emphasis has generally yielded positive results, although not all customers follow stated terms and disputes can slow collection. The emphasis on accounts receivable management, mentioned above, also contributed to these declines.

     Balance sheet amounts increased as of December 31, 2004 compared to December 2003 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Kroner, Danish Krone, the Euro, and British Pound, appreciated versus the U.S. Dollar by approximately 10%, 8%, 8% and 8%, respectively. These increases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate increase due to currency translation of selected captions was: accounts receivable $6.4 million, inventories $10.2 million, accounts payable and accrued expenses $7.8 million, and total stockholder's equity $67.7 million. The $67.7 million increase in stockholder's equity is included in other comprehensive income for the year and results from the weakening of the U.S. Dollar in 2004 against all major functional currencies of the Company's foreign subsidiaries.

     In 2004, the Company's capital expenditures, including expenditures for purchased dossiers, were $51.1 million. Capital expenditures relate to a number of capital projects, including the construction of an additional API capacity in Copenhagen. In 2005, the Company plans to spend up to approximately $60.0 million, primarily related to FDA compliance and Scientific Affairs.

     At December 31, 2004, the Company had $105.2 million in cash and available short-term lines of credit of approximately $1.8 million and $106.0 million available under its 2001 Credit Facility.

     A portion of the Company's short-term and long-term debt is at variable interest rates. The 2001 Credit Facility required the Company to enter into swaps such that interest is fixed on 50% of its debt. At December 31, 2004, the Company has no outstanding interest rate agreement to fix interest rates of its variable rate debt as it has over 50% of its debt at fixed rates. The Company's policy is to selectively enter into standard agreements to fix interest rates for existing debt if it is deemed prudent.

      In the fourth quarter of 2001 the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. These covenants have been amended from time to time, including amendments made in May and August, 2004 and March 2005.

      Continued compliance with these financial covenants in 2005 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $260.0 million and by lowering the revolving line of credit by $150.0 million. On an overall basis, senior debt and total debt at December 31, 2004 were $538.1 million and $701.7 million, respectively, compared to $635.6 million and $817.2 million, respectively, at December 31, 2003. Included in senior debt at December 31, 2003, was $220.0 million of Senior Notes, which replaced debt previously classified as Senior Subordinated Notes (see Note 13 for further details).

The Company's EBITDA, as defined, is affected most directly by changes in operating income. The definition of EBITDA allows for the add back of non-cash charges, including goodwill impairment. Operating income in 2004 has been negatively affected by business conditions in USG and by corrective actions related to the Company's response to FDA Form 483s issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and production delays and interruptions at the Elizabeth plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. The Company anticipates it will be the subject of another inspection in 2005. In September 2004, the FDA inspected Elizabeth and has since advised the Company it is eligible for new product approvals. Since the September inspection, the Company has received four new product approvals. In the fourth quarter of 2004, the Company launched both its gabapentin capsules and tablets for the Elizabeth site. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. Representatives of the Company and the Baltimore facility met with Baltimore FDA in the fourth quarter of 2004 to discuss progress on the corrective action plan and to clarify expectations and deliverables. The Company anticipates it will be the subject of another inspection in early 2005. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon results of future inspections performed by the respective Baltimore and New Jersey Districts of the FDA. See Note 18 for further details.

      In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in March 2005, which provides at March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increased the permitted leverage ratio from 4.00:1:00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30.0 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005, to be excluded from the calculation of EBITDA. Regarding the net worth covenant, the amendment allows up to $250.0 million of asset valuation impairments be added back.

     The Company remained in compliance with all its debt covenants at December 31, 2004, with approximately $53.0 million of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio.

     The Company has a formal operating plan for 2005. The plan indicates continued difficult operating conditions and continued losses in the U.S. Generic Pharmaceutical business. Based on the plan, the Company expects to remain in compliance with its financial covenants throughout 2005. Depending on actual results, the Company may need to consider additional actions to ensure continued compliance.

     The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $51.1 million for the year ended December 31, 2004 compared to $47.9 million for the year ended December 31, 2003.

• Reduce operating costs. The Company incurred severance charges of approximately $4.2 million in the fourth quarter of 2004 to reduce its workforce. See footnote 5 for further details.

• Continue to sell certain assets. In the first quarter of 2004, the Company bought the outstanding 50% of its Wynco joint venture and resold it within the first quarter in a transaction that will ultimately generate approximately $4.0 million of incremental cash. In July 2004, the Company completed the sale of the Aquatic Animal Health operations to an employee group for approximately $4.4 million and possible future contingent proceeds.

Although no decision has been made, the Company continues to consider other possible divestitures which could be material. There is no guarantee any divestiture will be completed.

• Use of cash in international locations will be made available to fund U.S. investments under the Act. As of December 31, 2004, Alpharma management had not decided whether, and to what extent, it might repatriate foreign earnings under the Act. Since that time, the U.S. Treasury has issued guidance, which appears to clarify a number of the Act's provisions, and the Company has now determined that it will repatriate approximately $135 million of cash in extraordinary dividends, as defined in the Act, during 2005. The tax impact of repatriating this $135 million is approximately $9 million. Alpharma may adopt additional reinvestment plans under the Act that could increase the amount to be repatriated under the Act by up to $300 million (subject to Board of Director approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $300 million would be approximately $20 million.

• Reduce subordinated convertible debt by issuing common stock. At December 31, 2004, the Company has $163.7 million of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. In the second quarter of 2004, the Company repurchased a portion of its 5.75% convertible debt to reduce the amount outstanding to the level required to maintain compliance with its loan covenants. The Company's loan covenants also required that amounts outstanding of the 6.875% convertible debt ($153.9 million at December 31, 2004) be reduced to $10.0 million or less by December 1, 2005. The Company is planning for this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

• Obtaining additional amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at December 31, 2004 the amount outstanding was $318.0 million (a reduction of $304.0 million). The Company has obtained amendments as follows:

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

• In August 2004, the 2001 Credit Facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio from 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allowed $30.0 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

• In March 2005, the 2001 Credit Facility was amended to provide at March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30.0 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005 to be excluded from the calculation of EBITDA. The net worth covenant is reduced by up to $250.0 million of asset valuation impairments.

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

     At December 31, 2004, the Company's contractual cash obligations (in millions) can be summarized as follows:

Contractual Cash Commitments	Total	Less than 1Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long Term Debt
Senior and other	$521.9	$18.6	$40.1	$218.2	$245.0
Convertible subordinated*	163.7	153.7	10.0	--	--
Operating leases	26.1	11.1	9.9	4.5	0.6
Purchase obligations	87.8	41.4	28.0	12.2	6.2
Total contractual cash commitments	$799.5	$224.8	$88.0	$234.9	$251.8

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

     At December 31, 2004, the Company had forward foreign exchange contracts mainly denominated in Euros, Danish Krones, Norwegian Krones, British Pounds, Hungarian Forint and U.S. Dollars with a notional amount of $255.8 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first quarter of 2005. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be less than $12.8 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

Interest Rate Risk

     Alpharma's interest rate risk relates primarily to long-term and short-term debt which has variable interest rates and reset generally every three months. At December 31, 2004, the Company has $318.0 million of variable rate U.S. Dollar debt under its 2001 Credit Agreement.

Item 8.    Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedule.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     On February 16, 2005, the Company was notified by PricewaterhouseCoopers LLP ("PwC"), the Company's independent registered public accounting firm, that PwC would decline to stand for re-election as the Company's independent registered public accounting firm at the Company's upcoming 2005 Annual Meeting of Stockholders. PwC informed the Company that PwC will cease to act as the Company's independent registered public accounting firm upon the completion of the audit of the Company's financial statements as of and for the year ended December 31, 2004. The Company has commenced a search for a successor independent auditor.

For further information see the Company's Current Report on Form 8-K dated February 16, 2005.

Item 9A    Controls and Procedures

(a) Disclosure Controls and Procedures

     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company's Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure procedures involve participation by various individuals in the Company who have access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of December 31, 2004. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004 because of the material weaknesses described below.

(b) Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company,

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, utilizing the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment is to determine whether the Company's internal control over financial reporting was effective as of December 31, 2004.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, we identified the following internal control deficiencies.

Effective controls to ensure the completeness and accuracy or the review and monitoring of customer discount reserves and certain accrual accounts affecting a number of accounts at our USG business, including revenues, accounts receivables and accrued expenses, were not maintained at December 31, 2004. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. In addition, effective controls to ensure the completeness and accuracy of income tax account balances, including the determination of deferred income tax assets and liabilities, income taxes payable, and income tax expense, were not maintained at December 31, 2004 and we did not have effective controls in place to ensure that the Company's income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Further, the Company did not have effective controls over the determination of proper segment disclosures in conformity with generally accepted accounting principles. Specifically, as a result of a first quarter 2004 change in its internal reporting of financial information, the Company should have provided disaggregated segment disclosures for U.S. Generics and U.S. Branded Pharmaceuticals in its financial statements beginning in the first quarter of 2004. This control deficiency resulted in the Company restating its interim financial statements for 2004 to correct its segment disclosures. This control deficiency also resulted in an audit adjustment to the Company's year end 2004 financial statement segment disclosures and impacted the amount of the goodwill impairment charge recorded in the fourth quarter of 2004. These control deficiencies could result in a misstatement in the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Therefore, management has concluded that these control deficiencies constitute three material weaknesses in internal control over financial reporting as of December 31, 2004.

     Because of the material weaknesses described above, the Company's management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in "Internal Control - Integrated Framework" issued by the COSO.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and which expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

(c) Remediation Plan

To remediate the material weakness related to customer discount reserves and certain accrued liability accounts described above, increased focus will be placed on timely review, documentation, and evaluation of related account balances. In addition, the Company has implemented new accounts receivable software in the first quarter of 2005, which has automated the processing of customer remittances to allow for more timely resolution of differences. The new software will automate the matching of customer deductions with outstanding credits and improve the timeliness, completeness, and accuracy of processing customer deductions. The Company is also recruiting an additional accounting manager who will be primarily dedicated to overseeing the controls related to the accounting for discounts to customers and customer related accrued liabilities. To address the deficiency related to income taxes described above, the Company has reviewed its control policies for income tax accounting and reemphasized the need for appropriate documentation to support management's financial statement assertions regarding income taxes. In 2004, the company retained an independent public accounting firm to assist the Company in reviewing its international income tax accounts and tax provisions. In 2005, the Company will expand the scope of their services. To address the deficiency related to segment disclosure, the Company will institute a more robust review process of disclosures required by generally accepted accounting principles. In addition, management is developing remediation plans to address certain other control deficiencies which were not material weaknesses.

Management has discussed the material weaknesses and corrective actions with the Audit and Corporate Governance Committee. Currently, the Company is not aware of any material weaknesses in its internal control over financial reporting, other than as described above.

(d) Changes in Internal Control over Financial Reporting

Other than the retention of an accounting firm to assist in the review of international tax accounts in the fourth quarter of 2004, there have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above under Remediation Plan, the Company initiated changes to its internal control over financial reporting as part of its steps to remediate the identified control deficiencies in the Company's internal control over financial reporting it considered to be material weaknesses.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the sub-caption "Board of Directors" appearing under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 23, 2005, which Proxy Statement will be filed on or prior to April 29, 2005, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption Item 1A "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. The Information set forth under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing under the caption "Executive Compensation" of the aforementioned Proxy Statement is also incorporated by reference into this Report. The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller (who is also its principal accounting officer), effective May 20, 2003. The Company previously filed a copy of its Code of Ethics with its 10-K for the fiscal year ended December 31, 2003, and has posted a copy of its code of ethics on its Internet Website, located at www.Alpharma.com. The Company will provide to any person, without charge, upon request to Kathleen Makrakis, Vice President of Investor Relations, a copy of its code of ethics.

Item 11.    Executive Compensation

     The information set forth under the sub-captions "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing under the caption "Board of Directors and Committees" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 23, 2005, which Proxy Statement will be filed on or prior to April 29, 2005, and the information set forth under the captions "Executive Compensation" and "Performance Graph" in such Proxy Statement, are incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 23, 2005, which Proxy Statement will be filed on or prior to April 29, 2005, is incorporated into this Report by reference.

Item 13.    Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 23, 2005, which Proxy Statement will be filed on or prior to April 29, 2005, is incorporated into this Report by reference.

Item 14.    Principal Accountant Fees and Services.

The Information set forth under the caption "Principal Accountant Fees and Services" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 23, 2005, which Proxy Statement will be filed on or prior to April 29, 2005, is incorporated into this Report by reference.

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

10.1e

Amendment No. 3 to the Credit Agreement dated as of December 18, 2003, among the Company, Bank of America and other lenders was filed as Exhibit 10.1e to the Company's 2003 Annual Report on Form 10K and is incorporated by reference.

10.1f

Amendment No. 4 to the Credit Agreement, dated as of April 19 2004, among the Company, Bank of America and other lenders was filed as Exhibit 10.3 to the Company's June 30, 2004 Form 10Q and is incorporated by reference.

10.1g

Amendment No. 5 to the Credit Agreement, dated as of August 3, 2004, among the Company, Bank of America and other lenders was filed as Exhibit 10.4 to the Company's June 30, 2004 Form 10Q and is incorporated by reference.

10.1h	Amendment No. 6 to the Credit Agreement, dated as of March 8, 2005, among the Company, Bank of America and other lenders is filed as an Exhibit to this Report.

10.2	Employment Agreement between the Company and Michael J. Nestor dated September 17, 2001, was filed as Exhibit 10.3 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.3	Employment Agreement between the Company and Richard J. Cella dated August 29, 2000, was filed as Exhibit 10.4 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.

10.4

Separation Letter Agreement between the Company and Thomas Anderson dated January 15, 2001, was filed as Exhibit 10.5 to the Company's 2001 Annual Report on Form 10-K dated and is incorporated by reference.

10.5	Consulting Agreement between I. Roy Cohen and the Company dated as of January 1, 2001 was filed as Exhibit 10.b to the Company's 2000 Annual Report on Form 10-K is incorporated by reference.

10.6	Employment Agreement dated July 30, 1991 between the Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

10.7	Agreement between the Company and Einar W. Sissener dated July 1, 1999 was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.
10.7a	Amendment No. 1 to Sissener Employment Letter, effective March 23, 2004, is filed as an Exhibit to this Report.
10.8	Employment Contract between the Company and Ingrid Wiik dated December 1, 2000 was filed as Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.9	Termination Agreement between the Company and Bruce Andrews dated March 28, 2002 was filed as Exhibit 10.1 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.10	Employment Contract between the Company and Matthew Farrell dated April 12, 2002 was filed as Exhibit 10.2 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.11	Separation Agreement between the Company and Jeffrey E. Smith, effective June 12, 2002 was filed as Exhibit 10.1 to the Company's June 30, 2002 Form 10Q and is incorporated by reference.

10.12	Employment Contract between the Company and Michael J. Valentino dated October 21, 2002 was filed as Exhibit 10.1 to the Company's September 30, 2002 Form 10Q and is incorporated by reference.

10.13	Separation Agreement between the Company and Michael J. Valentino dated February 10, 2003 was filed as Exhibit 10.15 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.14	Employment contract between the Company and Carol Wrenn dated October 19, 2001 was filed as Exhibit 10.16 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.14a	Letter Agreement dated July 15, 2003 between the Company and Carol A. Wrenn was filed as Exhibit 10.2 to the Company's September 30, 2003 quarterly report on Form 10Q and is incorporated by reference.

10.14b

Supplemental Letter Agreement dated February 11, 2004 between the Company and Carol A. Wrenn was filed as Exhibit 10.14b to the Company's 2003 Annual Report on Form 10K and is incorporated by reference.

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

10.18

Alpharma Inc. Severance Plan, as amended and restated, effective February 19, 2004, was filed as Exhibit 10.6 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.19

Alpharma Inc. Change in Control Plan, as amended and restated, effective April 5, 2004, was filed as Exhibit 10.5 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.20	Amended Alpharma Inc. Executive Bonus Plan, effective January 1, 2004 was filed as Exhibit 10.20a to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.

10.21	Administrative Services Agreement, effective January 1, 2005, between A.L. Industrier ASA and Alpharma AS, is filed as an Exhibit to this Report.

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

10.29

Settlement Agreement, dated as of November 25, 2003, by and between Purepac Pharmaceutical Co. and IVAX Pharmaceuticals, Inc. was filed as Exhibit 10.29 to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.

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

10.32a

Separation Letter Agreement between the Company and Michael Nestor, dated March 12, 2004, was filed as Exhibit 10.1 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

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

10.34a

Separation Letter Agreement between the Company and Kurt Orlofski, dated January 20, 2004, as amended, was filed as Exhibit 10.2 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

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

10.35b	Settlement and Licence Agreement, effective as of September 23, 2004 between Alpharma Inc., Natinco N.V., BISA Holdings BV and BIL (SCB) Holdings Limited is filed as an Exhibit to this Report.*

10.36

Asset Purchase Agreement between Wynco, LLC and Iowa Veterinary Supply Co, dated March 24, 2003, was filed as Exhibit 10.3 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.37

Amended and Restated Supply Agreement between Plantex USA, Inc. and Purepac Pharmaceutical Co., dated April 26, 2004 was filed as Exhibit 10.1 to the Company's June 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.37a	Amendment to the Amended and Restated Supply Agreement, dated as of February 7, 2005, between Purepac Pharmaceutical Co. and Plantex USA, Inc. is filed as an Exhibit to this Report.
10.38

Selective Waiver Agreement by and between Alpharma Inc. and Teva Pharmaceutical Industries Ltd., dated April 26, 2004 was filed as Exhibit 10.2 to the Company's June 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.38a

Amendment Number One to the Selective Waiver Agreement and the Amended and Restated Supply Agreement, dated as of September 24, 2004 among the Company, Purepac Pharmaceutical Co., Teva Pharmaceutical Industries Ltd. and Plantex USA, Inc. was filed as Exhibit 10.2 to the Company's September 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.38b

Letter Agreement dated October 7, 2004 among the Company, Purepac Pharmaceutical Co., Teva Pharmaceutical Industries Ltd and Plantex USA, Inc. was filed as Exhibit 10.3 to the Company's September 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.38c	Second Amendment to Selective Waiver Agreement, dated as of February 7, 2005, between Alpharma Inc. and Teva Pharmaceutical is filed as an Exhibit to this Report.*

10.39	2003 Omnibus Incentive Compensation Plan, effective May 19, 2003 was filed as Exhibit 10.1 to the Company's September 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.40	Agreement between Purepac Pharmaceutical Co. and Orchid Chemicals & Pharmaceuticals, Ltd, effective February 23, 2005, is filed as an Exhibit to this Report.*

10.41

Settlement Agreement between Alpharma Inc. and Purepac Pharmaceutical Co, on the one hand , and Ivax Pharmaceuticals on the other hand, dated as of February 10, 2005, is filed as an Exhibit to this Report.

10.42	Alpharma Inc. 2005 Supplemental Savings Plan, effective January 1, 2005, is filed as an Exhibit to this Report.

10.43	Form of Restricted Stock Award Agreement, effective March 8, 2004, is filed as an Exhibit to this Report.

10.44	Form of Restricted Stock Unit Award Agreement for members of Alpharma Inc.'s Board of Directors, effective March 8, 2004, is filed as an Exhibit to this Report.

10.45	Form of Restricted Stock Unit Award Agreement for employees located outside of the United States, effective March 8, 2004, is filed as an Exhibit to this Report.

10.46	Form of Non-Qualified Stock Option Award Agreement, effective March 8, 2004, is filed as an Exhibit to this Report.

10.47	Form of Performance Unit Award Agreement, effective March 8, 2004, is filed as an Exhibit to this Report.

12	A computation of the Ratio of Earnings to Fixed Charges is filed as an Exhibit to this Report.

16	Letter from PricewaterhouseCoopers LLP was filed as an Exhibit to the Company's February 22, 2005 Form 8-K and is incorporated by reference.

18

Letter from PricewaterhouseCoopers regarding a change in accounting from LIFO to FIFO, dated March 31, 2003 was filed as Exhibit 18 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

21	A list of the subsidiaries of the Registrant as of March 11, 2005 is filed as an Exhibit to this Report.

23	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, is filed as an Exhibit to this Report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

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
Date: March 31, 2005	Alpharma Inc. Registrant By:/s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: March 31, 2005	/s/ Einar W. Sissener Einar W. Sissener Director, Chairman of the Board and Chairman of the Executive and Finance Committee

Date: March 31, 2005	/s/ Ingrid Wiik Ingrid Wiik Director, Vice Chairman, President and Chief Executive Officer

Date: March 31, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer

Date: March 31, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

Date: March 31, 2005	/s/ Glen E. Hess Glen E. Hess Director
Date: March 31, 2005	/s/ Peter G. Tombros Peter G. Tombros Director
Date: March 31, 2005	/s/ William I. Jacobs William I. Jacobs Director and Chairman of the Audit and Corporate Governance Committee
Date: March 31, 2005	/s/ Robert Thong
Robert Thong Director
Date: March 31, 2005	/s/ Farah M. Walters
Farah M. Walters Director
Date: March 31, 2005	/s/ Jill Kanin Lovers
Jill Kanin-Lovers Director and Chairman of the Compensation Committee
Date: March 31, 2005	/s/ Ramon M. Perez
Ramon M. Perez Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accountants	F-2 - F-4

Consolidated Balance Sheet at December 31, 2004 and 2003	F-5

Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002	F-6

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002	F-7

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-8

Notes to Consolidated Financial Statements	F-9 to F-62

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alpharma Inc.:

We have completed an integrated audit of Alpharma Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index on page F-1 present fairly, in all material respects, the financial position of Alpharma Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Alpharma Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls: (i) to ensure the completeness and accuracy of customer discount reserves and certain accrual accounts at their USG business; (ii) to ensure the completeness and accuracy of income tax accounts, including deferred income tax assets and liabilities, income taxes payable, and income tax expense, and (iii) to ensure that proper segment disclosure under generally accepted accounting principles was made in the consolidated statements, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. Effective controls to ensure the completeness and accuracy or the review and monitoring of customer discount reserves and certain accrual accounts affecting a number of accounts at the Company's USG business, including revenues, accounts receivables and accrued expenses, were not maintained at December 31, 2004. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. In addition, effective controls to ensure the completeness and accuracy of income tax account balances, including the determination of deferred income tax assets and liabilities, income taxes payable, and income tax expense, were not maintained by the Company at December 31, 2004 and the Company did not have effective controls in place to ensure that the Company's income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Further, the Company did not have effective controls over the determination of proper segment disclosures in conformity with generally accepted accounting principles. Specifically, as a result of a first quarter 2004 change in its internal reporting of financial information, the Company should have provided disaggregated segment disclosures for U.S. Generics and U.S. Branded Pharmaceuticals in its financial statements beginning in the first quarter of 2004. This control deficiency resulted in the Company restating its interim financial statements for 2004 to correct its segment disclosures. This control deficiency also resulted in an audit adjustment to the Company's year end 2004 financial statement segment disclosures and impacted the amount of the goodwill impairment charge recorded in the fourth quarter of 2004. These control deficiencies could result in a misstatement in the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Therefore, management has concluded that these control deficiencies constitute three material weaknesses in internal control over financial reporting as of December 31, 2004.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Alpharma Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, Alpharma Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

March 31, 2005

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$105,212	$ 58,623
Accounts receivable, net	226,591	258,471
Inventories	310,004	309,277
Prepaid expenses and other current assets	30,265	66,620
Total current assets	672,072	692,991

Property, plant and equipment, net	457,296	481,554
Goodwill, net	478,621	718,165
Intangible assets, net	310,718	347,670
Other assets and deferred charges	85,135	101,767

Total assets	$2,003,842	$2,342,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 172,346	$ 25,407
Short-term debt	16,096	9,500
Accounts payable	117,892	122,780
Accrued expenses	187,129	170,108
Accrued and deferred income taxes	43,650	30,441
Total current liabilities	537,113	358,236
Long-term debt:
Senior	503,293	600,696
Convertible subordinated notes	10,000	181,553
Deferred income taxes	34,685	38,675
Other non-current liabilities	35,109	32,251

Commitments and contingencies (see Note 18)

Stockholders' equity:
Class A Common Stock, $.20 par value 41,277,761 and 40,483,818 shares issued	8,256	8,092
Class B Common Stock, $.20 par value 11,872,897 and 11,872,897 shares issued	2,375	2,375
Additional paid-in capital	1,073,921	1,059,104
Unearned compensation	(7,443)	(2,667)
Accumulated deficit	(347,425)	(23,284)
Accumulated other comprehensive income	161,602	94,531
Treasury stock, at cost	(7,644)	(7,415)
Total stockholders' equity	883,642	1,130,736
Total liabilities and stockholders' equity	$2,003,842	$2,342,147

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)
	Years Ended December 31,
	2004	2003	2002

Total revenue	$1,339,480	$1,297,285	$1,230,762

Cost of sales	806,442	779,676	705,174

Gross profit	533,038	517,609	525,588

Selling, general and administrative expenses	384,959	346,130	327,588
Research and development	81,466	63,232	67,088
Asset impairments and other	29,742	8,727	89,112
Goodwill impairment	260,000	____--	66,011

Operating income (loss)	(223,129)	99,520	(24,211)

Interest expense and amortization of debt issuance costs	(59,061)	(63,608)	(76,212)
Loss on extinguishment of debt	(2,795)	(29,100)	(52,929)
Other income (expense), net	31,387	12,439	(2,930)

Income (loss) from continuing operations before provision for income taxes	(253,598)	19,251	(156,282)
Provision (benefit) for income taxes	61,139	(193)	(62,715)
Income (loss) from continuing operations	(314,737)	19,444	(93,567)
Discontinued operations (Note 7):
Loss from discontinued operations	--	(5,880)	(8,127)
Income tax (benefit)	--	(269)	(2,033)
Loss on discontinued operations	--	(5,611)	(6,094)

Net income (loss)	$(314,737)	$13,833	$(99,661)

Earnings per common share:
Basic
Income (loss) from continuing operations	$ (6.05)	$ 0.38	$(1.88)
Loss from discontinued operations	--	$(0.11)	$(0.12)
Net income (loss)	$ (6.05)	$ 0.27	$(2.00)
Diluted
Income (loss) from continuing operations	$ (6.05)	$ 0.38	$(1.88)
Loss from discontinued operations	--	$(0.11)	$(0.12)
Net income (loss)	$ (6.05)	$ 0.27	$(2.00)

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders Equity

Balance, December 31, 2001	$8,923	$905,099	$ --	$(99,675))	$81,099	$(6,943)	$888,503

Comprehensive income:
Net loss - 2002					(99,661)		(99,661)
Currency translation adjustment				92,647			92,647
Minimum Pension Liability, net				(1,797)			(1,797)
Unrealized losses on derivative contracts, net				(3,267)			(3,267)
Total comprehensive net loss							(12,078)

Dividends declared ($.18 per common share)					(9,235)		(9,235)
Non-cash conversion of 05 Notes, net	653	68,501					69,154
Non-cash conversion of 06 Note, net	687	66,309					66,996
Exercise of stock options (Class A) and other	35	3,172				(472)	2,735
Employee stock purchase plan	55	3,721	--	--	--	--	3,776

Balance, December 31, 2002	$10,353	$1,046,802	$ --	$(12,092)	$(27,797)	$(7,415)	$1,009,851

Comprehensive income:
Net income - 2003					13,833		13,833
Currency translation adjustment				103,796			103,796
Minimum Pension Liability, net				1,514			1,514
Unrealized gains on derivative contracts, net				1,313			1,313
Total comprehensive net income							120,456

Dividends declared ($.18 per common share)					(9,320)		(9,320)
Capital contribution from Parent		2,267					2,267
Award of, and changes in, restricted stock	23	2,970	(2,993)				--
Amortization of restricted shares			326				326
Tax benefit realized from stock option plan		527					527
Exercise of stock options (Class A) and other	46	2,361					2,407
Employee stock purchase plan	45	4,177	--	--	--	--	4,222

Balance, December 31, 2003	$10,467	$1,059,104	$(2,667)	$94,531	$(23,284)	$(7,415)	$1,130,736

Comprehensive income:
Net income (loss) - 2004					(314,737)		(314,737)
Currency translation adjustment				64,834			64,834
Minimum Pension Liability, net				283			283
Unrealized gains on derivative contracts, net				1,954			1,954
Total comprehensive net income							(247,666)

Dividends declared ($.18 per common share)					(9,404)		(9,404)
Award of, and changes in, restricted stock	78	7,765	(7,843)				--
Amortization of restricted shares			3,067				3,067
Exercise of stock options (Class A) and other	28	2,585				(229)	2,384
Employee stock purchase plan	58	4,467	--	--	--	--	4,525

Balance, December 31, 2004	$10,631	$1,073,921	$(7,443)	$161,602	$(347,425)	$(7,644)	$883,642

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$(314,737)	$13,833	$(99,661)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,403	95,201	83,532
Interest accretion on convertible debt	6,572	6,141	6,516
Amortization of loan costs	2,736	3,941	4,727
Gain on sale of property	--	(2,294)	--
Loss on disposal of discontinued operations	--	4,041	--
Deferred income taxes	31,144	(7,277)	(45,848)
Other non-cash items	308,003	7,157	193,853
Change in assets and liabilities, net of effects from business acquisitions and dispositions:
(Increase) decrease in accounts receivable	25,908	(12,426)	27,308
Decrease (increase) in inventory	(529)	51,942	(949)
Decrease (increase) in prepaid expenses and other current assets	11,584	6,308	(11,461)
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	3,060	(18,938)	3,415
Other, net	16,018	7,441	768
Net cash provided by operating activities	186,162	155,070	162,200

Investing activities:
Capital expenditures	(49,306)	(42,619)	(74,390)
Purchase of businesses and intangibles, net of cash acquired	(1,787)	(5,252)	(7,313)
Proceeds from sale of property	--	2,355	--
Purchase of Wynco	(12,857)	--	--
Proceeds from sales of subsidiaries	21,400	5,967	--
Net cash used in investing activities	(42,550)	(39,549)	(81,703)

Financing activities:
Net advances under lines of credit	6,578	17,527	15,325
Proceeds of senior long-term debt	25,000	--	31,000
Reduction of long-term debt	(154,264)	(324,540)	(116,787)
Increase in book overdraft	19,992	1,930	--
Dividends paid	(9,404)	(9,320)	(9,235)
Issuance of senior unsecured debt	--	220,000	--
Net capital contribution from parent	--	2,267	--
Proceeds from issuance of common stock and other	6,909	9,054	6,720
Net cash (used in) provided by financing activities	(105,189)	(83,082)	(72,977)

Net cash flows from exchange rate changes	8,166	2,221	1,549

Increase in cash and cash equivalents	46,589	34,660	9,069
Cash and cash equivalents at beginning of year	58,623	23,963	14,894
Cash and cash equivalents at end of year	$105,212	$58,623	$23,963

See notes to consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.    The Company:

     Alpharma Inc. and Subsidiaries, (the "Company") is a global pharmaceutical company which develops, manufactures and markets specialty generic and proprietary human pharmaceutical and animal pharmaceutical products.

     In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A. L. Industrier ASA ("A. L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents 22.5% of the total outstanding common stock as of December 31, 2004. A. L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders. See Note 20.

     The Company's businesses are organized in five reportable segments, as follows:

Active Pharmaceutical Ingredients ("API")
Branded Pharmaceuticals ("BP")
International Generics ("IG")
U.S. Generic Pharmaceuticals ("USG")
Animal Health ("AH")

     API, BP, IG and USG are part of Human Pharmaceuticals.

     API's principal products are bulk pharmaceutical antibiotics sold to the pharmaceutical industry in the U.S. and worldwide for use as active substances in a number of finished pharmaceuticals.

     During 2004, the former U.S. Human Pharmaceutical ("USHP") segment was reorganized into two segments as the CEO and Board were provided with disaggregated operating results of USG and BP. USG's principal products are generic liquid and topical pharmaceuticals and solid dose oral pharmaceuticals. BP has one branded solid dose product, Kadian, which is marketed by a sales force of approximately 175 sales representatives. USG and BP sell primarily to wholesalers, distributors, and merchandising chains.

     IG's principal products are dosage form pharmaceuticals sold primarily in Scandinavia, the United Kingdom and Western Europe, as well as Indonesia, China and certain Middle Eastern countries.

     Animal Health's principal products are medicated feed additive and other animal health products for animals raised for commercial food production (principally poultry, cattle and swine) in the U.S. and worldwide. In 2004, AH divested its Aquatic Animal Health business. (See Note 7)

2.   Summary of Significant Accounting Policies:

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

Cash equivalents:

     Cash equivalents include all highly liquid investments that have an original maturity of three months or less. Included within cash and cash equivalents is approximately $2,000 of amounts that are legally restricted as to use.

Accounts receivable and allowance for doubtful accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on historical write-off experience, current economic conditions and a review of individual accounts. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. A specific reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. There is no off-balance-sheet credit exposure related to our customers.

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

     The Company also purchases raw materials, and manufactures finished goods, for certain products prior to the product receiving regulatory approval or during a period when the product is subject to litigation. The Company reviews these inventories on a case-by-case basis, and records a write-down of the inventory if it becomes probable that regulatory approval will not be obtained, litigation will be resolved unfavorably, or the cost of the inventory will not be recoverable based on other factors. See Note 18 for additional information.

Property, plant and equipment:

     Property, plant and equipment are recorded at cost. Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to income as incurred. When assets are sold or retired, their cost and related accumulated depreciation are removed from the accounts, with any gain or loss included in net income.

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

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. In 2004, 2003, and 2002; $405, $167, and $1,904 of interest costs were capitalized, respectively.

     Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Goodwill and Intangible Assets:

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS 142 applies to all goodwill and intangibles acquired in a business combination. Under SFAS 142, all goodwill and certain intangibles determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives, generally 5-20 years, and reviewed for impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 12 for additional detail relating to the Company's goodwill and other intangible assets.

Foreign currency translation and transactions:

     The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 2004, 2003, and 2002 is net of $(76), $(1,358), and $(1,910) respectively, representing the tax effects associated with long-term intercompany advances to foreign subsidiaries and other liabilities.

Derivative Instruments:

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its corresponding amendments under SFAS No. 138, (referred to hereafter as "SFAS 133"), on January 1, 2001. Under the provisions of SFAS 133, all derivatives are recognized on the balance sheet at their fair value. Changes in fair value are recognized periodically in earnings or stockholders' equity, depending on the intended use of the derivative and whether the derivative is classified as a hedging instrument. Changes in fair value of derivative instruments not designated as hedging instruments are recognized in earnings in the current period.

     The Company formally documents all relationships between hedging instruments and hedged items as well as the risk management objectives and strategies for undertaking various hedging relationships. All cash flow hedges are linked directly to specific transactions and the Company assesses effectiveness at inception and on a quarterly basis. When it is determined that a derivative instrument is not highly effective, the transaction is terminated or the transaction is no longer deemed probable of occurring, the Company discontinues hedge accounting.

     The Company's derivative instruments, which are entered into on a limited basis, consist principally of forward foreign exchange contracts and interest rate swaps. These instruments are entered into in order to manage exposures to changes in foreign currency exchange rates and interest rates. The Company carries its derivative instruments at its fair value on the balance sheet, recognizing changes in the fair value of forward foreign exchange contracts in current period earnings and changes in the fair value of interest rate swaps, which are classified as cash flow hedges, in stockholders' equity.

     The Company selectively enters into forward foreign exchange contracts to buy and sell certain cash flows in non-functional currencies and to hedge certain firm commitments due in foreign currencies. Forward foreign exchange contracts, other than hedges of firm commitments, are accounted for as foreign currency transactions and gains or losses are included in income. Gains and losses related to hedges of firm commitments are deferred and included in the basis of the transaction when it is completed.

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

     In the Company's U.S. Human Pharmaceutical businesses, and to a lesser extent in International Generics, sales to certain customers require that the Company remit discounts to either customers or governmental authorities in the form of rebates, chargebacks, or other managed-care reserves. Additionally, sales are generally made with a limited right of return under certain conditions. The Company estimates these rebates, chargebacks, managed care reserves and estimated returns at the time of sale based on the terms of agreements with customers and historical experience. The reserve balances relative to these provisions included in "Accounts receivable, net" and "Accounts payable and accrued expenses" in the accompanying consolidated balance sheet totaled $116,249 and $63,010, respectively, at December 31, 2004 and $64,701 and $82,387, respectively, at December 31, 2003. The Company continually monitors the adequacy of procedures used to estimate these reductions by comparison of estimated reductions to actual reductions.

     Included in Other income is $17,142 in 2004 and $9,081 in 2003 of income earned during the 180 day exclusivity period for Metformin ER under a profit sharing agreement with another pharmaceutical company. The income has no direct costs associated with it although it is supported by and originated from the cost structure and investments of the U.S. Generic Pharmaceuticals business.

Income taxes:

     The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method. A valuation allowance is established, as needed, to reduce net deferred tax assets if it is more likely than not such assets will not be realized.

     At December 31, 2004, the Company's share of the undistributed earnings of its foreign subsidiaries, (excluding cumulative foreign currency translation adjustments), was approximately $241,000. No provisions are made for U.S. income taxes that would be payable upon the distribution of earnings which have been reinvested abroad or are expected to be returned in tax-free distributions. It is the Company's policy to provide for U.S. taxes payable with respect to earnings which the Company plans to repatriate.

See Note 15 for additional disclosure regarding accumulated income earned outside the U.S. and addition, to valuation reserves.

Accounting for stock-based compensation:

     At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 22. The Company applies the intrinsic-value based method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation. No tax benefits were attributed to the stock-based employee compensation expense during fiscal 2004 because the Company maintained a valuation allowance on substantially all of the net deferred tax assets.

	Years Ended December 31,
	2004	2003	2002

Net income (loss), as reported	$(314,737)	$13,833	$(99,661)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects during fiscal 2003 and 2002	3,067	202	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects during fiscal 2003 and 2002	8,206	5,243	6,335

Pro forma net income (loss)	$(319,876)	$8,792	$(105,996)

Earnings (loss) per share:
Basic-as reported	$(6.05)	$ 0.27	$(2.00)
Basic-pro forma	$(6.14)	$ 0.17	$(2.13)

Diluted-as reported	$(6.05)	$ 0.27	$(2.00)
Diluted-pro forma	$(6.14)	$ 0.17	$(2.13)

Comprehensive Income (loss):

     SFAS 130, "Reporting Comprehensive Income", requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in other comprehensive income (loss). Included within accumulated other comprehensive income (loss) in 2004 for the Company are foreign currency translation adjustments, changes in the fair value of interest rate swaps designated as cash flow hedges, net of related tax benefit, of $1,954, and changes in the minimum pension liability, net of related tax benefit, of $283. Total comprehensive income (loss) for the years ended 2004, 2003, and 2002 is included in the Statement of Stockholders' Equity.

     The components of accumulated other comprehensive income (loss) include:

	December 31,
	2004	2003	2002

Cumulative translation adjustment	$161,602	$96,768	$(7,028)
Minimum pension liability, net	--	(283)	(1,797)
Unrealized gains (losses) on derivative contracts, net	--	(1,954)	(3,267)
	$161,602	$94,531	$(12,092)

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

Shipping Costs

     The Company accounts for shipping costs in selling, general and administrative expenses for purposes of classification within the Consolidated Statement of Operations. These costs were approximately $21,000, $19,000, and $20,000 for the three years ended December 31, 2004, 2003, and 2002, respectively.

Software and Development Costs

     In 2004, 2003, and 2002, the Company capitalized purchased software from a third party vendor and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization began in April 2002 as portions of the project were completed, were ready for their intended purpose and were placed in service.

     Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the product which is estimated to be five to seven years depending on when it is placed in service.

     Capitalized software costs related to the Company's Enterprise Resource Planning System, net of amortization, to date through December 31, 2004 and 2003 amounted to approximately $38,796, and $45,417, respectively and are included in other assets. Amortization began in 2002, and was $8,784, $10,266 and $3,643 for the years ended December 31, 2004, 2003 and 2002, respectively. All significant software modules were completed and ready for their intended purpose during 2003.

Recent Accounting Pronouncements

In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock-Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first interim or annual reporting period beginning after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

      In May 2004, the FASB issued Staff Position No. 106-2 (FSP 106-2), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-2 discusses the effect of the Medicare Act and supersedes FSP 106-1. FSP 106-2 requires companies to account for the reduction in accumulated postretirement benefit obligation (APBO) as an actuarial gain to be amortized into income over the average remaining service period of plan participants. FSP 106-2 was effective for the first interim or annual period beginning after June 15, 2004. The Company implemented the new accounting standard in the third quarter of fiscal 2004. The Company's APBO and net periodic postretirement benefit costs as of and for the year ended December 31, 2004 reflect the effect of the Medicare Act. The implementation of the Medicare Act did not have a material effect on the overall results of operations.

     In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs". Statement 151 amends the guidance in ARB No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application permitted. The Company is currently evaluating the effects of Statement 151 may have on its financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Option No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and application is prospective. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

     FASB Staff Position ("FSP") No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004" ("FSP 109-2"), provides guidance under FASB Statement No. 109, "Accounting for Income Taxes," with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, the Company has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

3.     Liquidity and Capital Resources

       In the fourth quarter of 2001, the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900,000 credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of earnings before interest, taxes, depreciation and amortization ("EBITDA") on a rolling four quarter basis is important to many of these tests. These covenants have been amended from time to time, including amendments made in May and August, 2004 and March 2005.

       Compliance with these financial covenants in 2005 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt of $260,000 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at December 31, 2004 were $538,065 and $701,735, respectively, compared to $635,603 and $817,156, respectively, at December 31, 2003.

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. The definition of EBITDA allows for the add back of non-cash charges, including goodwill impairment. Operating income in 2004 has been negatively affected by business conditions in USG and by corrective actions related to the Company's response to FDA Form 483s issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and production delays and interruptions at the Elizabeth plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. The Company anticipates it will be the subject of another inspection in 2005. In September 2004, the FDA inspected Elizabeth and has since advised the Company it is eligible for new product approvals. Since the September inspection, the Company has received four new product approvals. In the fourth quarter of 2004, the Company launched both its gabapentin capsules and tablets from the Elizabeth site. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. Representatives of the Company and the Baltimore facility met with Baltimore FDA in the fourth quarter of 2004 to discuss progress on the corrective action plan and to clarify expectations and deliverables. The Company anticipates it will be the subject of another inspection in 2005. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon results of future inspections performed by the respective Baltimore and New Jersey Districts of the FDA. See Note 18 for further details.

      In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in March 2005, which provides at March 31, 2005, the interest coverage ratio requirement will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increased the permitted leverage ratio from 4.00:1:00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005, to be excluded from the calculation of EBITDA. Regarding the net worth covenant, the amendment allows up to $250,000 of asset valuation impairments to be added back.

     The Company remained in compliance with all its debt covenants at December 31, 2004, with approximately $53,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio.

     The Company has a formal operating plan for 2005. The plan indicates continued difficult operating conditions and continued losses in the U.S. Generic Pharmaceutical business. Based on the plan, the Company expects to remain in compliance with its financial covenants throughout 2005. Depending on actual results, the Company may need to consider additional actions to ensure continued compliance.

     The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $51,093 for the year ended December 31, 2004 compared to $47,871 and $81,703 for the years ended December 31, 2003 and 2002, respectively.

• Reduce operating costs. The Company incurred severance charges of approximately $4,200 in the fourth quarter of 2004 to reduce its workforce. See footnote 5 for further details.

• Continue to sell certain assets. In the first quarter of 2004, the Company bought the outstanding 50% of its Wynco joint venture and resold it within the first quarter in a transaction that will ultimately generate approximately $4,000 of incremental cash. In July 2004, the Company completed the sale of the Aquatic Animal Health operations to an employee group for approximately $4,400 and possible future contingent proceeds.

Although no decision has been made, the Company continues to consider other possible divestitures which could be material. There is no guarantee any divestiture will be completed.

• Use of cash in international locations will be made available to fund U.S. investments under the Act. As of December 31, 2004, Alpharma management had not decided whether, and to what extent, it might repatriate foreign earnings under the Act. Since that time, the U.S. Treasury has issued guidance, which appears to clarify a number of the Act's provisions, and the Company has now determined that it will repatriate approximately $135,000 of cash in extraordinary dividends, as defined in the Act, during 2005. The tax impact of repatriating this $135,000 is approximately $9,000. Alpharma may adopt additional reinvestment plans under the Act that could increase the amount to be repatriated under the Act by up to $300,000 (subject to Board of Director approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $300,000 would be approximately $20,000.

• Reduce subordinated convertible debt by issuing common stock. At December 31, 2004, the Company has $163,670 of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. In the second quarter of 2004, the Company repurchased a portion of its 5.75% convertible debt to reduce the amount outstanding to the level required to maintain compliance with its loan covenants. The Company's loan covenants also required that amounts outstanding of the 6.875% convertible debt ($153,918 at December 31, 2004) be reduced to $10,000 or less by December 1, 2005. The Company is planning for this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

• Obtaining additional amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at December 31, 2004 the amount outstanding was $317,969 (a reduction of $304,031). The Company has obtained amendments as follows:

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

• In August 2004, the 2001 Credit Facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio from 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allowed $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

• In March 2005, the 2001 Credit Facility was amended to provide at March 31, 2005, the interest coverage ratio will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio will decrease from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005 to be excluded from the calculation of EBITDA. The net worth covenant is reduced by up to $250,000 of asset valuation impairments.

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

4.   Business and Product Line Acquisitions

     The following acquisition was accounted for under the purchase method and the accompanying financial statements reflect the fair values of the assets acquired and liabilities assumed and the results of operations from their respective acquisition dates:

Faulding Acquisition:

     In December 2001, the Company acquired the generic and proprietary oral solid dose pharmaceuticals business ("OPB acquisition") in the U.S. and China of F.H. Faulding & Co. Limited from Mayne Nickless Limited for total consideration of $660,000 in cash (approximately $669,800 including direct acquisition related costs).

     The acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations". The fair value of the assets acquired and liabilities assumed and the results of OPB operations are included in the Company's consolidated financial statements beginning on the date of acquisition, December 12, 2001.

     The transaction generated significant charges for in-process research and development ("IPR&D"), the write-up and subsequent write-off of purchased inventory, financing costs specific to the transaction and integration costs incurred in combining OPB in the United States with the U.S. Pharmaceutical Division ("USPD") to form U.S. Human Pharmaceuticals ("USHP"). The majority of the charges are included in 2001; however, 2002 includes the following charge:

	December 31,
Description	2002	Caption

Inventory write-up (related to sales of acquired inventory)	$5,357	Cost of sales

Charges and expenses related to the acquisition	$ 5,357
Tax benefit	(2,062)
Net charge	$ 3,295
Loss per share	$ (0.07)

5.     Impairments, Reorganization, Refocus and other Actions:

     In the fourth quarter 2004, all significant long-lived assets were tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As part of the OPB acquisition, the Company acquired a manufacturing plant and office facility in Piscataway, N.J. The manufacturing capacity required FDA approval prior to its use as a manufacturing plant. Since the acquisition, the Company has used the facility for warehousing and as office space. The plan prior to the fourth quarter of 2004 was to use the manufacturing portion of the plant for production of new products. In the fourth quarter of 2004, the Company determined that it was not economically feasible to use the plant for manufacturing. The portions of the facility specifically constructed for manufacturing and certain items of machinery and equipment were specifically identified as having no future economic benefit and impairment charges totaling $15,512 were recorded by the USG segment. These charges are classified as Asset Impairments and Other within the Consolidated Statement of Operations.

As part of its annual impairment test for goodwill in the fourth quarter of 2004, the entire goodwill of USG was written off, resulting in a charge of $260,000. See Note 12 for details.

     During 2004 and 2003, the Company incurred severance related to actions in connection with management's reorganization and refocus to improve future operations. These charges related to workforce reductions of approximately 150 and 175 employees in 2004 and 2003, respectively, and are classified as Asset impairments and other within the Consolidated Statement of Operations. The Company has only included as management actions severance related to specific programs. Other severance charges not related to specific programs are not segregated from normal operations. A summary of severance charges recorded, by segment, during 2004 and 2003 is as follows:

Severance charges:	2004	2003	2002
API	$823	$305	$--
BP	--	--	--
IG	992	2,116	1,694
USG	2,128	2,520	--
AH	300	3,786	3,852
Corporate	--	--	1,225
	$4,243	$8,727	$6,771

     A summary of liabilities for severance related actions in connection with management's reorganization and refocus is, as follows:

	Severance
	2004	2003

Balance, January 1,	$10,371	$8,434
Charges	4,243	8,727
Adjustments	(244)	(195)
	14,370	16,966

Payments	(9,298)	(6,637)

Translation adjustments	__55	42

Balance December 31,	$5,127	$10,371

The liabilities for accrued severance are reflected in accrued expenses. The Company expects to settle these liabilities over the next 24 months in cash, with the majority of the liabilities settling over the next 15 months.

     A summary of current liabilities recorded by the Animal Health segment which were set up for 2002 closure and exit costs and 2004 and 2003 related activity is, as follows:

	Other Closure and Exit Costs
	2004	2003

Balance, January 1,	$13,637	$17,420
Charges	--	--
Adjustments	(560)	140
	13,077	17,560

Payments	(6,461)	(5,027)

Translation adjustments	(167)	1,104

Balance December 31,	$6,449	$13,637

     The remaining balances as of December 31, 2003 primarily relate to contractually required demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next eighteen months.

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

     In August 2002, the Company received the results of the independent study on the market viability in the U.S. for Reporcin. The study identified a number of business risks that translated into slower market penetration and lower cash flows than previously forecasted. As a result of the revised expected value of Reporcin in the U.S., the Company decided to sell the Terre Haute facility and wrote-down the facility to its estimated fair value. As a result, the Company incurred an impairment charge related to the building and fixed assets of $16,353 and accrued for certain exit and shut-down costs in the amount of $2,342.

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

Impairment - AH Goodwill

     As part of the required annual 2002 impairment test, the entire goodwill of Animal Health was written-off resulting in a charge of $66,011. (See Note 12) New competitive entrants combined with significant price pressure resulted in lower forecasted cash flows. The former strategy of growth through new products, technologies and international market expansion was changed to a strategy to maximize cash generation.

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

IG

Impairment - IG Intangible Assets

     In the fourth quarter 2002, all significant intangible assets were tested for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Due to an increased competitive influence in these marketplaces and continued government regulation, the Company determined intangible assets for specific products for the German and French markets needed to be tested and were determined to be impaired. Impairment charges totaling $13,487 were recorded in the fourth quarter based on results of a probability weighted cash flow assessment or independent market valuation. Included therein is an intangible asset impairment of $7,008 related to the discontinued operations of the Company's French subsidiary.

6.    Elyzol Dental Gel ("EDG") Product Sale and Related Agreements:

     In July 2000, the Company's Danish subsidiary sold the patents, trademarks, marketing authorizations, and inventory related to the Elyzol Dental Gel ("EDG") product for cash proceeds of approximately $8,250. Concurrently with this sale, and due to the specialized nature of the manufacturing process for EDG, the Company entered into a Toll Manufacturing Agreement with the purchaser under which the Company would continue to manufacture EDG for the purchaser for a four-year period. The Company was reimbursed for direct manufacturing costs plus an agreed upon amount for overhead and a variable manufacturing profit which declined as production volumes increased.

     As the relative fair value of the assets sold and the Company's toll manufacturing obligation could not be reliably estimated, the Company deferred, as of July 2000, the entire excess of the cash proceeds over the carrying amount of the assets sold and expenses associated with the sale. The deferral initially amounted to approximately $7,800 and has been amortized over the four year term, through June 2004, of the Toll Manufacturing agreement on a straight-line basis, which management believes approximated amortization using the units of production method. Income from the Transition Service Agreement and the contractual profit under the Toll Manufacturing Agreement has been recognized as services are provided or goods are sold to the purchaser.

     Approximately $1,900 of the deferral was recognized as income in the years ended December 31, 2003 and 2002 and the remaining approximate $970 was recognized as income in the year ended December 31, 2004.

7.     Sales of Subsidiaries

Discontinued Operations

        On September 30, 2003, the Company sold its French subsidiary for $5,967. In accordance with SFAS 144, this subsidiary is treated as a discontinued operation. The net loss for this subsidiary for the years ended December 31, 2003 and 2002 are reflected in the Company's Consolidated Statement of Operations as loss from discontinued operations. Included in the 2003 results is a loss on sale of subsidiary of $4,041, including the allocation of $2,360 of goodwill. Included in the 2002 results is an impairment of intangible assets of $7,008. The assets and liabilities representing the carrying value of the Company's French generics business are presented separately within the asset and liability sections of the Company's Consolidated Balance Sheet. Prior to the discontinuation, the French subsidiary was included within the Company's IG segment.

        The following table details selected financial information for the French subsidiary included within discontinued operations:

Statement of Operations:	Years Ended December 31,
	2003	2002

Revenues	$4,096	$5,869
(Loss) from operations	$(1,839)	$(8,118)
Loss from disposal	$(4,041)	$ --
Pretax (loss)	$(5,880)	$(8,127)
Provision (benefit) for taxes	$(269)	$(2,033)
(Loss) from discontinued operations	$(5,611)	$(6,094)

Balance Sheet:	December 31,
	2003	2002

Current assets	$ --	$2,797
Non-current assets	$ --	$6,666
Current liabilities	$ --	$1,247
Deferred taxes and other non-current liabilities	$ --	$1,706

Wynco, LLC

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

     On March 30, 2004, the Company sold its 100% interest in this distribution company for $17,000. In connection with the sale, the Company recognized a charge within Other income (expense) of $1,090 related to an intangible asset previously held. Excluding this charge, the Company has recognized a loss on the sale of $433. As part of the transaction, the Company entered into an Agency and Distribution Agreement and Logistics Services Agreement with the buyer. The operations of Wynco are not classified as discontinued operations, as the Company and Wynco will have significant continuing involvement.

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

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", at June 30, a loss of $9,474 was recorded. In July, the sale was consummated. Through December 31, 2004, proceeds of approximately $4,400 were received. The following summarizes the loss from impairment and sale included in the results of operations for the year ended December 31, 2004:
Costs and assets transferred:
Approximate carrying and fair value of assets and liabilities transferred	$3,600

Assets impaired in June, sold in July:
Property, plant and equipment, net	9,383
Intangible assets, net	__687
10,070

Curtailment loss booked for Aquatic employees	464
Costs to sell	__253
14,387

Less: Cash received	(4,400)

Loss on sale	$9,987

Approximate tax benefit	(2,673)

Net loss on sale of Aquatic	$ 7,314

(Loss) per common share	$(0.14)

     The loss does not include a potential earn out of up to $2,900 that is contingently payable over three years dependent on Aquatic's future profitability.

     The operations of Aquatic are not classified as discontinued operations, as the Company and Aquatic will have significant continuing involvement. The Company and Aquatic will continue to manufacture certain products for each other for at least 3 years and the potential earn out is significant to the cash flows of Aquatic. The loss on the sale of Aquatics is reported in "Asset Impairments and Other" in the Consolidated Statement of Operations.

     The results of Aquatic operations included in the Animal Health segment for the twelve months ended December 31, 2004, 2003 and 2002, are summarized as follows:
	Twelve Months Ended December 31,
	2004	2003	2002

Revenues	$7,044	$14,976	$17,148
Operating income (loss), including impairments	$(10,330)	$(4,322)	$(840)

8.     Earnings Per Share:

     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, warrants and convertible debt when appropriate.

     A reconciliation of weighted average shares outstanding for basic to diluted weighted average shares outstanding used in the calculation of EPS is, as follows:

(Shares in thousands)	For the years ended December 31,
	2004	2003	2002
Average shares outstanding-basic	52,060	51,606	49,814
Stock options	--	404	--
Convertible notes	--	--	--
Average shares outstanding-diluted	52,060	52,010	49,814

     The amount of dilution attributable to the stock options determined by the treasury stock method depends on the average market price of the Company's common stock for the year. Stock options had an anti-dilutive effect in 2004 and 2002 and therefore stock options to purchase 3,456,860 and 4,220,335 shares, respectively, were not included in the diluted EPS calculation. For the year ended December 31, 2003, stock options to purchase 1,915,118 shares were not included because the option price was greater than the average price.

     The following table summarizes stock options not included in the computation of diluted EPS:
(Shares in thousands)	For the years ended December 31,
	2004	2003	2002

Excluded due to option price greater than market price	1,860	1,915	2,275

Excluded due to antidilution	1,597	--	1,945

     The 05 Notes issued in March 1998, convertible into 341,054 shares at December 31, 2004 and 1,196,310 shares at December 31, 2003 and 2002, of common stock at $28.59 per share, were anti-dilutive using the if-converted method and therefore were not included in the diluted EPS calculation.

     The 06 Notes issued in June 1999, and convertible into 3,809,343 shares at December 31, 2004, 2003 and 2002, of common stock, were anti-dilutive using the if-converted method and therefore were not included in the diluted EPS calculation.

     The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes, when applicable.

     A reconciliation of net income (loss) used for basic to diluted EPS is as follows:

	2004	2003	2002

Net income (loss) - basic	$(314,737)	$13,833	$(99,661)
Adjustments under the if-converted method, net of tax	--	--	--
Adjusted net income (loss) - diluted	$(314,737)	$13,833	$(99,661)

9.     Accounts Receivable, Net:

Accounts receivable consists of the following:
	December 31,
	2004	2003

Accounts receivable, trade	$218,353	$259,466
Other	12,255	2,704
	230,608	262,170
Less, allowance for doubtful accounts	4,017	3,699
	$226,591	$258,471

The allowance for doubtful accounts for the three years ended December 31, consists of the following:

	2004	2003	2002

Balance at January 1,	$3,699	$4,233	$7,244
Provision for doubtful accounts	355	402	2,234
Reductions for accounts written off	(441)	(902)	(5,767)
Translation and other	404	(34)	522
Balance at December 31,	$4,017	$3,699	$4,233

10.     Inventories:

     Inventories consist of the following:

	December 31,
	2004	2003

Finished product	$170,290	$163,141
Work-in-process	69,804	64,503
Raw materials	69,910	81,633
	$310,004	$309,277

     Included in the December 31, 2004 amounts are inventories, (exclusive of those being reclassified), related to one product, gabapentin, which was launched in the fourth quarter of 2004. There is no gabapentin inventory in the December 31, 2003 balances. At December 31, 2004 and 2003, $2,536 and $12,498, respectively, of gabapentin raw materials, have been reclassified to prepaid expenses and other, as the cost of the raw materials will be recoverable upon receipt of replacement inventory. Upon receipt, the raw materials will be reclassified as inventory. See Note 18 for additional information regarding gabapentin.

     Inventories are valued at the lower of cost or market. Effective January 1, 2003, the Company changed from the last-in first-out (LIFO) method to the first-in first-out (FIFO) method to account for certain of its USG inventories. The method was changed in part to achieve a better matching of revenues and expenses. While a change from the LIFO method to the FIFO methods requires retroactive application to the financial statements, the change was not material to the consolidated financial statements of the Company for any of the periods presented, as the inventory values computed under the LIFO method approximated the inventory values computed under the FIFO method. The FIFO method, or methods that approximate FIFO, are now used to determine cost for all inventories of the Company.

11.     Property, Plant and Equipment, Net:

     Property, plant and equipment, net, consist of the following:

	December 31,
	2004	2003

Land	$20,915	$19,213
Buildings and building improvements	237,034	234,685
Machinery and equipment	540,794	526,260
Construction in-progress	31,764	33,614
	830,507	813,772
Less, accumulated depreciation	373,211	332,218

	$457,296	$481,554

     In connection with the Company's closing of plant facilities, the assets representing the fair value of Animal Health's Lowell and Terre Haute facilities totaling $4,825 as of December 31, 2004 and 2003, are being held for sale, and are included in property, plant and equipment. At December 31, 2002, the Wrightstown facility was an asset held for sale. In 2003, the Wrightstown facility was sold for a gain of $2,257. There are no assets related to the Wrightstown facility as of December 31, 2003.

12.   Goodwill and Intangible Assets:

     Intangible assets consist principally of one major intangible asset class, products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual intangible asset amortization expense for the years 2005 through 2009 is currently estimated to be approximately $34,400, $32,800, $31,000, $30,100 and $29,400, respectively.

     Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, in 2003, one product important to the Company's German operations, Pentalong, was required to reprove safety and efficacy by November 2004. The Company has complied with this request, but has not yet received a response to its filing. If the data is not satisfactory to the government, the Company will be required to re-evaluate the carrying value of intangible assets totaling approximately $19,000. The Company believes, but cannot assure, it will be successful.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2002	$381,067	*

Additions	2,579
Amortization	(34,378)
Impairments (product rights)	(2,045)
Translation adjustment	6,797
Sale of French subsidiary	(6,350)

Balance, December 31, 2003	$347,670

Additions	$1,787
Amortization	(35,471)
Write-off of intangibles on sale and impairments	(6,024)
Translation adjustment	2,756

Balance, December 31, 2004	$310,718

Accumulated amortization, December 31, 2003	$145,655
Accumulated amortization, December 31, 2004	$181,126

* Includes intangible assets of $6,239 related to French subsidiary, classified as assets of discontinued operations.

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the years ended December 31, 2003 and 2004, are as follows:

	IG	API	USG	BP	AH	Total
Balance December 31, 2002	$267,548*	$4,927	$291,404*	$115,219*	$ --	$679,098
Adjustment for sale of French subsidiary	(2,360)					(2,360)
Foreign exchange translation	40,448	979	--	--	--	41,427

Balance December 31, 2003	305,636	5,906	291,404	115,219	--	718,165

Reduction of goodwill due to realization of pre-acquisition tax benefit	--	--	(3,111)	(1,246)	--	$(4,357)

Impairment and write-off of U.S. Generics goodwill	--	--	(260,000)	--	--	(260,000)

Foreign exchange translation	24,327	486	__ _--	--	--	24,813

Balance December 31, 2004	$329,963	$6,392	$28,293	$113,973	$ --	$478,621

* Reclassified for comparative purposes.

     In connection with the sale of its French subsidiary (see Note 7), the Company allocated goodwill totaling $2,360 to discontinued operations.

     As required in the fourth quarter of 2004, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. The assessment utilized forecasted cash flows discounted at a rate of 11%.

     The Company has disaggregated the former USHP segment into two reportable segments, USG and BP. The goodwill resulting from the OPB acquisition was allocated between the segments based on relative fair values at the time of disaggregation, in the first quarter of 2004. The Company, with the assistance of an independent valuation firm, performed the Step 1 impairment test in accordance with FAS 142 as of January 1, 2004, and no impairment was indicated.

The year-end 2004 long term USG plan reflected the impact of emerging external factors including the increasing number of competitors, including at times authorized generics, and recent experience with a product launch for which pricing was below raw material costs. The impact of these factors was significant in valuing the future contribution from future new product launches. The year-end assessment indicated an impairment of USG's goodwill. The Company has engaged its independent valuation firm to perform the FAS 142 Step II valuation of USG. Based upon the FAS 142 Step II valuation work performed to date, the Company has recorded an estimated impairment loss of $260,000. This amount represents the Company's best estimate of the impairment loss and falls within the estimated range of impairment loss of $233,000 to $273,000. The Company and its independent valuation firm expect to complete the FAS 142 Step II valuation in April 2005. The change in the estimated impairment, if any, will be reflected in the results of operations for the quarter ending March 31, 2005.

13.    Long-Term Debt:

Long-term debt consists of the following:
	December 31,
	2004	2003
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$51,792	$ 85,603
Term B	225,177	285,766
Revolving Credit	25,000	--
	301,969	371,369
8.625% Senior Notes due 2011	220,000	220,000
Industrial Development Revenue Bonds	--	1,200

Denominated in Other Currencies	--	33,534
Total senior debt	521,969	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	153,918	147,346
5.75% Convertible Subordinated Notes due 2005	9,752	34,207
Total subordinated debt	163,670	181,553

Total long-term debt	685,639	807,656
Less, current maturities	172,346	25,407
	$513,293	$782,249

Senior debt

     On October 5, 2001, the Company, through its wholly-owned subsidiary, Alpharma Operating Corporation ("Alpharma Operating Corporation"), and certain of the Company's subsidiaries entered into a credit agreement ("2001 Credit Facility") with the Bank of America, N.A. and a syndicate of lending institutions that provides up to a maximum of $900,000 of senior credit facilities. The 2001 Credit Facility is collateralized by a pledge by substantially all of the Company's domestic assets and a pledge of 65% of the shares of certain of the Company's foreign subsidiaries. The agreement replaced the prior revolving credit facility, provided the funds required for the acquisition of OPB and related financing costs and increased overall credit availability.

      At closing, the 2001 Credit Facility provided for (i) a $300,000 six year revolving credit facility; (ii) a $175,000 six year Term Loan A; and (iii) a $425,000 seven year Term Loan B. In December 2001, the Company prepaid $65,000 of the Term A and Term B loans resulting in the maximum amount available to be borrowed under the 2001 Credit Facility being reduced to $835,000. In 2004, 2003 and 2002, the Company prepaid an additional $75,000, $35,000 and $85,000, respectively of the Term A and Term B loans and recorded an expense for the extinguishment of debt of $1,237, $692 and $1,791.

      In December 2002, the 2001 Credit Facility was amended to reduce the revolving credit facility to $150,000. As a result of the modification to the revolving debt arrangement, the Company recognized the related portion of unamortized costs in the statement of income in the amount of $3,176.

     The 2001 Credit Facility has several financial covenants including a total debt to EBITDA ratio, senior debt to EBITDA ratio, fixed charge coverage ratio and an interest coverage ratio. In March 2005, an amendment was approved which permitted exclusions from EBITDA of up to $30,000 of cash restructuring charges incurred from July 1, 2004 to December 31, 2005, amended and relaxed the interest coverage ratio and total leverage ratio requirements through December 31, 2005 and allowed for up to $250,000 of asset valuation impairments be subtracted from the required amount of net worth . See Note 3.

      Under the terms of the 2001 Credit Facility the Company is required to have at least 50% of its total indebtedness at a fixed interest rate for an initial period of 3 years. To comply with this requirement, in January 2002, the Company entered into a standard interest rate swap in order to fix the interest rate on $60,000 of its variable rate borrowings under the 2001 credit facility. As a result of an additional reduction in fixed rate indebtedness due to the exchanges of subordinated debt in March 2002 (discussed below), the Company settled this interest rate swap and entered into a standard interest rate swap to effectively fix the interest rate on $100,000 of its variable rate borrowings at a fixed rate of 7.7% from December 31, 2002 to December 31, 2004. The Company accounted for this swap as a cash flow hedge, which matured on December 31, 2004. The Company has no other interest rate swaps.

The effective interest rates on the Term A, Term B and revolving credit facility for the periods ended December 31, 2004, 2003 and 2002 were 5.6%, 4.3% and 4.6%, respectively.

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

The Company is required to register the 8 5/8% Senior Notes with the SEC for public trading. The registration is not yet effective and therefore the Company is required to pay an additional 1 1/2% interest per annum to the Note holders until registration becomes effective.

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

     The 2001 Credit Facility's Term A is payable in quarterly installments ranging from $4,089 to $4,770 through 2007. The Term B is payable in quarterly installments of $580 with balloon payment of $216,471 in 2008. In the event that more than $10,000 of either the 5.75% Convertible Subordinated Notes due 2005 or the 3% Convertible Senior Subordinated Notes due 2006 are outstanding within six months of their due date, the entire remaining balance of the Term A, Term B and the Revolving Credit becomes due and payable.

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

     The mortgage notes payable denominated in Norwegian Kroner (NOK) included amounts issued in connection with the construction and subsequent expansion of a pharmaceutical facility in Lier, Norway. The debt was borrowed in a number of tranches over the construction period and interest was fixed for specified periods based on actual yields of Norgeskreditt publicly traded bonds plus a lending margin of 0.70%. The weighted average interest rate at December 31, 2003 and 2002 was 5.2% and 7.6%, respectively. Yearly principal payments were approximately $1,300. In May 2004, the Company's Norwegian subsidiary prepaid approximately $32,000 of mortgage notes payable in Norwegian Kroner and recorded a loss of $885 on extinguishment of debt.

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

     Under the terms of the 2001 Credit Facility, the Company is required to reduce the 06 Notes balance to $10,000 or less by December 1, 2005. The Company intends to refinance the 06 Notes and/or refinance or renegotiate the 2001 facility prior to December 1, 2005. Since the Company cannot demonstrate the ability to refinance either obligation prior to December 1, 2005, $143,918 of the 06 Notes has been classified as current portion of long-term debt in the Balance Sheet.

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

     On June 15, 2004, the Company repurchased and retired $24,455 of its 05 Notes. As a result of the purchase, the Company recognized pre-tax charges of $673 as a loss on extinguishment of debt. The balance of $9,752 is required to be repaid on April 1, 2005, and is classified as current portion of long-term debt in the Consolidated Balance Sheet.

     Maturities of long-term debt during each of the next five years and thereafter as of December 31, 2004 are as follows:

2005	$172,346
2006	28,676
2007	21,400
2008	218,217
2009	--
Thereafter	245,000
$685,639

14.     Short-Term Debt:

     Short-term debt consists of the following:

	December 31,
	2004	2003

Domestic	$16,000	$9,500
Foreign	96	--
	$16,096	$9,500

     At December 31, 2004, the Company and its domestic subsidiaries have working capital availability under the 2001 credit facility. Borrowings under the lines expected to be for periods less than three months are classified as short-term.

     At December 31, 2004, the Company's foreign subsidiaries have available lines of credit with various banks totaling approximately $1,800. Drawings under these lines are made for periods generally less than three months. At December 31, 2004, the amount of the unused lines totaled approximately $1,700.

     The weighted average interest rate on total short-term debt during the years 2004, 2003 and 2002 was approximately 6.8%, 5.5% and 4.5%, respectively.

15.   Income Taxes:

Domestic and foreign income before taxes were $(333,258) and $79,660, respectively in 2004, $(29,462) and $42,833, respectively in 2003 and $(194,121) and $29,712, respectively in 2002. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision (benefit) for income taxes consists of the following:

	For the years ended December 31,
	2004	2003	2002
Current
Federal	$4,963	$(6,829)	$(28,370)
Foreign	21,070	10,891	8,661
State	3,962	3,022	2,842
	29,995	7,084	(16,867)
Deferred
Federal	26,108	(7,731)	(38,900)
Foreign	2,563	(2,939)	(61)
State	2,473	3,393	(6,887)
	31,144	(7,277)	(45,848)
Provision (benefit) for income taxes from continuing operations	61,139	$ (193)	$(62,715)
Benefit for discontinued operations	--	(269)	(2,033)
Provision (benefit) for income taxes	$61,139	$(462)	$(64,748)

     A reconciliation of U.S. federal income taxes to tax provision for continuing operations follows:

	Years Ended December 31,
	2004	2003	2002

Statutory U.S. federal	$(88,760)	$4,680	$(54,699)
State income tax, net of federal tax benefit	4,183	4,151	(2,609)
Lower taxes on foreign earnings, net	(12,076)	(9,477)	(11,277)
Tax credits	(1,108)	(1,113)	(1,141)
Non-deductible costs, principally impairment of intangibles related to acquired companies	91,878	1,368	6,033
Non-deductible interest expense	4,987	--	--
Change in valuation allowance	58,968	1,110	2,861
Other, net	3,067	(912)	(1,883)
Tax provision, continuing operations	$61,139	$(193)	$(62,715)

Deferred tax liabilities (assets) are comprised of the following:

	Years Ended December 31,
	2004	2003

Accelerated depreciation and amortization for income tax purposes	$26,595	$3,086
Excess of book basis of acquired assets over tax basis	69,533	47,591
Difference between inventory valuation methods used for book and tax purposes	4,188	2,727
Other	933	8,725
Gross deferred tax liabilities	101,249	62,129

Accrued liabilities and other reserves	(65,914)	(41,062)
Pension liabilities	(7,201)	(3,651)
Loss carryforwards and tax credits	(112,482)	(76,733)
Deferred compensation	(3,890)	(3,030)
Deferred income	(253)	(253)
Other	(1,612)	--
Gross deferred tax assets	(191,352)	(124,729)

Deferred tax assets valuation allowance	104,560	44,461

Net deferred tax liabilities (assets)	$14,457	$(18,139)

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. Alpharma has recorded certain U.S. federal deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. federal deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continuing domestic losses. As a result of these changes, the Company no longer considers it more likely than not that these net U.S. federal deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The company has state loss carryforwards in several states which are available to offset future taxable income. The company has recognized a deferred tax asset related to these loss carryforwards, and has established a valuation allowance for most of these loss carryforwards. Based on analysis of current information, which indicated that it is not more likely than not that most of the state losses will be realized, a valuation allowance has been established for $13,904 of these loss carryforwards.

The Company also has foreign loss carryforwards in various countries (including Germany, Brazil, Luxembourg, France and Hungary) as of December 31, 2004 of approximately $47,298 (tax effected), which are available to offset future taxable income, and have carryforward periods ranging from five years to unlimited. The Company has recognized a deferred tax asset relating to these foreign loss carryforwards. Based on analysis of current information, which indicated that it is not more likely than not that some of the foreign losses will be realized, a valuation allowance has been established for $25,425 of these loss carryforwards.

The following table summarizes the U.S. federal, state and foreign tax loss and tax credit carryforwards, and the corresponding valuation allowances, as of December 31, 2004:
Description	Gross NOL	Asset	Valuation Allowance	Expiration
Federal net operating losses	$130,771	$45,770	$45,770	2021 to 2024
State net operating losses	364,151	15,124	13,904	2009 to 2024
Foreign net operating losses	168,611	47,298	25,425	2005 to Unlimited
Research credit	N/A	4,290	4,290	2021 to 2024
Total		$112,482	$89,389

     Federal income tax returns for all years after 1997 are still subject to audit by the Internal Revenue Service. The provisions for unpaid foreign, U.S., federal and state and local income taxes reflected in the consolidated balance sheet are adequate to cover assessments which might result from examinations to be made by the respective tax jurisdictions.

     The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act provides for a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by allowing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, without final U.S. Treasury guidance, there remains uncertainty as to the interpretation of some provisions of the Act. As of December 31, 2004, Alpharma management had not decided whether, and to what extent, it might repatriate foreign earnings under the Act and, therefore, did not accrue any taxes in 2004. Since that time, the U.S. Treasury has issued guidance, which appears to clarify a number of the Act's provisions, and the Company has now determined that it will repatriate approximately $135,000 of cash in extraordinary dividends, as defined in the Act, during 2005. The tax impact of repatriating this $135,000 is approximately $9,000. Alpharma may adopt additional reinvestment plans under the Act that could increase the amount to be repatriated under the Act by up to $300 million (subject to Board of Director approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $300,000 would be approximately $20,000.

16.     Pension Plans and Postretirement Benefits:

Domestic:

     The Company maintains two qualified noncontributory, defined benefit pension plans covering the majority of its U.S. (domestic) employees: the Alpharma Inc. Pension Plan and the frozen Faulding Inc. Pension Plan. The benefits are based on years of service and the employee's highest consecutive five years compensation during the last ten years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the Plan's assets will approximate the accumulated benefit obligation ("ABO"). The plan assets are held under two custodians and two investment managers. Plan assets are invested in equities, government securities and bonds. In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to certain employees.

     The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired eligible employees are required to contribute for coverage as if they were active employees.

     The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 2004, 2003 and 2002 expense was 6.00%, 6.25% and 6.75%, respectively. The health care cost trend rate was 9% for 2005, declining to 5% for 2009, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.

Benefit Obligations

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2004	2003	2004	2003
Projected benefit obligation at beginning of year	$44,160	$35,815	$3,364	$3,421
Service cost	4,645	3,982	78	100
Interest cost	2,977	2,609	192	225
Plan participants' contributions	--	--	67	63
Actuarial (gain) loss	(2,760)	2,611	(390)	(129)
Benefits paid	(977)	(857)	(344)	(316)
Projected benefit obligation at end of year	48,045	44,160	2,967	3,364

     The accumulated benefit obligation for the pension plans at the end of 2004 and 2003 was $37,765 and $31,809, respectively.

Alpharma Inc. uses a measurement date of December 31 for its pension plans and other postretirement plans.

Plan Assets

	Pension Benefits		Postretirement Benefits
Change in plan assets
Fair value of plan assets at beginning of year	28,964	19,206	--	--
Actual return on plan assets	2,059	3,643	--	--
Employer contribution	4,045	7,150	277	253
Adjustment	--	(178)	--	--
Plan participant contributions	--	--	67	63
Benefits paid	(977)	(857)	(344)	(316)
Fair value of plan assets at end of year	34,091	28,964	--	--

     Employer contributions and benefits paid in the above table for the pension plans primarily include those amounts contributed directly to, or paid directly from plan assets.

     The asset allocation for the Alpharma Inc. Pension Plan at the end of 2004 (FV Plan assets $26,296) and 2003, and the target allocation for 2005, by asset category, follows. The asset allocation for the Faulding Inc. Pension Plan was 60% equities and 40% debt securities at the end of 2004 (FV Plan assets $7,795). The fair value of plan assets for these plans is $34,091 and $28,964 at the end of 2004 and 2003, respectively. The expected long-term rate of return on these plan assets was 8.75% in 2004 and 2003.
	Target Allocation	Percentage of Plan Assets at Year End
	2005	2004	2003
Asset Category
Equity Securities	70% - 80%	75%	75%
Debt Securities	15% - 25%	20%	19%
Cash	0% - 10%	5%	6%
Real Estate	0%	--	--
Other	0%	--	--
Total		100%	100%

The investment strategy for pension plan assets is to invest in a diversified, professionally managed portfolio of equity and fixed income investments. Equities are typically selected from the S&P 500 in proportion to the S&P 500's sector weightings. Fixed income investments consist of government bonds, high quality corporate bonds and mortgage backed securities.

Funded Status

     The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net liability recognized for the years ended December 31, 2004 and 2003.

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Funded status	$(13,955)	(15,196)	(2,967)	(3,364)
Unrecognized net actuarial loss	10,015	12,810	1,168	1,627
Unrecognized net transition obligation	--	6	26	29
Unrecognized prior service cost (benefit)	(337)	(405)	(542)	(667)
Accrued benefit cost	$(4,277)	$(2,785)	$(2,315)	$(2,375)

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
End of Year
Prepaid benefit cost	$455	$236	$ --	$--
Accrued benefit cost	(4,732)	(3,021)	(2,315)	(2,375)
Additional minimum liability	--	(456)	--	(989)
Intangible assets	--	--	--	--
Accumulated other comprehensive income	--	456	--	989

Net amount recognized	$(4,277)	$(2,785)	$(2,315)	$(2,375)

     At the end of 2004 and 2003 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:
	2004	2003
End of Year
Projected benefit obligation	$(48,045)	$(44,160)
Accumulated benefit obligation	(37,765)	(31,809)
Fair value of plan assets	34,091	28,964
Unfunded accumulated benefit obligation	$(3,674)	$(2,845)

     Expected Cash Flows

Information about expected cash flows for the plans follows:

Employer Contributions

	Pension Benefits	Postretirement Benefits
2005 Expected	$4,000	$ 200

Expected Benefit Payments

2005	$602	$200
2006	666	220
2007	763	240
2008	844	259
2009	931	277
2010 - 2014	8,027	1,998

			Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Weighted-average assumptions used to determine obligations as of December 31
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected return on plan assets	8.75%	8.75%	N/A	N/A
Rate of compensation increase	4.25%	4.25%	N/A	N/A

     The expected rate of return on plan assets was determined by applying the Company's target asset allocations to long-term historical rates of return, as disclosed annually by Ibbotson Associates for stocks, bonds, and treasury bills. These amounts are compared to the current investment management plan, which as of December 31, 2004 had an annualized rate of return of approximately 8.73% since its current investment advisory was hired in June 1995.

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost
Service cost	$4,645	$3,982	$3,248	$78	$100	$102
Interest cost	2,977	2,609	2,202	192	225	248
Expected return on plan assets	(2,574)	(1,759)	(2,009)	--	--	--
Net amortization of transition obligation	6	30	30	3	3	18
Amortization of prior service cost	(67)	(78)	(81)	(125)	(125)	--
Recognized net actuarial (gain) loss	550	569	(23)	68	112	54
Net periodic benefit cost	$5,537	$5,353	$3,367	$216	$ 315	$422

Weighted-average assumptions used to determine net cost	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%	N/A	N/A
Rate of compensation increase	4.25%	4.50%	N/A	N/A

     In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company has included approximately $(283) and $(1,514) within other comprehensive income as of December 31, 2004 and December 31, 2003, respectively, for the change in additional minimum pension liability.

     The Company and its domestic subsidiaries also have two defined contribution plans, one qualified and one non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 25%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $2,300 in 2004, 2003 and 2002.

     The disclosure above includes the Company's unfunded benefit for selected executives (Supplemental Pension Plan) that provides for the payment of benefits upon retirement or death. Accrued costs included in the Consolidated Balance Sheet as of December 31, 2004 and 2003 are $4,893 and $2,740, respectively. Included within accrued costs at December 31, 2004 is approximately $1,600 for foreign currency translation associated with a pension agreement. Expense (credit) charged to operations during the years ended December 31, 2004, 2003, and 2002 was approximately $(24), $613 and $1,078, respectively.

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

Benefit Obligations

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$91,765	$65,257
Service cost	5,898	4,964
Interest cost	4,747	4,048
Amendments	237	287
Plan participants' contribution	694	656
Actuarial (gain)/loss	(6,642)	8,941
Benefits paid	(2,665)	(2,056)
Translation adjustment	7,663	9,668
Benefit obligation at end of year	101,697	91,765

     The accumulated benefit obligation for the pension plans at the end of 2004 and 2003 was $81,245 and $71,772, respectively.

Plan Assets

Change in plan assets:
Fair value of plan assets at beginning of year	49,313	37,276
Actual return on plan assets	5,261	1,013
Employer contributions	3,957	5,897
Plan participants' contributions	694	656
Benefits paid	(2,158)	(1,662)
Translation adjustment	3,379	6,133
Fair value of plan assets at end of year	60,446	49,313

Funded Status

Funded status	(41,251)	(42,452)
Unrecognized net actuarial loss	15,993	21,199
Unrecognized transitional obligation	369	497
Unrecognized prior service cost	4,212	4,263
Additional minimum liability	(2,585)	(4,747)
Accrued benefit cost	$(23,262)	$(21,240)

     At the end of 2004 and 2003 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were as follows:
	2004	2003
End of Year
Projected benefit obligation	$101,697	$91,765
Accumulated benefit obligation	81,245	71,772
Fair value of plan assets	60,446	49,313
Unfunded accumulated benefit obligation	$20,799	$22,459

     The Company's Norwegian subsidiary has a government sponsored retirement plan that does not allow for funding. The following table details the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for the Company's Norwegian subsidiary:
	Funded	Non-funded	Total
Projected benefit obligations	$43,796	$8,424	$52,220
Accumulated benefit obligations	$32,764	$6,594	$39,358
Fair value of plan assets	$27,672	N/A	$27,672

	2004	2003
Weighted-average assumptions at year-end:
Discount rate	4.9%	5.3%
Expected return on plan assets	5.5%	5.8%
Rate of compensation increase	3.5%	3.5%

Net Periodic Cost

	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$5,898	$4,964	$3,826
Interest cost	4,747	4,048	3,187
Expected return on plan assets	(3,311)	(2,778)	(2,361)
Amortization of transition obligation	103	8	8
Amortization of prior service cost	309	267	225
Recognized net actuarial loss	825	422	91
Net periodic benefit cost	$8,571	$6,931	$4,976

     The Company's Danish subsidiary has a defined contribution pension plan for salaried employees. Under the plan, the Company contributes a percentage of each salaried employee's compensation to an account which is administered by an insurance company. Pension expense under the plan was approximately $3,400, $2,800 and $2,200 in 2004, 2003 and 2002, respectively.

     The Company has post employment benefit plans in China and Indonesia. Liabilities established under these plans are approximately $900 as of December 31, 2004.

17.   Transactions with A. L. Industrier ASA:

	Years Ended December 31,
	2004	2003	2002
Sales to and commissions received from A. L. Industrier ASA	$ --	$506	$1,925

Compensation received for management services rendered to A. L. Industrier ASA	$148	$423	$381

Inventory purchased from and commissions paid to A. L. Industrier ASA	$ --	$ 9	$ 8

Rent expense	$338	$340	$507

     In 2002 and 2003, the Company and ALI had an administrative service agreement whereby the Company provides management services to ALI. The agreement provided for payment equal to the direct and indirect cost of providing the services subject to a minimum amount. Effective January 1, 2004, the Company and ALI entered into a new administrative service agreement whereby the Company provides management services and rents space to ALI. The agreement provides for payment of a fixed yearly fee of approximately $146. This agreement was approved by the Company's Audit and Corporate Governance Committee.

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

     In 2002, the Company signed a net lease agreement with ALI that provides for the leasing of a parking lot at the Skoyen Facility through an initial term of October 2014 with the possibility of four consecutive five-year renewal terms. The annual rental is 2.4 million Norwegian Kroner. (Approximately $338 at 2004 average exchange rates.)

     In January 2003, the Company divested its Norwegian vitamin business to Nopal, a subsidiary of ALI, for approximately $3,300. The divestiture was a transaction between companies under common control and accordingly, the gain on the sale was accounted for as a capital transaction net of related taxes ($2,267 net increase to Additional Paid-in Capital).

     As required, all of the above related party transactions were approved by the Company's Audit and Corporate Governance Committee.

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

FDA Compliance

     During 2001, the Company received a substantial notice of inspection observations ("483 Report") from the FDA at its USG facility in Baltimore. The 483 Report recorded observed deviations from cGMPs. This inspection resulted in an assertion by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has received monthly updates on the plant's progress against its corrective action plan and has continued to monitor the program. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report. While the number and scope of the comments has declined significantly from the Report received in August 2002, the FDA continues to focus on the facility's need to complete its corrective action plan. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. Representatives of the Company and the Baltimore facility met with Baltimore FDA in the fourth quarter of 2004 to discuss progress on the corrective action plan and to clarify expectations and deliverables. The Company anticipates it will be the subject of another inspection in 2005 at which time the Company will be expected to demonstrate substantial completion of its corrective action. No assurance can be given as to the outcome of this anticipated inspection.

     Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received an FDA 483 Report in January 2003 that recorded observed deviations from cGMPs. The Company submitted a comprehensive response in February 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report in December 2003 alleging continued deficiencies in compliance with FDA regulations. Certain product recalls were included in the original corrective action plan and were completed in 2002 and 2003. The Company completed a significant portion of its corrective actions in 2004, with the remainder estimated for completion by December 2006, subject to FDA's final review and satisfaction with the actions taken. During September 2004, the FDA completed a re-inspection of the Elizabeth facility and issued a 483 Report. The number and scope of the comments declined significantly. The Company has submitted its response and is taking action to address the observations. Prior to the September 2004 inspection, the Company's pending requests for new product approvals involving manufacturing at the Elizabeth plant had been withheld. As a result of this inspection, the Company became eligible to obtain new product approvals at the Elizabeth site. In the fourth quarter of 2004 the FDA issued four new ANDA product approvals involving products to be manufactured at the Elizabeth facility.

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

     In October 2004, the FDA conducted a general inspection at the Company's Skoyen, Norway API plant. As a result of this inspection, the Company received a 483 Report in October that recorded observed deviations from cGMPs. The Company has responded to the FDA. One of the Company's API products manufactured at the Skoyen facility and is included in the scope of the inspection. The effect, if any, of the FDA inspection on the regulatory status of the Skoyen site or the products manufactured at this site will not be known until the FDA reacts to the Company's response to the 483 Report.

Intellectual Property

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on June 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and to the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. The Company filed a motion for summary judgment in both the tablet and capsule litigations claiming non-infringement with respect to both Pfizer's patents. These motions have been decided in the Company's favor by the District Court.

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

     In 2003, the Company received confirmation from the FDA that it has secured eligibility for 180-day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product was triggered in October 2004 for capsules and December 2004 for tablets when Purepac commenced commercial marketing of these gabapentin dosage forms. Concurrently with the Company's launch of gabapentin capsules and tablets, Pfizer launched its authorized gabapentin generic capsules and tablets. In April 2004, the Company entered into agreements with Teva which provided for Teva to share a portion of the Company's potential patent litigation risks regarding the launch of gabapentin and permit Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. The agreement provides for certain payments to the Company (estimated to be $40,000) based on Teva's net sales during the exclusivity period.

     Based upon the Company's launch of its gabapentin product prior to a final decision in the Pfizer patent infringement litigation, there is the possibility that the Company may be liable for monetary damages if the Company is ultimately found to infringe the patent. Such damages could include profits allegedly lost by Pfizer as a result of the Company's entry into the gabapentin market. An award to Pfizer on the theory of lost profits would be material to the Company, even after considering the value of the Teva risk sharing contained in the above-described April 2004 agreement.

     On September 15, 2004, Ivax filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and its gabapentin tablets ANDA. The Company intervened in this matter to protect its interests. On September 17, 2004, the District Court ruled against Ivax's request for final product approval, effectively keeping intact the Company's entitlement to exclusivity on both the gabapentin capsule and tablet products. On September 21, 2004, Ivax appealed the case. Before the appeal was decided, on February 10, 2005, the Company entered into a Settlement Agreement pursuant to which Ivax agreed to dismiss its litigation. In return, the Company agreed to selectively waive its exclusivity for gabapentin capsules and tablets effective as of March 23, 2005 and April 29, 2005, respectively. As a result, Ivax will be eligible to receive final FDA approval for its gabapentin capsule and tablet products on such dates and, if received, will subsequently be permitted to enter into the gabapentin capsule and tablet markets on those dates, prior to the lapse of the Company's first-to-file exclusivity period. Until the Company's selective waivers become effective, however, Ivax shall continue to be prohibited from marketing its gabapentin capsule and tablet products.

     From time to time, the Company has engaged in other "at-risk" launches, similar to the gabapentin launch, where the Company has not at present been, but may be sued by the brand name drug manufacturer company for alleged patent infringement. In the United States and in certain other countries, such lawsuits could seek lost profit damages which, if recovered, could be material to the Company.

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

Medicaid Litigation

     In 2004 many state and local jurisdictions began investigations of or commenced litigation against pharmaceutical manufacturers and distributors growing out of pharmaceutical pricing practices that allegedly defrauded governmental pharmaceutical reimbursement programs.

     The Company was named as a defendant in three such litigations in 2004 in Massachusetts, Kentucky and New York City.

     In Massachusetts the Company is one of thirteen manufacturers named in a suit brought by the Massachusetts Attorney General in the District Court of Massachusetts. The litigation alleges improprieties by the defendants with respect to pricing practices for certain drugs from 1994 through 2003, for which the Massachusetts Medicaid program provided reimbursement. Massachusetts is seeking statutory and civil penalties, including disgorgement of profits and treble damages from each defendant as may be determined at trial. The defendants filed a joint motion to dismiss in early 2004 and disposition is pending. In Kentucky, the Company and its Purepac subsidiary are two of 41 defendant manufacturers alleged to have engaged in fraudulent promotional marketing and sales practices resulting in inflated prices for certain of their respective products in Kentucky, thereby defrauding the state Medicaid program that paid reimbursements on these drugs. Defendants' answers to the Complaint were submitted in February 2005. In New York City the Company is one of 50 defendants in this action brought by the City of New York alleging that fraudulent Average Wholesale Pricing practices caused the New York State Medicaid program to reimburse drug purchasers at higher than appropriate prices. Procedurally this case is pending inclusion in the Multi-District Litigation being heard in Boston.

     In addition, in 2004, the Company also received notifications of investigation into pricing issues and practices from the State of Nevada, and the State of Florida. The Company is currently complying with these requests. In early 2005, the Company was named as one of many defendants in four more pricing litigations brought by Rockland County, NY, Westchester County, NY and the State of Alabama. The Rockland, NY and Westchester, NY complaints are very similar. The Company is one of 49 defendants in both suits, and they both allege fraudulent and misleading schemes that overcharge the Medicaid program for certain prescription drug products. In the Alabama complaint, the Company is one of 79 named defendants and the allegations include improprieties with respect to pricing practices for certain drug products. The Company is in the process of reviewing and responding to the Complaints in each litigation.

     The State of Illinois, Chenango County, NY, and Onondaga County, NY have named the Company in lawsuits but at the time of this report, the Company has not received service of process. The Company will review and respond to each Complaint in each litigation it receives.

Perrigo Agreement Litigation

     The Federal Trade Commission, in conjunction with various State Attorneys General, completed a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company inter alia: (i) renounced its 180 day Hatch-Waxman marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments from Perrigo. In 2004, the Company entered into a settlement with the FTC and the States whereby the Company agreed to pay $2,500 to the FTC and $750,000 to the States. Five private lawsuits alleging antitrust, unfair competition and restraint of trade have been filed against the Company in connection with this matter. The plaintiffs are seeking treble damages in response to the claims. The Company is in the process of responding to the claims made in the lawsuits.

Chicken Litter Litigation

     The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce manure that contains arsenic. The suit further alleges that the chicken litter, when used as agricultural fertilizer by chicken farmers, causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has filed a claim with its insurance carrier and the carrier has responded by reserving its rights to later reject such claim. In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and therefore has not had the opportunity to form a view on the plaintiff's allegations. Worldwide sales of this product were approximately $24,000 in 2003 and $23,300 in 2004.

Brazilian Tax Claims

     The Company is the subject of several tax claims which aggregate approximately $9,500 by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

     In July 2004, the Company settled outstanding litigation with a contract manufacturer who had supplied product to the Company in prior years and received a $5,300 settlement payment.

Other Litigations

     The Company and its subsidiaries are, from time to time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits on an individual basis should not have a material adverse effect on the consolidated financial position results of operations of the Company or cash flows of the Company.

19.   Leases:

     Rental expense under operating leases for the years ended December 31, 2004, 2003 and 2002 was $13,068, $14,068 and $12,567, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

Years Ending December 31,
2005	$11,090
2006	6,326
2007	3,587
2008	2,616
2009	1,853
Thereafter	666
$26,138

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

A summary of activity in common and treasury stock is as follows:

Class A Common Stock Issued
	2004	2003	2002

Balance, January 1,	40,483,818	39,895,214	32,740,289
Exercise of stock options and other	199,565	209,098	178,838
Restricted stock issued, net of forfeitures	350,430	154,754	--
Employee stock purchase plan	243,948	224,752	276,133
Exchange of 05 Notes	--	--	3,266,850
Exchange of 06 Notes	--	--	3,433,104
Balance, December 31,	41,277,761	40,483,818	39,895,214

Class B Common Stock Issued
	2004	2003	2002

Balance, January 1 and December 31,	11,872,897	11,872,897	11,872,897

Treasury Stock (Class A)	2004	2003	2002

Balance, January 1,	322,947	322,947	295,367
Purchases	7,377	--	27,580
Balance, December 31,	330,324	322,947	322,947

     During 2003 and 2004, the Company issued 154,754 and 370,550 shares of restricted stock, respectively. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Compensation expense related to restricted stock was $3,067 in 2004 and $326 in 2003. A summary of restricted stock activity is as follows:
2004

Outstanding awards - beginning of year	154,754
New awards granted	370,550
Restricted shares forfeited	(20,120)

Outstanding awards - end of year	505,184

Weighted average market value of new awards on award date	$18.31

21.   Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading:

Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.
Interest rate agreements	Occasional	Entered into selectively to fix interest rate for specified periods on variable rate long-term debt.

     At December 31, 2004 and 2003, the Company had forward foreign exchange contracts outstanding with a notional amount of approximately $255,850 and $118,487, respectively. These contracts called for the exchange of Scandinavian and European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2005 and the unrealized gains and losses are not material. The Company does not account for these transactions as hedges under SFAS 133.

     Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     The Company also used interest rate swaps to hedge variable interest rates, in accordance with the requirements of the 2001 Credit Facility. These swaps have matured in 2004.

     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the subordinated notes approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The fair value of the 2005 and 2006 subordinated notes is based on the bid price of the notes, which are publicly traded. The fair value of the 2011 senior notes, which are not publicly traded, have been calculated based on comparable market yields at December 31, 2004 and December 31, 2003, respectively. The estimated fair value of the subordinated notes at December 31, 2004 and 2003 was as follows:

($ in thousands)	2004	2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.75% Convertible Subordinated Notes due 2005	$9,752	$9,813	$34,207	$34,635

3% Convertible Senior Subordinated Notes due 2006	$153,918	$151,369	$147,346	$176,447

8.625% Senior Notes due 2011	$220,000	$229,482	$220,000	$224,400

22.   Stock Options and Employee Stock Purchase Plan:

     Prior to May 19, 2003, the Company granted options to key employees to purchase shares of Class A Common Stock under the 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"). The maximum number of Class A shares available for grant under the Plan was 8,000,000. In addition, the Company had a Non-Employee Director Option Plan (the "Director Plan") which provided for the issue of up to 350,000 shares of Class A Common stock. The exercise price of options granted under the Plan could not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expired from three to ten years after the grant date. Generally, options were exercisable in installments of 25% beginning one year from date of grant. The Plan permitted a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 2004, are options to purchase 27,550 shares with cash appreciation rights, 20,500 of which are exercisable. If an option holder ceased to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which were not vested at the date of termination were forfeited.

     On May 19, 2003, the Company's stockholders approved the Alpharma Inc. 2003 Omnibus Incentive Compensation Plan (the "Incentive Compensation Plan"). The Incentive Compensation Plan permits stock option grants, stock appreciation rights grants ("SARs"), annual incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance units grants, and cash awards. Upon adoption of the Incentive Compensation Plan, no additional options were granted under the previously existing plans and all shares reserved under these existing plans were returned to the Company's supply of authorized but unissued shares, not reserved for any purpose, although outstanding options granted pursuant to the previously existing plans will remain outstanding. Upon adoption, the maximum number of Class A shares available for grant under the Incentive Compensation Plan was 4,750,000 and the number of shares that were permitted to be issued for Awards other than stock options or SARS (both with a grant price equal to at least fair market value at date of grant), were not to exceed a total of 2,000,000 shares. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2004, 3,577,044 shares are available for future grant under all plans.

The table below summarizes the activity of the Plan:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

Balance at December 31, 2001	2,675,308	$31.00	1,125,974	$29.84
Granted in 2002(1)	2,641,204	$13.71
Forfeited in 2002	(934,589)	$31.64
Exercised in 2002	(161,588)	$16.98
Balance at December 31, 2002	4,220,335	$20.57	970,023	$30.58
Granted in 2003(1)	427,900	$17.78
Forfeited in 2003	(494,541)	$20.02
Exercised in 2003	(212,356)	$10.67
Balance at December 31, 2003	3,941,338	$20.85	1,911,398	$25.29
Granted in 2004(1)	383,710	$19.72
Forfeited in 2004	(671,301)	$22.44
Exercised in 2004	(196,887)	$12.31
Balance at December 31, 2004	3,456,860	$20.85	2,091,857	$23.78

     All options granted in 2002, 2003 and 2004 were with exercise prices equal to fair market value of Class A stock on the date of grant.

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Expected life (years)	4.00	4.12	3.79
Expected future dividend yield (average)	0.87%	0.98%	1.20%
Expected volatility	0.58	0.57	0.50

     The risk-free interest rates for 2004, 2003 and 2002 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2004, 2003 and 2002 amounted to 3.2%, 3.0% and 3.8%, respectively. The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 with exercise prices equal to fair market value on the date of grant was $9.31, $8.81 and $6.13, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price

$8.54 - $14.44	1,221,122	7.28	$11.79	606,658	$11.72
$15.85 - $20.98	887,978	8.29	$18.31	248,393	$17.70
$21.05 - $32.25	963,498	4.11	$27.44	852,544	$27.28
$35.00 - $62.56	384,262	1.95	$38.96	384,262	$38.96

$8.54 - $62.56	3,456,860	6.06	$20.85	2,091,857	$23.78

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units that are valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit has a potential value between zero and $200. In 2004, approximately 95,082 performance units were granted under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2006. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 5, "Accounting for Contingencies", the future outcome of the Company's performance measured against peer companies is undeterminable, and therefore the Company has not established a reserve for potential future costs. The potential costs would be $4,754 in 2006 if the Company is in the 50th percentile relative to the peer group and potentially up to $19,016 if the Company is in the 90th percentile relative to the peer group. If the Company had made the computation as of December 31, 2004, the liability would be zero.

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at the fair market value. The Company matches these contributions with an additional contribution equal to 50% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $1,500, $1,400, and $1,250 in 2004, 2003 and 2002, respectively, and are included within operating income.

23.   Supplemental Data:

Other assets and deferred charges at December 31 include:
	2004	2003

Capitalized software cost, net of amortization	$43,509	$46,436
Deferred borrowing costs, net of amortization	8,848	11,914
Equity investment in Wynco, net of distributions	--	5,971
Supplemental Savings Plan	6,410	5,633
Unfunded ABO	2,585	4,746
Deferred tax assets	21,822	20,944
Other	1,961	6,123
	$85,135	$ 101,767

	Years Ended December 31,
	2004	2003	2002

Depreciation expense	$51,745	$49,681	$44,565
Amortization expense	$44,658	$45,520	$38,967
Interest cost incurred:
Interest expense	$56,324	$59,667	$71,496	*
Amortization of loan costs	2,737	3,941	4,727
Subtotal	59,061	63,608	76,223
Capitalized interest	405	167	1,904
Interest cost incurred	$59,466	$63,775	$78,127

Asset impairment and other:
Fixed asset impairment	$15,512	$ --	$ --
Loss on sale of Aquatic Animal Health Group	9,987	--	--
Severance as a result of reorganization	4,243	8,727	6,771
Facility closures	--	--	40,144
Intangible asset impairment	--	--	6,479
Southern Cross and Reporcin	--	--	35,718
	$29,742	$8,727	$89,112

Other income (expense), net:
Profit-sharing income	$17,142	$9,081	$ --
Interest income	2,108	605	1,411
Sale of product license	4,000	--	--
Sale of ANDA	2,000	--	--
Foreign exchange gains (losses), net	2,502	2,467	(5,342)
Litigation/insurance settlements	5,250	1,200	561
Income from Wynco, carried at equity	--	335	1,013
Loss on sale of Wynco	(1,523)	--	--
Proceeds from sale of trademark	474	1,000	--
Other, net	(566)	(2,249)	(573)
	$ 31,387	$ 12,439	$ (2,930)

*    Includes interest expense from discontinued operations of $11 in 2002.

Supplemental cash flow information:

	2004	2003	2002
Cash paid for interest (net of amount capitalized)	$48,089	$54,923	$68,693
Cash paid for income taxes (net of refunds)	$11,564	$2,935	$3,116

Other non-cash operating activities:

Goodwill impairment	$260,000	$--	$66,011
Fixed asset impairments	19,181	--	41,419
Inventory impairments	6,995	--	6,430
Intangible asset impairments	4,450	--	23,502
Other non-cash asset write-downs	1,528	--	7,394
Restricted stock amortization	3,067	326	--
Loss on early extinguishment of debt	2,795	6,909	1,791
Loss on sale of Aquatics business	9,987	--	--
Undistributed earnings of equity subsidiary	--	(78)	(655)
Expense for exchange of convertible notes	--	--	47,961
	$308,003	$7,157	$193,853

Other non-cash financing activities:

Exchange of convertible subordinated notes into equity	$ --	$ --	$110,000

24.   Information Concerning Business Segments and Geographic Operations:

     Prior to 2004, the Company had four reportable segments (IG, API, AH and USHP). As described in Note 1, during 2004, operating results of USHP were disaggregated into USG and BP. Accordingly, the Company now has five reportable segments and prior year information of USHP has been disaggregated into USG and BP. The disaggregation of USHP is based on the manner in which results have been reported internally and does not, in certain instances, reflect arm's length transactions between USG and BP (e.g. BP product is manufactured by USG and transferred at cost). Each business has a segment manager who reports directly to the CEO.

     The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a company-wide Enterprise Resource Planning System and the amortization of restricted stock. Eliminations include inter-segment sales. Geographic revenues represent sales to third parties by country in which the selling legal entity is domiciled. Operating assets directly attributable to business segments are included in identifiable assets (i.e. sum of accounts receivable, inventories, net property, plant and equipment and net intangible assets). Operating assets for BP do not include manufacturing property, plant and equipment but do include an allocation of goodwill based on relative fair values as of the first quarter of 2004. Cash, prepaid expenses, and other corporate and non-allocated assets are included in unallocated. For geographic reporting, long-lived assets include net property, plant and equipment and net intangibles. Segment data includes immaterial inter-segment revenues. No customer accounts for more than 10% of consolidated revenues.

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures

2004
API	$143,199	$72,772		$155,109	$9,508	$25,723
BP	62,399	6,452		198,220	7,770	696
IG	385,006	20,898		651,855	22,222	5,601
USG**	458,562	(287,839)	(b)	442,428	29,081	10,506
Human Pharmaceuticals	1,049,166	(187,717)		1,447,612	68,581	42,526

Animal Health	314,642	24,810		329,870	20,206	5,057
Unallocated	--	(42,687)		226,360	7,616	1,723
Profit-sharing income **	(17,142)	(17,142)		--	--	--
Eliminations	(7,186)	(393)		---	--	--
	$1,339,480	$(223,129)		$2,003,842	$96,403	$49,306

2003
API	$124,485	$65,651		$132,385	$7,683	$13,059
BP	65,258	21,955		198,484	7,738	459
IG	367,766	29,247		625,556	19,297	2,273
USG**	459,408	12,106		741,672	27,222	16,079
Human Pharmaceuticals	1,016,917	128,959		1,698,097	61,940	31,870

Animal Health	295,706	20,133		407,590	20,772	3,985
Discontinued operations*	--	--		--	698	8
Unallocated	--	(39,952)		236,460	11,791	6,756
Profit-sharing income **	(9,081)	(9,081)		--	--	--
Eliminations	(6,257)	(539)		--	--	--
	$1,297,285	$ 99,520		$2,342,147	$95,201	$42,619
2002
API	$83,557	$38,920		$106,504	$6,861	$10,680
BP	39,148	7,160		210,180	8,737	96
IG	319,633	25,806		561,684	17,343	6,627
USG	468,756	59,093		789,487	24,146	21,470
Human Pharmaceuticals	911,094	130,979		1,667,855	57,087	38,873

Animal Health	321,897	(120,941)	(a)	457,593	20,311	25,850
Discontinued operations*				9,463	1,199	1
Unallocated	--	(34,095)		177,527	4,935	9,666
Eliminations	(2,229)	(154)		--	--	--
	$1,230,762	$(24,211)		$2,312,438	$83,532	$74,390

*   Discontinued operations included for identifiable assets depreciation and amortization and capital expenditures. Discontinued operations have been excluded for IG.

**   Metformin ER profit-sharing income included in USG is reclassified as Other income in the Consolidated Statement of Operations.

(a)     Animal Health includes charges to operating income of approximately $66,011 related to the write-off of goodwill, asset impairment charges of approximately $37,100, costs associated with facility closings and related asset write-downs of approximately $45,192 and severance charges of approximately $3,852.

(b)     U.S. Generic Pharmaceuticals includes charges to operating income related to goodwill impairment of $260,000 and fixed asset impairment charges related to a facility of approximately $15,512.

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2004	2003	2002	2004	2003	2002

United States	$809,800	$784,800	$775,000	$593,400	$920,062	$959,800
Norway	84,100	85,500	71,700	67,800	77,600	82,700
Denmark	83,300	69,800	48,400	90,100	73,500	59,100
United Kingdom	122,400	115,000	109,500	207,800	195,500	178,300
Germany	72,400	79,700	66,400	164,700	156,100	133,300

Other foreign (primarily Europe)*	167,480	162,485	159,762	122,835	124,627	122,999
	$1,339,480	$1,297,285	$1,230,762	$1,246,635	$1,547,389	$1,536,199

* Other foreign has been adjusted to exclude discontinued operations.

25.   Selected Quarterly Financial Data (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Full Year
2004
Total revenue	$311,661	$315,975	$297,547	$414,297	$1,339,480
Gross profit	$117,994	$128,273	$115,936	$170,835	$533,038
Net income (loss)	$(3,142)	$594	$(4,668)	$(307,521)	$(314,737)
Earnings (loss) per common share
Basic	$(0.06)	$0.01	$(0.09)	$(5.89)	$(6.05)
Diluted	$(0.06)	$0.01	$(0.09)	$(5.89)	$(6.05)

	First Quarter	Second Quarter (b)	Third Quarter	Fourth Quarter (c)	Total Year
2003
Total revenue	$302,237	$333,018	$315,380	$346,650	$1,297,285
Gross profit	$126,521	$138,845	$116,644	$135,599	$517,609
Net income (loss)	$7,233	$(4,825)	$302	$11,123	$13,833
Earnings per common share
Basic	$0.14	$(0.09)	$0.01	$0.21	$0.27
Diluted	$0.14	$(0.09)	$0.01	$0.21	$0.27

a)    The fourth quarter of 2004 includes the following pretax charges: Approximately $260,000 related to the write-off of goodwill, an asset impairment charge related to a facility of approximately $15,500 and severance charges of approximately $4,200. In addition, an income tax charge of approximately $59,500 was recorded for a valuation allowance for net domestic deferred tax assets.

b)    The second quarter of 2003 includes pretax loss on extinguishment/conversion of debt of $28,408, which is comprised of $22,191 of debt placement fees and $6,217 of deferred debt expense associated with the issuance of $220,000 of 8 5/8% Notes.

c)    The fourth quarter of 2003 includes pretax charges of $8,727 related to reorganization, refocus and other actions.

26.      Guarantor and Nonguarantor Condensed Consolidated Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the consolidating balance sheet as of December 31, 2004 and December 31, 2003 and the related statements of operations and cash flows for the twelve months ended December 31, 2004 and 2003 for:
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

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,614	$774	$102,824	$ --	$105,212
Accounts receivable, net	32,851	97,588	96,152	--	226,591
Inventories	51,997	133,994	134,732	(10,719)	310,004
Prepaid expenses and other	33,239	(13,414)	7,677	2,763	30,265
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,972,659	700,973	1,193,641	(3,867,273)	--
Total current assets	2,092,360	919,915	1,535,026	(3,875,229)	672,072

Property, plant & equipment, net	112,353	137,035	207,908	--	457,296
Goodwill	4,475	141,262	335,104	(2,220)	478,621
Intangible assets, net	40,960	159,487	110,271	--	310,718
Investment in subsidiaries	112,319	534,611	--	(646,930)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	30,528	531	54,076	--	85,135
Total assets	$2,392,995	$1,892,841	$2,242,385	$(4,524,379)	$2,003,842

Current liabilities:
Short term debt	$ --	$16,000	$ 96	$ --	$16,096
Long term debt, current portion	153,670	18,676	--	--	172,346
Accounts payable and accrued expenses	60,387	138,831	103,373	2,430	305,021
Accrued and deferred income taxes	6,248	11,918	25,484	--	43,650
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,092,428	1,603,303	1,171,542	(3,867,273)	--
Total current liabilities	1,312,733	1,788,728	1,300,495	(3,864,843)	537,113

Long term debt:
Senior	220,000	283,293	--	--	503,293
Convertible subordinated notes	10,000	--	--	--	10,000
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(39,790)	40,705	33,770	--	34,685
Other non-current liabilities	6,410	484	28,215	--	35,109

Stockholders' equity:
Class A Common Stock	8,256	--	--	--	8,256
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,073,921	12,347	490,547	(502,894)	1,073,921
Deferred stock cost	(7,443)	--	--	--	(7,443)
Retained earnings	(347,425)	(232,716)	246,104	(13,388)	(347,425)
Accumulated other comprehensive loss	161,602	--	143,254	(143,254)	161,602
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	883,642	(220,369)	879,905	(659,536)	883,642
Total liabilities & stockholders' equity	$2,392,995	$1,892,841	$2,242,385	$(4,524,379)	$2,003,842

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$(3,372)	$5,105	$56,890	$--	$58,623
Accounts receivable, net	44,293	114,798	99,380	--	258,471
Inventories	75,732	114,707	127,405	(8,567)	309,277
Prepaid expenses and other	14,284	40,408	8,645	3,283	66,620
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,002,901	940,145	1,142,180	(4,085,226)	--
Total current assets	2,133,838	1,215,163	1,434,500	(4,090,510)	692,991

Property, plant & equipment, net	117,751	165,404	198,399	--	481,554
Goodwill	4,912	405,619	310,291	(2,657)	718,165
Intangible assets, net	49,318	179,714	118,638	--	347,670
Investment in subsidiaries	327,406	515,779	--	(843,185)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	35,708	12,231	53,828	--	101,767
Total assets	$2,668,933	$2,493,910	$2,115,656	$(4,936,352)	$2,342,147

Current liabilities:
Short term debt	$--	$9,500	$---	$--	$9,500
Long term debt, current portion	--	23,660	1,747	--	25,407
Accounts payable and accrued expenses	66,139	120,551	106,198	--	292,888
Accrued and deferred income taxes	16,108	163	14,170	--	30,441
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,086,637	1,846,492	1,152,097	(4,085,226)	--
Total current liabilities	1,168,884	2,000,366	1,274,212	(4,085,226)	358,236

Long term debt:
Senior	220,000	348,909	31,787	--	600,696
Convertible subordinated notes	181,553	--	--	--	181,553
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	28,342	--	38,675
Other non-current liabilities	5,166	1,481	25,604	--	32,251

Stockholders' equity:
Class A Common Stock	8,092	--	--	--	8,092
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,059,104	12,605	491,137	(503,742)	1,059,104
Deferred stock cost	(2,667)	--	--	--	(2,667)
Retained earnings	(23,284)	82,810	187,792	(270,602)	(23,284)
Accumulated other comprehensive loss	94,531	--	76,782	(76,782)	94,531
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,130,736	95,415	755,712	(851,126)	1,130,736
Total liabilities & stockholders' equity	$2,668,933	$2,493,910	$2,115,656	$(4,936,352)	$2,342,147

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2004
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$338,788	$518,551	$620,038	$(137,897)	$1,339,480
Cost of sales	233,720	366,072	344,547	(137,897)	806,442
Gross profit	105,068	152,479	275,491	--	533,038
Selling, general and administrative expenses	104,595	452,440	199,132	--	756,167
Operating income (loss)	473	(299,961)	76,359	--	(223,129)
Interest expense	(36,618)	(20,519)	(1,924)	--	(59,061)
Other income (expense), net	(1,963)	26,691	3,864	--	28,592
Equity in earnings of subsidiaries	(274,547)	55,238	--	219,309	--
Income before taxes	(312,655)	(238,551)	78,299	219,309	(253,598)
Provision (benefit) for income taxes	2,082	35,996	23,061	--	61,139
Net income (loss)	$(314,737)	$(274,547)	$55,238	$219,309	$(314,737)

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

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004
(in thousands)

	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$27,463	$58,088	$100,611	$ --	$186,162
Investing Activities
Capital expenditures	(4,805)	(11,202)	(33,299)	--	(49,306)
Proceeds from sale of Wynco	--	17,000	--	--	17,000
Proceeds from sale of AAHD	--	--	4,400	--	4,400
Purchase of businesses & intangibles, net of cash required	(286)	(12,857)	(1,501)	--	(14,644)
Net cash used in investing activities	(5,091)	(7,059)	(30,400)	--	(42,550)
Financing Activities:
Increase (decrease) in short-term debt	--	6,500	78	--	6,578
Reduction of senior long-term debt	--	(95,600)	(32,520)	--	(128,120)
Proceeds from senior long-term debt	--	25,000	--	--	25,000
Proceeds from issuance of stock	7,027	111	--	--	7,138
Reduction of convertible debt	(24,455)	--	--	--	(24,455)
Net change in daylight overdraft	2,885	17,107	--	--	19,992
Change in long-term intercompany rec/pay	--	--	--	--	--
Change in investment in subsidiaries	--	--	--	--	--
Change in intercompany dividends	8,479	(8,479)	--	--	--
Change in treasury stock	(229)	--	--	--	(229)
Payment of debt issuance costs	(1,689)	--	--	--	(1,689)
Dividends paid	(9,404)	--	--	--	(9,404)
Net cash provided by (used in) financing activities	(17,386)	(55,361)	(32,442)	--	(105,189)
Net cash flows from exchange rate changes	--	--	8,166	--	8,166
Increase (decrease) in cash	4,986	(4,332)	45,935	--	46,589
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	$ 1,614	$ 773	$ 102,825	$ --	$105,212

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003
(in thousands)

	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 57,972	$38,751	$58,347	$ --	$155,070
Investing Activities
Capital expenditures	(7,329)	(16,554)	(18,736)	--	(42,619)
Proceeds from sale of property	2,355	--	--	--	2,355
Proceeds from sale of subsidiary	5,967	--	--	--	5,967
Purchase of businesses & intangibles, net of cash required	(2,093)	(84)	(3,075)	--	(5,252)
Net cash used in investing activities	(1,100)	(16,638)	(21,811)	--	(39,549)
Financing Activities:
Increase (decrease) in short-term debt	--	(10,500)	27	--	(10,473)
Reduction of senior long-term debt	(319,789)	(2,499)	(1,676)	--	(323,964)
Proceeds from senior long-term debt	248,000	--	--	--	248,000
Proceeds from issuance of stock	11,321	--	--	--	11,321
Net change in daylight overdraft	104	1,826	--	--	1,930
Change in long-term intercompany rec/pay	8,456	(8,456)	--	--	--
Change in investment in subsidiaries	--	--	--	--	--
Change in intercompany dividends	--	--	--	--	--
Change in treasury stock	--	--	--	--	--
Payment of debt issuance costs	(576)	--	--	--	(576)
Dividends paid	(9,320)	--	--	--	(9,320)
Net cash provided by (used in) financing activities	(61,804)	(19,629)	(1,649)	--	(83,082)
Net cash flows from exchange rate changes	--	--	2,221	--	2,221
Increase (decrease) in cash	(4,932)	2,484	37,108	--	34,660
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	$(3,372)	$5,105	$56,890	$--	$58,623

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