Form 10-Q/A
period 2004-03-31
ALPHARMA INC
filed 2005-04-13
CIK 730469

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

This amendment to the Form 10-Q for the quarter ended March 31, 2004 (this "Form 10-Q") of Alpharma Inc. (the "Company") is being filed to restate certain information contained in Item 1 - Notes to Consolidated Condensed Financial Statements, Notes 6 and 14, Item 2 - Management Discussion and Analysis of Financial Conditions and Results of Operations, and Item 4, Controls and Procedures. The purpose is to disaggregate the former reporting segment US Human Pharmaceuticals, into two segments; US Generic Pharmaceuticals and Branded Pharmaceuticals, effective in the first quarter of 2004, as a result of changes in the Company's internal reporting of financial information at that time. The consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows are not affected and have not been restated. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of March 31, 2004 and December 31, 2003	4
	Consolidated Statement of Operations for the Three Months Ended March 31, 2004 and 2003	5
	Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6
	Notes to Consolidated Condensed Financial Statements	7 - 26
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	27 - 34
Item 3	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4	Controls and Procedures	34 - 36
PART II. Item 1	OTHER INFORMATION Legal Proceedings	37
Item 6	Exhibits and Reports on Form 8-K	37
	Signatures	38

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

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2003 Annual Report on Form 10-K/A. The reported results for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations. (See also Footnote 1A).

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

      1A.   Financial Statement Restatement

     The Company is restating its consolidated Condensed Financial Statements for the three months ended March 31, 2004, to reflect the disaggregation of its former U.S. Human Pharmaceuticals reportable segment into two segments: U.S. Generic Pharmaceuticals (USG) and Branded Pharmaceuticals (BP).

     During the first quarter of 2004, the former U.S. Human Pharmaceuticals ("USHP") segment was reorganized into two segments as the CEO and Board were provided with disaggregated operating results of USG and BP. USG's principal products are generic liquid and topical pharmaceuticals and solid dose oral pharmaceuticals. BP has one branded solid dose product, Kadian. USG and BP sell primarily to wholesalers, distributors, and merchandising chains.

     Accordingly, beginning in the first quarter of 2004, current and prior period information of USHP has been disaggregated into USG and BP. (See Notes 6 and 14.)

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

6.   Goodwill and Intangible Assets (restated):

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

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2003	$347,670

Additions	275
Amortization	(8,829)
Translation adjustment	(1,493)
Write-off of intangibles on sale	(2,206)
Impairments	(299)

Balance, March 31, 2004	$335,118

Accumulated amortization, March 31, 2004	$154,484

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended March 31, 2004, are as follows:
	IG	API	USG	BP	USHP	Total
Balance December 31, 2003	$298,450	$5,906	$ --	$ --	$406,623	$710,979
Foreign exchange translation	(182)	(174)	--	--	--	(356)
Allocation of USHP to USG and BP	--	--	291,404	115,219	(406,623)	--

Balance March 31, 2004	$298,268	$5,732	$291,404	$115,219	$ --	$710,623

     In the first quarter of 2004, the Company reorganized USHP into two reportable segments, US Generic Pharmaceuticals ("USG") and Branded Pharmeceuticals ("BP"). The goodwill of USHP was allocated between the new segments based on the relative fair values at the time of disaggregation.

     The Company, with the assistance of an independent valuation firm, performed a Step 1 impairment test in accordance with FAS 142, as of January 1, 2004, and no impairment was indicated. The Company will perform its required annual test for impairment in the fourth quarter of 2004 or if interim events or circumstances warrant.

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

     During 2001, 2002, 2003 and 2004, the Company received substantial notices of inspection observations ("483 Reports") from the FDA at its USG facilities in Baltimore and Elizabeth, respectively. The 483 Reports recorded observed deviations from, primarily, cGMPs.

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

14.     Business Segment Information (restated)

      Prior to 2004, the Company's businesses were organized in four reportable segments as follows; International Generics ("IG"), Active Pharmaceutical Ingredients ("API"), U.S. Human Pharmaceuticals ("USHP"), and Animal Health ("AH"). During the first quarter of 2004, the former U.S. Human Pharmaceuticals ("USHP") segment was reorganized into two segments as the CEO and Board were provided with disaggregated operating results of USG and BP . USG's principal products are generic liquid and topical pharmaceuticals and solid dose oral pharmaceuticals. BP has one branded solid dose product, Kadian. USG and BP sell primarily to wholesalers, distributors, and merchandising chains. Accordingly, beginning in the first quarter of 2004, the Company has five reportable segments and prior period information of USHP has been disaggregated into USG and BP for comparative purposes. The disaggregation of USHP is based on the manner in which results have been reported internally and does not, in certain instances, reflect arm's length transactions between USG and BP (e.g. BP product is manufactured by USG and transferred at cost). Each business has a segment manager who reports to the CEO. The 2003 information has been revised to conform with the 2004 presentation.

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

	Three Months Ended March 31,
	2004	2003	2004	2003
	Revenues		Operating Income

IG	$90,768	$83,602	$3,407	$7,726
API	33,706	30,786	18,330	16,849
USG(1) (2)	102,120	114,681	(3,431)	10,423
BP (2)	11,521	9,411	(956)	(44)
Total Human Pharmaceuticals	238,115	238,480	17,350	34,954

Animal Health	84,492	66,989	4,196	2,645
Elimination of profit-sharing income(1)	(8,137)	--	(8,137)	--
Unallocated and other eliminations	(2,809)	(3,232)	(10,068)	(9,971)
	$311,661	$302,237	$ 3,341	$27,628

1.  Profit-sharing income is included in USG and is classified as Other income in the Consolidated Statement of Operations.

2.  As noted above, the USG and BP segments were previously combined into one reportable segment. (See Note 1A.)

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

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations
(In millions, except per share data)

     The information for the three months ended March 31, 2004 and 2003 has been amended to reflect the restatement made to the Consolidated Financial Statements as further discussed in Note 1A, "Financial Statement Restatement." This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report. The segment information for USHP has been disaggregated into two segments USG and BP. All periods have been restated to reflect the disaggregation. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.

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

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues		Operating Income (loss)
	2004	2003	2004	2003
International Generics ("IG")	$90.8	$83.6	$3.4	$7.7
Active Pharmaceutical Ingredients ("API")	33.7	30.8	18.3	16.8
USG (1)	102.1	114.7	(3.4)	10.4
BP	11.5	9.4	(1.0)	--
Total Human Pharmaceuticals	238.1	238.5	17.3	34.9
Animal Health (AH) - base	65.3	67.0	4.3	2.6
Wynco Acquisition	19.2	--	(0.1)	--
Total AH	84.5	67.0	4.2	2.6
Profit sharing income (1)	(8.1)	--	(8.1)	--
Unallocated and Eliminations	(2.8)	(3.3)	(10.1)	(9.9)
Total	$311.7	$302.2	$ 3.3	$27.6

(1)     In 2004, profit sharing income is included in USG segment revenues and operating income and is classified as other income in the Consolidated Statement of Operations.

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

     BP revenues (primarily Kadian) increased approximately $2.1 million relative to 2003 but were $1.5 million lower than the fourth quarter 2003 as scripts for Kadian were level with the fourth quarter 2003.

     Revenues of generic products declined $12.6 million due primarily to price declines in both the liquids and semi-solids and solid oral dose business units. Volumes also declined in a number of generic products. Revenues of generic products include approximately $8.1 million earned as a result of a profit sharing agreement on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USG segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER.

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

Gross Profit

      On a Company-wide basis gross profit decreased $8.5 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 37.9% as reported in 2004, versus 41.9% as reported in 2003. The overall gross profit percent in 2004, excluding Wynco was 39.6%

      The decrease in gross margin dollars results primarily from price declines in USG and IG, and volume reductions in API and BP, offset partially by price increases in API and positive currency effects in IG and AH.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $14.8 million (17.5%) in 2004 as compared to 2003. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar $4.6 million (5%), Wynco expenses $3.3 million (4%), severance $5.8 million (7%), and other general increases throughout the company. The 2004 severance costs were $5.8 million which was primarily incurred in USG of $0.5 million, BP of $1.3 million, IG of $1.8 million and Corporate of $2.0 million. 2003 had severance charges totaling $2.7 million primarily incurred in Corporate.

      Research and development expenses increased $1.1 million in 2004 due primarily to planned increases in BP and API. Human Pharmaceutical spending is expected to increase by approximately 25% in 2004 with the majority of the spending in the second half in order to support an increase in regulatory filings.

Operating Income

      Operating income decreased by $24.3 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USG	BP	AH	Unal- located	Total
2003 as reported	$7.7	$16.8	$10.4	$ --	$2.6	$(9.9)	$27.6
2003 severance	--	--	--	--	.7	2.0	2.7
2004 severance	(1.8)	(0.1)	(0.5)	(1.3)	(0.1)	(2.0)	(5.8)
Profit sharing income	--	--	8.1	--	--	(8.1)	--
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(2.5)	1.6	(21.4)	0.3	1.0	(0.2)	(21.2)
2004 as reported	$3.4	$18.3	$(3.4)	$(1.0)	$4.2	$(18.2)	$3.3

     As indicated above, USG accounted for the major portion of the reduction in operating income due mainly to reduced pricing, and higher costs per unit and production delays associated with FDA compliance upgrades.

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

Other, Net

      Other income (expense) netted to $7.7 million in 2004 compared to $0.7 million in 2003. First quarter 2004 includes $8.1 million of income from a USG profit sharing agreement. First quarter 2003 results include $1.2 million of income associated with an insurance recovery. A detail of Other income (expense) follows:
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

      Cash flow from operations for the first three months of 2004 was $61.2 million compared to $20.1 million in 2003. 2004 cash flow increased relative to 2003 primarily due to accounts receivable collections, a significant portion of which is attributable to the timing of the collection of receivables by the U.S. Generic and Brand business. In 2004, accounts receivable balances were reduced by $52.9 million from December 31, 2004, net of foreign exchange. This resulted in a decrease in days sales outstanding by approximately 5 days in 2004. The reduction calculated above has excluded sales of Wynco which were included in the quarter; however, no receivables relating to Wynco are included in either December 31, 2003 or March 31, 2004 balances.

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

      The Company's EBITDA, as defined, is affected most directly by changes in operating income. Operating income in 2004 has been negatively affected by compliance activities in two of USG's plants. Significant corrective action costs have been incurred as a result of the Company's response to the FDA Form 483's issued for the Company's Baltimore and Elizabeth plants. In addition, the corrective action plans have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and no new product introductions during 2003 or through March 31, 2004, from either plant.

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

Based upon a current assessment, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2004, based upon the material weaknesses in internal control over financial reporting described below. The Company's CEO and CFO had originally concluded, at the time the company first filed its Form 10-Q for the quarter ended March 31, 2004, that the Company's disclosure controls and procedures were effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's Exchange Act filings. However, subsequent to the initial conclusion reached by these officers, new information relating to the Company's disclosure controls and procedures came to such officers' attention. Although the Company's CEO and CFO believe that when the Form 10-Q relating to the quarter ended March 31, 2004 was originally filed, that they had reasonable grounds to conclude that the disclosure controls and procedures were effective as of the end of such quarter, they have determined that their original conclusions needed to be revised as reflected above.

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

In addition, as part of the audit of the financial statements for the year ended December 31, 2003, the Company's auditors communicated to the Company's management and Audit Committee two reportable conditions in the internal controls of the former USHP division that, when viewed collectively, constitute a material weakness in the Company's internal controls.

The reportable conditions noted were (i) inadequate staffing and supervision at the USHP division, leading to the untimely identification and resolution of certain accounting matters; and (ii) failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances at the USHP division. These two reportable conditions are related to the USG material weakness described above.

The Company addressed the two reportable conditions by (i) enhancing its overall control environment through extensive changes in USHP leadership, including the appointment of a new President and a new CFO in June 2003, appointing a new VP of Supply Chain and business segment leaders in January 2004 and appointing a new Controller in April 2004; (ii) reorganizing USHP finance and recruiting additional finance personnel; (iii) establishing a new position: Director, Internal Controls and Compliance responsible for monitoring internal controls in the USHP division; (iv) completing a review of significant balance sheet accounts; and (v) continuously assessing risks via newly established business and financial review processes within the USHP division.

Other than as described herein, there were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls and procedures subsequent to the Evaluation Date.

___________

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K/A for the year ended December 31, 2003.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	Separation Letter Agreement between the Company and Michael Nestor, dated March 12, 2004, is filed as an Exhibit to this Report.**

10.2	Separation Letter Agreement between the Company and Kurt Orlofski, dated January 20, 2004, as amended, is filed as an Exhibit to this Report.**

10.3	Asset Purchase Agreement between Wynco, LLC and Iowa Veterinary Supply Co, dated March 24, 2003, is filed as an Exhibit to this Report.**

10.4	Administrative Services Agreement between A.L. Industrier and Alpharma AS, dated January 1, 2004, is filed as an Exhibit to this Report.**

10.5	Alpharma Inc. Change in Control Plan, as amended and restated, effective April 5, 2004, is filed as an Exhibit to this Report.**

10.6	Alpharma Inc. Severance Plan, as amended and restated, effective February 19, 2004, is filed as an Exhibit to this Report.**

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

** Previously filed with original Form 10Q.

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

Alpharma Inc. (Registrant)

Date: April 13, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: April 13, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller