Form 10-Q/A
period 2004-06-30
ALPHARMA INC
filed 2005-04-13
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q/A Amendment 2
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

This amendment to the Form 10-Q for the three and six months ended June 30, 2004 and 2003 (this "Form 10-Q") of Alpharma Inc. (the "Company") is being filed to restate certain information contained in Item 1 - Notes to Consolidated Condensed Financial Statements, Notes 6 and 15, Item 2 - Management Discussion and Analysis of Financial Conditions and Results of Operations, and Item 4, Controls and Procedures. The purpose is to disaggregate the former reporting segment US Human Pharmaceuticals, into two segments; US Generic Pharmaceuticals and Branded Pharmaceuticals, effective in the first quarter of 2004, as a result of changes in the Company's internal reporting of financial information at that time. The consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows are not affected and have not been restated. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of June 30, 2004 and December 31, 2003	4
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2004 and 2003	5
	Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6
	Notes to Consolidated Condensed Financial Statements	7 - 31
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32 - 43
Item 3	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4	Controls and Procedures	43 - 45
PART II. Item 1	OTHER INFORMATION Legal Proceedings	46
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	46
Item 4	Submission of Matters to a Vote of Security Holders	46
Item 6	Exhibits and Reports on Form 8-K	46 - 47
	Signatures	48

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

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2003 Annual Report on Form 10-K/A. The reported results for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations (See also Footnote 1A).

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

1A.   Financial Statement Restatement

     The Company is restating its consolidated Condensed Financial Statements for the three and six months ended June 30, 2004, to reflect the disaggregation of its former U.S. Human Pharmaceuticals reportable segment into two segments: U.S. Generic Pharmaceuticals (USG) and Branded Pharmaceuticals (BP).

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

     Accordingly, beginning in the first quarter of 2004, current and prior period information of USHP has been disaggregated into USG and BP. (See Notes 6 and 15.)

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

6.   Goodwill and Intangible Assets (restated)

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

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Balance, December 31, 2003	$347,670

Additions	549
Amortization	(17,776)
Translation adjustment	(2,258)
Write-off of intangibles on sale	(3,278)
Impairments	(1,750)

Balance, June 30, 2004	$323,157

Accumulated amortization, June 30, 2004	$163,431

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended June 30, 2004, are as follows:
	IG	API	USHP	USG	BP	Total
Balance December 31, 2003	$298,450	$5,906	$406,623	$ --	$ --	$710,979
Foreign exchange translation	(5,012)	(242)	--	--	--	(5,254)
Allocation of USHP to USG and BP	--	--	(406,623)	291,404	115,219	--

Balance June 30, 2004	$293,438	$5,664	$ --	$291,404	$115,219	$705,725

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

	Three Months Ended June 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$97,075	$97,030	$ 8,222	$9,931
API	40,287	35,678	22,550	22,161
USG(1) (2)	100,846	102,763	(4,338)	(9,545)
BP (2)	17,991	29,647	2,783	16,691
Total Human Pharmaceuticals	256,199	265,118	29,217	39,238

Animal Health	71,496	68,803	(4,204)	3,010
Elimination of income(2)	(8,789)	--	(8,789)	--
Unallocated and other eliminations	(2,931)	(903)	(11,813)	(9,540)
	$315,975	$333,018	$ 4,411	$32,708

	Six Months Ended June 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$187,843	$180,632	$ 11,629	$17,657
API	73,993	66,464	40,880	39,010
USG(1) (*2)	202,966	217,444	(7,769)	878
BP (2)	29,512	39,058	1,827	16,647
Total Human Pharmaceuticals	494,314	503,598	46,567	74,192

Animal Health	155,988	135,792	(8)	5,655
Elimination of income(1)	(16,926)	--	(16,926)	--
Unallocated and other eliminations	(5,740)	(4,135)	(21,881)	(19,511)
	$627,636	$635,255	$ 7,752	$ 60,336

(1)  Profit-sharing income of $8,789 and $16,926 for the three and six months ended June 30, 2004, respectively, is included in USG and is classified as Other income in the Consolidated Statement of Operations.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

     The information for the three and six months ended June 30 2003 and 2004 has been amended to reflect the restatement made to the Consolidated Financial Statements as further discussed in Note 1A, "Financial Statement Restatement." This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report. The segment information for USHP has been disaggregated into two segments USG and BP. All periods have been restated to reflect the disaggregation. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.

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

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$187.8	$180.6	$11.6	$17.7
Active Pharmaceutical Ingredients ("API")	74.0	66.5	40.9	39.1
US Generics ("USG")	203.0	217.4	(7.8)	.9
Branded Pharmaceuticals ("BP")	29.5	39.1	1.8	16.6
Total Human Pharmaceuticals	494.3	503.6	46.5	74.3
Animal Health ("AH") - base	131.0	129.5	11.7	7.8
Aquatic Animal Health	5.8	6.3	(11.6)	(2.2)
Wynco Acquisition	19.2	--	(.1)	--
Total AH	156.0	135.8	--	5.6
Metformin ER Profit Sharing Agreement (1)	(16.9)	--	(16.9)	--
Unallocated and Eliminations	(5.8)	(4.1)	(21.8)	(19.6)
Total	$627.6	$635.3	$ 7.8	$60.3

(1)     In 2004, profit sharing income of $16.9 million is included in USG segment revenues and operating income and is classified as Other income in the Consolidated Statement of Operations.

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

     Branded sales of Kadian were approximately $9.6 million lower relative to 2003. In the second quarter of 2003, sales of Kadian were higher due to increased production and sales to wholesalers who had experienced product shortages in the first quarter of 2003. Scripts for Kadian in the first half of 2004 increased approximately 11% compared to the second half of 2003.

     Revenues of USG products declined $14.4 million and include approximately $16.9 million earned as a result of an agreement (the "Metformin ER agreement") on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USHP segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the Metformin ER agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER. Revenues of U.S. generic products, excluding the profit sharing revenues, declined by $31.3 million reflecting significant price and volume declines in both liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition have continued to negatively impact the generic business.

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

      The decrease in gross margin dollars results primarily from price declines in USG and IG, volume declines in BP, offset partially by positive currency effects in IG and AH.

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

Operating Income

      Operating income decreased by $52.5 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USG	BP	AH	Unallocated	Total
2003 as reported	$17.7	$39.1	$ .9	$16.6	$5.6	$(19.6)	$60.3
2003 severance	--	--	--	--	0.7	2.0	2.7
2004 severance	(1.8)	(0.1)	( .5)	(1.3)	(0.1)	(2.0)	(5.8)
Metformin ER Profit Sharing Agreement	--	--	16.9		--	(16.9)	--
Aquatic impairment	--	--	--		(9.5)	--	(9.5)
Litigation accrual	--	--	--		--	(3.0)	(3.0)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(4.3)	1.9	(25.1)	(13.5)	3.3	0.8	(36.9)
2004 as reported	$11.6	$40.9	$(7.8)	$ 1.8	$ --	$(38.7)	$ 7.8

     USG and BP accounted for the major portion of the reduction in operating income due mainly to reduced pricing, lower volume of Kadian sales, and higher costs per unit and production delays associated with FDA compliance upgrades.

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

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$97.1	$97.0	$8.2	$9.9
Active Pharmaceutical Ingredients ("API")	40.3	35.7	22.6	22.2
US Generics	100.8	102.8	(4.3)	(9.5)
Branded Pharmaceuticals	18.0	29.6	2.8	16.7
Total Human Pharmaceuticals	256.2	265.1	29.3	39.3
Animal Health (AH) - base	68.5	65.5	6.7	3.8
Aquatics	3.0	3.3	(10.9)	(0.8)
Total AH	71.5	68.8	(4.2)	3.0
Metformin ER Profit Sharing Agreement (1)	(8.8)	--	(8.8)	--
Unallocated and Eliminations	(2.9)	(0.9)	(11.9)	(9.6)
Total	$316.0	$333.0	$ 4.4	$32.7

(1)     In 2004, profit sharing income of $8.8 million is included in USG segment revenues and operating income and is classified as Other income in the Consolidated Statement of Operations.

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

     Branded sales of Kadian were approximately $11.6 million lower relative to 2003. In the second quarter of 2003 sales of Kadian were higher due to increased production and sales to wholesalers who had experienced product shortages in the first quarter of 2003. Second quarter 2004 scripts for Kadian increased approximately 9% compared to the first quarter 2004.

     Revenues of USG products declined by $2.0 million and include approximately $8.8 million earned as a result of the Metformin ER agreement on the launch of Metformin ER in the fourth quarter of 2003. Such profit sharing income is recorded as revenues for USHP segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the Metformin ER agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER. Revenues of generic products, excluding the profit sharing, declined by $10.8 million reflecting significant price declines in both liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition has continued to negatively impact the generic business.

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

Operating Income

      Operating income decreased by $28.3 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USG	BP	AH	Unallocated	Total
2003 as reported	$9.9	$22.2	$(9.5)	$16.7	$3.0	$(9.6)	$32.7
Aquatic impairment	--	--	--	--	(9.5)	--	(9.5)
Metformin ER Profit Sharing Agreement	--	--	8.8		--	(8.8)	--
Litigation accrual	--	--	--		--	(3.0)	(3.0)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(1.7)	0.4	(3.6)	(13.9)	2.3	0.7	(15.8)
2004 as reported	$8.2	$22.6	$ (4.3)	$ 2.8	$(4.2)	$(20.7)	$ 4.4

     As indicated above, BP and USG accounted for the major portion of the reduction in operating income due mainly to lower volume of Kadian sales and reduced generic pricing, and higher costs per unit and production delays associated with FDA compliance upgrades.

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

Based upon a current assessment, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2004, based upon the material weaknesses in internal control over financial reporting described below. The Company's CEO and CFO had originally concluded, at the time the company first filed its Form 10-Q for the quarter ended June 30, 2004, that the Company's disclosure controls and procedures were effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's Exchange Act filings. However, subsequent to the initial conclusion reached by these officers, new information relating to the Company's disclosure controls and procedures came to such officers' attention. Although the Company's CEO and CFO believe that when the Form 10-Q relating to the quarter ended June 30, 2004 was originally filed, that they had reasonable grounds to conclude that the disclosure controls and procedures were effective as of the end of such quarter, they have determined that their original conclusions needed to be revised as reflected above.

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

Proxies were solicited by Alpharma Inc. and there was no solicitation in opposition to the nominees listed in the proxy statement. All such nominees were elected to the classes indicated in the proxy statement pursuant to the vote of the stockholders as follows:

Class A Directors	Votes For	Withheld

William I. Jacobs	31,942,378	4,206,726
Peter G. Tombros	32,276,135	3,872,969
Farah M. Walters	34,581,335	1,567,769

Class B Directors

Glen E. Hess	11,872,897	0
Jill Kanin-Lovers	11,872,897	0
Ramon M. Perez	11,872,897	0
Einar W. Sissener	11,872,897	0
Robert Thong	11,872,897	0
Ingrid Wiik	11,872,897	0

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits
10.1	Amended and Restated Supply Agreement between Plantex USA, Inc. and Purpac Pharmaceutical Co., dated April 26, 2004 is filed as an Exhibit to this Report.**

10.2	Selective Waiver Agreement by and between Alpharma Inc. and Teva Pharmaceutical Industries Ltd., dated April 26, 2004.**

10.3	Amendment No. 4 to the Credit Agreement, dated as of April 19, 2004, among the Company, Bank of America and other lenders is filed as an Exhibit to this Report.**

10.4	Amendment No. 5 to Bank Credit Agreement, dated as of August 3, 2004, among the Company, Bank of America and other lenders is filed as an Exhibit to the Report.**

31.0	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

** Previously filed with original Form 10Q and Form 10Q/A for quarter ended June 30, 2004.

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

Alpharma Inc. (Registrant)

Date: April 13, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date: April 13, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller