Form 10-Q/A
period 2004-09-30
ALPHARMA INC
filed 2005-04-13
CIK 730469

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

This amendment to the Form 10-Q for the three and nine months ended September 30, 2004 and 2003 (this "Form 10-Q") of Alpharma Inc. (the "Company") is being filed to restate certain information contained in Item 1 - Notes to Consolidated Condensed Financial Statements, Notes 6 and 15, Item 2 - Management Discussion and Analysis of Financial Conditions and Results of Operations and Item 4, Controls and Procedures. The purpose is to disaggregate the former reporting segment US Human Pharmaceuticals, into two segments; US Generic Pharmaceuticals and Branded Pharmaceuticals, effective in the first quarter of 2004, as a result of changes in the Company's internal reporting of financial information at that time. The consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Cash Flows are not affected and have not been restated. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of September 30, 2004 and December 31, 2003	4
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5
	Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6
	Notes to Consolidated Condensed Financial Statements	7 - 31
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32 - 43
Item 3	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4	Controls and Procedures	43 - 46
PART II. Item 1	OTHER INFORMATION Legal Proceedings	47
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	47
Item 6	Exhibits and Reports on Form 8-K	47
	Signatures	48

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

1A.   Financial Statement Restatement

     The Company is restating its consolidated Condensed Financial Statements for the three and nine months ended September 30, 2004, to reflect the disaggregation of its former U.S. Human Pharmaceuticals reportable segment into two segments: U.S. Generic Pharmaceuticals (USG) and Branded Pharmaceuticals (BP).

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

     Accordingly, beginning in the first quarter of 2004, current and prior period information of USHP has been disaggregated into USG and BP. (See Notes 6 and 15).

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

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the period ended September 30, 2004, are as follows:
	IG	API	USHP	USG	BP	Total
Balance December 31, 2003	$298,450	$5,906	$406,623	$ --	$ --	$710,979
Foreign exchange translation	(2,159)	(124)	--	--	--	(2,283)
Allocation of USHP to USG and BP	--	--	(406,623)	291,404	115,219	--

Balance September 30, 2004	$296,291	$5,782	$ --	$291,404	$115,219	$708,696

     In the first quarter of 2004, the Company reorganized USHP into two reportable segments, US Generic Pharmaceuticals ("USG") and Branded Pharmaceuticals ("BP"). The goodwill of USHP was allocated between the new segments based on the relative fair values at the time of disaggregation.

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

	Three Months Ended September 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$90,496	$87,963	$5,551	$6,176
API	35,845	24,349	17,099	7,877
USG(1) (2)	80,183	118,420	(19,841)	5,967
BP (2)	16,573	13,256	2,725	2,650
Total Human Pharmaceuticals	223,097	243,988	5,534	22,670

Animal Health	74,586	73,914	8,268	7,139

Unallocated and other eliminations(2)	(136)	(2,522)	(13,492)	(9,070)
	$297,547	$315,380	$ 310	$20,739

	Nine Months Ended September 30,
	2004	2003	2004	2003
	Revenues		Operating Income (Loss)

IG	$278,339	$268,595	$17,180	$23,833
API	109,838	90,813	57,979	46,887
USG(1) (2)	283,149	335,864	(27,610)	6,845
BP(2)	46,085	52,314	4,552	19,297
Total Human Pharmaceuticals	717,411	747,586	52,101	96,862

Animal Health	230,574	209,706	8,260	12,794
Elimination of income(1)	(17,142)	--	(17,142)	--
Unallocated and other eliminations	(5,660)	(6,657)	(35,157)	(28,581)
	$925,183	$950,635	$8,062	$81,075

1)  Metformin ER profit-sharing income of $216 and $17,142 for the three and nine months ended September 30, 2004, respectively, is included in USHP and is classified as Other income in the Consolidated Statement of Operations.

2)  As noted above, the USG and BP segments were previously combined into one reportable segment. (See Note 1A.)

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

     The information for the three and nine months ended September 30, 2003 and 2004 has been amended to reflect the restatement made to the Consolidated Financial Statements as further discussed in Note 1A, "Financial Statement Restatement." This information should be read in conjunction with the information contained in the Consolidated Financial Statements, and Notes thereto appearing elsewhere in this Quarterly Report. The segment information for USHP has been disaggregated into two segments USG and BP. All periods have been restated to reflect the disaggregation. This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.

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

The following summarizes revenues and operating income by segment:

Nine Months Ended September 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$278.3	$268.6	$17.2	$23.9
Active Pharmaceutical Ingredients ("API")	109.9	90.8	58.0	46.9
US Generics ("USG") (1)	283.1	335.9	(27.6)	6.8
Branded Pharmaceuticals ("BP")	46.1	52.3	4.5	19.3
Total Human Pharmaceuticals	717.4	747.6	52.1	96.9
Animal Health (AH) - base business	204.4	198.5	20.2	14.6
Aquatic Animal Health	7.0	11.2	(11.8)	(1.8)
Wynco Acquisition	19.2	--	(0.1)	--
Total AH	230.6	209.7	8.3	12.8
Metformin ER Profit Sharing Agreement (1)	(17.1)	--	(17.1)	--
Unallocated and Eliminations	(5.7)	(6.7)	(35.2)	(28.6)
Total	$925.2	$950.6	$8.1	$81.1

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

     Revenues of USG products declined by $52.8 million and include approximately $17.1 million earned as a result of an agreement (the "Metformin ER agreement") on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USG segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations. Under the Metformin ER agreement, Alpharma and Ivax agreed to share profits during the 180 day exclusivity period. In return, Alpharma withdrew a lawsuit which challenged Ivax's first to file status on Metformin ER. Revenues of U.S. generic products, excluding the profit sharing revenues, declined by $69.9 million reflecting significant price and volume declines in both liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition have continued to negatively impact the generic business.

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

      The decrease in gross margin dollars results primarily from price and volume declines in USG, volume declines in BP, price declines in IG, offset partially by positive currency effects, increased prices and volumes in API and lower costs and product mix in AHD.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $28.8 million (11.3%) in 2004 as compared to 2003. The increase is primarily attributable to translation of foreign currencies into the U.S. dollar $10.0 million (3%), increases in BP's Kadian sales force $6.0 million (1.7%), Wynco expenses $3.3 million (1%) and severance costs of $3.1 million (2%). 2004 severance costs totaled $5.8 million and were primarily incurred in USHP ($1.8 million), IG ($1.8 million) and Corporate ($2.0 million). 2003 had severance charges totaling $2.7 million, primarily incurred in Corporate.

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

Operating Income

      Operating income decreased by $68.4 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USG	BP	AH	Unallocated	Total
2003 as reported	$23.9	$46.9	$6.8	$19.3	$12.8	$(28.6)	$81.1
2003 severance	--	--	--	--	0.7	2.0	2.7
2004 severance	(1.8)	(0.1)	( .5)	(1.3)	(0.1)	(2.0)	(5.8)
Metformin ER Profit Sharing Agreement	--	--	17.1	--	--	(17.1)	--
Aquatic loss, primarily asset impairment	--	--	--	--	(10.0)	--	(10.0)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	(4.9)	11.2	(51.0)	(13.5)	4.9	(6.6)	(59.9)
2004 as reported	$17.2	$58.0	$(27.6)	$ 4.5	$ 8.3	$(52.3)	$8.1

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

Other Income (Expense), Net

      Other income (expense) netted to $28.9 million in 2004 compared to $2.5 million in 2003. 2004 results include $17.1 million of income from a USG Metformin ER agreement. In addition, 2004 results include income of $6.0 million related to the sales by USG of a product license and an ANDA as well as income of $5.3 million related to a legal settlement. A detail of Other income (expense) follows:
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

The following summarizes revenues and operating income by segment:

Three Months Ended September 30,	Revenues		Operating Income (Loss)
	2004	2003	2004	2003
International Generics ("IG")	$90.5	$88.0	$5.6	$6.2
Active Pharmaceutical Ingredients ("API")	35.8	24.3	17.1	7.9
US Generics ("USG")	80.2	118.4	(19.8)	6.0
Brand Pharmaceuticals ("BP")	16.6	13.3	2.7	2.6
Total Human Pharmaceuticals	223.1	244.0	5.6	22.7
Animal Health (AH) - base business	73.4	68.9	8.5	8.9
Aquatics	1.2	5.0	(0.2)	(1.8)
Total AH	74.6	73.9	8.3	7.1
Unallocated and Eliminations	(0.2)	(2.5)	(13.6)	(9.1)
Total	$297.5	$315.4	$ 0.3	$ 20.7

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

     Revenues of USG products, declined by approximately $38.2 million reflecting significant price and volume declines in liquids, semi-solids and solid oral dose product lines. The lack of new products, production inefficiencies related to remediation activities and continued competition has continued to negatively impact the generic business. In addition, the Company limited incentives to wholesalers, which lowered sales in the quarter.

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

      The decrease in gross margin dollars results primarily from price and volume declines in USG offset partially by positive currency effects in IG and increased volume and price for API.

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

Operating Income

      Operating income decreased by $20.4 million. The Company believes the change in operating income can be approximated as follows:
	IG	API	USG	BP	AH	Unallocated	Total
2003 as reported	$6.2	$7.9	$6.0	$2.6	$7.1	$(9.1)	$20.7
Impairments and litigation settlements	--	--	(3.7)	--	--	(1.7)	(5.4)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	(0.6)	9.2	(22.1)	.1	1.2	(2.8)	(15.0)
2004 as reported	$ 5.6	$ 17.1	$(19.8)	$ 2.7	$ 8.3	$ (13.6)	$ 0.3

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

Based upon a current assessment, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2004, based upon the material weaknesses in internal control over financial reporting described below. This conclusion is consistent with the conclusion the Company's CEO and CFO had originally reached, at the time the company first filed its Form 10-Q for the quarter ended September 30, 2004, that the Company's disclosure controls and procedures were not effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's Exchange Act filings. The Company's conclusion at the time the Form 10-Q for the three months ended September 30, 2004 was originally filed, was based upon an exception to established control procedures noted by the Company's independent auditors in connection with their review of the third quarter financial statements. The exception resulted in a positive adjustment of $800 to the Company's operating income. Because of the relative magnitude of the adjustment ($800) to the Company's third quarter pre-tax loss of $6,416 ($7,240, before the adjustment), this exception was considered a material weakness in internal controls. The Company's independent registered public accounting firm concurs with and the Audit Committee is aware of, management's assessment of the material weakness. Details of the exception are described below. The Company has reemphasized the procedures that gave rise to this exception.

During the second quarter and continuing in the third quarter of 2004, the Company commenced testing its internal controls over financial reporting. The Company's documentation and testing identified certain gaps in the design and effectiveness of internal controls over financial reporting. As described above, at September 30, 2004, in connection with their review of manufacturing variances incurred during the third quarter, USHP management did not capitalize certain variances incurred due to their nature and lower of cost or market considerations. During their review of the third quarter financial statements, the Company's auditors requested certain additional detailed analysis supporting management's decision not to capitalize certain USHP manufacturing variances. Based upon this analysis, the Company recorded an adjustment of approximately $800 to increase the amount of manufacturing variances capitalized in inventory resulting in an increase in operating income at USHP. The Company is reemphasizing the procedures that gave rise to this exception to control procedures in addition to remediating the control gaps highlighted by management documentation and testing of internal controls over financial reporting.

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
10.2

Amendment Number One to the Selective Waiver Agreement and the Amended and Restated Supply Agreement, dated as of September 24, 2004 among the Company, Purepac Pharmaceutical Co., Teva Pharmaceutical Industries Ltd. and Plantex USA, Inc. is filed as an Exhibit to this Report.**

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

** Previously filed with original Form 10Q or Form 10Q/A for the quarter ended September 30, 2004.

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