Form 10-K/A
period 2004-12-30
ALPHARMA INC
filed 2005-04-29
CIK 730469

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004


                           COMMISSION FILE NO. 1-8593

                                 ALPHARMA INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-2095212
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

             ONE EXECUTIVE DRIVE,                                  07024
             FORT LEE, NEW JERSEY                                (Zip code)
   (Address of principal executive offices)

                                 (201) 947-7774
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
     Class A Common Stock, $.20 par value                 New York Stock Exchange
   Subordinated Convertible Notes due 2005                New York Stock Exchange
Convertible Senior Subordinated Notes due 2006            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the act).  Yes [X]     No [ ]

     The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of June 30, 2003 was $860,227,000 and as of March 14, 2005 was $562,405,000.

     The number of shares outstanding of each of the Registrant's classes of common stock as of March 14, 2005 was:

           Class A Common Stock, $.20 par value -- 40,961,761 shares; Class B Common Stock, $.20 par value -- 11,872,897 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     This amendment to the annual report on Form 10-K for the year ended December 31, 2004 (this "Form 10-K/A") of Alpharma Inc. (the "Company") is being filed solely to include the information required by Part III of Form 10-K pursuant to General Instruction G(3) of Form 10-K because the Company's definitive proxy statement for its 2005 annual meeting of shareholders to be held on June 23, 2005 (the "Proxy Statement") will be filed more than 120 days after the end of the Company's fiscal year. The Company currently expects to file the Proxy Statement on or about May 20, 2005. The original Form 10-K is also amended hereby to delete the reference on the cover page thereof to the incorporation by reference of the Proxy Statement in Part III of such report. Except as set forth in the remainder of this Explanatory Note, no other information in the original filing is amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of March 31, 2005.

     The Company has determined that it was not in compliance at December 31, 2004 and 2003 with certain debt covenants related to its 8 5/8% Senior Notes due 2011(the "Senior Notes") relating to the timely payments of liquidated damages due to its Senior Note holders and timely filing of certain certificates required in the covenants to the Senior Notes at December 31, 2004 and 2003. The Company has subsequently cured the defaults relating to the liquidated damages and certain of the certificates and intends to cure the remaining certificate defaults concurrent with the filing of the 10-K/A discussed below.

     In addition, certain defaults under the Senior Notes were also defaults under certain covenants under the Company's Senior Credit Facility ("Senior Credit Facility"). However, since these triggering defaults under the Senior Notes have now been cured, and the Company has notified the Bank Administrative Agent of the existence and subsequent cure of such defaults, these defaults under the Senior Credit Facility have been cured and such facility is not currently callable.

     In addition, in connection with its April 2005 review of debt covenants, the Company discovered that it had not made a timely filing of its December 31, 2003 compliance certificate with the trustee for the 3.0% Convertible Senior Subordinated Notes due 2006 ("06 Notes"). The Company has filed the required certificate with the trustee for the 06 Notes and therefore has cured this default.

     As a result of these defaults, the Company intends to file, during the week of May 2, 2005, a further Form 10-K/A (to amend Item 1 of Part I; Items 6, 7, 8, and 9 of Part II; Part IV and such other Items as may be necessary) for the year ended December 31, 2004 and amend its reports on Form 10-Q for the quarters ended September 30, 2003 and March 31, June 30 and September 30, 2004 to, among other things, update disclosures related to internal controls and compliance with debt covenants and to revise the financial statements included therein to reclassify certain debt as current on the Company's consolidated balance sheet at December 31, 2003 and 2004 and at September 30, 2003 and March 31, June 30 and September 30, 2004 ($503,293,000 at December 31, 2004 and other amounts at each of the other balance sheet dates). The Company expects that beginning with the filing of the Form 10Q for the period ending March 31, 2005, the balance sheet classification of the debt will reflect these debt instruments as long-term based on the curing of the defaults described above.

     The Company has concluded that an additional material weakness in internal control over financial reporting existed as of December 31, 2004 because it did not maintain effective controls to ensure the appropriate review and monitoring of compliance with certain of its debt covenants. While the Company has a detailed quarterly process for reviewing its compliance with its Senior Credit Facility covenants (the Senior Credit Facility contains the most restrictive covenants and unlike the Senior Notes imposes "maintenance" covenants), a comparable process did not exist as of December 31, 2004 for the Senior Notes and the 06 Notes. This control deficiency resulted in the Company failing to comply with certain of its debt covenants. As a result of this control deficiency the Company will be restating its financial statements to reclassify certain debt as current on the Company's consolidated balance sheet at December 31, 2003 and 2004 and at September 30, 2003 and March 31, June 30 and September 30, 2004 and to amend its disclosures related to debt covenant compliance. This control deficiency could result in a misstatement of debt and the related disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Because of the existence of other material weaknesses, the Company's management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

CLASS A DIRECTORS:

             NAME                AGE                   PRINCIPAL BUSINESS EXPERIENCE
             ----                ---                   -----------------------------
William I. Jacobs..............  63     Director of the Company since May 2002. From 2000 to 2002,
                                        Managing Director and Chief Financial Officer of NewPower
                                        Holdings, Inc., a retail energy company that filed a
                                        Chapter 11 bankruptcy petition in June 2002 and is
                                        currently liquidating. Senior Executive Vice President of
                                        MasterCard International, the credit card company, from
                                        1995 to 2000. Director of Investment Technology Group, an
                                        electronic trading resources company, Global Payments, a
                                        payment processing services company, and Asset Acceptance
                                        Capital Corp., a company that purchases and collects on
                                        consumer debt from credit issuers. Chairman of the
                                        Company's Audit and Corporate Governance Committee and
                                        Member of the Company's Compensation Committee.

Finn Berg Jacobsen.............  64     Director of the Company since April 2005. Senior Advisor
                                        since 2005 with Bahr Law, the Norwegian law firm. Engaged
                                        by Telenor, a Norwegian telecom company that is traded on
                                        the Oslo and NASDAQ Stock Exchanges, to build an internal
                                        audit function to be compliant with the Sarbanes-Oxley Act of 2002. Served as Group Executive Vice President and Chief
                                        of Corporate Staff of Aker-Kvaerner ASA, the Norwegian oil
                                        services company, from February 2002 to March 2005, and as
                                        Acting Chief Financial Officer (from December 2003 to
                                        November 2004) and Chief Financial Officer (from September
                                        2001 to January 2002) for such Company. From 1967 to 2000, served in a variety of positions, including Country
                                        Managing Partner in Norway (from 1977 to 1999), for Arthur
                                        Andersen & Co. Chairman and subsequently member of the
                                        Accounting Advisory Council with the Oslo Stock Exchange,
                                        from 1977 to 2000. Chairman and one of the founders of the
                                        Norwegian Financial Accounting Standards Board, from 1990
                                        to 2000. Chairman of the Control Committee of the Oslo
                                        Stock Exchange from 2000 to 2004.

Peter G. Tombros...............  62     Director of the Company since August 1994. Chief Executive
                                        Officer of VivoQuest, Inc., a private biopharmaceutical
                                        company, since 2001. Former Director, President and Chief
                                        Executive Officer of Enzon, Inc., a developer and marketer of bio-pharmaceutical products, from April 1994 to June
                                        2001. Served in a variety of senior management positions at
                                        Pfizer, Inc., the pharmaceutical company, for 25 years,
                                        including Vice President of Marketing, Senior Vice
                                        President and General Manager of the Roerig Pharmaceuticals
                                        Division, Executive Vice President of Pfizer
                                        Pharmaceuticals Division, Director, Pfizer Pharmaceuticals
                                        Division, Vice President-Corporate Strategic Planning, and
                                        Vice President-Corporate Officer of Pfizer, Inc. Director
                                        of NPS Pharmaceuticals, Inc., a biotechnology company,
                                        Icoria, Inc., also a biotechnology company, and Cambrex
                                        Corp., a supplier of human health and bioscience products
                                        to the life sciences industry. Member of the Company's
                                        Audit and Corporate Governance Committee, Executive and
                                        Finance Committee and Compensation Committee.

             NAME                AGE                   PRINCIPAL BUSINESS EXPERIENCE
             ----                ---                   -----------------------------

Farah M. Walters...............  60     Director of the Company since February 2003. Former
                                        President and Chief Executive Officer of University
                                        Hospitals Health System, Inc. and University Hospitals of
                                        Cleveland, from 1992 to 2002. Served as Executive Director,
                                        Senior Executive Vice President and Member of three person
                                        "Office of the President" of University Hospitals Health
                                        System, Inc. and University Hospitals of Cleveland from
                                        1986 to 2002. Director of Kerr-McGee Corporation, an oil
                                        and gas exploration and production and chemical company,
                                        and PolyOne Corporation, a specialty plastics and chemical company. Member of the Company's Audit and Corporate
                                        Governance Committee and Compensation Committee.

CLASS B DIRECTORS:

             NAME                AGE                   PRINCIPAL BUSINESS EXPERIENCE
             ----                ---                   -----------------------------
Glen E. Hess...................  63     Director of the Company since October 1983. Partner in the law firm of Kirkland & Ellis LLP since 1973. Member of the
                                        Company's Executive and Finance Committee.

Jill Kanin-Lovers..............  53     Director of the Company since February 2003. From 1998 to
                                        2004, Senior Vice President, Human Resources of Avon
                                        Products, Inc., the cosmetics and gifts company, and member of Avon Products, Inc.'s Chairman's Council, Avon's
                                        internal executive committee, and a member of the Board of
                                        Directors for the Avon Foundation. Vice-President, Human
                                        Resources, Global Operations from 1997 to 1998 and Vice
                                        President, Human Resources, U.S. from 1995 to 1997 at IBM
                                        Corp., the computer company. Senior Vice President,
                                        Worldwide Compensation and Benefits at American Express,
                                        the credit card company, from 1991 to 1995. From 1974 to
                                        1991, held a series of senior positions, including managing the Seattle office and serving as the functional head for
                                        all global consulting and support activities, for the total compensation practice of Towers Perrin, a global management consulting firm. Director of Heidrick & Struggles
                                        International, Inc., a global executive search and
                                        leadership company. Chairman of the Company's Compensation
                                        Committee.

Ramon M. Perez.................  52     Director of the Company since May 2004. Managing Director
                                        of Vela Management Group, Ltd., a consulting practice
                                        focused in the healthcare industry. Formerly served in
                                        executive and senior management positions at Cardinal
                                        Health Inc., a global provider of products and services to healthcare providers and manufacturers, including
                                        President, Specialty Pharmaceutical Products & Services
                                        from 2000 to 2003, Executive Vice President, Supply Chain
                                        Services from 1996 to 1999, and Senior Vice President,
                                        Purchasing from 1994 to 1995. Formerly served in senior
                                        management positions at Baxter International, Inc., a
                                        global developer, manufacturer and distributor of products and services for healthcare and related fields, including
                                        Vice President, Reengineering Team from 1993 to 1994, Vice
                                        President, Corporate Alliances from 1991 to 1993, Vice
                                        President, Purchasing, Hospital Supply Division from 1990
                                        to 1991, Vice President, Marketing, Hospital Supply
                                        Division from 1987 to 1990, and various other positions in its Dietary Products Division from 1978 to 1987, including
                                        Director of Marketing. Member of the Company's Executive
                                        and Finance Committee.

             NAME                AGE                   PRINCIPAL BUSINESS EXPERIENCE
             ----                ---                   -----------------------------

Einar W. Sissener..............  76     Chairman of the Board since 1975. Consultant to the Company since July 1999. Chief Executive Officer of the Company
                                        from June 1994 to June 1999. Member of the Office of the
                                        Chief Executive of the Company from July 1991 to June 1994.
                                        Chairman of the Office of the Chief Executive from June
                                        1999 to December 1999. President, Alpharma AS, from October
                                        1994 to March 2000. President, Apothekernes Laboratorium AS
                                        (now A. L. Industrier ASA), from 1972 to 1994. Chairman of
                                        A. L. Industrier ASA since November 1994. Chairman of the
                                        Company's Executive and Finance Committee.

Robert Thong...................  44     Director of the Company since February 2003. Managing
                                        Director of Datamonitor Healthcare, a division of
                                        Datamonitor plc, a global strategic market analysis
                                        company, since June 2004. Co-Founder, Director and Officer of NovaSecta, a management advisory and executive coaching group, since 2002. Since 1999, Managing Director of Phizz
                                        Rx Limited, a provider of executive advice and consulting
                                        to the life sciences, medical technology and fine chemicals sectors in the U.K. and the U.S. Vice President of
                                        Renaissance Worldwide Strategy Limited, a global consulting company, and its subsidiary COBA Consulting Limited and
                                        leader of the European Biosciences Consulting Team, from
                                        1997 to 1999. Vice President of Gemini Consulting (now Cap
                                        Gemini Ernst & Young), providers of information technology consulting services, from 1990 to 1997. Member of the
                                        Company's Executive and Finance Committee.

Ingrid Wiik....................  60     Vice Chairman of the Board since May 2004 and President,
                                        Chief Executive Officer and Director of the Company since
                                        January 2000. President of Alpharma's International
                                        Pharmaceuticals Division from 1994 to January 2000.
                                        President, Pharmaceutical Division of Apothekernes
                                        Laboratorium A.S. (now A. L. Industrier ASA) from 1986 to
                                        1994. Director of A. L. Industrier ASA since June 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of the Company's stock on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the New York Stock Exchange. Executive officers, directors and greater than 10% beneficial stockholders are required by Commission regulation to furnish the Company with copies of all Forms 3, 4 and 5 that they file. The Company is not aware of any late or missed filings (or other noncompliance), during the 2004 fiscal year, by any of its executive officers, directors and greater than 10% beneficial stockholders with the Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTORS' COMPENSATION

     Pursuant to an agreement between the Company and Mr. Sissener dated July 1, 1999, as amended in March 2004, in 2004 Mr. Sissener received $200,000 for serving as Chairman of the Company's Board of Directors (and as a director of certain of the Company's subsidiaries).

     During 2004, each director (except Mr. Sissener and Ms. Wiik) received an annual directors' fee of $30,000. Each director (except Ms. Wiik) also received a grant of 5,000 Restricted Stock Units (Mr. Sissener received 7,500 Restricted Stock Units) pursuant to the Company's 2003 Omnibus Incentive Compensation Plan, which entitles each such director to receive one share of the Company's Class A Stock upon vesting of each Restricted Stock Unit, one year following the director's retirement from the Board of Directors, subject to acceleration, forfeiture and deferral as set forth in the grant agreements. In addition, each director (except Mr. Sissener and Ms. Wiik) received $1,200 for each meeting of Board of Directors and $1,200 for each Committee meeting attended in person or by telephone. The Chairman of each of the Audit and Corporate Governance and Compensation Committees received an additional payment of $7,500.

     Directors have the ability to participate in the Company's Amended and Restated Deferred Compensation Plan, dated October 12, 1994, through which they may defer receipt of cash compensation, and earn interest quarterly on such deferred amounts, at the rate of two percentage points below the prime rate (as published in the Wall Street Journal), provided such amount shall not exceed 12% or be less than 4%.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 2004, Messrs. Jacobs and Tombros, Ms. Kanin-Lovers and Ms. Walters served on the Compensation Committee. None of these directors have ever been an officer or employee of the Company or any of its subsidiaries or any other company for which an executive officer of the Company serves as a director, nor have they engaged during 2004 in any transaction, had any business relationship, or incurred any indebtedness that would require disclosure in this Form 10-K/A.

SUMMARY OF EXECUTIVE COMPENSATION

     The following table (the "Summary Compensation Table") sets forth annual and long-term compensation paid to, or accrued for, the executive officers named below (the "named executive officers") by the Company or its subsidiaries during 2004, 2003 and 2002:

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                                                 AWARDS
                                                                                        -------------------------
                                                   ANNUAL COMPENSATION                  RESTRICTED    SECURITIES
                                                   -------------------   OTHER ANNUAL     STOCK       UNDERLYING     ALL OTHER
                                                    SALARY     BONUS     COMPENSATION    AWARD(S)    OPTION/SARS    COMPENSATION
NAME AND PRINCIPAL POSITION DURING 2004(1)  YEAR    ($)(2)      ($)         ($)(4)        ($)(5)        (#)(6)         ($)(7)
------------------------------------------  ----   --------   --------   ------------   ----------   ------------   ------------
Ingrid Wiik............................     2004    732,443    284,000           *       891,000        75,000         51,830
  Vice Chairman of the Board,               2003    754,609    213,000           *       965,000       100,000         38,702
  President & Chief Executive Officer       2002    705,000    290,000           *            --       100,000         37,915

Carol A. Wrenn.........................     2004    379,500    190,000           *            --            --         18,005
  President, Animal Health                  2003    368,250    215,000           *       674,188            --         16,774
                                            2002    325,000     80,000           *            --        69,668          7,960

Matthew T. Farrell.....................     2004    450,000    100,000           *       178,200        35,500         17,868
  Executive Vice President &                2003    467,308    115,000           *       216,353        75,000         18,747
  Chief Financial Officer                   2002    305,888    175,000           *            --       100,000         12,136

Ronald N. Warner.......................     2004    338,462    155,000(3)         *      178,200        18,000         17,556
  President,                                2003    300,000    100,000      60,600            --            --          8,991
  Branded Products &                        2002     19,615     75,000           *            --        40,000             24
  Executive Vice President, Compliance,
  Intellectual Property & Human
  Pharmaceuticals Medical & Regulatory
  Affairs

Robert F. Wrobel.......................     2004    410,000     80,000           *            --        25,000         29,845
  Executive Vice President,                 2003    425,769     61,500           *            --            --         26,037
  Chief Legal Officer &                     2002    407,310     90,200           *            --        67,334         22,472
  Secretary

---------------
(1) Includes those persons who, in fiscal year 2004, were the Chief Executive Officer or one of the four most highly compensated executive officers, as measured by salary and bonus. Dr. Warner served as Senior Vice President, Compliance and Human Pharmaceuticals Scientific Affairs during 2004 and assumed his current position in January 2005.

(2) The Company follows a bi-weekly payroll schedule, which results in one additional payroll period every seven years. 2003 was the year in which the Company paid an additional payroll amount, which accounts for the larger salary amounts in 2003 versus 2004 for Ms. Wiik and Messrs. Farrell and Wrobel. Dr. Warner and Ms. Wrenn received salary increases applicable to 2004, whereas Ms. Wiik's and Messrs. Farrell's and Wrobel's 2004 salaries remained at 2003 levels. A portion of Ms. Wiik's salary and benefits is paid to her in Norway. Furthermore, a modest amount of Ms. Wiik's compensation is nondeductible compensation under Section 162(m) of the Internal Revenue Code, as amended.

(3) Dr. Warner's bonus includes a $75,000 bonus he was granted in his employment agreement for completion of 18 months of employment (See "Employment Agreements" below).

(4) Dr. Warner's 2003 "Other Annual Compensation" amount reflects his 2003 Executive Allowance in the amount of $28,600 and the value of re-location benefits he received from the Company in 2003 in the amount of approximately $32,000.

(5) Reflects the dollar value on the date of grant of restricted stock issued under the Company's 2003 Omnibus Incentive Compensation Plan. On December 31, 2004, the named executive officers held an aggregate of 149,353 shares of restricted stock valued at $2,531,533, based upon the closing market price of the Company's Class A Stock at the end of the fiscal year ended December 31, 2004 (Ms. Wiik held 95,000 restricted shares with an aggregate market value of $1,610,250; Mr. Farrell held 20,210 restricted shares with an aggregate market value of $342,560; Dr. Warner held 9,000 restricted shares with an aggregate market value of $152,550 and Ms. Wrenn held 25,143 restricted shares with an aggregate market value of $426,174). Ms. Wiik, Mr. Farrell and Dr. Warner's restricted stock granted in 2004 will 100% vest on the five-year anniversary of the grant date; Ms. Wiik's and Mr. Farrell's restricted stock granted in 2003 will 100% vest on the five-year anniversary of the grant date; Ms. Wrenn's restricted stock granted in 2003 became 25% vested (in an amount of 8,382 shares) on July 15, 2004 at a value of $160,264. Ms. Wrenn's remaining restricted stock will vest at the rate of 25% and 50% on July 15, 2005 and 2006, respectively, and shall immediately vest in the event of a closing of a sale of all, or substantially all, of the assets of the Company's Animal Health business. All shares of restricted stock listed above are subject to accelerated vesting upon the executive officer's death or disability (but not upon his or her retirement). Quarterly dividends are paid on all of the restricted stock holdings for the named executive officers.

(6) Reflects the number of options granted under the Company's 2003 Omnibus Incentive Compensation Plan (beginning in March 2004) and 1997 Incentive Stock Option and Stock Appreciation Right Plan (prior to March 2004). The Company has not granted any stock appreciation rights ("SARs") to any of the named executive officers in 2004, 2003 or 2002.

(7) Includes contributions by the Company to various employee profit-sharing, stock purchase and savings plans. The amounts shown for 2004 include: (a) matching contributions under the Employee Stock Purchase Plan (Ms. Wiik $14,200, Mr. Farrell $9,000, Dr. Warner $6,769, Ms. Wrenn $7,590 and Mr.
    Wrobel $8,200); (b) matching contributions to the Company's Supplemental Savings Plan (Ms. Wiik $30,148, Mr. Farrell $7,061, Dr. Warner $8,123, Ms. Wrenn $9,108 and Mr. Wrobel $12,300); and (c) taxable life insurance premiums (Ms. Wiik $7,482, Mr. Farrell $1,807, Dr. Warner $2,664, Ms. Wrenn $1,307 and Mr. Wrobel $9,345).

 * The incremental cost of the perquisites for each named executive in each of 2004, 2003, and 2002 (unless indicated otherwise) was not in excess of the lesser of (a) $50,000 or (b) 10% of the amounts reported as Salary and Bonus for such year in the Summary Compensation Table. In 2004, the Company provided an Executive Allowance for each of its named executive officers, with the exception of Ms. Wiik, in the amount of $28,600. Ms. Wiik received an automobile allowance, in the amount of $17,771, in addition to other perquisites, including vacation allowance (consistent with the practice of the Company's Norwegian office), insurance and telephone reimbursements.

EMPLOYMENT AGREEMENTS

     The named executive officers are each employed by the Company on an "at-will" basis (with the exception of Ms. Wiik), and are parties to the following employment agreements:

     Ms. Wiik is a party to an employment agreement with the Company dated October 26, 2000. This agreement provides that the Company shall provide Ms. Wiik with, or reimburse her for, the use of an automobile in the United States and in Norway, plus reimbursement for garaging, insurance and auto maintenance. Ms. Wiik is also entitled to receive reimbursement for tax and financial services planning and she participates in all of the employee benefits available to executives of the Company (except as set forth below) including eligibility for participation in the Company's Savings Plans, Employee Stock Purchase Plan, group health, dental, life and accidental death and dismemberment insurance programs, short-term disability program, tuition reimbursement program and the Severance and Change in Control Plans. (See below for a description of the Severance and Change in Control Plans.) Ms. Wiik does not receive an Executive Allowance separate from the reimbursements set forth above. Ms. Wiik also receives payment of certain living expenses while she is working from the Company's Oslo, Norway office, in the form of a per diem allowance in an amount which is consistent with the Company's business travel policies. Pursuant to her employment agreement, Ms. Wiik is entitled to receive an annual cash bonus award based on the Company's overall performance and her achievement of individual objectives, in a target amount of 100% of her base salary (increased by the Compensation Committee from an initial 75%, starting with the 2003 fiscal year). Ms. Wiik also does not participate in the Company's Pension Plans (defined below). Upon retirement, Ms. Wiik is entitled to receive a defined retirement benefit that is primarily based on a percentage of her base salary for the twelve months prior to her retirement. (See "Retirement Plans" for further information.) In April 2005, Ms. Wiik informed the Company that, consistent with her employment agreement, it is her desire to retire as President and Chief Executive Officer of the Company (but not as Vice Chairman and a member of the

Company's Board of Directors) effective on or about December 31, 2005, consistent with the timing of the election of her successor.

     Mr. Farrell is a party to an employment agreement with the Company dated April 12, 2002, which, upon joining the Company, provided him with 100,000 options under the Company's 1997 Incentive Stock Option and Stock Appreciation Right Plan and a minimum bonus guarantee of $150,000 for the 2002 performance year. The agreement also specifies that Mr. Farrell would be provided, in addition to his normal annual stock option grants, an additional 20,000 options in 2003 and 2004. Mr. Farrell participates in all of the employee benefits available to executives of the Company, including the receipt of an Executive Allowance in the amount of $28,600 per year, and eligibility for participation in the Company's Pension Plans, Savings Plans, Employee Stock Purchase Plan, group health, dental, life and accidental death and dismemberment insurance programs, short-term disability program, tuition reimbursement program and the Severance and Change in Control Plans. (See below for a description of the Severance and Change in Control Plans.)

     Dr. Warner is a party to an employment agreement with the Company dated November 6, 2002, which is supplemented by an agreement dated February 26, 2003. These agreements provided him with a one-time sign-on bonus of $150,000, to be paid 50% immediately upon his start date in December 2002 and 50% upon his completion of 18 months of employment in 2004. Dr. Warner was also granted, upon his start date, 40,000 stock options under the Company's 1997 Incentive Stock Option and Stock Appreciation Right Plan. Dr. Warner participates in all of the employee benefits available to executives of the Company, including the receipt of an Executive Allowance in the amount of $28,600 per year, and eligibility for participation in the Company's Pension Plans, Savings Plans, Employee Stock Purchase Plan, group health, dental, life and accidental death and dismemberment insurance programs, short-term disability program, tuition reimbursement program and the Severance and Change in Control Plans. (See below for a description of the Severance and Change in Control Plans.)

     Ms. Wrenn is a party to an employment agreement with the Company dated October 19, 2001, which is supplemented by agreements dated July 15, 2003 and February 11, 2004. Pursuant to these agreements, Ms. Wrenn received a sign-on bonus of $65,000 in October 2001. Ms. Wrenn was also granted 33,525 shares of restricted stock in July 2003 under the 2003 Omnibus Incentive Compensation Plan. 25% of these restricted shares vested on July 15, 2004, and the balance shall vest at the rate of 25% and 50% on each of July 15, 2005 and 2006, respectively; however, the shares shall vest immediately in the event of a closing of a sale of all, or substantially all, of the assets of the Company's Animal Health business. Furthermore, if such sale occurs at a purchase price of at least a specified minimum amount, Ms. Wrenn shall receive a lump-sum payment of $100,000. Ms. Wrenn is required to provide the Company with 90 days' notice in the event of her resignation. Ms. Wrenn participates in all of the employee benefits available to executives of the Company, including the receipt of an Executive Allowance in the amount of $28,600 per year, and eligibility for participation in the Company's Pension Plans, Savings Plans, Employee Stock Purchase Plan, group health, dental, life and accidental death and dismemberment insurance programs, short-term disability program, tuition reimbursement program and the Severance and Change in Control Plans. (See below for a description of the Severance and Change in Control Plans.) In addition, if Ms. Wrenn is terminated as a result of a sale of all, or substantially all, of the assets of the Company's Animal Health business, she shall receive her base salary and certain benefits for thirty months, subject to certain tax limitations, even though such a sale would not otherwise qualify as a "change in control" of the Company under the Change in Control Plan.

     Mr. Wrobel is a party to an employment agreement with the Company dated October 8, 1997, pursuant to which he received a sign-on bonus in October 1997 of $25,000 and 5,000 stock options under the Company's 1997 Incentive Stock Option and Stock Appreciation Right Plan. Mr. Wrobel participates in all of the employee benefits available to executives of the Company, including the receipt of an Executive Allowance in the amount of $28,600 per year, and eligibility for participation in the Company's Pension Plans, Savings Plans, Employee Stock Purchase Plan, group health, dental, life and accidental death and dismemberment insurance programs, short-term disability program, tuition reimbursement program and the Severance and Change in Control Plans. (See below for a description of the Severance and Change in Control Plans.)

SEVERANCE AND CHANGE IN CONTROL PLANS

     Ms. Wiik, Mr. Farrell, Dr. Warner, Ms. Wrenn and Mr. Wrobel receive additional benefits pursuant to the Company's Severance Plan and Change in Control Plan, both of which were adopted by the Board of Directors in 2002 and amended in February and April 2004 (the "Severance Plan" and "Change In Control Plan", respectively).

     Pursuant to the terms of the Severance Plan, in the event Ms. Wiik is terminated for any reason other than for cause, she is entitled to receive her base salary, bonus and certain benefits for twenty-four months, subject to certain tax limitations. Pursuant to the Change in Control Plan, if Ms. Wiik is terminated as a result of a change in control of the Company, she is entitled to receive her salary and certain benefits for a total of thirty-six months, subject to certain tax limitations, and her outstanding stock options shall immediately vest. Furthermore, pursuant to the Change in Control Plan, upon certain conditions following a "change in control", Ms. Wiik's outstanding shares of Restricted Stock and Performance Units, granted pursuant to the Company's 2003 Omnibus Incentive Compensation Plan, shall also immediately vest.

     Additionally, the Severance Plan provides that in the event that an executive officer, including Mr. Farrell, Dr. Warner, Ms. Wrenn or Mr. Wrobel, is terminated for any reason other than for cause, such executive officer is entitled to receive his or her base salary, bonus and certain benefits for eighteen months, subject to certain tax limitations. The Change in Control Plan provides that if such an executive officer is terminated as a result of a change in control of the Company, such executive officer is entitled to receive his or her base salary and certain benefits for a total of thirty months, subject to certain tax limitations, and his or her outstanding stock options shall immediately vest. Furthermore, pursuant to the Change in Control Plan, upon certain conditions following a "change in control", such executive officer's outstanding shares of Restricted Stock and Performance Units, granted pursuant to the Company's 2003 Omnibus Incentive Compensation Plan, shall also immediately vest.

     The Severance Plan also provides for payments to be made to certain other key employees of the Company in the event of termination for any reason other than for cause or as a result of a change in control of the Company. The Change in Control Plan provides for payments to be made to such key employees upon a change in control of the Company, in addition to the potential acceleration of vesting of certain stock options, shares of Restricted Stock and Performance Units granted pursuant to the Company's 2003 Omnibus Incentive Compensation Plan.

PERFORMANCE CASH BONUS INCENTIVE PLAN

     The Compensation Committee of the Company's Board of Directors has approved the performance goals underlying the Company's Executive Bonus Plan that shall apply to the 2005 fiscal year. The Executive Bonus Plan provides that all executive officers (other than Ms. Wiik) and key employees performing services for the Company may be entitled to receive a cash bonus at a target level. Each of the named executive officers may receive more or less than his or her target level bonus, based upon the Company's ability to achieve certain net income and cash flow targets for 2005. In addition, for executive officers who are responsible for a specific business segment of the Company, a portion of his or her bonus will depend on such business segment's achievement of certain income and cash flow targets for 2005. As provided in the Executive Bonus Plan, the Compensation Committee has the discretion to vary any individual bonus award from the amount derived by the application of the criteria described above. Ms. Wiik does not participate in the Executive Bonus Plan, but she is entitled to receive an annual cash bonus at a target level based on the Company's overall performance and her achievement of individual objectives as set forth in her employment agreement. (See "Employment Agreements" for further information.) Ms. Wiik will have a target bonus for 2005 of 100% of base salary, and Mr. Farrell, Dr. Warner, Ms. Wrenn and Mr. Wrobel will have target bonuses for 2005 of 50% of base salary.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table discloses, for the named executive officers, certain information with respect to options granted during 2004. All grants are options under the Company's 2003 Omnibus Incentive Compensation Plan.

                         NUMBER OF
                         SHARES OF     % OF TOTAL                                    POTENTIAL REALIZABLE VALUE
                          CLASS A        SHARES                                        AT ASSUMED ANNUAL RATES
                        COMMON STOCK   GRANTED TO                                    OF STOCK PRICE APPRECIATION
                         UNDERLYING    EMPLOYEES                                           FOR OPTION TERM
                          OPTIONS      IN FISCAL    EXERCISE                         ---------------------------
NAME                      GRANTED         YEAR       PRICE     EXPIRATION DATE(1)        5%             10%
----                    ------------   ----------   --------   ------------------    -----------   -------------
Ingrid Wiik............    75,000        20.07%      $19.80        March 8, 2014      $933,909      $2,366,708
Matthew T. Farrell.....    35,500         9.50%      $19.80        March 8, 2014      $442,050      $1,120,242
Ronald N. Warner.......    18,000         4.82%      $19.80        March 8, 2014      $224,138      $  568,010
Robert F. Wrobel.......    25,000         6.69%      $19.80        March 8, 2014      $311,303      $  788,903

---------------

(1) Options vest at the rate of 25% on each of the first four anniversaries of the date of grant, and become 100% vested on March 8, 2008. Options shall continue to vest in accordance with this schedule in the event of the retirement of a named executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table discloses, for the named executive officers, (a) the number of shares acquired upon the exercise of options or with respect to which such options were exercised, and the aggregate dollar value realized upon such exercise, and (b) the number and value of unexercised options, in each case as of December 31, 2004.

                                                           NUMBER OF SHARES               VALUE OF UNEXERCISED
                        NUMBER OF                       UNDERLYING UNEXERCISED                IN-THE-MONEY
                         SHARES                           OPTIONS AT 12/31/04            OPTIONS AT 12/31/04(1)
                       ACQUIRED ON                    ---------------------------   ---------------------------------
NAME                    EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE(2)   UNEXERCISABLE(2)
----                   -----------   --------------   -----------   -------------   --------------   ----------------
Ingrid Wiik..........       0              $0           207,750        192,250         $ 93,294          $117,794
Matthew T. Farrell...       0              $0            68,750        141,750         $ 54,188          $ 72,563
Ronald N. Warner.....       0              $0            20,000         38,000         $ 83,800          $ 83,800
Carol A. Wrenn.......       0              $0            57,334         31,500         $129,710          $129,710
Robert F. Wrobel.....       0              $0           114,334         50,000         $201,922          $ 99,830

---------------
(1) All grants are options under the Company's 1997 Incentive Stock Option and Appreciation Right Plan, and 2003 Omnibus Incentive Compensation Plan.

(2) Value is based on the closing price of a share of Class A Stock on December 31, 2004 ($16.95) minus the exercise price.

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

     The following table discloses, for the named executive officers, certain information with respect to Performance Units granted on March 8, 2004 for the 2004-2006 performance period. All grants were made pursuant to the Company's 2003 Omnibus Incentive Compensation Plan.

                                                                         ESTIMATED FUTURE PAYOUTS UNDER
                                                                           NON-STOCK PRICE-BASED PLANS
                                                PERFORMANCE OR        -------------------------------------
                                NUMBER OF     OTHER PERIOD UNTIL       THRESHOLD      TARGET      MAXIMUM
NAME                            UNITS(1)    MATURATION OR PAYOUT(2)     ($)(3)        ($)(3)       ($)(3)
----                            ---------   -----------------------   -----------   ----------   ----------
Ingrid Wiik...................   10,000     3 years (2004-2006)        $500,000     $1,000,000   $2,000,000
Matthew T. Farrell............    2,000     3 years (2004-2006)        $100,000     $  200,000   $  400,000
Ronald N. Warner..............    2,000     3 years (2004-2006)        $100,000     $  200,000   $  400,000

---------------

(1) Each named executive officer has been granted a Performance Unit Award, consisting of the number of Performance Units shown. Performance Units become 100% vested on the last day of the three-year performance period, at which time their value is determined based upon total shareholder return
    (TSR) of the Company as compared to competitor companies over the three-year performance period, and the Company's achievement of a minimum free cash flow target. Competitor companies are those small-cap and mid-cap companies included in the Dow Jones U.S. Pharmaceuticals Index.

(2) In the event of the retirement, disability or death of a named executive officer, awards of Performance Units shall be prorated up to the date of retirement, disability or death and paid at the end of the performance period.

(3) "Threshold" amounts shown assume the Company's TSR as compared to its competitors ranks between the 50th and 59th percentiles. However, the value of Performance Units could be $0, if the Company's TSR relative to its competitors falls below the 50th percentile. "Target" amounts shown assume the Company's TSR relative to its competitors ranks between the 60th and 74th percentiles, and "Maximum" amounts may be achieved above the 90th percentile. (Between the 75th and 89th percentiles, payouts will be $150 per Performance Unit.) If the Company had computed its TSR as of December 31, 2004, the value of all Performance Units would have been $0.

RETIREMENT PLANS

     Ms. Wiik is not a participant in the Company's Pension Plan (as defined below) pursuant to the terms of her employment agreement. (See "Employment Agreements" for further information.) Upon Ms. Wiik's retirement as President and Chief Executive Officer of the Company (which she has informed the Company shall be on or about December 31, 2005, consistent with the election of her successor), she is entitled to receive from the Company an annual retirement benefit for each calendar year following retirement equal to (i) 30% of her Base Compensation (defined below) plus (ii) inflationary adjustments (which shall be the same as the adjustment for inflation provided in the retirement plan for Alpharma AS for Norwegian employees) minus (iii) "Other Retirement Benefits" (defined below). "Base Compensation" means her annual base salary during the twelve month period ending on the last day of the month preceding retirement or disability (provided that, if base salary shall have changed during such twelve month period, Base Compensation shall mean the average annual base salary weighted to reflect the number of days during which each varying base salary was in effect). "Other Retirement Benefits" means amounts Ms. Wiik is entitled to receive as retirement benefits under Norwegian pension plans, but does not include (i) payments received under the Company Savings Plans or the deferred compensation plan maintained by the Company, or (ii) retirement benefits received under any governmental program or under any insurance program funded by the Company or any of its subsidiaries or their predecessors. All amounts not payable in Norwegian Kroner shall be subject to a fixed currency conversion rate of one United States dollar equal to NOK 9.60. (As compared to the March 31, 2005 exchange rate of approximately NOK 6.34 per 1 USD.)

     Mr. Farrell, Dr. Warner, Ms. Wrenn and Mr. Wrobel are participants in the Alpharma Inc. Pension Plan (a qualified defined benefit plan) (the "Pension Plan"). Under the Pension Plan, both salaried and hourly employees are eligible for benefits. Participants who have at least five years of vested service with the

Company are entitled to receive their specified annual benefit, in the form of a life annuity or, at the election of participants, its actuarial equivalent in certain other forms, commencing within one month of their 65th birthday. The specified annual benefit is equal to (x) the sum of (i) 0.8% of the participant's highest five-year Final Average Compensation (as defined below) up to "covered compensation" ($41,000 for 2004) plus (ii) 1.45% of the participant's highest five-year Final Average Compensation in excess of "covered compensation", multiplied by (y) the number of years of benefit service (up to a maximum of 30 years). The Pension Plan also provides for an early retirement benefit which is equal to the specified annual benefit described above, reduced actuarially for each year by which the early retirement date precedes the normal retirement date. Participants are eligible for early retirement upon attainment of age 55 and completion of at least five years of vested service with the Company.

     The following table sets forth the approximate annual retirement benefit under the Pension Plan based on years of service and Final Average Compensation.

                               PENSION PLAN TABLE

                              YEARS OF SERVICE
                  -----------------------------------------
REMUNERATION(1)      15         20         25       30(2)
---------------   --------   --------   --------   --------
$250,000            50,378     67,170     83,963    100,755
$275,000            55,815     74,420     93,025    111,630
$300,000            61,253     81,670    102,088    122,505
$325,000            66,690     88,920    111,150    133,380
$350,000            72,128     96,170    120,213    144,255
$375,000            77,565    103,420    129,275    155,130
$400,000            83,003    110,670    138,338    166,005
$425,000            88,440    117,920    147,400    176,880
$450,000            93,878    125,170    156,463    187,755
$475,000            99,315    132,420    165,525    198,630
$500,000           104,753    139,670    174,588    209,505
$525,000           110,190    146,920    183,650    220,380
$550,000           115,628    154,170    192,713    231,255
$575,000           121,065    161,420    201,775    242,130
$600,000           126,503    168,670    210,838    253,005
$625,000           131,940    175,920    219,900    263,880
$650,000           137,378    183,170    228,963    274,755
$675,000           142,815    190,420    238,025    285,630
$700,000           148,253    197,670    247,088    296,505

---------------

(1) Final average compensation. Current Federal pension law limits average annual compensation considered for benefit purposes to $205,000 for 2004.

(2) The Plan provides that there is a maximum of 30 years of service for computation of benefits.

     For purposes of the Pension Plan, an employee's "Final Average Compensation" generally is his or her regular cash salary (excluding bonuses) for the five consecutive years of service in which his or her compensation was highest during the ten years of service immediately preceding his or her retirement. In 2004, the amounts of the compensation of Mr. Farrell, Dr. Warner, Ms. Wrenn and Mr. Wrobel would have been $407,732 $319,231, $357,500, and $398,618, respectively, under the Pension Plan if there were no limitations under Federal pension law. However, due to the Federal pension law, the respective amounts of compensation of Mr. Farrell, Dr. Warner, Ms. Wrenn and Mr. Wrobel, under the Pension Plan in 2004 were limited to $205,000. Pursuant to the Company's Supplemental Pension Plan, Mr. Farrell, Dr. Warner, Ms. Wrenn and Mr. Wrobel are each entitled to receive a supplemental benefit, calculated above such $205,000 Federal limit, based upon a maximum base compensation of $235,000 per annum. The years of service credited under the Pension Plan as of December 31, 2004 to the named executive officers were as follows: Mr. Farrell -- 3 years, Dr. Warner -- 2 years, Ms. Wrenn -- 3 years and Mr. Wrobel -- 7 years.

     Under the Pension Plan, in the event of the termination of employment prior to retirement, part of the employee's benefit may be forfeited. A retirement benefit, payable in the form of a life annuity following the employee's 55th birthday, is equal to an accrued percentage of the normal retirement benefit, actuarially reduced to reflect commencement of payments prior to the normal retirement date. As to employees hired on or after January 1, 1989, pension benefits under the Pension Plan vest after five years of credited service with the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Company's Board of Directors has consisted of Mr. William I. Jacobs, Ms. Jill Kanin-Lovers, Mr. Peter G. Tombros and Ms. Farah M. Walters since May 2004. Mr. Tombros served as Chairman through May 2004, at which point Ms. Kanin-Lovers assumed the role of Chairman.

     Pursuant to its charter, the Compensation Committee is responsible for reviewing the performance and total compensation of the Company's Chief Executive Officer (the "CEO"), reviewing and approving the compensation and benefits of other executive officers and highly paid personnel, reviewing the general compensation and employment policies for management personnel, reviewing management development and succession matters, and approving any material new benefit plan or material amendment to such plan.

     In general, the Compensation Committee has sought to meet the objectives of its compensation philosophy by making compensation decisions and recommendations for executive officers and other key personnel in a manner which: (1) provides overall compensation that is competitive in its ability to attract and retain highly qualified personnel; (2) relates compensation to the degree to which the Company (and/or the specific business unit in which an executive has responsibility) attains its annual financial performance targets; (3) rewards excellent individual performance and teamwork, with consideration for specific projects completed or adverse conditions overcome to achieve results; and (4) provides an incentive to contribute to the long-term growth of the Company's businesses and stockholder value. In making compensation recommendations, the Committee is mindful of Section 162(m) of the Internal Revenue Code of 1986, as amended, and consults with tax advisors as necessary to minimize any nondeductible compensation under Section 162(m).

     During 2004, the Compensation Committee: (1) initiated a process to plan for CEO succession; (2) developed and approved a competency model identifying the leadership attributes required to take the Company forward; (3) monitored ongoing efforts to address various employment and benefits related issues; (4) took action to address retention concerns; (5) approved modifications to the Board of Directors compensation program to align with competitive practice; (6) approved amendments to clarify the Change in Control Plan and Severance Plan;
(7) approved compensation arrangements for various new executives; and (8) continued efforts to implement a new compensation philosophy that places more emphasis on Company results and individual performance and decreases reliance on salary and other fixed elements of pay.

     In March 2004, the Compensation Committee set various company-wide and divisional targets for income from operations and cash flow from operations for 2004 under the Company's Executive Bonus Plan (applicable to employees at the Vice President level and above other than Ms. Wiik) and Performance Incentive Plan (applicable to employees below the Vice President level). (See "Performance Cash Bonus Incentive Plan" for a discussion of Ms. Wiik's annual cash bonus award.) In addition, target awards for 2004 were established for each named executive officer (100% of base salary for Ms. Wiik and 50% of base salary for all other named executive officers).

     Also in March 2004, the CEO received awards under the 2003 Omnibus Incentive Compensation Plan, consisting of 75,000 stock options, 45,000 shares of restricted stock, and 10,000 performance units. The options have an exercise price equal to the market price of the Company's common stock on the date of grant, vest over four years and have a term of ten years (with the same vesting schedule and term in the event of retirement). The shares of restricted stock vest on the fifth anniversary of the date of grant (and shall vest immediately upon Ms. Wiik's retirement, death or disability). The performance units have a face value of $100 per unit at target performance, as measured by relative total stockholder return over a three year performance period (with any payout pro-rated for the portion of the performance period employed, in the event of Ms. Wiik's death, disability or retirement), and the achievement of a minimum free cash flow target.

     In February and March 2005, the Compensation Committee reviewed the CEO's performance during 2004 and recommended several compensation actions with respect to Ms. Wiik. The Committee's review of Ms. Wiik's performance in 2004 focused on Company financial and operating performance, strategic planning, internal and external leadership, management succession, and her relationship with the Board of Directors and stockholders. The Committee discussed the significant developments affecting the Company, the strategic value of restructuring the Company, increased cash flow and debt repayment under the deleveraging initiative, and the CEO's energy and work ethic. In recommending compensation for the CEO, the Committee was guided by her employment contract and the performance matters discussed by the Committee, as well as the Company's overall compensation philosophy and competitive data provided by an independent consultant. The Committee determined in March 2005 that Ms. Wiik's base salary for 2005 shall remain at the 2004 level, and it approved a bonus to Ms. Wiik for 2004 that was approximately 39% of her target for 2004, reflects the Committee's assessment of overall achievement of the Company's and the CEO's objectives, and is consistent with bonuses received by Alpharma corporate executives generally.

     The Committee also approved, in March 2005, the annual base salaries for 2005 for the named executive officers (other than Ms. Wiik), based on the compensation philosophy discussed above. Each of the named executive officers shall receive the same salary in 2005 as in 2004 with the exception of Dr. Warner, whose base salary effective January 2005 shall be $400,000, as a result of the increased responsibilities he assumed with his new position.

     In April 2005, Ms. Wiik informed the Committee that, consistent with the terms of her employment agreement (see "Employment Agreements"), it was her desire to retire as the President and Chief Executive Officer of the Company (but not as Vice Chairman and a member of the Company's Board of Directors), effective on or about December 31, 2005. The Committee and Ms. Wiik agreed that the exact date of her retirement, and all other related terms and conditions, would be subject to further discussions and the timing of the election of her successor.
                                          By the Compensation Committee:



                                          Jill Kanin-Lovers (Chairman)
                                          William I. Jacobs
                                          Peter G. Tombros
                                          Farah M. Walters

PERFORMANCE GRAPH

     The following graph compares the Company's cumulative total Stockholder return during the last five calendar years with the composite of the Coredata, Inc. Index (formerly known as the Media General Financial Services Index) for Drug Manufacturers -- Other, Drug-Generic and Drug Delivery Industry Groups (which index includes 136 corporations that describe themselves as drug manufacturers and are publicly traded) and The New York Stock Exchange Market Index. The graph assumes $100 invested as of the end of the day on December 31, 1999 in the Company's Class A Stock and $100 invested at that time in each of the selected indices. The comparison assumes that all dividends are reinvested.

                                 ALPHARMA INC.
                           5-YEAR CUMULATIVE RETURNS
                        VERSUS PEER GROUP AND NYSE INDEX

                                  [LINE GRAPH]

                                                             FISCAL YEAR ENDED
                          ---------------------------------------------------------------------------------------
                          DECEMBER 31,   DECEMBER 31,   DECEMBER 29,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
COMPANY, INDEX, MARKET        1999           2000           2001           2002           2003           2004
----------------------    ------------   ------------   ------------   ------------   ------------   ------------
Alpharma Inc. ..........     100.00         143.27          86.91          39.66          67.62          57.55
Peer Group Index........     100.00         165.25         153.53         100.41         141.84         150.69
NYSE Market Index.......     100.00         102.38          93.26          76.18          98.69         111.45

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF COMMON STOCK

     The following table sets forth, as of March 31, 2005 (unless otherwise noted), certain information regarding the beneficial ownership of the Class A Stock and the Class B Stock of (a) each person who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of either of such classes, (b) each director and each nominee for director of the Company, (c) the Chief Executive Officer and the four other most highly compensated executive officers, and (d) all directors and executive officers of the Company as a group. Unless otherwise indicated, (i) each beneficial owner possesses sole voting and dispositive power with respect to the shares listed for such beneficial owner in this table, and (ii) the address of such beneficial owner is the Company's offices at One Executive Drive, Fort Lee, New Jersey 07024.

                                                               AMOUNT AND                   PERCENT OF
                                                               NATURE OF    PERCENT OF     COMMON STOCK
                                                               BENEFICIAL      CLASS      (BOTH CLASSES)
TITLE OF CLASS OF STOCK        NAME OF BENEFICIAL OWNER        OWNERSHIP    OUTSTANDING    OUTSTANDING
-----------------------        ------------------------        ----------   -----------   --------------
Class B Common Stock     A. L. Industrier ASA(1)(2)            11,872,897     100.00%          22.45%
Class A Common Stock     A. L. Industrier ASA(1)(2)                     0         --              --
Class B Common Stock     Einar W. Sissener(3)                  11,872,897     100.00           22.45
Class A Common Stock     Einar W. Sissener(3)(4)(5)               401,167          *               *
Class A Common Stock     Barclays Global Investors NA(6)        6,049,518      14.75           11.44
Class A Common Stock     Dimensional Fund Advisors Inc.(7)      3,181,903       7.76            6.02
Class A Common Stock     LSV Asset Management(8)                2,750,210       6.70            5.20
Class A Common Stock     Ingrid Wiik(4)(9)                        404,489          *               *
Class A Common Stock     Matthew T. Farrell(4)                    158,538          *               *
Class A Common Stock     Robert F. Wrobel(4)                      128,941          *               *
Class A Common Stock     Carol A. Wrenn(4)                         87,795          *               *
Class A Common Stock     Glen E. Hess(4)(10)                       42,342          *               *
Class A Common Stock     Peter G. Tombros(4)                       38,318          *               *
Class A Common Stock     Ronald N. Warner(4)                       35,335          *               *
Class A Common Stock     William I. Jacobs(4)                      18,500          *               *
Class A Common Stock     Jill Kanin-Lovers(4)                      11,800          *               *
Class A Common Stock     Robert Thong(4)                           11,800          *               *
Class A Common Stock     Farah M. Walters(4)                       11,800          *               *
Class A Common Stock     Finn Berg Jacobsen                             0         --              --
Class A Common Stock     Ramon M. Perez                                 0         --              --
Class A Common Stock     All directors and executive officers
                           as a group (17 persons)(4)           1,560,406       3.80            2.95
Class B Common Stock     All directors and executive officers
                           as a group (17 persons)(3)          11,872,897     100.00           22.45

---------------
  *  Indicates ownership of less than 1%.

 (1) The source of this information is Amendment No. 11 to Schedule 13D, dated June 12, 2003, filed with the Securities and Exchange Commission (the "Commission") by A. L. Industrier ASA (formerly known as Apothekernes Laboratorium AS), a corporation organized and existing under the laws of the Kingdom of Norway ("A. L. Industrier"). The shares reflected in the table are held of record by A/S Wangs Fabrik, a wholly owned subsidiary of
     A. L. Industrier, although A. L. Industrier retains full beneficial ownership and sole power to direct voting and disposition of these shares. The address of A. L. Industrier is Harbitzalleen 3, 0275 Oslo, Norway.

 (2) Shares of Class B Stock are convertible into an equal number of shares of Class A Stock. If all shares of Class B Stock beneficially owned by A. L. Industrier were converted as of March 31, 2005, A. L. Industrier would own approximately 22.45% of the then outstanding shares of Class A Stock (assuming conversion of the Class B Stock and the issuance of no shares of Common Stock pursuant to any outstanding options or convertible securities of the Company).

 (3) Mr. Sissener is Chairman of the Board of A. L. Industrier and together with A/S Swekk (Mr. Sissener's family-controlled private holding company) ("Swekk"), EWS Stiftelsen (a trust established for the benefit of members of the family of Mr. Sissener) ("EWS Stiftelsen"), and certain of his relatives, he beneficially owns approximately 52% of A. L. Industrier's outstanding ordinary shares entitled to vote and, accordingly, may be deemed a controlling person of A. L. Industrier. As a controlling person of
     A. L. Industrier, the 11,872,897 shares of the Class B Stock of the Company held by A. L. Industrier are also considered to be beneficially owned by Mr. Sissener.

 (4) The shares reflected in the table include shares that the executive officer or director has the right to acquire upon the exercise of stock options granted under the 1997 Incentive Stock Option and Appreciation Right Plan, the Non-Employee Director Option Plan or the 2003 Omnibus Incentive Compensation Plan, which are exercisable as of March 31, 2005 or within 60 days thereafter, as follows: Ms. Wiik -- 277,625 shares, Mr.
     Wrobel -- 123,584 shares, Mr. Farrell -- 121,375 shares, Ms.
     Wrenn -- 62,334 shares, each of Messrs. Hess and Tombros -- 37,500 shares, Mr. Sissener -- 27,500 shares, Dr. Warner -- 24,500 shares, Mr.
     Jacobs -- 17,500 shares, and each of Ms. Kanin-Lovers, Mr. Thong and Ms. Walters -- 11,800 shares. All directors and executive officers as a group -- 945,485 shares. The shares in the table also include shares of unvested restricted stock granted under the 2003 Omnibus Incentive Compensation Plan, over which the executive officer or director has voting control as of March 31, 2005 or within 60 days thereafter, as follows: Ms. Wiik -- 95,000 shares, Ms. Wrenn -- 25,143 shares, Mr. Farrell -- 20,210 shares and Dr. Warner -- 9,000 shares. All directors and executive officers as a group -- 167,053 shares. (The shares reflected in the table do not include restricted stock units held by the members of the Company's Board of Directors, which convey no voting control prior to vesting.)

 (5) Includes 129,861 shares held by Mr. Sissener, 22,847 shares held by the estate of Mr. Sissener's wife, 186,689 shares held by Swekk, and 34,270 shares held by EWS Stiftelsen.

 (6) The source of this information is Schedule 13G dated February 14, 2005, filed with the Commission by Barclay's Global Investors, NA. ("Barclay's"). Such Schedule 13G reports that Barclay's holds sole voting power as to 4,433,932 shares and sole dispositive power as to 4,820,329 shares. The
     Schedule 13G further reports that an affiliate of Barclay's, Barclays Global Fund Advisors, holds sole voting power as to 1,227,442 shares and sole dispositive power as to 1,229,189 shares. The address of Barclay's and Barclays Global Fund Advisors is 45 Fremont Street, San Francisco, California 94105.

 (7) The source of this information is Schedule 13G dated February 9, 2005, filed with the Commission by Dimensional Fund Advisors Inc. ("Dimensional"). Such Schedule 13G reports that Dimensional, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (the "Funds"). In its role as investment adviser or manager, Dimensional possesses voting and/or investment power over the Company shares that are owned by the Funds, and may be deemed to be the beneficial owner of these shares. No one Fund owns more than 5% of the outstanding Class A Stock of the Company. Dimensional disclaims beneficial ownership of the shares owned by the Funds. The address of Dimensional is 1299 Ocean Ave., 11(th) Floor, Santa Monica, California 90401.

 (8) The source of this information is Schedule 13G dated February 10, 2005, filed with the Commission by LSV Asset Management ("LSV"). Such Schedule 13G reports that LSV holds sole voting power as to 1,890,610 shares and sole dispositive power as to 2,685,310 shares. The address of LSV is 1 North Wacker Drive, Suite 4000, Chicago, Illinois 60606.

 (9) Ms. Wiik also owns 580 shares of A. L. Industrier.

(10) Includes 3,750 shares held by a private foundation of which Mr. Hess is President; however he has no economic interest in these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Mr. Sissener is Chairman of the Board of A. L. Industrier ASA, commonly known as A. L. Industrier. Together with certain family-controlled private holding companies and certain of his relatives, Mr. Sissener beneficially owns approximately 52% of A. L. Industrier's outstanding ordinary shares entitled to vote and, accordingly, may be deemed a controlling person of A. L. Industrier.

     A. L. Industrier and Alpharma AS, one of the Company's Norwegian subsidiaries, are parties to two leases pursuant to which A. L. Industrier leases to Alpharma AS the land and facility in Oslo, Norway where Alpharma AS' principal administrative offices and fermentation plant for its bulk antibiotics are located, and adjoining land for a parking facility for employees. Both leases have terms ending in 2014. The terms are renewable, at the option of Alpharma AS, for up to four additional consecutive five year terms. Basic rent during the initial terms are $1.00 per year under the office and plant lease and NOK 2,400,000 (approximately $379,000) per year under the parking facility lease and, during any renewal term thereafter, basic rent under the office and plant lease will be the then prevailing fair rental value of the premises and basic rent for the parking facility will remain at NOK 2,400,000. In addition to basic rent, Alpharma AS pays documented expenses of ownership and operation of such facilities, such as taxes and maintenance expenses. Alpharma AS has the right to terminate the office and plant lease at any time during its term upon twelve months' written notice to A. L. Industrier and the parking facility lease at any time during its term upon twenty-four months' written notice to A. L. Industrier. These leases were entered into on an arm's length basis, and on terms as favorable as could have been obtained from unrelated third parties.

     During 2004, Alpharma AS was a party to an administrative services agreement with A. L. Industrier, dated January 1, 2004, pursuant to which Alpharma AS provided certain administrative services to A. L. Industrier, at a fixed yearly fee of NOK 1,000,000, or approximately $158,000. This agreement was superseded by a new administrative services agreement, effective as of January 1, 2005. Under this new agreement, A. L. Industrier shall pay Alpharma AS a fixed yearly fee of NOK 400,000, or approximately $63,000, for certain, limited, administrative services. Both of the administrative service agreements described above were made on an arm's length basis, and were/are on terms as favorable as could have been obtained from unrelated third parties.

     All transactions with A. L. Industrier are subject to review by, and in some circumstances prior approval of, the Company's Audit and Corporate Governance Committee. (See "Board of Directors and Committees -- Committees of the Board" above.)

CERTAIN OTHER RELATIONSHIPS AND TRANSACTIONS

     Mr. Einar W. Sissener, who as of June 30, 1999, ceased acting as President and Chief Executive Officer of the Company, is party to an agreement with the Company, effective July 1, 1999, as amended March 23, 2004, pursuant to which he receives an annual fee of $200,000 for serving as Chairman of the Board of Directors of the Company (and director of certain of the Company's subsidiaries). Mr. Sissener receives fringe benefits substantially equal to those received by executive officers of the Company, in the form of automobile allowances, telephone and travel reimbursements, and tax and financial planning and tax preparation reimbursements. In addition, the Company provides Mr. Sissener with a monthly allowance intended to cover the cost of certain living expenses he incurs while working out of the Company's Fort Lee, New Jersey offices. Mr. Sissener has agreed to provide consulting services to the Company's management for a ten year term for an initial rate of $12,000 per month (in addition to the payment of reasonable expenses incurred in connection with the performance of such consulting services, as described above). The consulting fee rate is adjusted annually for inflation and is currently $12,390 per month. In addition to the amounts described above, Mr. Sissener is entitled to all benefits available under applicable plans and policies in Norway arising from retirement from employment by Alpharma AS and is entitled to receive from Alpharma AS an amount which, when added to amounts he is entitled to receive under Norwegian Social Security, Alpharma AS's pension plan and his individual retirement benefits, equals NOK 900,000 (approximately $142,000). The current annual retirement benefit that Mr. Sissener is receiving directly from the Company is NOK 423,312 (approximately $67,000).

     Mr. Glen E. Hess' professional corporation is a partner of Kirkland & Ellis LLP, a law firm that, since 1978, has performed and continues to perform significant legal services for the Company. In addition, Mr. Hess received, in January 2004, a distribution from the Company's Amended and Restated Deferred Compensation Plan, dated October 14, 1994 (the "Deferred Compensation Plan"), in an amount of approximately $200,000. This distribution represented previous years' payments of directors' cash compensation to Mr. Hess that he had deferred pursuant to the plan. Mr. Hess received an additional distribution from the plan in a similar amount in January 2005, representing a total distribution under the plan.

     Mr. Peter G. Tombros received, in January 2004, a distribution from the Company's Deferred Compensation Plan in an amount of approximately $432,000. This distribution represented a total distribution of previous years' payments of directors' cash compensation to Mr. Tombros that he had deferred pursuant to the plan.

     Ms. Farah M. Walters received, in January 2005, a distribution from the Company's Deferred Compensation Plan in an amount of approximately $110,000. This distribution represented a total distribution of previous years' payments of directors' compensation deferred pursuant to the plan.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table sets forth the aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP, the Company's independent accountants for fiscal year ending December 31, 2004, for professional services rendered in connection with the Company's financial statements and reports for fiscal year 2004 and for other services rendered during fiscal year 2004 on behalf of the Company and its subsidiaries, as well as all "out-of-pocket" costs incurred in connection with these services, which have been or will be billed to the
Company:

                                                                 2004         2003
                                                              ----------   ----------
Audit Fees(1)...............................................  $5,367,000   $1,982,000
Audit-Related Fees(2).......................................   1,226,000      389,000
Tax Fees(3).................................................     100,000      477,000
All Other Fees..............................................           0            0
Total(4)....................................................  $6,693,000   $2,848,000

---------------

(1) Audit Fees for fiscal years 2004 and 2003 were for professional services rendered by the auditor for the audit of the Company's annual and quarterly financial statements and services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees for fiscal years 2004 and 2003 were for assurance and related services rendered by the auditor that were reasonably related to the performance of the audit or review of the Company's financial statements, but not included in Audit Fees above. These services related primarily to providing assistance with the Company's debt placement filings, auditing of employee benefit plans, auditing of "carve-out" financial statements of a business segment, providing due diligence assistance and providing advisory services relating to the Sarbanes-Oxley Act of 2002.

(3) Tax Fees for fiscal years 2004 and 2003 were for professional services rendered by the auditor primarily for tax compliance, and also for tax advice and tax planning.

(4) With the adoption of its Audit & Non-Audit Services Pre-Approval Policy in May 2003, the Audit and Corporate Governance Committee commenced pre-approval of fees and services included within the scope of its policy. (See "Auditors" above for further information). During 2004, the Audit and Corporate Governance Committee did not utilize the de minimis exception to pre-approval offered by the Securities and Exchange Commission.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     The following documents are filed as exhibits to this Form 10-K/A.

LIST OF EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION SK).

31.1   Certification of the Chief Executive Officer pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this 10K/A.
31.2 Certification of the Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this 10K/A.
32     Certification of the Principal Executive Officer and the
       Principal Financial Officer pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this 10K/A.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Alpharma Inc.

                                      By       /s/ Matthew T. Farrell
                                        ----------------------------------------
                                      Name: Matthew T. Farrell
                                      Title:  Executive Vice President and Chief
                                      Financial Officer

Date: April 29, 2005