Form 10-Q/A
period 2003-09-30
ALPHARMA INC
filed 2005-05-05
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q/A Amendment No. 3 to
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

This Amendment No. 3 to the Form 10-Q/A (Amendment No. 2) for the quarter ended September 30, 2003 (this "Form 10-Q/A") of Alpharma Inc. (the "Company") is being filed to amend certain information contained in Item 1 of Part I; Consolidated Condensed Balance Sheet and Notes to Consolidated Condensed Financial Statements, Notes 1A, 2, 4 and 15, Item 2 of Part I - Management's Discussion and Analysis of Financial Conditions and Results of Operations and Item 4 of Part 1, Controls and Procedures, to reflect the restatement of the balance sheet and certain notes to the September 30, 2003 consolidated condensed financial statements. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only and remain as presented in Amendment No. 2 to the Form 10-Q/A for the quarter ended September 30, 2003.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Condensed Balance Sheet as of September 30, 2003 and December 31, 2002	4
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2003 and 2002	5
	Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	6
	Notes to Consolidated Condensed Financial Statements	7 - 28
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	29 - 38
Item 3	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4	Controls and Procedures	39 - 41
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	42
Item 6	Exhibits and Reports on Form 8-K	42
	Signatures	43

Part I

Item 1. Financial Statements

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands of dollars)
(Unaudited)
	September 30, 2003 (Restated)	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 21,248	$ 23,872
Accounts receivable, net	263,336	234,327
Inventories	340,365	343,899
Prepaid expenses and other current assets	62,130	66,534
Assets of discontinued operations	--	2,797
Total current assets	687,079	671,429

Property, plant and equipment, net	470,872	482,273
Goodwill	689,746	671,912
Intangible assets, net	354,022	374,828
Assets of discontinued operations	--	6,666
Assets held for sale	4,000	--
Other assets and deferred charges	81,832	89,816
Total assets	$2,287,551	$2,296,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 248,298	$ 28,592
Short-term debt	--	20,000
Accounts payable	110,500	134,568
Accrued expenses	166,562	165,758
Accrued and deferred income taxes	29,252	28,436
Liabilities of discontinued operations	--	1,247
Total current liabilities	554,612	378,601

Long-term debt:
Senior	434,348	471,561
Senior subordinated notes	--	200,293
Convertible subordinated notes	179,983	175,412
Deferred income taxes	26,771	38,706
Liabilities of discontinued operations	--	1,706
Other non-current liabilities	28,448	28,802
Commitments and contingencies (see Note 10)

Stockholders' equity:
Class A Common Stock	8,091	7,978
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,058,591	1,046,802
Unearned compensation	(2,847)	--
Retained earnings (deficit)	(32,065)	(27,797)
Accumulated other comprehensive income (loss)	36,659	(20,100)
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,063,389	1,001,843
Total liabilities and stockholders' equity	$2,287,551	$2,296,924

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

ALPHARMA INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(In thousands, except per share data)

Restatement of Financial Statements

     The Company has restated its consolidated financial statements for the quarter ended September 30, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with one of its debt covenants. Balances at September 30, 2003 are restated to classify certain long-term debt as current, due to a violation of one of its debt covenants at September 30, 2003, that served to make the associated debt obligation callable. In April and May 2005, the Company has cured this violation and accordingly, the debt obligation is no longer callable. The September 30, 2003 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violation had been cured as of September 30, 2003. See Note 1A, Financial Statement Restatement.

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

1A.   Financial Statement Restatement

     Subsequent to the issuance of its September 30, 2003 consolidated financial statements, the Company discovered that it was not in compliance, with one of its debt covenants at September 30, 2003. Consequently, the Company has restated its consolidated financial statements for the quarter ended September 30, 2003, to correct the classification of $220,000 of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with one of its debt covenants. The covenant violation was, as follows:

8 5/8% Senior Notes due 2011 (the "Senior Notes"):

  The Company had not made a timely filing of a certificate required in the covenants to the Senior Notes at September 30, 2003. Subsequently, in April 2005, the Company has made the required filing.

This violation of the debt covenant related to the Senior Notes served to make the associated debt obligation callable at September 30, 2003. Accordingly, debt balances at September 30, 2003 have been restated to classify the amount due under the Senior Notes as current liabilities at September 30, 2003. In April 2005, the Company has cured this violation and accordingly, the debt obligation is no longer callable. As a result, September 30, 2003 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violation had been cured as of September 30, 2003.

See Footnote 4 Long-term Debt for further details.

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

     Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at September 30, 2003, with approximately $10,000 - $17,000 of EBITDA flexibility on its tightest covenant at quarter end, the Total Leverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of a violation of one debt covenant at September 30, 2003. In April 2005, the Company has cured this violation of its debt covenants.

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

4.      Long-Term Debt

The Company has restated its consolidated financial statements for the quarter ended September 30, 2003, to correct the classification of $220,000 of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with one of its debt covenants. Balances at September 30, 2003 are restated to classify certain long-term debt as current, due to a violation of one of its debt covenants at September 30, 2003, that served to make the associated debt obligation callable. In April 2005, the Company has cured this violation and accordingly, the debt obligation is no longer callable. The September 30, 2003 proforma balances are presented to classify the associated debt as long-term, as if the covenant violation had been cured as of September 30, 2003. See Note 1A, Financial Statement Restatement.

Long-term debt consists of the following:
	September 30, 2003 (Proforma)	September 30, 2003 (Restated)	December 31, 2002
Senior debt: U.S. Dollar Denominated: 2001 Credit Facility
Term A	$ 90,738	$ 90,738	$115,557
Term B	286,495	286,495	314,272
Revolving Credit	51,000	51,000	31,000
	428,233	428,233	460,829

8.625% Senior Notes due 2011	220,000	220,000	--

Industrial Development Revenue Bonds	2,100	2,100	5,440

Denominated in Other Currencies	32,313	32,313	33,884
Total senior debt	682,646	682,646	500,153

Subordinated debt:
12% Senior Subordinated Notes due 2009 (12.5% yield)	--	--	200,293
3% Convertible Senior Subordinated Notes due 2006 ("06 Notes") (6.875% yield), including interest accretion	145,776	145,776	141,205
5.75% Convertible Subordinated Notes due 2005 ("05 Notes")	34,207	34,207	34,207
Total subordinated debt	179,983	179,983	375,705

Total long-term debt	862,629	862,629	875,858
Less current maturities	28,298	248,298	28,592
	$834,331	$614,331	$847,266

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

	Three Months Ended September 30,
	2003	2002	2003	2002
	Revenues		Operating Income

IG	$87,963	$81,466	$6,176	$9,777
API	24,349	19,526	7,877	8,147
USHP	131,676	135,416	8,617	26,272
Total Human Pharmaceuticals	243,988	236,408	22,670	44,196

Animal Health	73,914	84,594	7,139	(27,002)

Unallocated and eliminations	(2,522)	(908)	(9,070)	(8,597)
	$315,380	$320,094	$20,739	$ 8,597

Nine Months Ended September 30,
2003		2002	2003	2002
Revenues			Operating Income

IG	$268,595	$229,329	$ 23,833	$25,245
API	90,813	58,339	46,887	26,904
USHP	388,178	372,778	26,142	51,068
Total Human Pharmaceuticals	747,586	660,446	96,862	103,217

Animal Health	209,706	233,559	12,794	(18,078)

Unallocated and eliminations	(6,657)	(3,388)	(28,581)	(25,156)
	$950,635	$890,617	$ 81,075	$ 59,983

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operation. The parent and guarantor subsidiaries balance sheet as of September 30, 2003 has been restated. (See Note 1A). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of September 30, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 4,066	$ 2,141	$ 15,041	$ --	$ 21,248
Accounts receivable, net	34,258	116,242	112,836	--	263,336
Inventories	94,534	131,016	125,436	(10,621)	340,365
Prepaid expenses and other	22,135	27,251	9,559	3,185	62,130
Intercompany receivables	1,443,098	1,145,204	1,026,389	(3,614,691)	--
Total current assets	1,598,091	1,421,854	1,289,261	(3,622,127)	687,079

Property, plant & equipment, net	117,736	166,207	190,929	--	474,872
Goodwill	1,250	406,624	281,872	--	689,746
Intangible assets, net	50,616	184,732	118,674	--	354,022
Investment in subsidiaries	224,670	503,553	--	(728,223)	--
Other assets and deferred charges	35,757	7,885	38,190	--	81,832
Total assets	$2,028,120	$2,690,855	$1,918,926	$(4,350,350)	$2,287,551

Current liabilities:
Short term debt	$ --	$ --	$ --	$ --	$ --
Long term debt, current portion	220,000	26,640	1,658	--	248,298
Accounts payable and accrued expenses	69,974	114,886	92,202	--	277,062
Accrued and deferred income taxes	15,032	(8,393)	22,613	--	29,252
Intercompany payables	681,964	1,891,716	1,041,011	(3,614,691)	--
Total current liabilities	986,970	2,024,849	1,157,484	(3,614,691)	554,612

Long term debt:
Senior	--	403,694	30,654	--	434,348
Convertible subordinated notes	--	179,983	--	--	179,983
Deferred income taxes	(27,661)	39,005	15,427	-	26,771
Other non-current liabilities	5,422	2,011	21,015	--	28,448

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,091	--	--	--	8,091
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,058,591	12,605	494,734	(507,339)	1,058,591
Unearned compensation	(2,847)	--	--	--	(2,847)
Retained earnings	(32,065)	28,708	178,301	(207,009)	(32,065)
Accumulated other comprehensive loss	36,659	--	21,311	(21,311)	36,659
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,063,389	41,313	694,346	(735,659)	1,063,389
Total liabilities & stockholders' equity	$2,028,120	$2,690,855	$1,918,926	$(4,350,350)	$2,287,551

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

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

The Company has restated its consolidated financial statements for the quarter ended September 30, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with one of its debt covenants. Balances at September 30, 2003 are restated to classify certain long-term debt as current, due to a violation of one of its debt covenants at September 30, 2003, that served to make the associated debt obligation callable. In April 2005, the Company has cured this violation and accordingly, the debt obligation is no longer callable. The September 30, 2003 proforma balances (see Note 4) and ratios are presented to classify the associated debt as long-term, as if the covenant violation had been cured as of September 30, 2003. See Note 1A, Financial Statement Restatement.

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

Financial Condition

      At September 30, 2003, stockholders' equity was $1,063.4 million compared to $1,001.8 million at December 31, 2002. On a proforma basis, the ratio of long-term debt to equity was 0.78:1 at September 30, 2003 and 0.84:1 at December 31, 2002.

      Proforma working capital at September 30, 2003 was $352.5 million compared to $296.2 million at December 31, 2002. The proforma current ratio was 2.05:1 at September 30, 2003 compared to 1.79:1 at December 31, 2002.

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

      Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at September 30, 2003, with approximately $10,000 - $17,000 of EBITDA flexibility on its tightest covenant at quarter end, the Total Leverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of a violation of one debt covenant at September 30, 2003. In April 2005, the Company has cured this violation of its debt covenants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has implemented and maintains disclosure controls and procedure designed to ensure that material information required to be disclosed in reports filed under the Securities and Exchange Act of 1934, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the CEO and CFO as appropriate to allow timely decisions regarding disclosure. The disclosure procedures involve participation by various individuals in the Company who have access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Based upon a current assessment, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2003, based upon the material weaknesses in internal control over financial reporting described below. The Company's CEO and CFO had originally concluded, at the time the company first filed its Form 10-Q for the quarter ended September 30, 2003, that the Company's disclosure controls and procedures were effective to timely alert them to material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's Exchange Act filings. However, subsequent to the initial conclusion reached by these officers, new information relating to the Company's disclosure controls and procedures came to such officers' attention. Although the Company's CEO and CFO believe that when the Form 10-Q relating to the quarter ended September 30, 2003 was originally filed, they had reasonable grounds to conclude that the disclosure controls and procedures were effective as of the end of such quarter, they have determined that their original conclusions needed to be revised as reflected above.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, we identified the following internal control deficiencies that management concluded were material weaknesses:

(A) Effective controls to ensure the completeness and accuracy or the review and monitoring of customer discount reserves and certain accrual accounts affecting a number of accounts at our USG business, including revenues, accounts receivables and accrued expenses, were not maintained at December 31, 2004. This control deficiency resulted in audit adjustments to the year end 2004 financial statements. (B) In addition, effective controls to ensure the completeness and accuracy of income tax account balances, including the determination of deferred income tax assets and liabilities, income taxes payable, and income tax expense, were not maintained at December 31, 2004 and we did not have effective controls in place to ensure that the Company's income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in audit adjustments to the year end 2004 financial statements. (C) Further, the Company did not have effective controls over the determination of segment disclosures in conformity with generally accepted accounting principles at December 31, 2004. Specifically, as a result of a first quarter 2004 change in its internal reporting of financial information, the Company should have provided disaggregated segment disclosures for U.S. Generics and U.S. Branded Pharmaceuticals in its financial statements beginning in the first quarter of 2004. This control deficiency resulted in the Company restating its interim financial statements for each quarter in 2004 to correct its segment disclosures. This control deficiency also resulted in an audit adjustment to the Company's year end 2004 financial statement segment disclosures and impacted the amount of the goodwill impairment charge recorded in the fourth quarter of 2004. (D) Also, the Company did not maintain effective controls to ensure the appropriate review and monitoring of compliance with certain debt covenants and the resulting classification of debt at December 31, 2004. This control deficiency resulted in the Company failing to identify and disclose non compliance with certain debt covenants and in the misclassification of the related debt as long-term rather than current. This control deficiency resulted in the restatement of the Company's year-end 2004 and 2003 financial statements as well as the interim financial statements for the quarters ended September 30, 2003 and March 31, 2004, June 30, 2004 and September 30, 2004 and in the amendment of disclosures with respect to debt covenant compliance. These control deficiencies could result in a misstatement in the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Based on the factors described above, management has concluded that these control deficiencies constitute four material weaknesses in internal control over financial reporting as of December 31, 2004.

Because of the material weaknesses described above, the Company's management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in "Internal Control - Integrated Framework" issued by the COSO.

Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the existence of the material weaknesses described in (A), (B) and (C) above. In connection with the restatement of the Company's consolidated financial statements described in Note 1A to the consolidated financial statements, management has determined that the material weakness described in (D) above also existed as of December 31, 2004. Accordingly, management has restated its report on internal control over financial reporting to include this additional material weakness.

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

___________

Statements made in this Form 10-Q/A, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K/A for the year ended December 31, 2004.

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

Alpharma Inc. (Registrant)

Date: May 5, 2004	/s/ Matthew T. Farrell Matthew T. Farrell Executive Vice President and Chief Financial Officer
Date: May 5, 2004	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller