Form 10-Q/A
period 2004-03-31
ALPHARMA INC
filed 2005-05-05
CIK 730469

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

This Amendment No. 3 to the Form 10-Q/A (Amendment No. 2) for the quarter ended March 31, 2004 (this "Form 10-Q/A") of Alpharma Inc. (the "Company") is being filed to amend certain information contained in Item 1 of Part I; Consolidated Condensed Balance Sheet and Notes to Consolidated Condensed Financial Statements, Notes 1A, 2, 4 and 15, Item 2 of Part I - Management's Discussion and Analysis of Financial Conditions and Results of Operations and Item 4 of Part 1, Controls and Procedures, to reflect the restatement of the balance sheet and certain notes to the March 31, 2004 consolidated condensed financial statements. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only and remain as presented in Amendment No. 2 to the Form 10-Q/A for the quarter ended March 31, 2004.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of March 31, 2004 and December 31, 2003	3
	Consolidated Statement of Operations for the Three Months Ended March 31, 2004 and 2003	4
	Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2004 and 2003	5
	Notes to Consolidated Condensed Financial Statements	6 - 27
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	28 - 35
Item 3	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4	Controls and Procedures	35 - 38
PART II. Item 1	OTHER INFORMATION Legal Proceedings	39
Item 6	Exhibits and Reports on Form 8-K	39
	Signatures	40

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	March 31, 2004 (Restated)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$47,688	$ 58,623
Accounts receivable, net	204,305	258,471
Inventories	304,627	309,277
Prepaid expenses and other current assets	72,256	66,620
Total current assets	628,876	692,991

Property, plant and equipment, net	473,598	481,554
Goodwill	710,623	710,979
Intangible assets, net	335,118	347,670
Other assets and deferred charges	84,592	96,074

Total assets	$2,232,807	$2,329,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$537,665	$593,316
Short-term debt	--	9,500
Accounts payable	107,473	122,780
Accrued expenses	170,266	170,108
Accrued and deferred income taxes	26,246	30,476
Total current liabilities	841,650	926,180

Long-term debt:
Senior	30,360	32,787
Convertible subordinated notes	183,158	181,553
Deferred income taxes	28,228	24,508
Other non-current liabilities	30,285	32,251
Commitments and contingencies (see Note 12)

Stockholders' equity:
Class A Common Stock	8,184	8,092
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,065,759	1,059,104
Unearned compensation	(7,374)	(2,667)
Accumulated deficit	(28,782)	(23,284)
Accumulated other comprehensive income	86,379	95,784
Treasury stock, at cost	(7,415)	(7,415)
Total stockholders' equity	1,119,126	1,131,989
Total liabilities and stockholders' equity	$2,232,807	$2,329,268

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

Restatement of Financial Statements

     The Company has restated its consolidated financial statements for the quarter ended March 31, 2004 and the year ended December 31, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at March 31, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at March 31, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The March 31, 2004 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of March 31, 2004. See Note 1A, Financial Statement Restatement.

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

      1A.   Financial Statement Restatement

      Subsequent to the issuance of its March 31, 2004 consolidated financial statements, the Company discovered that it was not in compliance, with certain of its debt covenants at March 31, 2004 and December 31, 2003. Consequently, the Company has restated its consolidated financial statements for the quarter ended March 31, 2004 and the year ended December 31, 2003, to correct the classification of $515,697 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. The covenant violations were, as follows:

8 5/8% Senior Notes due 2011 (the "Senior Notes"):

  The Company had not made timely payment of liquidated damages due to its Senior Note holders at March 31, 2004 and December 31, 2003. These liquidated damages have been incurred as a result of the registration of the Senior Notes with the Securities and Exchange Commission not yet being effective. At March 31, 2004, the Company had accrued $486 of liquidated damages, of which $28 was to have been paid by March 31, 2004, in accordance with the terms of the Senior Notes. In April 2005, the Company remitted to the Trustee for the Senior Notes, payment of the amount due for liquidated damages.

  The Company had not made timely filing of certain certificates required in the covenants to the Senior Notes at December 31, 2003. Subsequently, in April and May 2005, the Company has made all required filings.

Certain of the violations of the debt covenants related to the Senior Notes served to make the associated debt obligations callable at March 31, 2004 and December 31, 2003. Accordingly, debt balances at March 31, 2004 and December 31, 2003 have been restated to classify the amounts due under the Senior Notes as current liabilities at March 31, 2004 and December 31, 2003. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. As a result, March 31, 2004 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of March 31, 2004.

2001 Credit Facility:

  The Company's failure to make timely payment of liquidated damages due on its Senior Notes, constituted an event of default under the terms of the 2001 Credit Facility. As a result, the associated debt was callable at March 31, 2004 and December 31, 2003 until such time as the underlying default was cured. Accordingly, the amounts due under the 2001 Credit Facility have been reclassified as current liabilities at March 31, 2004 and December 31, 2003.

The underlying default was cured via the payment of the liquidated damages due on the Senior Notes in April 2005. As a result, March 31, 2004 proforma balances (see Note 4) are presented to classify the amounts due under the 2001 Credit Facility as long-term, as if the covenant violation had been cured as of March 31, 2004.

3.0% Convertible Senior Subordinated Notes due 2006 (the "06 Notes"):

  The Company had not made timely filing of a compliance certificate required in the covenants to the 06 Notes at December 31, 2003. The Company never received a notice of default related to this matter and was it to have received such notice, it would have had a grace period in which to cure the default. As a result, this instance of default does not require a change to the long-term debt balance sheet classification of the 06 Notes. In April 2005, the Company made the required filing of the December 31, 2003 compliance certificate.

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

Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at March 31, 2004, with approximately $30,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of violations of certain debt covenants at March 31, 2004 and December 31, 2003. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

4.      Long-Term Debt

The Company has restated its consolidated financial statements for the quarter ended March 31, 2004 and the year ended December 31, 2003, to correct the classification of $515,697 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at March 31, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at March 31, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The March 31, 2004 proforma balances are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of March 31, 2004. See Note 1A, Financial Statement Restatement.

Long-term debt consists of the following:
	March 31, 2004 (Proforma)	March 31, 2004 (Restated)	December 31, 2003
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$ 69,563	$ 69,563	$ 85,603
Term B	246,414	246,414	285,766
	315,977	315,977	371,369

8.625% Senior Notes due 2011	220,000	220,000	220,000
Industrial Development Revenue Bonds	--	--	1,200

Denominated in Other Currencies	32,048	32,048	33,534
Total senior long-term debt	568,025	568,025	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	148,951	148,951	147,346
5.75% Convertible Subordinated Notes due 2005	34,207	34,207	34,207
Total subordinated debt	183,158	183,158	181,553

Total long-term debt	751,183	751,183	807,656
Less, current maturities	21,968	537,665	593,316
	$729,215	$213,518	$214,340

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

6.   Goodwill and Intangible Assets :

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations. The parent and guarantor subsidiaries balance sheets as of March 31, 2004 and December 31, 2003 have been restated. (See Note 1A). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of March 31, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 5,146	$ 3,234	$39,308	$ --	$47,688
Accounts receivable, net	30,304	75,542	98,459	--	204,305
Inventories	68,587	111,456	134,544	(9,960)	304,627
Prepaid expenses and other	5,485	53,162	9,784	3,825	72,256
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,322,342	718,289	1,552,196	(3,592,827)	--
Total current assets	1,431,864	961,683	1,834,291	(3,598,962)	628,876

Property, plant & equipment, net	115,619	162,552	195,427	--	473,598
Goodwill	4,803	405,619	302,749	(2,548)	710,623
Intangible assets, net	47,465	174,388	113,265	--	335,118
Investment in subsidiaries	326,909	490,222	--	(817,131)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	33,235	6,078	45,279	--	84,592
Total assets	$1,959,895	$2,200,542	$2,491,011	$(4,418,641)	$2,232,807

Current liabilities:
Short term debt	$ -	$ --	$ --	$ --	$ --
Long term debt, current portion	220,000	315,977	1,688	--	537,665
Accounts payable and accrued expenses	58,837	120,731	98,170	1	277,739
Accrued and deferred income taxes	13,332	(3,887)	16,801	--	26,246
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	397,682	1,648,223	1,546,922	(3,592,827)	--
Total current liabilities	689,851	2,081,044	1,663,581	(3,592,826)	841,650

Long term debt:
Senior	--	--	30,360	--	30,360
Convertible subordinated notes	183,158	--	--	--	183,158
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	51,325	14,309	--	28,228
Other non-current liabilities	5,166	1,044	24,075	--	30,285

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,184	--	--	--	8,184
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,065,759	12,716	489,382	(502,098)	1,065,759
Retained earnings	(36,156)	54,414	201,057	(255,471)	(36,156)
Accumulated other comprehensive loss	86,379	(1)	68,247	(68,246)	86,379
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,119,126	67,129	758,686	(825,815)	1,119,126
Total liabilities & stockholders' equity	$1,959,895	$2,200,542	$2,491,011	$(4,418,641)	$2,232,807

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$(3,372)	$5,105	$56,890	$--	$58,623
Accounts receivable, net	44,293	114,798	99,380	--	258,471
Inventories	75,732	114,707	127,405	(8,567)	309,277
Prepaid expenses and other	14,284	40,408	8,645	3,283	66,620
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,002,901	940,145	1,142,180	(4,085,226)	--
Total current assets	2,133,838	1,215,163	1,434,500	(4,090,510)	692,991

Property, plant & equipment, net	117,751	165,404	198,399	--	481,554
Goodwill	4,912	405,619	303,105	(2,657)	710,979
Intangible assets, net	49,318	179,714	118,638	--	347,670
Investment in subsidiaries	328,659	515,779	--	(844,438)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	35,708	12,231	48,135	--	96,074
Total assets	$2,670,186	$2,493,910	$2,102,777	$(4,937,605)	$2,329,268

Current liabilities:
Short term debt	$--	$9,500	$---	$--	$9,500
Long term debt, current portion	220,000	371,569	1,747	--	593,316
Accounts payable and accrued expenses	66,139	120,551	106,198	--	292,888
Accrued and deferred income taxes	16,108	163	14,205	--	30,476
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,086,637	1,846,492	1,152,097	(4,085,226)	--
Total current liabilities	1,388,884	2,348,275	1,274,247	(4,085,226)	926,180

Long term debt:
Senior	--	1,000	31,787	--	32,787
Convertible subordinated notes	181,553	--	--	--	181,553
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	14,175	--	24,508
Other non-current liabilities	5,166	1,481	25,604	--	32,251

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,092	--	--	--	8,092
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,059,104	12,605	491,137	(503,742)	1,059,104
Deferred stock cost	(2,667)	--	--	--	(2,667)
Retained earnings	(23,284)	82,810	187,792	(270,602)	(23,284)
Accumulated other comprehensive loss	95,784	--	78,035	(78,035)	95,784
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,131,989	95,415	756,964	(852,379)	1,131,989
Total liabilities & stockholders' equity	$2,670,186	$2,493,910	$2,102,777	$(4,937,605)	$2,329,268

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

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations
(In millions, except per share data)

The Company has restated its consolidated financial statements for the quarter ended March 31, 2004 and the year ended December 31, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at March 31, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at March 31, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The March 31, 2004 and December 31, 2003 proforma balances (see Note 4) and ratios are presented to classify the associated debt as long-term, as if the covenant violations had been cured. See Note 1A, Financial Statement Restatement.

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

Financial Condition

      At March 31, 2004, stockholders' equity was $1,119.1 million compared to $1,132.0 million at December 31, 2003. On a proforma basis, the ratio of long-term debt to equity was 0.65:1 at March 31, 2004 and 0.69:1 at December 31, 2003.

      Proforma working capital at March 31, 2004 was $302.9 million compared to $334.7 million at December 31, 2003. The proforma current ratio remained constant at 1.93:1 at March 31, 2004 and December 31, 2003.

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

       Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at March 31, 2004, with approximately $30,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of violations of certain debt covenants at March 31, 2004 and December 31, 2003. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, we identified the following internal control deficiencies that management concluded were material weaknesses.

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

Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the existence of the material weaknesses described in (A), (B) and (C) above. In connection with the restatement of the Company's consolidated financial statements described in Note 1A to the consolidated financial statements, management has determined that the material weakness described in (D) above also existed as of December 31, 2004. Accordingly, management has restated this report on internal control over financial reporting to include this additional material weakness.

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

Alpharma Inc. (Registrant)

Date: May 5, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: May 5, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller