Form 10-Q/A
period 2004-06-30
ALPHARMA INC
filed 2005-05-05
CIK 730469

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

This Amendment No. 3 to the Form 10-Q/A (Amendment No. 2) for the quarter ended June 30, 2004 (this "Form 10-Q/A") of Alpharma Inc. (the "Company") is being filed to amend certain information contained in Item 1 of Part I; Consolidated Condensed Balance Sheet and Notes to Consolidated Condensed Financial Statements, Notes 1A, 2, 4 and 16, Item 2 of Part I - Management's Discussion and Analysis of Financial Conditions and Results of Operations and Item 4 of Part 1, Controls and Procedures, to reflect the restatement of the balance sheet and certain notes to the June 30, 2004 consolidated condensed financial statements. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only and remain as presented in Amendment No. 2 to the Form 10-Q/A for the quarter ended June 30, 2004.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of June 30, 2004 and December 31, 2003	4
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2004 and 2003	5
	Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6
	Notes to Consolidated Condensed Financial Statements	7 - 32
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	33 - 44
Item 3	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4	Controls and Procedures	44 - 47
PART II. Item 1	OTHER INFORMATION Legal Proceedings	48
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	48
Item 4	Submission of Matters to a Vote of Security Holders	48
Item 6	Exhibits and Reports on Form 8-K	48 - 49
	Signatures	50

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	June 30, 2004 (Restated)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,114	$ 58,623
Accounts receivable, net	249,534	258,471
Inventories	327,694	309,277
Prepaid expenses and other current assets	69,574	66,620
Assets held for sale	6,562	--
Total current assets	684,478	692,991

Property, plant and equipment, net	457,639	481,554
Goodwill	705,725	710,979
Intangible assets, net	323,157	347,670
Other assets and deferred charges	85,682	96,074

Total assets	$2,256,681	$2,329,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$556,307	$593,316
Short-term debt	20,114	9,500
Accounts payable	152,290	122,780
Accrued expenses	172,827	170,108
Accrued and deferred income taxes	26,007	30,476
Liabilities held for sale	1,902	--
Total current liabilities	929,447	926,180

Long-term debt:
Senior	--	32,787
Convertible subordinated notes	160,328	181,553
Deferred income taxes	27,999	24,508
Other non-current liabilities	30,672	32,251
Commitments and contingencies (see Note 13)

Stockholders' equity:
Class A Common Stock	8,207	8,092
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,068,708	1,059,104
Unearned compensation	(7,535)	(2,667)
Accumulated deficit	(30,548)	(23,284)
Accumulated other comprehensive income	74,483	95,784
Treasury stock, at cost	(7,455)	(7,415)
Total stockholders' equity	1,108,235	1,131,989
Total liabilities and stockholders' equity	$2,256,681	$2,329,268

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

Restatement of Financial Statements

     The Company has restated its consolidated financial statements for the quarter ended June 30, 2004 and the year ended December 31, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at June 30, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at June 30, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The June 30, 2004 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of June 30, 2004. See Note 1A, Financial Statement Restatement.

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

1A.   Financial Statement Restatement

 Subsequent to the issuance of its June 30, 2004 consolidated financial statements, the Company discovered that it was not in compliance, with certain of its debt covenants at June 30, 2004 and December 31, 2003. Consequently, the Company has restated its consolidated financial statements for the quarter ended June 30, 2004 and the year ended December 31, 2003, to correct the classification of $537,631 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. The covenant violations were, as follows:

8 5/8% Senior Notes due 2011 (the "Senior Notes"):

  The Company had not made timely payment of liquidated damages due to its Senior Note holders at June 30, 2004 and December 31, 2003. These liquidated damages have been incurred as a result of the registration of the Senior Notes with the Securities and Exchange Commission not yet being effective. At June 30, 2004, the Company had accrued $1,448 of liquidated damages, of which $923 was to have been paid by June 30, 2004, in accordance with the terms of the Senior Notes. In April 2005, the Company remitted to the Trustee for the Senior Notes, payment of the amount due for liquidated damages.

  The Company had not made timely filing of certain certificates required in the covenants to the Senior Notes at December 31, 2003. Subsequently, in April and May 2005, the Company has made all required filings.

Certain of the violations of the debt covenants related to the Senior Notes served to make the associated debt obligations callable at June 30, 2004 and December 31, 2003. Accordingly, debt balances at June 30, 2004 and December 31, 2003 have been restated to classify the amounts due under the Senior Notes as current liabilities at June 30, 2004 and December 31, 2003. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. As a result, June 30, 2004 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of June 30, 2004.

2001 Credit Facility:

  The Company's failure to make timely payment of liquidated damages due on its Senior Notes, constituted an event of default under the terms of the 2001 Credit Facility. As a result, the associated debt was callable at June 30, 2004 and December 31, 2003 until such time as the underlying default was cured. Accordingly, the amounts due under the 2001 Credit Facility have been reclassified as current liabilities at June 30, 2004 and December 31, 2003.

The underlying default was cured via the payment of the liquidated damages due on the Senior Notes in April 2005. As a result, June 30, 2004 proforma balances (see Note 4) are presented to classify the amounts due under the 2001 Credit Facility as long-term, as if the covenant violation had been cured as of June 30, 2004.

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

      Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at June 30, 2004, with approximately $25,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of violations of certain debt covenants at June 30, 2004 and December 31, 2003. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

3.      Inventories

     Inventories consist of the following:

	June 30, 2004	December 31, 2003

Finished product	$154,972	$163,141
Work-in-process	56,780	64,503
Raw materials	115,942	81,633
	$327,694	$309,277

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

4.      Long-Term Debt

     The Company has restated its consolidated financial statements for the quarter ended June 30, 2004 and the year ended December 31, 2003, to correct the classification of $537,631 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at June 30, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at June 30, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The June 30, 2004 proforma balances are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of June 30, 2004. See Note 1A, Financial Statement Restatement.

Long-term debt consists of the following:
	June 30, 2004 (Proforma)	June 30, 2004 (Restated)	December 31, 2003
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$ 59,970	$ 59,970	$ 85,603
Term B	226,337	226,337	285,766
Revolving credit	50,000	50,000	--
	336,307	336,307	371,369

8.625% Senior Notes due 2011	220,000	220,000	220,000
Industrial Development Revenue Bonds	--	--	1,200

Denominated in Other Currencies	--	--	33,534
Total senior long-term debt	556,307	556,307	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion (the "06 Notes")	150,576	150,576	147,346
5.75% Convertible Subordinated Notes due 2005	9,752	9,752	34,207
Total subordinated debt	160,328	160,328	181,553

Total long-term debt	716,635	716,635	807,656
Less, current maturities	18,676	556,307	593,316
	$697,959	$160,328	$214,340

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations and assets and liabilities held for sale. The parent and guarantor subsidiaries balance sheets as of June 30, 2004 and December 31, 2003 have been restated. (See Note 1A). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of June 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ 1,552	$ 1,224	$ 28,338	$ --	$ 31,114
Accounts receivable, net	39,893	113,440	98,670	--	252,003
Inventories	65,620	145,173	131,715	(11,730)	330,778
Prepaid expenses and other	4,117	51,932	10,234	4,300	70,583
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,363,237	681,073	1,291,536	(3,335,846)	--
Total current assets	1,474,419	992,842	1,560,493	(3,343,276)	684,478

Property, plant & equipment, net	114,030	160,835	182,774	--	457,639
Goodwill	4,694	405,619	297,851	(2,439)	705,725
Intangible assets, net	45,824	168,179	109,154	--	323,157
Investment in subsidiaries	322,912	502,255	--	(825,167)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	31,584	6,228	47,870	--	85,682
Total assets	$1,993,463	$2,235,958	$2,198,142	$(4,170,882)	$2,256,681

Current liabilities:
Short term debt	$ --	$ 20,000	$ 114	$ --	$ 20,114
Long term debt, current portion	220,000	336,307	--	--	556,307
Accounts payable and accrued expenses	55,314	175,416	96,289	--	327,019
Accrued and deferred income taxes	11,694	(6,867)	21,180	--	26,007
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	470,131	1,583,042	1,282,673	(3,335,846)	--
Total current liabilities	757,139	2,107,898	1,400,256	(3,335,846)	929,447

Long term debt:
Senior	--	--	--	--	--
Convertible subordinated notes	160,328	--	--	--	160,328
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	51,325	14,080	--	27,999
Other non-current liabilities	5,167	895	24,610	--	30,672

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,207	--	--	--	8,207
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,068,708	12,716	490,473	(503,189)	1,068,708
Retained earnings	(30,548)	63,124	213,090	(276,214)	(30,548)
Accumulated other comprehensive loss	66,948	--	55,633	(55,633)	66,948
Treasury stock, at cost	(7,455)	--	--	--	(7,455)

Total stockholders' equity	1,108,235	75,840	759,196	(835,036)	1,108,235
Total liabilities & stockholders' equity	$1,993,463	$2,235,958	$2,198,142	$(4,170,882)	$2,256,681

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

The Company has restated its consolidated financial statements for the quarter ended June 30, 2004 and the year ended December 31, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at June 30, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at June 30, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The June 30, 2004 and December 31, 2003 proforma balances (see Note 4) and ratios are presented to classify the associated debt as long-term, as if the covenant violations had been cured. See Note 1A, Financial Statement Restatement.

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

Financial Condition

      At June 30, 2004, stockholders' equity was $1,108.2 million compared to $1,132.0 million at December 31, 2003. On a proforma basis, the ratio of long-term debt to equity was 0.63:1 at June 30, 2004 and 0.69:1 at December 31, 2003.

      Proforma working capital at June 30, 2004 was $292.7 million compared to $334.7 million at December 31, 2003. The proforma current ratio was 1.75:1 at June 30, 2004 compared to 1.93:1 at December 31, 2003.

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

      Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at June 30, 2004, with approximately $25,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of violations of certain debt covenants at June 30, 2004 and December 31, 2003. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

Alpharma Inc. (Registrant)

Date: May 5, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date: May 5, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller