Form 10-Q/A
period 2004-09-30
ALPHARMA INC
filed 2005-05-05
CIK 730469

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

This Amendment No. 3 to the Form 10-Q/A (Amendment No. 2) for the quarter ended September 30, 2004 (this "Form 10-Q/A") of Alpharma Inc. (the "Company") is being filed to amend certain information contained in Item 1 of Part I; Consolidated Condensed Balance Sheet and Notes to Consolidated Condensed Financial Statements, Notes 1A, 2, 4 and 16, Item 2 of Part I - Management's Discussion and Analysis of Financial Conditions and Results of Operations and Item 4 of Part 1, Controls and Procedures, to reflect the restatement of the balance sheet and certain notes to the September 30, 2004 consolidated condensed financial statements. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items not being amended are presented for the convenience of the reader only and remain as presented in Amendment No. 2 to the Form 10-Q/A for the quarter ended September 30, 2004.

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of September 30, 2004 and December 31, 2003	4
	Consolidated Statement of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5
	Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6
	Notes to Consolidated Condensed Financial Statements	7 - 32
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	33 - 44
Item 3	Quantitative and Qualitative Disclosures about Market Risk	44
Item 4	Controls and Procedures	44 - 47
PART II. Item 1	OTHER INFORMATION Legal Proceedings	48
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	48
Item 6	Exhibits and Reports on Form 8-K	48
	Signatures	49

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	September 30, 2004 (Restated)	December 31, 2003 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$ 66,950	$ 58,623
Accounts receivable, net	176,455	258,471
Inventories	360,037	309,277
Prepaid expenses and other current assets	61,845	66,620
Total current assets	665,287	692,991

Property, plant and equipment, net	456,308	481,554
Goodwill	708,696	710,979
Intangible assets, net	315,554	347,670
Other assets and deferred charges	81,752	96,074

Total assets	$2,227,597	$2,329,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 541,638	$ 593,316
Short-term debt	15,547	9,500
Accounts payable	138,402	122,780
Accrued expenses	170,838	170,108
Accrued and deferred income taxes	25,642	30,476
Total current liabilities	892,067	926,180

Long-term debt:
Senior	--	32,787
Convertible subordinated notes	161,989	181,553
Deferred income taxes	26,092	24,508
Other non-current liabilities	32,160	32,251
Commitments and contingencies (see Note 13)

Stockholders' equity:
Class A Common Stock	8,254	8,092
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,069,374	1,059,104
Unearned compensation	(8,402)	(2,667)
Accumulated deficit	(37,578)	(23,284)
Accumulated other comprehensive income	88,909	95,784
Treasury stock, at cost	(7,643)	(7,415)
Total stockholders' equity	1,115,289	1,131,989
Total liabilities and stockholders' equity	$2,227,597	$2,329,268

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

Restatement of Financial Statements

     The Company has restated its consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at September 30, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at September 30, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The September 30, 2004 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of September 30, 2004. See Note 1A, Financial Statement Restatement.

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

1A.   Financial Statement Restatement

Subsequent to the issuance of its September 30, 2004 consolidated financial statements, the Company discovered that it was not in compliance, with certain of its debt covenants at September 30, 2004 and December 31, 2003. Consequently, the Company has restated its consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2003, to correct the classification of $522,962 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. The covenant violations were, as follows:

8 5/8% Senior Notes due 2011 (the "Senior Notes"):

  The Company had not made timely payment of liquidated damages due to its Senior Note holders at September 30, 2004 and December 31, 2003. These liquidated damages have been incurred as a result of the registration of the Senior Notes with the Securities and Exchange Commission not yet being effective. At September 30, 2004, the Company had accrued $2,288 of liquidated damages, of which $923 was to have been paid by September 30, 2004, in accordance with the terms of the Senior Notes. In April 2005, the Company remitted to the Trustee for the Senior Notes, payment of the amount due for liquidated damages.

  The Company had not made timely filing of certain certificates required in the covenants to the Senior Notes at December 31, 2003. Subsequently, in April and May 2005, the Company has made all required filings.

Certain of the violations of the debt covenants related to the Senior Notes served to make the associated debt obligations callable at September 30, 2004 and December 31, 2003. Accordingly, debt balances at September 30, 2004 and December 31, 2003 have been restated to classify the amounts due under the Senior Notes as current liabilities at September 30, 2004 and December 31, 2003. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. As a result, September 30, 2004 proforma balances (see Note 4) are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of September 30, 2004.

2001 Credit Facility:

  The Company's failure to make timely payment of liquidated damages due on its Senior Notes, constituted an event of default under the terms of the 2001 Credit Facility. As a result, the associated debt was callable at September 30, 2004 and December 31, 2003 until such time as the underlying default was cured. Accordingly, the amounts due under the 2001 Credit Facility have been reclassified as current liabilities at September 30, 2004 and December 31, 2003.

The underlying default was cured via the payment of the liquidated damages due on the Senior Notes in April 2005. As a result, September 30, 2004 proforma balances (see Note 4) are presented to classify the amounts due under the 2001 Credit Facility as long-term, as if the covenant violation had been cured as of September 30, 2004.

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

Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at September 30, 2004, with approximately $40,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of violations of certain debt covenants at September 30, 2004 and December 31, 2003. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

4.      Long-Term Debt

The Company has restated its consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2003, to correct the classification of $522,962 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at September 30, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at September 30, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The September 30, 2004 proforma balances are presented to classify the associated debt as long-term, as if the covenant violations had been cured as of September 30, 2004. See Note 1A, Financial Statement Restatement.

Long-term debt consists of the following:
	September 30, 2004 (Proforma)	September 30, 2004 (Restated)	December 31, 2003 (Restated)
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$55,881	$55,881	$ 85,603
Term B	225,757	225,757	285,766
Revolving credit	40,000	40,000	--
	321,638	321,638	371,369

8.625% Senior Notes due 2011	220,000	220,000	220,000
Industrial Development Revenue Bonds	--	--	1,200

Denominated in Other Currencies	--	--	33,534
Total senior long-term debt	541,638	541,638	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion (the "06 Notes")	152,237	152,237	147,346
5.75% Convertible Subordinated Notes due 2005	9,752	9,752	34,207
Total subordinated debt	161,989	161,989	181,553

Total long-term debt	703,627	703,627	807,656
Less, current maturities	18,676	541,638	593,316
	$684,951	$161,989	$214,340

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

     The 2001 Credit Facility has several financial covenants including a total debt to EBITDA ratio, senior debt to EBITDA ratio, fixed charge coverage ratio and an interest coverage ratio. In August 2004, an amendment was approved which permitted exclusions from EBITDA of up to $30,000 of cash restructuring charges incurred from July 1, 2004 to December 31, 2004 and amended and relaxed the interest coverage ratio and leverage ratio requirements through December 31, 2004. (See Note 2)

5.   Earnings Per Share

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations and assets and liabilities held for sale. The parent and guarantor subsidiaries balance sheets as of September 30, 2004 and December 31, 2003 have been restated. (See Note 1A). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of September 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$ (876)	$ 1,418	$ 66,408	$ --	$ 66,950
Accounts receivable, net	42,193	45,036	89,226	--	176,455
Inventories	61,933	182,842	127,859	(12,597)	360,037
Prepaid expenses and other	4,108	42,794	10,527	4,416	61,845
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,009,481	735,223	1,097,880	(3,842,584)	--
Total current assets	2,116,839	1,007,313	1,391,900	(3,850,765)	665,287

Property, plant & equipment, net	112,754	155,628	187,926	--	456,308
Goodwill	4,585	405,619	300,822	(2,330)	708,696
Intangible assets, net	43,367	164,225	107,962	--	315,554
Investment in subsidiaries	339,612	525,960	--	(865,572)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	31,057	6,225	44,470	--	81,752
Total assets	$2,648,214	$2,264,970	$2,033,080	$(4,718,667)	$2,227,597

Current liabilities:
Short term debt	$ --	$15,000	$ 547	$ --	$ 15,547
Long term debt, current portion	220,000	321,638	--	--	541,638
Accounts payable and accrued expenses	66,634	144,044	98,562	--	309,240
Accrued and deferred income taxes	11,625	(10,226)	24,243	--	25,642
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,104,916	1,659,787	1,077,881	(3,842,584)	--
Total current liabilities	1,403,175	2,130,243	1,201,233	(3,842,584)	892,067

Long term debt:
Senior	--	--	--	--	--
Convertible subordinated notes	161,989	--	--	--	161,989
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	15,759	--	26,092
Other non-current liabilities	5,167	873	26,120	--	32,160

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,254	--	--	--	8,254
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,069,374	12,716	488,734	(501,450)	1,069,374
Deferred stock cost	(8,402)	--	--	--	(8,402)
Retained earnings	(37,578)	73,399	230,447	(303,846)	(37,578)
Accumulated other comprehensive loss	88,909	--	70,787	(70,787)	88,909
Treasury stock, at cost	(7,643)	--	--	--	(7,643)

Total stockholders' equity	1,115,289	86,115	789,968	(876,083)	1,115,289
Total liabilities & stockholders' equity	$2,648,214	$2,264,970	$2,033,080	$(4,718,667)	$2,227,597

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

The Company has restated its consolidated financial statements for the quarter ended September 30, 2004 and the year ended December 31, 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at September 30, 2004 and December 31, 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at September 30, 2004 and December 31, 2003, that serve to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The September 30, 2004 and December 31, 2003 proforma balances (see Note 4) and ratios are presented to classify the associated debt as long-term, as if the covenant violations had been cured. See Note 1A, Financial Statement Restatement.

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

Financial Condition

      At September 30, 2004, stockholders' equity was $1,115.3 million compared to $1,132.0 million at December 31, 2003. On a proforma basis, the ratio of long-term debt to equity was 0.61:1 at September 30, 2004 and 0.69:1 at December 31, 2003.

      Proforma working capital at September 30, 2004 was $296.2 million compared to $334.7 million at December 31, 2003. The proforma current ratio was 1.80:1 at September 30, 2004 compared to 1.93:1 at December 31, 2003.

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

     Except as noted in Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, the Company remained in compliance with its debt covenants at September 30, 2004, with approximately $40,000 of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio. See Note 1A, Financial Statement Restatement and Note 4, Long-term Debt, for a discussion of violations of certain debt covenants at September 30, 2004 and December 31, 2003. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

       3.A current report on Form 8-K was furnished to the SEC on September 29, 2004, in connection with item 1.01 Entry into a Definitive Material Agreement.

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