Form 10-K/A
period 2004-12-31
ALPHARMA INC
filed 2005-05-05
CIK 730469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A - Amendment No. 2
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

This amendment to the Form 10-K for the year ended December 31, 2004 (this "Form 10-K/A") of Alpharma Inc. (the "Company") is being filed to amend certain information contained in Item 1 of Part I; Items 6, 7, 8, and 9A of Part II; and Part IV to reflect the restatement of the balance sheet and certain notes to the 2004 consolidated financial statements, Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accountants. Part III has been omitted from this 10-K/A and remains as presented in the Company's 10-K/A filed on April 29, 2005. Except as otherwise specified herein, this amendment presents information as of the end of the period covered hereby. Items that are presented herein but are not being amended are presented for the convenience of the reader only.

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

2004 and 2005 Revisions of Financial Statements

     During the first quarter of 2004, as a result of a newly instituted internal review process, the Company revised its 2000, 2001 and 2002 financial statements related to the accrual of product discounts in the Netherlands and the treatment of the Company's former French human pharmaceutical business as a discontinued operation. In May 2004, the company revised its 2003 financial statements to adjust previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract. In April 2005, the Company revised its quarterly financial statements for the first three quarters of 2004 to amend certain information relating to the separation of USHP into two segments, USG and BP, which had previously been aggregated. In April 2005, the Company revised its 2004 annual and interim financial statements and its 2003 annual and third quarter financial statements to reclassify certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants at December 31, 2004 and 2003. For a review of all of the Company's revised financial statements, see "Risk Factors".

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

The Company has identified the following four material weaknesses in its internal financial controls: (i) ineffective internal controls to ensure the completeness and accuracy of customer discount reserves and certain accrual accounts at the Company's USG business; (ii) ineffective internal controls to ensure the completeness and accuracy of income tax accounts, including deferred tax assets and liabilities, taxes payable and income tax expense; (iii) ineffective internal controls over the determination of proper segment disclosure which resulted in the restatement of the Company's unaudited financial statements for the first three fiscal quarters of 2004 to disaggregate segment footnote disclosures for USG and BP in its financial statements beginning in the first quarter of 2004; and (iv) ineffective controls to ensure the appropriate review and monitoring of its compliance with certain of its debt covenants, which resulted in the Company restating its consolidated financial statements for the year ended December 31, 2004, to correct the classification of certain of its debt from long-term to short-term and to revise certain of its disclosures with respect to debt covenant compliance at December 31, 2004 and 2003. In addition, management has identified, and is developing remediation plans to address, certain significant deficiencies and other control deficiencies which were not material weaknesses.

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

In April 2005, the Company revised its financial statements for the first three quarters of 2004 to disaggregate USG and BP as separate business segments. In addition, in May 2005, the Company revised its 2004 financial statements to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants at December 31, 2004 and 2003. The Company has also determined that, as of December 31, 2004, there are control deficiencies with respect to customer discount reserves and certain accrual accounts in USG and with respect to certain income tax accounts (See Item 9A). The Company has designated each of these four matters as a material weakness in its internal control over financial reporting.

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

     In addition, in 2004, the Company also received notifications of investigation into pricing issues and practices from the State of Nevada, and the State of Florida. The Company is currently complying with these requests. In early 2005, the Company was named as one of many defendants in four more pricing litigations brought by Erie County, NY, Rockland County, NY, Westchester County, NY and the State of Alabama. The Rockland, NY and Westchester, NY complaints are very similar. The Company is one of 49 defendants in both suits, and they both allege fraudulent and misleading schemes that overcharge the Medicaid program for certain prescription drug products. In the Alabama complaint, the Company is one of 79 named defendants and the allegations include improprieties with respect to pricing practices for certain drug products. The Company is in the process of reviewing and responding to the Complaints in each litigation.

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

Balance Sheet Data

	As of December 31,
	2004(3) Restated	2003(3) Restated	2002	2001(2)	2000(1)

Current assets	$672,072	$692,991	$671,429	$662,521	$600,418
Non-current assets	1,331,770	1,649,156	1,641,009	1,734,673	1,017,203
Total assets	$2,003,842	$2,342,147	$2,312,438	$2,397,194	$1,617,621

Current liabilities	$1,040,406	$926,145	$378,601	$345,015	$208,639
Long-term debt, less current maturities	10,000	214,340	847,266	1,030,254	504,445
Deferred taxes and other non-current liabilities	69,794	70,926	76,720	133,422	58,851
Stockholders' equity	883,642	1,130,736	1,009,851	888,503	845,686

Total liabilities and equity	$2,003,842	$2,342,147	$2,312,438	$2,397,194	$1,617,621
  Includes accounts from date of acquisition of Roche MFA (May 2000).
  Includes accounts from date of acquisition of Faulding Oral Pharmaceuticals Business (December 2001).

  Balances at December 31, 2003 and 2004 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at December 31, 2003 and 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable.

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

     The main factors affecting the Human Pharmaceutical business are:

•    Generic pharmaceutical markets in the U.S. and internationally are extremely competitive and/or regulated by governments which exerts downward pressure on prices. Competition is expected to increase in most generic markets as Indian pharmaceutical companies seek to increase exports and form partnerships with companies in the U.S. and Europe.

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

Liquidity and Capital Resources

     As disclosed in Note 2B to the consolidated financial statements, the Company restated its 2004 and 2003 financial statements to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at December 31, 2004 and 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at December 31, 2003 and 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The 2004 proforma balances (see Note 13) are presented to classify the associated debt as long-term, as if the covenant violations had been cured effective as of December 31, 2004.

     At December 31, 2004, stockholders' equity was $883.6 million compared to $1,130.7 million and $1,009.9 million at December 31, 2003, and 2002, respectively. The proforma ratio of long-term debt to equity was .58:1, .69:1 and .84:1 at December 31, 2004, 2003 and 2002, respectively. The decrease in Stockholders' Equity in 2004 results primarily from the goodwill impairment charge and the deferred tax valuation allowance recognized in 2004 results of operations. At December 31, 2004, due primarily to the weakening of the U.S. dollar against many other currencies, the Company has other comprehensive income of $161.6 million. The increase in Stockholders' Equity in 2003 results primarily from the translation of foreign currencies into the U.S. Dollar. At December 31, 2003, due primarily to the weakening of the U.S. Dollar against many other currencies, the Company has other comprehensive income of $94.5 million. At December 31, 2002, the Company had an accumulated other comprehensive loss of $12.1 million. The increase in stockholders' equity in 2002 mainly represents the exchanges of convertible notes to equity and miscellaneous equity issuances totaling $142.7 million and $87.6 million of other comprehensive income primarily due to a positive currency translation adjustment reflecting the weakening in 2002 of the U.S. Dollar, offset by a net loss of $99.7 million, and dividends of $9.2 million. In 2002, the Company reduced long-term debt by approximately $181.0 million due to exchange of convertible debentures for equity and repayment of $86.0 million of long-term debt, principally with funds from operating cash flow. In 2003, long-term debt was reduced by $65.0 million due to repayments from operating cash flow. In 2004, long-term debt was reduced by $122.0 million due to repayments from operating cash flow.

     Proforma working capital at December 31, 2004, was $135.0 million compared to $334.8 million and $292.8 million at December 31, 2003 and 2002, respectively. Working capital is defined as current assets less current liabilities. The proforma current ratio was 1.25:1 at December 31, 2004 compared to 1.93:1 and 1.77:1 at December 31, 2003 and 2002, respectively. The decline in working capital and the current ratio in 2004 is mainly the result of the classification of $143.9 million of the 2006 Convertible debentures as a current liability. The debentures must be reduced to $10 million by December 1, 2005 to remain in compliance with the 2001 Credit Facility.

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

     Except as noted below, the Company remained in compliance with its debt covenants at December 31, 2004, with approximately $53.0 million of EBITDA flexibility on its tightest covenant at quarter end, the Interest Coverage Ratio. See Note 2B, Financial Statement Restatement and Note 13, Long-term Debt, for a discussion of violations of certain debt covenants at December 31, 2003 and 2004. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

     At December 31, 2004, the Company's contractual cash obligations (in millions) can be summarized as follows:

Contractual Cash Commitments	Total	Less than 1Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long Term Debt
Senior and other (proforma**)	$521.9	$18.6	$40.1	$218.2	$245.0
Convertible subordinated*	163.7	153.7	10.0	--	--
Operating leases	26.1	11.1	9.9	4.5	0.6
Purchase obligations	87.8	41.4	28.0	12.2	6.2
Total contractual cash commitments	$799.5	$224.8	$88.0	$234.9	$251.8

*Can be settled in shares of the Company's Class A common stock at option of holder.

**As disclosed in Note 2B to the consolidated financial statements, the Company restated its 2004 and 2003 financial statements to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The 2004 proforma balances are presented based upon the classification the associated debt as long-term, as if the covenant violations had been cured.

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

     For further information see the Company's Current Report on Form 8-K dated April 6, 2005.

Item 9A    Controls and Procedures

(a) Disclosure Controls and Procedures

     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure controls and procedures involve participation by various individuals in the Company who have access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

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

(b) Management's Report on Internal Control Over Financial Reporting (as restated)

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

Management had previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the existence of the material weaknesses described in (A), (B) and (C) above. In connection with the restatement of the Company's consolidated financial statements described in Note 2B to the consolidated financial statements, management has determined that the material weakness described in (D) above also existed as of December 31, 2004. Accordingly, management has restated this report on internal control over financial reporting to include this additional material weakness.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K and which expresses an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

(c) Remediation Plan

To remediate the material weakness related to customer discount reserves and certain accrued liability accounts described above, increased focus will be placed on timely review, documentation, and evaluation of related account balances. In addition, the Company has implemented new accounts receivable software in the first quarter of 2005, which has automated the processing of customer remittances to allow for more timely resolution of differences. The new software will automate the matching of customer deductions with outstanding credits and improve the timeliness, completeness, and accuracy of processing customer deductions. The Company is also recruiting an additional accounting manager who will be primarily dedicated to overseeing the controls related to the accounting for discounts to customers and customer related accrued liabilities. To remediate the deficiency related to income taxes described above, the Company has reviewed its control policies for income tax accounting and reemphasized the need for appropriate documentation to support management's financial statement assertions regarding income taxes. In 2004, the company retained an independent public accounting firm to assist the Company in reviewing its international income tax accounts and tax provisions. In 2005, the Company will expand the scope of their services. To remediate the deficiency related to segment disclosure, the Company will institute a more robust review process of disclosures required by generally accepted accounting principles. To remediate the deficiency related to the review and monitoring of compliance with debt covenants, in the second quarter of 2005, the Company has instituted, for all its senior and subordinated debt agreements, a detailed quarterly process for reviewing compliance.

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

10.5	Consulting Agreement between I. Roy Cohen and the Company dated as of January 1, 2001 was filed as Exhibit 10.b to the Company's 2000 Annual Report on Form 10-K is incorporated by reference.

10.6	Employment Agreement dated July 30, 1991 between the Company and Jeffrey E. Smith was filed as Exhibit 10.8 to the Company's 1991 Annual Report on Form 10-K and is incorporated by reference.

10.7	Agreement between the Company and Einar W. Sissener dated July 1, 1999 was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.
10.7a	Amendment No. 1 to Sissener Employment Letter, effective March 23, 2004, is filed as an Exhibit to this Report.**
10.8	Employment Contract between the Company and Ingrid Wiik dated December 1, 2000 was filed as Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.

10.9	Termination Agreement between the Company and Bruce Andrews dated March 28, 2002 was filed as Exhibit 10.1 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.10	Employment Contract between the Company and Matthew Farrell dated April 12, 2002 was filed as Exhibit 10.2 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.11	Separation Agreement between the Company and Jeffrey E. Smith, effective June 12, 2002 was filed as Exhibit 10.1 to the Company's June 30, 2002 Form 10Q and is incorporated by reference.

10.12	Employment Contract between the Company and Michael J. Valentino dated October 21, 2002 was filed as Exhibit 10.1 to the Company's September 30, 2002 Form 10Q and is incorporated by reference.

10.13	Separation Agreement between the Company and Michael J. Valentino dated February 10, 2003 was filed as Exhibit 10.15 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.14	Employment contract between the Company and Carol Wrenn dated October 19, 2001 was filed as Exhibit 10.16 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.14a	Letter Agreement dated July 15, 2003 between the Company and Carol A. Wrenn was filed as Exhibit 10.2 to the Company's September 30, 2003 quarterly report on Form 10Q and is incorporated by reference.

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

10.20	Amended Alpharma Inc. Executive Bonus Plan, effective January 1, 2004 was filed as Exhibit 10.20a to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.

10.21	Administrative Services Agreement, effective January 1, 2005, between A.L. Industrier ASA and Alpharma AS, is filed as an Exhibit to this Report.**

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

10.35b	Settlement and Licence Agreement, effective as of September 23, 2004 between Alpharma Inc., Natinco N.V., BISA Holdings BV and BIL (SCB) Holdings Limited is filed as an Exhibit to this Report.* **

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

10.37a	Amendment to the Amended and Restated Supply Agreement, dated as of February 7, 2005, between Purepac Pharmaceutical Co. and Plantex USA, Inc. is filed as an Exhibit to this Report.**
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

10.38c	Second Amendment to Selective Waiver Agreement, dated as of February 7, 2005, between Alpharma Inc. and Teva Pharmaceutical is filed as an Exhibit to this Report.* **

10.39	2003 Omnibus Incentive Compensation Plan, effective May 19, 2003 was filed as Exhibit 10.1 to the Company's September 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.40	Agreement between Purepac Pharmaceutical Co. and Orchid Chemicals & Pharmaceuticals, Ltd, effective February 23, 2005, is filed as an Exhibit to this Report.* **

10.41

Settlement Agreement between Alpharma Inc. and Purepac Pharmaceutical Co, on the one hand , and Ivax Pharmaceuticals on the other hand, dated as of February 10, 2005, is filed as an Exhibit to this Report.**

10.42	Alpharma Inc. 2005 Supplemental Savings Plan, effective January 1, 2005, is filed as an Exhibit to this Report.**

10.43	Form of Restricted Stock Award Agreement, effective March 8, 2004, is filed as an Exhibit to this Report.**

10.44	Form of Restricted Stock Unit Award Agreement for members of Alpharma Inc.'s Board of Directors, effective March 8, 2004, is filed as an Exhibit to this Report.**

10.45	Form of Restricted Stock Unit Award Agreement for employees located outside of the United States, effective March 8, 2004, is filed as an Exhibit to this Report.**

10.46	Form of Non-Qualified Stock Option Award Agreement, effective March 8, 2004, is filed as an Exhibit to this Report.**

10.47	Form of Performance Unit Award Agreement, effective March 8, 2004, is filed as an Exhibit to this Report.

12	A computation of the Ratio of Earnings to Fixed Charges is filed as an Exhibit to this Report.**

16	Letter from PricewaterhouseCoopers LLP was filed as an Exhibit to the Company's February 22, 2005 Form 8-K and is incorporated by reference.

18

Letter from PricewaterhouseCoopers regarding a change in accounting from LIFO to FIFO, dated March 31, 2003 was filed as Exhibit 18 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

21	A list of the subsidiaries of the Registrant as of March 11, 2005 is filed as an Exhibit to this Report.**

23	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, is filed as an Exhibit to this Report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

*   Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
** Previously filed with original Form 10-K for the year ended December 31, 2004.

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

Date: May 5, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer

Date: May 5, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accountants	F-2 - F-4

Consolidated Balance Sheet at December 31, 2004 and 2003	F-5

Consolidated Statement of Operations for the years ended December 31, 2004, 2003 and 2002	F-6

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002	F-7

Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-8

Notes to Consolidated Financial Statements	F-9 to F-64

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

As described in Note 2B, the Company has restated its 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Alpharma Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls: (A) to ensure the completeness and accuracy of customer discount reserves and certain accrual accounts at their USG business; (B) to ensure the completeness and accuracy of income tax accounts, including deferred income tax assets and liabilities, income taxes payable, and income tax expense, (C) to ensure that proper segment disclosure under generally accepted accounting principles was made in the consolidated financial statements, and (D) to ensure the appropriate review and monitoring of its compliance with certain debt covenants, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. (A) Effective controls to ensure the completeness and accuracy or the review and monitoring of customer discount reserves and certain accrual accounts affecting a number of accounts at the Company's USG business, including revenues, accounts receivables and accrued expenses, were not maintained at December 31, 2004. This control deficiency resulted in audit adjustments to the year end 2004 financial statements. (B) In addition, effective controls to ensure the completeness and accuracy of income tax account balances, including the determination of deferred income tax assets and liabilities, income taxes payable, and income tax expense, were not maintained at December 31, 2004 and the Company did not have effective controls in place to ensure that the Company's income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in audit adjustments to the year end 2004 financial statements. (C) Further, the Company did not have effective controls over the determination of segment disclosures in conformity with generally accepted accounting principles at December 31, 2004. Specifically, as a result of a first quarter 2004 change in its internal reporting of financial information, the Company should have provided disaggregated segment disclosures for U.S. Generics and U.S. Branded Pharmaceuticals in its financial statements beginning in the first quarter of 2004. This control deficiency resulted in the Company restating its interim financial statements for each quarter in 2004 to correct its segment disclosures. This control deficiency also resulted in an audit adjustment to the Company's year end 2004 financial statement segment disclosures and impacted the amount of the goodwill impairment charge recorded in the fourth quarter of 2004. (D) Also, the Company did not maintain effective controls to ensure the appropriate review and monitoring of compliance with certain debt covenants and the resulting classification of debt at December 31, 2004. This control deficiency resulted in the Company failing to identify and disclose non compliance with certain debt covenants and in the misclassification of the related debt as long-term rather than current. This control deficiency resulted in the restatement of the Company's year end 2004 and 2003 financial statements as well as the interim financial statements for the quarters ended September 30, 2003 and March 31, 2004, June 30, 2004 and September 30, 2004 and in the amendment of disclosures with respect to debt covenant compliance. These control deficiencies could result in a misstatement in the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Based on the factors described above, management has concluded that these control deficiencies constitute four material weaknesses in internal control over financial reporting as of December 31, 2004. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described in (A), (B) and (C) above. In connection with the restatement of the Company's consolidated financial statements described in Note 2B to the consolidated financial statements, management has determined that the material weakness described in (D) above also existed as of December 31, 2004. Accordingly, management and we have restated our respective reports on internal control over financial reporting to include this additional material weakness.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 31, 2005, except for the restatement described in Note 2B to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control Over Financial Reporting as to which the date is May 5, 2005

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(In thousands, except share data)
	December 31,
	2004 (Restated)	2003 (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$105,212	$ 58,623
Accounts receivable, net	226,591	258,471
Inventories	310,004	309,277
Prepaid expenses and other current assets	30,265	66,620
Total current assets	672,072	692,991

Property, plant and equipment, net	457,296	481,554
Goodwill, net	478,621	718,165
Intangible assets, net	310,718	347,670
Other assets and deferred charges	85,135	101,767

Total assets	$2,003,842	$2,342,147

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 675,639	$ 593,316
Short-term debt	16,096	9,500
Accounts payable	117,892	122,780
Accrued expenses	187,129	170,108
Accrued and deferred income taxes	43,650	30,441
Total current liabilities	1,040,406	926,145
Long-term debt:
Senior	--	32,787
Convertible subordinated notes	10,000	181,553
Deferred income taxes	34,685	38,675
Other non-current liabilities	35,109	32,251

Commitments and contingencies (see Note 18)

Stockholders' equity:
Class A Common Stock, $.20 par value 41,277,761 and 40,483,818 shares issued	8,256	8,092
Class B Common Stock, $.20 par value 11,872,897 and 11,872,897 shares issued	2,375	2,375
Additional paid-in capital	1,073,921	1,059,104
Unearned compensation	(7,443)	(2,667)
Accumulated deficit	(347,425)	(23,284)
Accumulated other comprehensive income	161,602	94,531
Treasury stock, at cost	(7,644)	(7,415)
Total stockholders' equity	883,642	1,130,736
Total liabilities and stockholders' equity	$2,003,842	$2,342,147

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

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

Restatement of Financial Statements

     The Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003, to correct the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at December 31, 2004 and 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at December 31, 2004 and 2003, that served to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The 2004 proforma balances are presented to classify the associated debt as long-term, as if the covenant violations had been cured effective December 31, 2004. See Note 2B, Financial Statement Restatement.

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

2B.   Financial Statement Restatement:

Subsequent to the issuance of its 2004 consolidated financial statements, the Company discovered that it was not in compliance with certain of its debt covenants at December 31, 2004 and 2003. Consequently, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003, to correct the classification of $503,293 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. The covenant violations were, as follows:

8 5/8% Senior Notes due 2011 (the "Senior Notes"):

  The Company had not made timely payment of liquidated damages due to its Senior Note holders at December 31, 2004 and 2003. These liquidated damages have been incurred as a result of the registration of the Senior Notes with the Securities and Exchange Commission not yet being effective. At December 31, 2004, the Company had accrued $3,131 of liquidated damages, of which $2,573 was to have been paid by December 31, 2004, in accordance with the terms of the Senior Notes. In April 2005, the Company remitted to the Trustee for the Senior Notes, payment of the amount due for liquidated damages.

  The Company had not made timely filing of certain certificates required in the covenants to the Senior Notes at December 31, 2004 and 2003. Subsequently, in April and May 2005, the Company has made all required filings.

Certain of the violations of the debt covenants related to the Senior Notes served to make the associated debt obligations callable at December 31, 2004 and 2003. Accordingly, debt balances at December 31, 2004 and 2003 have been restated to classify the amounts due under the Senior Notes as current liabilities at December 31, 2004 and 2003. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. As a result, 2004 proforma balances (see Note 13) are presented to classify the associated debt as long-term, as if the covenant violations had been cured effective as of December 31, 2004.

2001 Credit Facility:

  The Company's failure to make timely payment of liquidated damages due on its Senior Notes, constituted an event of default under the terms of the 2001 Credit Facility. As a result, the associated debt was callable at December 31, 2004 and 2003, until such time as the underlying default was cured. Accordingly, the amounts due under the 2001 Credit Facility have been reclassified as current liabilities at December 31, 2004 and 2003.

The underlying default was cured via the payment of the liquidated damages due on the Senior Notes in April 2005. As a result, 2004 proforma balances (see Note 13) are presented to correct the classification of the amounts due under the 2001 Credit Facility as long-term, as if the covenant violations had been cured effective as of December 31, 2004.

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

See Footnote 13 Long-term Debt for further details.

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

     Except as noted in Note 2B, Financial Statement Restatement and Note 13, Long-term Debt, the Company remained in compliance with its debt covenants at December 31, 2004, with approximately $53.0 million of EBITDA flexibility on its tightest covenant at year end, the Interest Coverage Ratio. See Note 2B, Financial Statement Restatement and Note 13, Long-term Debt, for a discussion of violations of certain debt covenants at December 31, 2003 and 2004. In April and May 2005, the Company has cured all of the violations of its debt covenants.

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

13.    Long-Term Debt:

The Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003, to correct the classification of $503,293 and $567,909, respectively of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants. Balances at December 31, 2004 and 2003 are restated to classify certain long-term debt as current, due to violations of certain debt covenants at December 31, 2004 and 2003, that served to make the associated debt obligations callable. In April and May 2005, the Company has cured all such violations and accordingly, the debt obligations are no longer callable. The 2004 proforma balances are presented below to reclassify the associated debt as long-term, as if the covenant violations had been cured effective as of December 31, 2004. See Note 2B, Financial Statement Restatement for further details.

Long-term debt consists of the following:
	December 31,
	2004 (Proforma)	2004 (Restated)	2003 (Restated)
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$51,792	$51,792	$ 85,603
Term B	225,177	225,177	285,766
Revolving Credit	25,000	25,000	--
	301,969	301,969	371,369
8.625% Senior Notes due 2011	220,000	220,000	220,000
Industrial Development Revenue Bonds	--	--	1,200

Denominated in Other Currencies	--	--	33,534
Total senior debt	521,969	521,969	626,103

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	153,918	153,918	147,346
5.75% Convertible Subordinated Notes due 2005	9,752	9,752	34,207
Total subordinated debt	163,670	163,670	181,553

Total long-term debt	685,639	685,639	807,656
Less, current maturities	172,346	675,639	593,316
	$513,293	$10,000	$214,340

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

     The 2001 Credit Facility has several financial covenants including a total debt to EBITDA ratio, senior debt to EBITDA ratio, fixed charge coverage ratio and an interest coverage ratio. In March 2005, an amendment was approved which permitted exclusions from EBITDA of up to $30,000 of cash restructuring charges incurred from July 1, 2004 to December 31, 2005, amended and relaxed the interest coverage ratio and total leverage ratio requirements through December 31, 2005 and allowed for up to $250,000 of asset valuation impairments be subtracted from the required amount of net worth. See Note 3.

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

The Company is required to register the 8 5/8% Senior Notes with the SEC for public trading. The registration is not yet effective and therefore the Company is required to pay an additional 1 1/2% interest per annum to the Note holders until registration becomes effective. At December 31, 2004, the Company had accrued $3,131 related to this requirement, of which $2,573 was to have been paid by December 31, 2004, in accordance with the terms of the Senior Notes. In April 2005, the Company remitted payment of the amount due, to the Trustee for the Senior Notes.

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

     Maturities of long-term debt on a proforma basis during each of the next five years and thereafter as of December 31, 2004 are as follows:

Proforma
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

	Total Revenue	Operating Income		Identifiable Assets	Depreciation and Amortization	Capital Expenditures

2004
API	$143,199	$72,772		$155,109	$9,508	$25,723
BP	62,399	6,452		198,220	7,770	696
IG	385,006	20,898		651,855	22,222	5,601
USG**	458,562	(287,839)	(b)	442,428	29,081	10,506
Human Pharmaceuticals	1,049,166	(187,717)		1,447,612	68,581	42,526

Animal Health	314,642	24,810		329,870	20,206	5,057
Unallocated	--	(42,687)		226,360	7,616	1,723
Profit-sharing income **	(17,142)	(17,142)		--	--	--
Eliminations	(7,186)	(393)		---	--	--
	$1,339,480	$(223,129)		$2,003,842	$96,403	$49,306

2003
API	$124,485	$65,651		$132,385	$7,683	$13,059
BP	65,258	21,955		198,484	7,738	459
IG	367,766	29,247		625,556	19,297	2,273
USG**	459,408	12,106		741,672	27,222	16,079
Human Pharmaceuticals	1,016,917	128,959		1,698,097	61,940	31,870

Animal Health	295,706	20,133		407,590	20,772	3,985
Discontinued operations*	--	--		--	698	8
Unallocated	--	(39,952)		236,460	11,791	6,756
Profit-sharing income **	(9,081)	(9,081)		--	--	--
Eliminations	(6,257)	(539)		--	--	--
	$1,297,285	$ 99,520		$2,342,147	$95,201	$42,619
2002
API	$83,557	$38,920		$106,504	$6,861	$10,680
BP	39,148	7,160		210,180	8,737	96
IG	319,633	25,806		561,684	17,343	6,627
USG	468,756	59,093		789,487	24,146	21,470
Human Pharmaceuticals	911,094	130,979		1,667,855	57,087	38,873

Animal Health	321,897	(120,941)	(a)	457,593	20,311	25,850
Discontinued operations*	--	--		9,463	1,199	1
Unallocated	--	(34,095)		177,527	4,935	9,666
Eliminations	(2,229)	(154)		--	--	--
	$1,230,762	$(24,211)		$2,312,438	$83,532	$74,390

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

     Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The nonguarantor subsidiaries include the discontinued operations. The parent and guarantor subsidiaries balance sheets as of December 31, 2003 and 2004 have been restated. (See Note 2B). The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,614	$774	$102,824	$ --	$105,212
Accounts receivable, net	32,851	97,588	96,152	--	226,591
Inventories	51,997	133,994	134,732	(10,719)	310,004
Prepaid expenses and other	33,239	(13,414)	7,677	2,763	30,265
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,972,659	700,973	1,193,641	(3,867,273)	--
Total current assets	2,092,360	919,915	1,535,026	(3,875,229)	672,072

Property, plant & equipment, net	112,353	137,035	207,908	--	457,296
Goodwill	4,475	141,262	335,104	(2,220)	478,621
Intangible assets, net	40,960	159,487	110,271	--	310,718
Investment in subsidiaries	112,319	534,611	--	(646,930)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	30,528	531	54,076	--	85,135
Total assets	$2,392,995	$1,892,841	$2,242,385	$(4,524,379)	$2,003,842

Current liabilities:
Short term debt	$ --	$16,000	$ 96	$ --	$16,096
Long term debt, current portion	373,670	301,969	--	--	675,639
Accounts payable and accrued expenses	60,387	138,831	103,373	2,430	305,021
Accrued and deferred income taxes	6,248	11,918	25,484	--	43,650
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,092,428	1,603,303	1,171,542	(3,867,273)	--
Total current liabilities	1,532,733	2,072,021	1,300,495	(3,864,843)	1,040,406

Long term debt:
Senior	--	--	--	--	--
Convertible subordinated notes	10,000	--	--	--	10,000
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(39,790)	40,705	33,770	--	34,685
Other non-current liabilities	6,410	484	28,215	--	35,109

Stockholders' equity:
Class A Common Stock	8,256	--	--	--	8,256
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,073,921	12,347	490,547	(502,894)	1,073,921
Deferred stock cost	(7,443)	--	--	--	(7,443)
Retained earnings	(347,425)	(232,716)	246,104	(13,388)	(347,425)
Accumulated other comprehensive loss	161,602	--	143,254	(143,254)	161,602
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	883,642	(220,369)	879,905	(659,536)	883,642
Total liabilities & stockholders' equity	$2,392,995	$1,892,841	$2,242,385	$(4,524,379)	$2,003,842

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2003
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$(3,372)	$5,105	$56,890	$--	$58,623
Accounts receivable, net	44,293	114,798	99,380	--	258,471
Inventories	75,732	114,707	127,405	(8,567)	309,277
Prepaid expenses and other	14,284	40,408	8,645	3,283	66,620
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	2,002,901	940,145	1,142,180	(4,085,226)	--
Total current assets	2,133,838	1,215,163	1,434,500	(4,090,510)	692,991

Property, plant & equipment, net	117,751	165,404	198,399	--	481,554
Goodwill	4,912	405,619	310,291	(2,657)	718,165
Intangible assets, net	49,318	179,714	118,638	--	347,670
Investment in subsidiaries	327,406	515,779	--	(843,185)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	35,708	12,231	53,828	--	101,767
Total assets	$2,668,933	$2,493,910	$2,115,656	$(4,936,352)	$2,342,147

Current liabilities:
Short term debt	$--	$9,500	$---	$--	$9,500
Long term debt, current portion	220,000	371,569	1,747	--	593,316
Accounts payable and accrued expenses	66,139	120,551	106,198	--	292,888
Accrued and deferred income taxes	16,108	163	14,170	--	30,441
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,086,637	1,846,492	1,152,097	(4,085,226)	--
Total current liabilities	1,388,884	2,348,275	1,274,212	(4,085,226)	926,145

Long term debt:
Senior	--	1,000	31,787	--	32,787
Convertible subordinated notes	181,553	--	--	--	181,553
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(37,406)	47,739	28,342	--	38,675
Other non-current liabilities	5,166	1,481	25,604	--	32,251

Stockholders' equity:
Class A Common Stock	8,092	--	--	--	8,092
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,059,104	12,605	491,137	(503,742)	1,059,104
Deferred stock cost	(2,667)	--	--	--	(2,667)
Retained earnings	(23,284)	82,810	187,792	(270,602)	(23,284)
Accumulated other comprehensive loss	94,531	--	76,782	(76,782)	94,531
Treasury stock, at cost	(7,415)	--	--	--	(7,415)

Total stockholders' equity	1,130,736	95,415	755,712	(851,126)	1,130,736
Total liabilities & stockholders' equity	$2,668,933	$2,493,910	$2,115,656	$(4,936,352)	$2,342,147

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

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004
(in thousands)

	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$27,463	$58,088	$100,611	$ --	$186,162
Investing Activities
Capital expenditures	(4,805)	(11,202)	(33,299)	--	(49,306)
Proceeds from sale of Wynco	--	17,000	--	--	17,000
Proceeds from sale of AAHD	--	--	4,400	--	4,400
Purchase of businesses & intangibles, net of cash required	(286)	(12,857)	(1,501)	--	(14,644)
Net cash used in investing activities	(5,091)	(7,059)	(30,400)	--	(42,550)
Financing Activities:
Increase (decrease) in short-term debt	--	6,500	78	--	6,578
Reduction of senior long-term debt	--	(95,600)	(32,520)	--	(128,120)
Proceeds from senior long-term debt	--	25,000	--	--	25,000
Proceeds from issuance of stock	7,027	111	--	--	7,138
Reduction of convertible debt	(24,455)	--	--	--	(24,455)
Increase in bank overdraft	2,885	17,107	--	--	19,992
Change in long-term intercompany rec/pay	--	--	--	--	--
Change in investment in subsidiaries	--	--	--	--	--
Change in intercompany dividends	8,479	(8,479)	--	--	--
Change in treasury stock	(229)	--	--	--	(229)
Payment of debt issuance costs	(1,689)	--	--	--	(1,689)
Dividends paid	(9,404)	--	--	--	(9,404)
Net cash provided by (used in) financing activities	(17,386)	(55,361)	(32,442)	--	(105,189)
Net cash flows from exchange rate changes	--	--	8,166	--	8,166
Increase (decrease) in cash	4,986	(4,332)	45,935	--	46,589
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	$ 1,614	$ 773	$ 102,825	$ --	$105,212

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003
(in thousands)

	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 57,972	$38,751	$58,347	$ --	$155,070
Investing Activities
Capital expenditures	(7,329)	(16,554)	(18,736)	--	(42,619)
Proceeds from sale of property	2,355	--	--	--	2,355
Proceeds from sale of subsidiary	5,967	--	--	--	5,967
Purchase of businesses & intangibles, net of cash required	(2,093)	(84)	(3,075)	--	(5,252)
Net cash used in investing activities	(1,100)	(16,638)	(21,811)	--	(39,549)
Financing Activities:
Increase (decrease) in short-term debt	--	(10,500)	27	--	(10,473)
Reduction of senior long-term debt	(319,789)	(2,499)	(1,676)	--	(323,964)
Proceeds from senior long-term debt	248,000	--	--	--	248,000
Proceeds from issuance of stock	11,321	--	--	--	11,321
Increase in bank overdraft	104	1,826	--	--	1,930
Change in long-term intercompany rec/pay	8,456	(8,456)	--	--	--
Change in investment in subsidiaries	--	--	--	--	--
Change in intercompany dividends	--	--	--	--	--
Change in treasury stock	--	--	--	--	--
Payment of debt issuance costs	(576)	--	--	--	(576)
Dividends paid	(9,320)	--	--	--	(9,320)
Net cash provided by (used in) financing activities	(61,804)	(19,629)	(1,649)	--	(83,082)
Net cash flows from exchange rate changes	--	--	2,221	--	2,221
Increase (decrease) in cash	(4,932)	2,484	37,108	--	34,660
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	$(3,372)	$5,105	$56,890	$--	$58,623

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