Form 10-Q
period 2005-03-31
ALPHARMA INC
filed 2005-05-06
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended March 31, 2005	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 15, 2005:
Class A Common Stock, $.20 par value - 41,175,499 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of March 31, 2005 and December 31, 2004	3
	Consolidated Statement of Operations for the Three Months Ended March 31, 2005 and 2004	4
	Consolidated Condensed Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004	5
	Notes to Consolidated Condensed Financial Statements	6 - 30
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	31 - 39
Item 3	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4	Controls and Procedures	39 - 42
PART II. Item 1	OTHER INFORMATION Legal Proceedings	43
Item 6	Exhibits	43
	Signatures	44

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$23,029	$105,212
Accounts receivable, net	245,134	226,591
Inventories	276,045	310,004
Prepaid expenses and other current assets	27,783	30,265
Total current assets	571,991	672,072

Property, plant and equipment, net	443,505	457,296
Goodwill	464,951	478,621
Intangible assets, net	300,130	310,718
Other assets and deferred charges	76,048	85,135

Total assets	$1,856,625	$2,003,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 166,145	$ 675,639
Short-term debt	10,459	16,096
Accounts payable	121,786	117,892
Accrued expenses	185,956	187,129
Accrued and deferred income taxes	51,136	43,650
Total current liabilities	535,482	1,040,406

Long-term debt:
Senior	391,055	--
Convertible subordinated notes	10,000	10,000
Deferred income taxes	34,211	34,685
Other non-current liabilities	32,140	35,109
Commitments and contingencies (see Note 15)

Stockholders' equity:
Class A Common Stock	8,306	8,256
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,077,344	1,073,921
Unearned compensation	(8,648)	(7,443)
Accumulated deficit	(340,973)	(347,425)
Accumulated other comprehensive income	122,977	161,602
Treasury stock, at cost	(7,644)	(7,644)
Total stockholders' equity	853,737	883,642
Total liabilities and stockholders' equity	$1,856,625	$2,003,842

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Total revenue	$378,143	$311,661
Cost of sales	220,617	193,667
Gross profit	157,526	117,994
Selling, general and administrative expenses	93,037	98,956
Research and development	22,882	15,697
Goodwill impairment - adjustment of estimate	815	--
Operating income	40,792	3,341
Interest expense and amortization of debt issuance costs	(14,504)	(14,495)
Loss on extinguishment of debt	(1,884)	(861)
Other income, net	68	7,711
Income (loss) before income taxes	24,472	(4,304)
Provision (benefit) for income taxes	15,658	(1,162)

Net income (loss)	$8,814	$(3,142)

Earnings per common share:
Basic
Net income (loss)	$0.17	$(0.06)
Diluted
Net income (loss)	$0.17	$(0.06)

Dividends per common share	$0.045	$0.045

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income (loss)	$8,814	$ (3,142)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,885	23,798
Amortization of loan costs	675	754
Interest accretion on convertible debt	1,719	1,605
Other non-cash items	4,440	3,603
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(21,716)	52,927
Decrease in inventory	27,577	2,605
Increase (decrease) in accounts payable, accrued expenses and taxes payable	6,317	(17,861)
Decrease (increase) in prepaid expenses	2,149	(5,772)
Other, net	(6,437)	2,938
Net cash provided by operating activities	47,423	61,455

Investing Activities:
Capital expenditures	(7,917)	(7,774)
Purchase of intangible assets	(1,180)	(275)
Purchase of Wynco	--	(12,857)
Proceeds from sale of Wynco	--	17,000
Net cash used in investing activities	(9,097)	(3,906)

Financing Activities:
Dividends paid	(2,362)	(2,356)
Reduction of senior long-term debt	(120,223)	(56,955)
Net (reduction) under lines of credit	(5,623)	(9,500)
Proceeds from issuance of common stock and other	1,296	1,504
Increase (decrease) in book overdraft	9,389	(270)
Net cash used in financing activities	(117,523)	(67,577)

Net cash flows from exchange rate changes	(2,986)	(907)

(Decrease) in cash	(82,183)	(10,935)
Cash and cash equivalents at beginning of year	105,212	58,623
Cash and cash equivalents at end of period	$ 23,029	$47,688

See notes to the consolidated condensed financial statements.

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2004 Annual Report on Form 10-K/A. The reported results for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Stock Options and Employee Stock Purchase Plan

     At March 31, 2005, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation. No tax benefits were attributed to the stock-based employee compensation expense during the first quarter of 2005 because the Company maintained a valuation allowance on substantially all of the U.S. net deferred tax assets.

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$8,814	$(3,142)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects during the first quarter of 2004	766	333
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects during the first quarter of 2004	1,693	1,308

Pro forma net income (loss)	$7,887	$(4,117)

Earnings (loss) per share:
Basic-as reported	$0.17	$(0.06)
Basic-pro forma	$0.15	$(0.08)

Diluted-as reported	$0.17	$(0.06)
Diluted-pro forma	$0.15	$(0.08)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Expected life (years)	3.7	3.6
Expected future dividend yield (average)	1.35%	0.88%
Expected volatility	0.58	0.58

     The risk-free interest rates for 2005 and 2004 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2005 and 2004 amounted to 3.8% and 2.9%, respectively. The weighted average fair value of options granted during the quarters ended March 31, 2005 and 2004 with exercise prices equal to fair market value on the date of grant was $6.41 and $9.36, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units that are valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit has a potential value between zero and $200. As of March 31, 2005, approximately 81,529 performance units granted in 2004 are outstanding under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2006. The potential costs would be $4,076 in 2006 if the Company is in the 50th percentile relative to the peer group and potentially up to $16,306 if the Company is in the 90th percentile relative to the peer group. As of March 31, 2005, approximately 66,270 performance units granted in 2005 are outstanding under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2007. The potential costs would be $3,314 in 2007 if the Company is in the 50th percentile relative to the peer group and potentially up to $13,254 if the Company is in the 90th percentile relative to the peer group. In accordance with SFAS 5, "Accounting for Contingencies", the future outcome of the Company's performance measured against peer companies is undeterminable, and therefore the Company has not established reserves for potential future costs. If the Company had made the computations as of March 31, 2005, the related liabilities would be zero.

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

       Compliance with these financial covenants in 2005 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt of approximately $375,000 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at March 31, 2005 were $412,270 and $577,659, respectively, compared to $538,065 and $701,735, respectively, at December 31, 2004.

       The Company's EBITDA, as defined, is affected most directly by changes in operating income. The definition of EBITDA allows for the add back of non-cash charges, including goodwill impairment charges. Operating income in 2004 was negatively affected by business conditions in USG and by corrective actions related to the Company's response to FDA Form 483s issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and production delays and interruptions at the Elizabeth plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. In September 2004, the FDA inspected Elizabeth and has since advised the Company it is eligible for new product approvals. Since the September inspection, the Company has received four new product approvals. In the fourth quarter of 2004, the Company launched both its gabapentin capsules and tablets from the Elizabeth site. The Company anticipates it will be the subject of another FDA inspection at the Elizabeth site in 2005. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipated substantial completion of the corrective actions by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. Representatives of the Company and the Baltimore facility met with Baltimore FDA in the fourth quarter of 2004 to discuss progress on the corrective action plan and to clarify expectations and deliverables. The Company anticipates it will be the subject of another inspection at the Baltimore site in 2005. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon results of future inspections performed by the respective New Jersey and Baltimore Districts of the FDA. See Note 15 for further details.

      In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in March 2005, which delayed the further tightening of certain financial covenants. The amendment provided at March 31, 2005, the interest coverage ratio requirement will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005, to be excluded from the calculation of EBITDA. Regarding the net worth covenant, the amendment allowed up to $250,000 of asset valuation impairment charges, which were incurred in the fourth quarter of 2004, to be added back to the calculated amount of net worth.

     At December 31, 2004, the Company had certain violations of its debt covenants, that were unrelated to the financial covenants. In April and May 2005, the Company cured all such violations. At March 31, 2005, the Company had approximately $60,000 of EBITDA flexibility on its tightest financial covenant at quarter end, the Interest Coverage Ratio.

     The Company has a formal operating plan for 2005. The plan indicates continued difficult operating conditions in the U.S. Generic Pharmaceutical business. Based on the plan, the Company expects to remain in compliance with its financial covenants throughout 2005. Depending on actual results, the Company may need to consider additional actions to ensure continued compliance.

     The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Cash generated by the Company's international operations may be made available to fund U.S. investments under the American Jobs Creation Act of 2004 (the "Act"). As of March 31, 2005, the Board of Directors approved a plan and the Company repatriated $135,000 of cash in extraordinary dividends, as defined in the Act during the first quarter of 2005. The tax impact of repatriating this $135,000 was approximately $8,600. On April 27, 2005, the Board of Directors approved the repatriation of an additional $12,000. The tax impact of repatriating this $12,000 in the second quarter of 2005, is expected to be approximately $800. The Company may adopt additional reinvestment plans under the Act and it currently estimates that it could increase the amount to be repatriated under the Act by up to $288,000 (subject to Board of Directors approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $288,000 would be approximately $18,500.

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $9,097 for the quarter ended March 31, 2005 compared to $8,049 for the quarter ended March 31, 2004.

• Selling certain assets. The Company continues to consider possible divestitures, which could be material. There is no guarantee any divestiture will be completed.

• Reduce subordinated convertible debt by issuing common stock. At March 31, 2005, the Company has $165,389 of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. On April 1, 2005, the Company repaid the 5.75% convertible Subordinated Notes ($9,752 as of March 31, 2005). The Company's loan covenants also require that amounts outstanding of the 6.875% convertible debt ($155,637 at March 31, 2005) be reduced to $10,000 or less by December 1, 2005. The Company is planning for this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

• Obtaining additional amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at March 31, 2005 the amount outstanding was $191,811 (a reduction of $430,189). The Company has obtained amendments as follows:

• In the fourth quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges of up to $10,000 from EBITDA and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions.

• In May 2004, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment included provisions enabling the Company to issue up to $200,000 of senior subordinated notes to refinance the existing convertible notes, to prepay a local currency mortgage secured loan of approximately $32,000, modify the requirements to prepay debt facilities with proceeds from the potential sale of certain assets/businesses, allow for certain covenant add-backs associated with gabapentin inventory and other minor items.

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

• In March 2005, the 2001 Credit Facility was amended to provide at March 31, 2005, the interest coverage ratio requirement will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00, and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005 to be excluded from the calculation of EBITDA. The net worth covenant is reduced by up to $250,000 of asset valuation impairment charges.

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

3.      Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004

Finished product	$175,786	$170,290
Work-in-process	49,631	69,804
Raw materials	50,628	69,910
	$276,045	$310,004

     Included in the March 31, 2005 amounts are inventories, (exclusive of those being reclassified), related to one product, gabapentin, which was launched in the fourth quarter of 2004. At March 31, 2005 and December 31, 2004, $458 and $2,536, respectively, of gabapentin raw materials, have been reclassified to prepaid expenses and other, as the cost of the raw materials will be recoverable upon receipt of replacement inventory. Upon receipt, the raw materials will be reclassified as inventory. See Note 15 for additional information regarding gabapentin.

4.      Long-Term Debt

Long-term debt consists of the following:
		December 31,	December 31,
	March 31,	2004	2004
	2005	(Proforma)	(Reported)
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$ 27,471	$ 51,792	$ 51,792
Term B	129,340	225,177	225,177
Revolving Credit	25,000	25,000	25,000
	181,811	301,969	301,969

8.625% Senior Notes due 2011	220,000	220,000	220,000

Total senior long-term debt	401,811	521,969	521,969

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	155,637	153,918	153,918
5.75% Convertible Subordinated Notes due 2005	9,752	9,752	9,752
Total subordinated debt	165,389	163,670	163,670

Total long-term debt	567,200	685,639	685,639
Less, current maturities	166,145	172,346	675,639
	$401,055	$513,293	$10,000

At December 31, 2004, the Company classified $503,293 of its outstanding debt as current liabilities due to violations of certain debt covenants at December 31, 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company cured all such violations and accordingly, the associated debt obligations are no longer callable and are classified as long-term at March 31, 2005. The December 31, 2004 proforma balances are presented above to classify the associated debt as long-term, as if the covenant violations had been cured as of December 31, 2004.

     The Company prepaid $115 million and $50 million of the Term A and Term B loans in the first quarter of 2005 and 2004, respectively. As a result, the Company recognized pre-tax charges of $1,884 and $861 in the first quarter of 2005 and 2004, respectively, as a loss on extinguishment of debt. In addition, on April 1, 2005, the Company repaid the 5.75% convertible Subordinated Notes ($9,752 as of March 31, 2005).

     The 2001 Credit Facility has several financial covenants including a total debt to EBITDA ratio, senior debt to EBITDA, fixed charge coverage ratio and an interest coverage ratio. In March 2005, an amendment was approved which permitted exclusions of: (i) cash restructuring charges of up to $30,000 incurred from July 1, 2004 to December 31, 2005 from EBITDA, and (ii) up to $250,000 of asset valuation impairment charges from the required amount of net worth. It also amended the interest coverage ratio and leverage ratios to delay the timing of further covenant restrictions (see Note 2).

5.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:
(Shares in thousands)	Three Months Ended
	March 31,
	2005	2004
Average shares outstanding -- basic	52,355	51,894
Stock options	218	--
Average shares outstanding -- diluted	52,573	51,894

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended March 31, 2005, stock options to purchase approximately 2,100,000 shares were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares. For the three months ended March 31, 2004, stock options had an anti-dilutive effect and therefore stock options to purchase approximately 4,100,000 shares were not included in the diluted EPS calculation.

     The following table summarizes stock options not included in the computation of diluted EPS:
	Three Months Ended March 31,
	2005	2004
Excluded due to option price greater than market value	2,081	1,710
Excluded due to anti-dilution	--	2,402

At March 31, 2005, the effects of the 06 Notes (convertible into 3,809,343 shares) were not included in the calculation of diluted EPS because the result was anti-dilutive. At March 31, 2004, the effects of the 05 and 06 Notes (convertible into 1,196,310 and 3,809,343 shares, respectively) were not included in the calculation of diluted EPS because the result was anti-dilutive.

The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable. No tax benefits were attributed to the interest expense related to the 05 convertible notes during the first quarter of 2005 because the Company maintained a valuation allowance on substantially all of the net deferred tax assets. As a result, the effects of the 05 Notes (convertible into 341,054 shares) were not included in the calculation of diluted EPS because the result was anti-dilutive.

6.   Goodwill and Intangible Assets:

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2005 through 2009 is currently estimated to be approximately $36,000, $34,800, $29,600, $29,000 and $28,500, respectively.

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

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Net balance, December 31, 2004	$310,718

Additions	945
Amortization	(9,009)
Translation adjustment	(2,276)
Impairments	(248)

Net balance, March 31, 2005	$300,130

Accumulated amortization, March 31, 2005	$190,135

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended March 31, 2005 are, as follows:
	IG	API	USG	BP	Total
Balance December 31, 2004	$329,963	$6,392	$28,293	$113,973	$478,621
Foreign exchange translation	(12,520)	(335)	--	--	(12,855)
Adjustment of impairment loss	--	--	(815)	--	(815)

Balance March 31, 2005	$317,443	$6,057	$27,478	$113,973	$464,951

     In the first quarter of 2004, the Company reorganized USHP into two reportable segments, US Generic Pharmaceuticals ("USG") and Branded Pharmaceuticals ("BP"). The goodwill of USHP was allocated between the new segments based on the relative fair values at the time of disaggregation.

     The year-end 2004 long term USG plan reflected the impact of emerging external factors including the increasing number of competitors, including at times authorized generics, and recent experience with a product launch for which pricing was below raw material costs. The impact of these factors was significant in valuing the future contribution from future new product launches. The year-end assessment indicated an impairment of USG's goodwill. The Company engaged its independent valuation firm to perform the FAS 142 Step II valuation of USG. Based upon the FAS 142 Step II valuation work performed, the Company recorded an estimated impairment loss of $260,000 as of December 31, 2004. This amount represented the Company's best estimate of the impairment loss. The Company and its independent valuation firm completed the FAS 142 Step II valuation in May 2005. As a result, the Company recorded an adjustment of $815 in the first quarter of 2005, increasing the total impairment charge to $260,815.

7.    Reorganization, Refocus and other Actions

     The Company has only included severance related to specific programs as management actions. Other severance charges not related to specific programs are not segregated from normal operations. The following table presents cash activity in the severance and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2004	$5,127	$6,449
Charges	--	--
Adjustments	27	(1)

Payments	(726)	(345)

Translation adjustments	(76)	(9)

Balance, March 31, 2005	$4,352	$6,094

     The liabilities for accrued severance as of March 31, 2005 are reflected in accrued expenses. The Company expects to settle these liabilities, the majority of which relate to 2003, over the next twelve months, in cash.

     The liabilities for other closure and exit costs as of March 31, 2005 primarily relate to demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next twelve months.

8.    Pension Plans and Postretirement Benefits:

U.S.:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$1,042	$1,136	$21	$21
Interest cost	779	758	44	53
Expected return on plan assets	(763)	(652)	--	--
Net amortization of transition obligations	--	2	--	1
Amortization of prior service cost	(17)	(17)	(31)	(31)
Recognized net actuarial (gain) loss	98	147	12	23
Net periodic benefit cost	$1,139	$1,374	$46	$ 67

     Employer contributions primarily include those amounts contributed directly to, or paid directly from, plan assets. The Company expects to contribute approximately $4,000 to the U.S. pension plans in 2005. Through the first quarter, no contributions have been made.

Europe:

     The net periodic benefit costs for the Company's pension plans are as follows:
	For the Three Months Ended March 31,
	2005	2004
Service cost	$1,493	$1,338
Interest cost	1,129	1,038
Expected return on plan assets	(950)	(807)
Amortization of transition obligation	23	146
Amortization of prior service cost	46	27
Recognized net actuarial loss	124	61
Net periodic benefit cost	$1,865	$1,803

     The Company expects to contribute approximately $5,000 to the European pension plans in 2005. Through the first quarter, contributions of approximately $850 have been made.

9. Sale of Subsidiaries - 2004

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

     On March 30, 2004, the Company sold its 100% interest in this distribution company for $17,000. In connection with the sale, the Company recognized a charge within Other income (expense) of $1,090 related to an intangible asset previously held. Excluding this charge, the Company has recognized a loss on the sale of $433 for the year ended December 31, 2004. As part of the transaction, the Company entered into an Agency and Distribution Agreement and Logistics Services Agreement with the buyer. The operations of Wynco are not classified as discontinued operations, as the Company and Wynco will have significant continuing involvement.

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

     In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", at June 30, 2004, a loss of $9,474 was recorded. In July 2004, the sale was consummated. Through December 31, 2004, proceeds of approximately $4,400 were received and the loss on sale was increased to $9,987, primarily due to a curtailment loss.

     The loss does not include a potential earn out of up to approximately $3,000 that is contingently payable over three years dependent on Aquatic's future profitability.

     The operations of Aquatic are not classified as discontinued operations, as the Company and Aquatic will have significant continuing involvement. The Company and Aquatic will continue to manufacture certain products for each other for at least 3 years and the potential earn out is significant to the cash flows of Aquatic.

     The results of Aquatic operations included in the Animal Health segment for the three months ended March 31, 2004, are summarized as follows:
Three Months Ended March 31,
2004

Revenues	$2,800
Operating income (loss)	$(700)

10.      Supplemental Data
	Three Months Ended
	March 31,
	2005	2004
Other income (expense), net:
Metformin ER profit-sharing income	$ --	$8,137
Write-off of intangibles on sale of Wynco	--	(1,090)
Loss on sale of Wynco	--	(210)
Interest income	1,087	125
Foreign exchange gains (losses), net	(852)	961
Other, net	(167)	(212)
	$ 68	$7,711
Interest expense and amortization of debt costs:

Interest expense	$(13,829)	$(13,741)
Amortization of debt issuance costs	(675)	(754)
	$(14,504)	$(14,495)
Supplemental cash flow information:

Other non-cash operating activities:

Non-cash asset write-downs	$2,859	$1,977
Write-off of intangibles on sale of Wynco	--	1,090
Goodwill impairment - adjustment of estimate	815	--
Amortization of restricted shares	766	536
	$4,440	$3,603

Cash paid for interest	$5,712	$6,285
Cash paid (refunded) for income taxes, net	$3,871	$(2,043)

11.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(29,811) and $(12,547) for the three months ended March 31, 2005 and 2004, respectively. The only components of accumulated other comprehensive income for the Company as of March 31, 2005 and December 31, 2004 are foreign currency translation adjustments.

12.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 22% of the total outstanding common stock as of March 31, 2005. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

     Effective January 1, 2005, the Company and ALI entered into a new administrative service agreement whereby the Company provides limited administrative services to ALI. The agreement provides for payment of a fixed yearly fee of approximately $64. This agreement was approved by the Company's Audit and Corporate Governance Committee.

13.     Business Segment Information

      The Company's businesses are organized in five reportable segments as follows; Active Pharmaceutical Ingredients ("API"), Branded Products ("BP"), International Generics ("IG"), U.S. Generics ("USG"), and Animal Health ("AH"). Each business has a segment manager who reports to the CEO.

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

	Three Months Ended March 31,
	2005	2004	2005	2004
	Revenues		Operating Income

API	$34,973	$33,706	$14,534	$18,330
BP	18,378	11,521	783	(956)
IG	93,881	90,768	7,172	3,407
USG(1)	160,170	102,120	15,408	(3,431)

Total Human Pharmaceuticals	307,402	238,115	37,897	17,350

Animal Health	74,484	84,492	13,734	4,196
Elimination of profit-sharing income(1)	--	(8,137)	--	(8,137)
Unallocated and other eliminations	(3,743)	(2,809)	(10,839)	(10,068)
	$378,143	$311,661	$40,792	$ 3,341

(1)  Profit-sharing income is included in USG and is classified as Other income in the Consolidated Statement of Operations.

14.     Income Taxes

Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. federal deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. federal deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continuing domestic losses. As a result of these changes and continuing domestic losses, the Company no longer considers it more likely than not that these net U.S. federal deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At March 31, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on domestic earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.4% and will not provide Federal income benefits on full year pre-tax losses that are currently estimated for U.S. operations.

     Income tax expense for the three months ended March 31, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$1,619	$22,853	$24,472
Estimated tax International Domestic Federal Domestic State	-- 332	6,726 ____	6,726 -- 332
	332	6,726	7,058
Effective rate	20.5%	29.4%	28.8%
Tax on $135.0 million dividend repatriation	7,100	1,500	8,600
Tax expense			$15,658

The consolidated effective tax rate of 28.8% for the three months ended March 31, 2005, (before taxes on dividend repatriation), will not necessarily be indicative of the full year effective tax rate, due to shifts in the mix of U.S. and international pre-tax income and losses.

     The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act provides for a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by allowing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. As of March 31, 2005, the Board of Directors approved a plan and the Company repatriated $135,000 of cash in extraordinary dividends, as defined in the Act, during the first quarter of 2005. The tax impact of repatriating this $135,000 was approximately $8,600. On April 27, 2005, the Board of Directors approved the repatriation of an additional $12,000 in the second quarter of 2005. The tax impact of repatriating this $12,000 is expected to be approximately $800. Alpharma may adopt additional reinvestment plans under the Act and it currently estimates that it could increase the amount to be repatriated under the Act by up to $288 million (subject to Board of Directors approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $288,000 would be approximately $18,500.

15.      Contingent Liabilities and Litigation

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

     Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received an FDA 483 Report in January 2003 that recorded observed deviations from cGMPs. The Company submitted a comprehensive response in February 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report in December 2003 indicating continued deficiencies in compliance with FDA regulations. Certain product recalls were included in the original corrective action plan and were completed in 2002 and 2003. The Company completed a significant portion of its corrective actions in 2004, with the remainder estimated for completion by June 2007, subject to FDA's final review and satisfaction with the actions taken. During September 2004, the FDA completed a re-inspection of the Elizabeth facility and issued a 483 Report. The number and scope of the comments declined significantly. The Company has submitted its response and has corrected the observations. Prior to the September 2004 inspection, the Company's pending requests for new product approvals involving manufacturing at the Elizabeth plant had been withheld. As a result of this inspection, the Company became eligible to obtain new product approvals at the Elizabeth site. In the fourth quarter of 2004 the FDA issued four new ANDA product approvals involving products to be manufactured at the Elizabeth facility.

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

     In October 2004, the FDA conducted a general inspection at the Company's Skoyen, Norway API plant. As a result of this inspection, the Company received a 483 Report in October that recorded observed deviations from cGMPs. The Company has responded to the FDA. One of the Company's API products is manufactured at the Skoyen facility and is included in the scope of the inspection. The effect, if any, of the FDA inspection on the regulatory status of the Skoyen site or the products manufactured at this site will not be known until the FDA reacts to the Company's response to the 483 Report.

In May 2005, the FDA conducted a general inspection at the Company's Copenhagen, Denmark API plant. As a result of this inspection, the Company received a 483 Report on May 6 that recorded observed deviations from cGMPs. The Company is in the process of responding to the FDA.

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

     In 2003, the Company received confirmation from the FDA that it has secured eligibility for 180-day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product was triggered in October 2004 for capsules and December 2004 for tablets when Purepac commenced commercial marketing of these gabapentin dosage forms. Concurrently with the Company's launch of gabapentin capsules and tablets, Pfizer launched its authorized gabapentin generic capsules and tablets. In April 2004, the Company entered into agreements with Teva Pharmaceutical Industries Ltd. ("Teva") which provided for Teva to share a portion of the Company's potential patent litigation risks regarding the launch of gabapentin and permit Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. The agreement provides for certain payments to the Company (estimated to be $60,000 at March 31, 2005) based on Teva's net sales during the exclusivity period.

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

     On September 15, 2004, Ivax Pharmaceuticals ("Ivax") filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and its gabapentin tablets ANDA. The Company intervened in this matter to protect its interests. On September 17, 2004, the District Court ruled against Ivax's request for final product approval, effectively keeping intact the Company's entitlement to exclusivity on both the gabapentin capsule and tablet products. On September 21, 2004, Ivax appealed the case. Before the appeal was decided, on February 10, 2005, the Company entered into a Settlement Agreement pursuant to which Ivax agreed to dismiss its litigation. In return, the Company agreed to selectively waive its exclusivity for gabapentin capsules and tablets effective as of March 23, 2005 and April 29, 2005, respectively. As a result, Ivax will be eligible to receive final FDA approval for its gabapentin capsule and tablet products on such dates and, if received, will subsequently be permitted to enter into the gabapentin capsule and tablet markets on those dates, prior to the lapse of the Company's first-to-file exclusivity period. On March 23, 2005, Ivax received final FDA approval for its gabapentin capsules and immediately launched the product and on May 2, 2005, Ivax launched its gabapentin tablet products.

     From time to time, the Company may engage in other "at-risk" launches, where the Company has not at present been, but may be sued by the brand name drug manufacturer company for alleged patent infringement. In the United States and in certain other countries, such lawsuits could seek lost profit damages which, if recovered, could be material to the Company.

SEC Investigation

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. Deposition and document discovery is underway.

Serious Fraud Office Investigation

     In June 2003, the Company received a request for certain information from the United Kingdom Office of Serious Fraud. The Serious Fraud Office ("SFO") requested documents related to the Company's dealings with several of its competitors with respect to activities in certain specified antibiotic drugs and warfarin during the late 1990s. The Company has responded to this request. The Company has been informed by the SFO that it has initiated a criminal investigation of possible violation of laws by the Company and two of its former UK executives. If the Company is found guilty it could be subject to a fine in an amount not limited by statute.

Medicaid Litigation

Nevada, Alabama, Florida, Illinois, Massachusetts, Kentucky and over 20 local jurisdictions have begun investigations of or commenced litigation against the Company, along with other pharmaceutical manufacturers and distributors, based upon allegations that fraudulent Average Wholesale Prices were reported for varying numbers of years and products under governmental Medicaid reimbursement programs Such lawsuits vary somewhat in the damages alleged but generally seek statutory and civil penalties, including in certain lawsuits disgorgement of profits and treble damages from each defendant as may be determined at trial. Currently no litigation has proceeded beyond the discovery stage.

Perrigo Agreement Litigation

     The Federal Trade Commission, in conjunction with various State Attorneys General, completed a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company inter alia: (i) renounced its 180 day Hatch-Waxman marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments from Perrigo. In 2004, the Company entered into a settlement with the FTC and the States whereby the Company agreed to pay $2,500 to the FTC and $750,000 to the States. Five private lawsuits alleging antitrust, unfair competition and restraint of trade have been filed against the Company in connection with this matter - two in the District of Columbia and three in California. The cases in each jurisdiction have been consolidated. The plaintiffs are seeking treble damages in response to the claims. The Company is in the process of responding to the claims made in the lawsuits.

Chicken Litter Litigation

     The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce manure that contains arsenic. The suit further alleges that the chicken litter, when used as agricultural fertilizer by chicken farmers, causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has filed a claim with its insurance carrier and the carrier has responded by reserving its rights to later reject such claim. In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and intends to vigorously defend against these allegations. Worldwide sales of this product were approximately $24,000 in 2003, $23,300 in 2004 and $5,300 in the first quarter of 2005.

Brazilian Tax Claims

     The Company is the subject of several tax claims which aggregate to approximately $9,500 by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

16.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the Consolidating Balance Sheet as of March 31, 2005 and December 31, 2004 and the related Statements of Operations and Cash Flows for the quarters ended March 31, 2005 and 2004 for:
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

ALPHARMA INC.
Consolidating Balance Sheet
As of March 31, 2005
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$562	$1,796	$20,671	$--	$23,029
Accounts receivable, net	34,198	125,509	85,427	--	245,134
Inventories	43,966	107,341	129,803	(5,065)	276,045
Prepaid expenses and other	23,181	(9,322)	12,857	1,067	27,783
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,340,167	826,191	1,343,384	(3,509,742)	--
Total current assets	1,442,074	1,051,515	1,592,142	(3,513,740)	571,991

Property, plant & equipment, net	110,181	134,663	198,661	--	443,505
Goodwill	4,366	140,447	322,249	(2,111)	464,951
Intangible assets, net	40,038	155,237	104,855	--	300,130
Investment in subsidiaries	783,635	239,696	--	(1,023,331)	--
Assets of discontinued operations	--	--	--	--	--
Other assets and deferred charges	26,847	153	49,048	--	76,048
Total assets	$2,407,141	$1,721,711	$2,266,955	$(4,539,182)	$1,856,625

Current liabilities:
Short term debt	$--	$10,000	$459	$--	$10,459
Long term debt, current portion	155,389	10,756	--	--	166,145
Accounts payable and accrued expenses	59,308	133,205	110,862	4,367	307,742
Accrued and deferred income taxes	6,879	22,033	23,275	(1,051)	51,136
Liabilities of discontinued operations	--	--	--	--	--
Intercompany payables	1,135,644	1,708,921	1,341,465	(4,186,030)	--
Total current liabilities	1,357,220	1,884,915	1,476,061	(4,182,714)	535,482

Long term debt:
Senior	220,000	171,055	--	--	391,055
Convertible subordinated notes	10,000	--	--	--	10,000
Liabilities of discontinued operations	--	--	--	--	--
Deferred income taxes	(39,790)	40,706	33,295	--	34,211
Other non-current liabilities	5,974	354	25,812	--	32,140

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,306	--	--	--	8,306
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,077,344	12,347	495,761	(508,108)	1,077,344
Deferred stock cost	(8,648)	--	--	--	(8,648)
Retained earnings	(340,973)	(387,666)	130,284	257,382	(340,973)
Accumulated other comprehensive loss	122,977	--	105,742	(105,742)	122,977
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	853,737	(375,319)	731,787	(356,468)	853,737
Total liabilities & stockholders' equity	$2,407,141	$1,721,711	$2,266,955	$(4,539,182)	$1,856,625

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

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2005
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$87,447	$175,978	$143,152	$(28,434)	$378,143
Cost of sales	58,661	112,381	78,009	(28,434)	220,617
Gross profit	28,786	63,597	65,143	--	157,526
Operating expenses	26,363	47,839	42,532	--	116,734
Operating income (loss)	2,423	15,758	22,611	--	40,792
Interest expense - 3rd parties	(9,322)	(4,857)	(325)	--	(14,504)
Other income (expense), net	(1,916)	(217)	317	--	(1,816)
Equity in earnings of subsidiaries	17,691	(117,912)	--	100,221	--
Income (loss) before taxes	8,876	(107,228)	22,603	100,221	24,472
Provision (benefit) for income taxes	62	10,114	5,482	--	15,658
Net income (loss) from continuing operations	$8,814	$(117,342)	$17,121	$100,221	$8,814
Net discontinued operations	--	--	--	--	--
Net income (loss)	$8,814	$(117,342)	$17,121	$100,221	$8,814

ALPHARMA INC.
Consolidating Statement of Income
For the Quarter Ended March 31, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$82,195	$122,453	$145,872	$(38,859)	$311,661
Cost of sales	56,343	94,180	82,003	(38,859)	193,667
Gross profit	25,852	28,273	63,869	--	117,994
Operating expenses	23,837	40,974	49,842	--	114,653
Operating income	2,015	(12,701)	14,027	--	3,341
Interest expense - 3rd parties	(8,808)	(5,198)	(489)	--	(14,495)
Other income (expense), net	(1,347)	6,727	1,470	--	6,850
Equity in earnings of subsidiaries	5,048	10,849	--	(15,897)	--
Income (loss) before taxes	(3,092)	(323)	15,008	(15,897)	(4,304)
Provision (benefit) for income taxes	50	(5,371)	4,159	--	(1,162)
Net income (loss) from continuing operations	$(3,142)	$5,048	$10,849	$(15,897)	$(3,142)
Net discontinued operations	--	--	--	--	--
Net Income (loss)	$(3,142)	$5,048	$10,849	$(15,897)	$(3,142)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2005
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(2,488)	$133,860	$(83,949)	$ --	$47,423
Investing Activities
Capital expenditures	(321)	(1,671)	(5,925)	--	(7,917)
Purchase of businesses & intangibles, net of cash required	(753)	--	(427)	--	(1,180)
Proceeds from sale of Wynco	______	______	_____	_____	_____
Net cash used in investing activities	(1,074)	(1,671)	(6,352)	--	(9,097)
Financing Activities:
Increase (decrease) in short-term debt	--	(6,000)	377	--	(5,623)
Reduction of senior long-term debt	(65)	(120,158)	--	--	(120,223)
Proceeds from senior long-term debt	--	--	--	--	--
Proceeds from employee stock option and stock purchase plan and other	1,296	--	--	--	1,296
Increase (decrease) in book overdraft	1,556	(2,924)	10,757	--	9,389
Change in long-term intercompany rec/pay	--	--	--	--	--
Change in intercompany dividends & investment in subsidiaries	2,085	(2,085)	--	--	--
Dividends paid	(2,362)	--	--	--	(2,362)
Net cash provided by (used in) financing activities	2,510	(131,167)	11,134	--	(117,523)
Net cash flows from exchange rate changes	--	--	(2,986)	--	(2,986)
Increase (decrease) in cash	(1,052)	1,022	(82,153)	--	(82,183)
Cash and cash equivalents at beginning of year	1,614	774	102,824	--	105,212
Cash and cash equivalents at end of period	$562	$1,796	$20,671	$--	$23,029

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2004
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$7,474	$65,418	$(11,437)	$ --	$61,455
Investing Activities
Capital expenditures	(352)	(2,865)	(4,915)	--	(8,132)
Purchase of businesses & intangibles, net of cash required	--	(12,857)	83	--	(12,774)
Proceeds from sale of Wynco	--	17,000	--	--	17,000
Net cash used in investing activities	(352)	1,278	(4,832)	--	(3,906)
Financing Activities:
Increase (decrease) in short-term debt	--	(9,500)	--	--	(9,500)
Reduction of senior long-term debt	--	(56,592)	(363)	--	(56,955)
Proceeds from senior long-term debt	--	--	--	--	--
Proceeds from employee stock option and stock purchase plan and other	1,393	111	--	--	1,504
Increase (decrease) in book overdraft
Change in long-term intercompany rec/pay	251	(521)	--	--	(270)
Change in intercompany dividends & investment in subsidiaries	2,108	(2,108)	--	--	--
Dividends paid	(2,356)	--	--	--	(2,356)
Net cash provided by (used in) financing activities	1,396	(68,610)	(363)	--	(67,577)
Net cash flows from exchange rate changes	--	43	(950)	--	(907)
Increase (decrease) in cash	8,518	(1,871)	(17,582)	--	(10,935)
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	$5,146	$3,234	$39,308	$ --	$47,688

17.     Recent Accounting Pronouncements

 In December 2004, the FASB revised its SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock-Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first fiscal year beginning after June 15, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

2004 Divestitures

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

     In July 2004, the Company announced that it completed the sale of the Aquatic Animal Health operations ("Aquatic") of its Animal Health business to an employee group. The Aquatic operations, which are headquartered in Oslo, Norway, manufacture and market vaccines primarily for use in immunizing farmed fish worldwide. The sales price was approximately $4.4 million and was based on the working capital of the Aquatic business. The Company recorded a pre-tax non-cash loss of $9.5 million (diluted loss per share of $0.13) in the second quarter of 2004 to record the impairment of the Aquatic carrying value. In the third quarter, the loss was increased by $0.5 million (diluted loss per share of $0.14 in total) to reflect a pension curtailment loss related to the Aquatic employees. Aquatic operations included in the Animal Health segment for the three months ended March 31, 2004, are summarized as follows:

($ in millions)	Three Months Ended March 31,
2004

Revenues	$ 2.8
Operating income (loss) including impairment	$(0.7)

The operations of Aquatic and Wynco were not classified as discontinued operations, as the Company has significant continuing involvement with both divested companies.

Results of Continuing Operations - Three months ended March 31, 2005

     Total revenue increased $66.5 million (21%) for the quarter ended March 31, 2005 compared to 2004. Foreign exchange increased revenues by approximately $5.2 million (2%) and the inclusion of one quarter sales of Wynco and Aquatics, increased 2004 revenues by approximately $22.0 million. Excluding foreign exchange and the inclusion of Wynco and Aquatic results, revenues increased approximately 29%. Operating income was $40.8 million in 2005 compared to $3.3 million in 2004. Diluted earnings (loss) per share was $0.17 in 2005 compared to a ($0.06) in 2004.

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues		Operating Income (loss)
	2005	2004	2005	2004
Active Pharmaceutical Ingredients ("API")	$35.0	$33.7	$14.5	$18.3
Branded Pharmaceuticals ("BP")	18.4	11.5	0.8	(1.0)
International Generics ("IG")	93.9	90.8	7.2	3.4
USG (1)	160.2	102.1	15.4	(3.4)
Total Human Pharmaceuticals	307.5	238.1	37.9	17.3
Animal Health (AH) - base	74.5	62.5	13.7	5.0
Wynco and Aquatics	--	22.0	--	(0.8)
Total AH	74.5	84.5	13.7	4.2
Profit sharing income (1)	--	(8.1)	--	(8.1)
Unallocated and Eliminations	(3.9)	(2.8)	(10.8)	(10.1)
Total	$378.1	$311.7	$ 40.8	$ 3.3

(1)     In 2004, profit sharing income is included in USG segment revenues and operating income and is classified as other income in the Consolidated Statement of Operations.

Revenues

     Revenues in API increased $1.3 million (4%) mainly as a result of increased volumes due to the timing of sales to key customers, partially offset by price decreases on selected products. Translation of revenues into the U.S. dollar increased API revenues by 1%.

     BP revenues increased $6.9 million relative to 2004 due primarily to increased volume. Sales force expansions and an improved marketing campaign mainly contributed to the increase.

     IG revenues increased $3.1 million (3%) due primarily to the impact of translating revenues into the U.S. dollar ($3.9 million). Excluding currency impacts, revenues decreased 1% reflecting lower revenues in Holland due to volume and price and the United Kingdom due primarily to price, offset partially by higher volume in Germany.

     Revenues of generic products increased $58.1 million due primarily to gabapentin sales, offset by volume and price declines of other products and the absence of metformin ER profit sharing revenues in 2005. In the fourth quarter 2004, USG launched gabapentin capsules and tablets pursuant to the Company's exclusivity granted under the Hatch-Waxman Act and recorded revenues of $73.5 million. The Company's exclusivity ends in the second quarter of 2005. In April 2005, a number of new competitors launched gabapentin products and prices declined. Future sales of the Company's gabapentin capsules and tablets will be at lower prices and volumes than was recorded during the exclusivity period. 2004 revenues of generic products include approximately $8.1 million earned as a result of a profit sharing agreement on the launch of metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USG segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations.

     As is customary in the industry, USG shipments to wholesale customers include price incentives. These incentives are offered, reflecting the competitive nature of the markets and prior to the fourth quarter of 2004, the Company's inability to supply new products to its wholesale customers as it resolves its FDA issues. The Company monitors its sales to wholesale customers to ensure that wholesale inventory levels are maintained at levels appropriate to satisfy market demand.

     Inventories of generic and branded products at certain wholesale customers generally range from 2 to 3 months, although some products exceed the range. Inventory levels have been reduced, beginning in the second half of 2004, as the Company limited incentives offered to wholesalers with the result that sales, except for the gabapentin product, were reduced. The information regarding inventory levels within the channel is derived from inventory management reports obtained at a cost from major wholesalers. This information is critical to estimates of deductions from gross revenues to reported net revenues.

     Animal Health revenues, excluding Wynco and Aquatic revenues, increased $12.0 million (19%) due primarily to higher volumes in U.S. livestock and poultry markets (10% and 3%, respectively), in addition to the impact of foreign exchange, 1%.

Gross Profit

      On a Company-wide basis gross profit increased $39.5 million in 2005 compared to 2004. As a percentage of sales, overall gross profit was 41.6% as reported in 2005, versus 37.9% as reported in 2004.

      The increase in gross margin dollars results primarily from gabapentin sales in USG, and volume increases in BP and AH, offset partially by price decreases in API and USG.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses decreased $5.9 million (6%) in 2005 as compared to 2004. The decrease is primarily attributable to the inclusion of 2004 Wynco and Aquatic expenses ($3.3 million and $1.3 million, respectively). Severance costs in 2004 were $5.8 million, of which $0.1 was incurred by API, $1.3 million by BP, $1.8 million by IG, $0.5 million by USG, $0.1 million by AH and $2.0 million by Corporate. 2005 had severance charges totaling $0.4 million incurred in IG. Excluding these costs, selling, general and administrative expenses increased $4.0 million due primarily to marketing campaigns and sales force expansions within BP ($4.5 million).

      Research and development expenses increased $7.2 million in 2005 due primarily to a $5.0 million product development fee paid under an agreement with an Indian pharmaceutical company. Human Pharmaceutical research and development spending is expected to increase by approximately 6% in 2005 with a majority of the spending to support an increase in new product regulatory filings.

    Based upon the year-end FAS 142 Step II valuation work performed, the Company recorded an estimated goodwill impairment loss of $260,000 as of December 31, 2004 related to its USG segment. This amount represented the Company's best estimate of the impairment loss as of December 31, 2004. The Company and its independent valuation firm completed the FAS 142 Step II valuation in May 2005. As a result, the Company recorded an adjustment of $815 in the first quarter of 2005, increasing the total impairment charge to $260,815.

Operating Income

      Operating income increased by $37.5 million. The Company believes the change in operating income can be approximated as follows:
	API	BP	IG	USG	AH	Unal- located	Total
2004 as reported	$18.3	$(1.0)	$3.4	$(3.4)	$4.2	$(18.2)	$3.3
2004 severance	0.1	1.3	1.8	0.5	0.1	2.0	5.8
2004 profit sharing income	--	--	--	(8.1)	--	8.1	--
Brand sales force and marketing program expansions	--	(4.5)	--	--	--	--	(4.5)
Goodwill impairment adjustment	--	--	--	(0.8)	--	--	(0.8)
Aquatic loss - 2004	--	--	--	--	0.7	--	0.7
Research and development	0.9	(0.6)	(0.4)	(6.3)	0.9	(1.7)	(7.2)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(4.8)	5.6	2.4	33.5	7.8	(1.0)	43.5
2005 as reported	$14.5	$0.8	$7.2	$15.4	$13.7	$(10.8)	$40.8

     The increase in net margin improvement is virtually entirely attributed to gabapentin sales by USG during the exclusivity period. Improved operating performance by the Animal Health segment also contributed to the increase.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs remained consistent at $14.5 million in 2005 due to decreased debt levels, and lower amortization of debt issuance costs, offset by higher interest rates and greater liquidated damages versus a year ago.

Loss on Extinguishment of Debt

     First quarter 2005 results include $1.9 million of expense associated with the write-off of deferred loan costs compared with $0.9 million of expense in first quarter 2004 results. In 2005 the Company prepaid $115 million of bank term debt compared to a $50 million prepayment of bank term debt in 2004.

Other, Net

      Other income (expense) netted to approximately zero in 2005 compared to $7.7 million in 2004. First quarter 2004 includes $8.1 million of income from a USG profit sharing agreement. First quarter 2005 includes foreign exchange losses of $0.9 million, offset by interest income of $1.1 million. A detail of Other income (expense) follows:
	Three Months Ended
	March 31, 2005	March 31, 2004
Other income (expense), net:
Interest income	$ 1.1	$ 0.1
Foreign exchange gains (losses), net	(0.9)	1.0
Loss on sale of Wynco	--	(1.3)
Profit share income	--	8.1
Other, net	(0.1)	(0.2)
	$ 0.1	$7.7

Tax Provision

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continued U.S. losses. As a result, the Company no longer considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At March 31, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on domestic earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.4% and will not provide Federal income tax benefits on full year pre-tax losses that are currently estimated for U.S. operations.

     Income tax expense for the three months ended March 31, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$1.619	$22.853	$24.472
Estimated tax International Domestic Federal Domestic State	-- 0.332	6.726 ____	6.726 -- 0.332
	0.332	6.726	7.058
Effective rate	20.5%	29.4%	28.8%
Tax on $135.0 million dividend repatriation	7.100	1.500	8.600
Tax expense			$15.658

Financial Condition

At December 31, 2004, the Company classified $503.3 million of its outstanding debt as current liabilities due to violations of certain debt covenants at December 31, 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company cured all such violations and accordingly, the associated debt obligations are no longer callable and are classified as long-term at March 31, 2005. The December 31, 2004 proforma balances are presented in the Notes to consolidated financial statements (see Note 4) to classify the associated debt as long-term, as if the covenant violations had been cured as of December 31, 2004. Accordingly, December 31, 2004 proforma amounts are noted below for comparative purposes.

     At March 31, 2005, stockholders' equity was $853.7 million compared to $883.6 million at December 31, 2004. On a proforma basis, the ratio of long-term debt to equity was 0.47:1 at March 31, 2005 and 0.58:1 at December 31, 2004. The decrease in Stockholders' Equity in 2005 results primarily from the translation of foreign currencies into the U.S. dollar. At March 31, 2005, due primarily to the strengthening of the U.S. dollar against many other currencies, the Company has Accumulated Other Comprehensive Income of $123.0 million compared to $161.6 million at December 31, 2004.

     Working capital at March 31, 2005, was $36.5 million compared to proforma working capital of $135.0 million at December 31, 2004. Working capital is defined as current assets less current liabilities. The decrease in working capital is primarily related to the prepayment of long-term debt in the first quarter of 2005 ($115 million). The proforma current ratio was 1.07:1 at March 31, 2005 compared to 1.25:1 at December 31, 2004.

     Cash flow from operations in 2005 was $47.4 million compared to $61.5 million in 2004. Better working capital management and other items make up the balance of the cash provided by operating activities in 2004. In 2005, accounts receivable balances increased $21.7 million and inventory balances decreased $27.6 million, net of foreign currency, compared to December 31, 2004. The increase in accounts receivable and decrease in inventory balances are a result of increased sales in the first quarter 2005 as compared to the prior year.

     Balance sheet amounts decreased as of March 31, 2005 compared to December 2004 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Kroner, Danish Kroner, the Euro, and British Pound, declined versus the U.S. Dollar by approximately 5%, 6%, 5% and 3%, respectively. These decreases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $3.2 million, inventories $5.7 million, accounts payable and accrued expenses $4.1 million, and total stockholder's equity $38.6 million. The $38.6 million increase in stockholder's equity is included in other comprehensive income for the quarter and results from the strengthening of the U.S. Dollar in 2005 against all major functional currencies of the Company's foreign subsidiaries.

      In the fourth quarter of 2001, the Company completed the acquisition of the Faulding Oral Pharmaceuticals Business ("OPB") and entered into a $900 million credit facility ("2001 Credit Facility") to finance the acquisition and replace its previous credit agreement. The 2001 Credit Facility includes covenants that require it to maintain specified financial ratios and satisfy financial conditions consisting of a maximum total leverage ratio test, a maximum senior secured leverage ratio test, a minimum fixed charge coverage ratio test, a minimum interest coverage ratio test and a minimum net worth test. A breach of any of these covenants, if not cured or waived, could result in a default under the 2001 Credit Facility. If an event of default under the 2001 Credit facility occurs, the lenders under these facilities could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. The calculation of EBITDA, as defined in the credit facility, on a rolling four quarter basis is important to many of these tests. These covenants have been amended from time to time, including amendments made in May and August 2004 and March 2005.

      Compliance with these financial covenants in 2005 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $375.0 million and by lowering the revolving line of credit by $150.0 million. On an overall basis, senior debt and total debt at March 31, 2005 were $412.3 million and $577.7 million, respectively, compared to $538.1 million and $701.7 million, respectively, at December 31, 2004.

     The Company's EBITDA, as defined, is affected most directly by changes in operating income. The definition of EBITDA allows for the add back of non-cash charges, including goodwill impairment charges. Operating income in 2004 was negatively affected by business conditions in USG and by corrective actions related to the Company's response to FDA Form 483s issued for the Company's U.S. Human Pharmaceuticals plants in Baltimore (liquids) and Elizabeth (solid dose). The corrective action plans have included consulting and other costs and have resulted in lower production and significant rationalization of the liquids product line at the Baltimore plant and production delays and interruptions at the Elizabeth plant.

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. In September 2004, the FDA inspected Elizabeth and has since advised the Company it is eligible for new product approvals. Since the September inspection, the Company has received four new product approvals. In the fourth quarter of 2004, the Company launched both its gabapentin capsules and tablets for the Elizabeth site. The Company anticipates it will be the subject of another FDA inspection at the Elizabeth site in 2005. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. The plan anticipates substantial completion of the corrective actions by the end of 2004, subject to the FDA's final review and satisfaction with the actions taken. Representatives of the Company and the Baltimore facility met with Baltimore FDA in the fourth quarter of 2004 to discuss progress on the corrective action plan and to clarify expectations and deliverables. The Company anticipates it will be the subject of another inspection at the Baltimore site in 2005. While the Company has received no indications from the FDA, the total cost and timing of both the Elizabeth and Baltimore corrective action plans are subject to change based upon results of future inspections performed by the respective New Jersey and Baltimore Districts of the FDA. See Note 15 for further details.

In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in March 2005, which delayed the further tightening of certain financial covenants. The amendment provided at March 31, 2005, the interest coverage ratio requirement will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increased the permitted leverage ratio from 4.00:1:00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005, to be excluded from the calculation of EBITDA. Regarding the net worth covenant, the amendment reduced the required amount of net worth by up to $250 million of asset valuation impairment charges, which were incurred in the fourth quarter of 2004.

     At December 31, 2004, the Company had certain violations of its debt covenants that were unrelated to the financial covenants. In April and May 2005, the Company cured all such violations. At March 31, 2005, the Company had approximately $60 million of EBITDA flexibility on its tightest financial covenant at quarter end, the Interest Coverage Ratio.

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

     The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Cash generated by the Company's international operations may be made available to fund U.S. investments under the Act. As of March 31, 2005, the Board of Directors approved a plan and the Company repatriated $135 million of cash in extraordinary dividends, as defined in the Act during the first quarter of 2005. The tax impact of repatriating this $135 million was approximately $8.6 million. On April 27, 2005, the Board of Directors approved the repatriation of an additional $12 million. The tax impact of repatriating this $12 million in the second quarter of 2005, is expected to be approximately $0.8 million. The Company may adopt additional reinvestment plans under the Act and it currently estimates that it could increase the amount to be repatriated under the Act by up to $288 million (subject to Board of Directors approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $288 million would be approximately $18.5 million.

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $9.1 million for the quarter ended March 31, 2005 compared to $8.0 million for the quarter ended March 31, 2004.

• Selling certain assets. The Company continues to consider possible divestitures, which could be material. There is no guarantee any divestiture will be completed.

• Reduce subordinated convertible debt by issuing common stock. At March 31, 2005, the Company has $165.4 million of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. On April 1, 2005, the Company repaid the 5.75% convertible Subordinated Notes ($9.8 million as of March 31, 2005). The Company's loan covenants also required that amounts outstanding of the 6.875% convertible debt ($155.6 million at March 31, 2005) be reduced to $10.0 million or less by December 1, 2005. The Company is planning for this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

• Obtaining additional amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at March 31, 2005 the amount outstanding was $191.8 million (a reduction of $430.2 million). The Company has obtained amendments as follows:

• In the fourth quarter of 2003, the bank group agreed to an amendment which allowed for specified asset sales, permitted exclusions of restructuring and refinancing charges of up to $10.0 million from EBITDA and the minimum net worth definitions, and amended the leverage ratios to delay the timing of further covenant restrictions.

• In May 2004, the 2001 Credit Facility was amended to allow for certain actions associated with the Company's ability to achieve increased financial flexibility. The amendment included provisions enabling the Company to issue up to $200.0 million of senior subordinated notes to refinance the existing convertible notes, to prepay a local currency mortgage secured loan of approximately $32.0 million, modify the requirements to prepay debt facilities with proceeds from the potential sale of certain assets/businesses, allow for certain covenant add-backs associated with gabapentin inventory and other minor items.

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

• In March 2005, the 2001 Credit Facility was amended to provide at March 31, 2005, the interest coverage ratio requirement will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00, and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005 to be excluded from the calculation of EBITDA. The net worth covenant is reduced by up to $250 million of asset valuation impairment charges.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is included in Item 7a of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of March 31, 2005. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2005, because of the material weaknesses described below.

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

Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, utilizing the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2004.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In the Company's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, it identified the following internal control deficiencies.

Effective controls to ensure the completeness and accuracy or the review and monitoring of customer discount reserves and certain accrual accounts affecting a number of accounts at our USG business, including revenues, accounts receivables and accrued expenses, were not maintained at December 31, 2004. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. In addition, effective controls to ensure the completeness and accuracy of income tax account balances, including the determination of deferred income tax assets and liabilities, income taxes payable, and income tax expense, were not maintained at December 31, 2004 and we did not have effective controls in place to ensure that the Company's income tax accounts were periodically reconciled to supporting documentation. This control deficiency resulted in audit adjustments to the fourth quarter 2004 financial statements. Further, the Company did not have effective controls over the determination of proper segment disclosures in conformity with generally accepted accounting principles. Specifically, as a result of a first quarter 2004 change in its internal reporting of financial information, the Company should have provided disaggregated segment disclosures for U.S. Generics and U.S. Branded Pharmaceuticals in its financial statements beginning in the first quarter of 2004. This control deficiency resulted in the Company restating its interim financial statements for 2004 to correct its segment disclosures. This control deficiency also resulted in an audit adjustment to the Company's year end 2004 financial statement segment disclosures and impacted the amount of the goodwill impairment charge recorded in the fourth quarter of 2004. The Company also did not maintain effective controls to ensure the appropriate review and monitoring of compliance with certain debt covenants at December 31, 2004. This control deficiency resulted in the Company failing to comply with certain debt covenants at December 31, 2004, which required the Company to restate its financial statements for the years ended December 31, 2004 and 2003, to reclassify certain of its debt from long-term to short-term and to revise certain of its disclosures with respect to debt covenant compliance. These control deficiencies could result in a misstatement in the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Therefore, management concluded that these control deficiencies constituted four material weaknesses in internal control over financial reporting as of December 31, 2004.  Because of the material weaknesses described above, the Company's management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria in "Internal Control - Integrated Framework" issued by the COSO.

(c) Changes in Internal Control over Financial Reporting

The Company has remediated the deficiency related to segment disclosure by instituting a more robust review process of disclosures required by generally accepted accounting principles.

The Company has implemented, or is in the process of implementing, the following remediation steps to address the other three material weaknesses:

To address the deficiency related to customer discount reserves and certain accrued liability accounts, increased focus has been placed on timely review, documentation, and evaluation of related account balances. The Company is recruiting an additional accounting manager who will be primarily dedicated to overseeing the controls related to the accounting for discounts to customers and customer related accrued liabilities. The Company has also implemented new accounts receivable software in the first quarter of 2005, which has automated the processing of customer remittances to allow for more timely resolution of differences. The new software has automated the matching of customer deductions with outstanding credits and improves the timeliness, completeness, and accuracy of processing customer deductions

To address the deficiency related to income taxes described above, the Company is reviewing its control policies for income tax accounting and has reemphasized the need for appropriate documentation to support management's financial statement assertions regarding income taxes. In 2004, the company retained an independent public accounting firm to assist the Company in reviewing its international income tax accounts and tax provisions. In 2005, the Company expanded the scope of their services to include a quarterly review of its income tax accounts at its major international subsidiaries.

To address the deficiency related to the review and monitoring of compliance with debt covenants, the Company has instituted, for all its senior and subordinated debt agreements, a detailed quarterly process for reviewing compliance consistent with the process used for the Company's 2001 Credit Facility.

The Company believes that, once fully implemented, these remediation steps will correct the remaining material weaknesses described above. In addition, management is developing remediation plans to address certain other control deficiencies which were not material weaknesses.

Other than as described above, there have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits

(a)      Exhibits

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

Alpharma Inc. (Registrant)

Date: May 6, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: May 6, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President and Controller