Form 10-Q
period 2005-06-30
ALPHARMA INC
filed 2005-08-02
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended June 30, 2005	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 19, 2005:
Class A Common Stock, $.20 par value - 41,410,485 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheet as of June 30, 2005 and December 31, 2004	3
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2005 and 2004	4
	Consolidated Condensed Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5
	Notes to Consolidated Condensed Financial Statements	6 - 31
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	32 - 45
Item 3	Quantitative and Qualitative Disclosures about Market Risk	45
Item 4	Controls and Procedures	45 - 47
PART II. Item 1	OTHER INFORMATION Legal Proceedings	48
Item 6	Exhibits	48
	Signatures	49

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
(Unaudited)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$50,689	$105,212
Accounts receivable, net	208,270	226,591
Inventories	238,885	310,004
Prepaid expenses and other current assets	21,465	30,265
Total current assets	519,309	672,072

Property, plant and equipment, net	428,335	457,296
Goodwill	448,638	478,621
Intangible assets, net	289,042	310,718
Other assets and deferred charges	69,403	85,135

Total assets	$1,754,727	$2,003,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$168,129	$ 675,639
Short-term debt	256	16,096
Accounts payable	101,564	117,892
Accrued expenses	169,840	187,129
Accrued and deferred income taxes	49,405	43,650
Total current liabilities	489,194	1,040,406

Long-term debt:
Senior	363,366	--
Convertible subordinated notes	--	10,000
Deferred income taxes	33,253	34,685
Other non-current liabilities	32,426	35,109
Commitments and contingencies (see Note 15)

Stockholders' equity:
Class A Common Stock	8,375	8,256
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,081,348	1,073,921
Unearned compensation	(10,230)	(7,443)
Accumulated deficit	(323,341)	(347,425)
Accumulated other comprehensive income	85,605	161,602
Treasury stock, at cost	(7,644)	(7,644)
Total stockholders' equity	836,488	883,642
Total liabilities and stockholders' equity	$1,754,727	$2,003,842

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Total revenue	$367,889	$315,975	$746,032	$627,636
Cost of sales	208,822	187,702	429,439	381,369
Gross profit	159,067	128,273	316,593	246,267
Selling, general and administrative expenses	100,713	91,619	193,750	190,575
Research and development	18,137	22,769	41,019	38,466
Asset impairments and other - Aquatics	--	9,474	--	9,474
Goodwill impairment - adjustment of estimate	--	--	815	--
Operating income	40,217	4,411	81,009	7,752
Interest expense and amortization of debt issuance costs	(11,728)	(14,632)	(26,232)	(29,127)
Loss on extinguishment of debt	--	(1,934)	(1,884)	(2,795)
Other income, net	2,160	13,009	2,228	20,720
Income (loss) before income taxes	30,649	854	55,121	(3,450)
Provision (benefit) for income taxes	10,623	260	26,281	(903)

Net income (loss)	$20,026	$ 594	$28,840	$(2,547)

Earnings per common share:

Basic	$0.38	$0.01	$0.55	$(0.05)
Diluted	$0.38	$0.01	$0.55	$(0.05)

Dividends per common share	$0.045	$0.045	$0.09	$0.09

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2005	2004
Operating Activities:
Net income (loss)	$ 28,840	$ (2,547)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,905	47,847
Amortization of loan costs	1,282	1,401
Interest accretion on convertible debt	3,455	3,230
Other non-cash items	6,913	16,713
Changes in assets and liabilities:
Decrease in accounts receivable	11,801	3,741
Decrease (increase) in inventory	58,436	(26,901)
(Decrease) increase in accounts payable, accrued expenses and taxes payable	(7,996)	30,127
Decrease (increase) in prepaid expenses	8,219	(3,418)
Other, net	(6,224)	945
Net cash provided by operating activities	151,631	71,138

Investing Activities:
Capital expenditures	(16,410)	(18,717)
Purchase of intangible assets	(1,540)	(549)
Purchase of Wynco	--	(12,857)
Proceeds from sale of Wynco	--	17,000
Net cash used in investing activities	(17,950)	(15,123)

Financing Activities:
Dividends paid	(4,756)	(4,717)
Reduction of senior long-term debt	(157,714)	(144,246)
Net (reduction) advances under lines of credit	(15,799)	60,614
Proceeds from issuance of common stock and other	2,565	3,493
Purchase of treasury stock	--	(40)
(Decrease) increase in book overdraft	(7,832)	2,188
Net cash used in financing activities	(183,536)	(82,708)

Effects of exchange rate changes on cash and cash equivalents	(4,668)	(816)

(Decrease) in cash	(54,523)	(27,509)
Cash and cash equivalents at beginning of year	105,212	58,623
Cash and cash equivalents at end of period	$50,689	$31,114

See notes to the consolidated condensed financial statements.

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2004 Annual Report on Form 10-K/A. The reported results for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Proforma Stock Based Compensation

     At June 30, 2005, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation. No tax benefits were attributed to the stock-based employee compensation expense during the first half of 2005 because the Company maintained a valuation allowance on substantially all of the U.S. net deferred tax assets.
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$20,026	$594	$28,840	$(2,547)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,193	511	1,960	844
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,081)	(1,415)	(3,774)	(2,723)

Pro forma net income (loss)	$19,138	$(310)	$27,026	$(4,426)

Earnings (loss) per share:
Basic-as reported	$0.38	$0.01	$0.55	$(0.05)
Basic-pro forma	$0.37	$(0.01)	$0.52	$(0.09)

Diluted-as reported	$0.38	$0.01	$0.55	$(0.05)
Diluted-pro forma	$0.36	$(0.01)	$0.51	$(0.09)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected life (years)	3.42	3.63	3.59	3.63
Expected future dividend yield (average)	1.61%	0.90%	1.44%	0.89%
Expected volatility	0.52	0.55	0.56	0.55

     The risk-free interest rates for 2005 and 2004 were based upon U.S. Treasury instrument rates for the three months ended June 30, with maturity approximating the expected term. The weighted average interest rate in 2005 and 2004 amounted to 3.8% and 3.7%, respectively. The weighted average fair value of options granted during the three months ended June 30, 2005 and 2004 with exercise prices equal to fair market value on the date of grant was $4.96 and $9.25, respectively. The weighted average fair value of options granted during the six months ended June 30, 2005 and 2004 with exercise prices equal to fair market value on the date of grant was $5.97 and $9.36, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units that are valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit has a potential value between zero and $200. As of June 30, 2005, approximately 79,529 performance units granted in 2004 are outstanding under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2006. The potential costs would be $3,976 in 2006 if the Company is in the 50th percentile relative to the peer group and potentially up to $15,906 if the Company is in the 90th percentile relative to the peer group. As of June 30, 2005, approximately 68,435 performance units granted in 2005 are outstanding under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2007. The potential costs would be $3,422 in 2007 if the Company is in the 50th percentile relative to the peer group and potentially up to $13,687 if the Company is in the 90th percentile relative to the peer group. In accordance with SFAS 5, "Accounting for Contingencies", the future outcome of the Company's performance measured against peer companies is undeterminable, and therefore the Company has not established reserves for potential future costs. If the Company had made the computations as of June 30, 2005, the related liabilities would be zero.

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

       Compliance with these financial covenants in 2005 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt of approximately $375,000 and by lowering the revolving line of credit by $150,000. On an overall basis, senior debt and total debt at June 30, 2005 were $374,378 and $531,751, respectively, compared to $538,065 and $701,735, respectively, at December 31, 2004.

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

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. In September 2004, the FDA inspected Elizabeth and has since advised the Company it is eligible for new product approvals. Since the September 2004 inspection, the Company has received six new product approvals. In the fourth quarter of 2004, the Company launched both its gabapentin capsules and tablets from the Elizabeth site. The Company anticipates it will be the subject of another FDA inspection at the Elizabeth site in 2005.

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

      In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in March 2005, which delayed the further tightening of certain financial covenants. The amendment provided at March 31, 2005, the interest coverage ratio requirement will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005, to be excluded from the calculation of EBITDA. Regarding the net worth covenant, the amendment allowed up to $250,000 for asset valuation impairment charges, which were incurred in the fourth quarter of 2004, to be added back to the calculated amount of net worth.

     At December 31, 2004, the Company had certain violations of its debt covenants, that were unrelated to the financial covenants. In April and May 2005, the Company cured all such violations. At June 30, 2005, the Company had approximately $78,600 of EBITDA flexibility on its tightest financial covenant at quarter end, the Interest Coverage Ratio.

     The Company's operating plan for 2005 indicates continued difficult operating conditions in the U.S. Generic Pharmaceutical business. Based on the plan, the Company expects to remain in compliance with its financial covenants throughout 2005. Depending on actual results, the Company may need to consider additional actions to ensure continued compliance.

     The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Cash generated by the Company's international operations may be made available to fund U.S. investments under the American Jobs Creation Act of 2004 (the "Act"). The Board of Directors approved a plan and the Company repatriated $147,000 of cash in extraordinary dividends, as defined in the Act during the first half of 2005. The tax impact of repatriating this $147,000 was approximately $9,500. The Company may adopt additional reinvestment plans under the Act and it currently estimates that it could increase the amount to be repatriated under the Act by up to $288,000 (subject to Board of Directors approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $288,000 would be approximately $18,500.

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $17,950 for the six months ended June 30, 2005 compared to $19,266 for the six months ended June 30, 2004.

• Selling certain assets. The Company continues to consider possible divestitures, which could be material. There is no guarantee any divestiture will be completed.

• Reduce subordinated convertible debt by issuing common stock. At June 30, 2005, the Company has $157,373 of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. On April 1, 2005, the Company repaid the 5.75% convertible Subordinated Notes ($9,752 as of March 31, 2005). The Company's loan covenants also require that amounts outstanding of the 6.875% convertible debt ($157,373 at June 30, 2005) be reduced to $10,000 or less by December 1, 2005. The Company is planning for this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

• Obtaining additional amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622,000 from the bank group and at June 30, 2005 the amount outstanding was $154,122 (a reduction of $467,878). The Company has obtained amendments as follows:

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

• In August 2004, the 2001 Credit Facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio from 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio increased from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allowed $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

• In March 2005, the 2001 Credit Facility was amended to provide at March 31, 2005, the interest coverage ratio requirement increased from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00, and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30,000 of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005 to be excluded from the calculation of EBITDA. The net worth covenant is reduced by up to $250,000 of asset valuation impairment charges.

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

3.      Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2005	2004

Finished product	$121,429	$170,290
Work-in-process	50,004	69,804
Raw materials	67,452	69,910
	$238,885	$310,004

     Included in the June 30, 2005 amounts are inventories related to one product, gabapentin, which was launched in the fourth quarter of 2004. At December 31, 2004, $2,536 of gabapentin raw materials have been reclassified to prepaid expenses and other, as the cost of the raw materials was recoverable upon receipt of replacement inventory. Upon receipt, the raw materials were reclassified as inventory. See Note 15 for additional information regarding gabapentin.

4.      Long-Term Debt

     At December 31, 2004, the Company classified $503,293 of its outstanding debt as current liabilities due to violations of certain debt covenants at December 31, 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company cured all such violations and accordingly, the associated debt obligations are no longer callable and are classified as long-term at June 30, 2005. The December 31, 2004 proforma balances are presented above to classify the associated debt as long-term, as if the covenant violations had been cured as of December 31, 2004.

Long-term debt consists of the following:
	June 30, 2005	December 31, 2004 (Proforma)	December 31, 2004 (Reported)
Senior debt:
U.S. Dollar Denominated:
2001 Credit Facility
Term A	$25,117	$ 51,792	$ 51,792
Term B	129,005	225,177	225,177
Revolving Credit	--	25,000	25,000
	154,122	301,969	301,969

8.625% Senior Notes due 2011	220,000	220,000	220,000

Total senior long-term debt	374,122	521,969	521,969

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	157,373	153,918	153,918
5.75% Convertible Subordinated Notes due 2005	--	9,752	9,752
Total subordinated debt	157,373	163,670	163,670

Total long-term debt	531,495	685,639	685,639
Less, current maturities	168,129	172,346	675,639
	$363,366	$513,293	$10,000

     The Company prepaid $20 million and $95 million of the Term A and Term B loans, respectively, in the first quarter of 2005. In the first and second quarters of 2004, the Company prepaid $50 million and $25 million of the Term A and Term B loans, respectively. As a result, the Company recognized pre-tax charges of $1,884, $861 and $376 in the first quarter of 2005 and first and second quarters of 2004, respectively, as a loss on extinguishment of debt.

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

      A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:
(Shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Average shares outstanding -- basic	52,377	52,005	52,366	51,949
Stock options	250	513	231	--
Average shares outstanding -- diluted	52,627	52,518	52,597	51,949

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months and six months ended June 30, 2005, stock options to purchase approximately 2,645,000 and 2,712,000 shares, respectively were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares. For the three months ended June 30, 2004, stock options to purchase approximately 1,646,000 shares were not included in the computation of diluted EPS because the option price was greater that the average market price of the class A common shares. For the six months ended June 30, 2004, stock options had an anti-dilutive effect and therefore stock options to purchase approximately 3,925,000 shares were not included in the diluted EPS calculation.

     The following table summarizes stock options not included in the computation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Excluded due to option price greater than market value	2,645	1,646	2,712	1,646
Excluded due to anti-dilution	--	--	--	2,279

     For the three and six months ended June 30, 2005 and 2004, the effects of the 06 Notes (convertible into 3,809,343 common shares) were not included in the calculation of diluted EPS because the result was anti-dilutive.

     The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable. No tax benefits were attributed to the interest expense related to the 5.75% Convertible Subordinated Notes during the first six months of 2005 because the Company maintained a valuation allowance on substantially all of the net deferred tax assets. As a result, the effects of the 05 Notes (convertible into 341,054 shares) were not included in the calculation of diluted EPS because the result was anti-dilutive. On April 1, 2005, the Company repaid the 5.75% convertible Subordinated Notes ($9,752 as of March 31, 2005).

6.   Goodwill and Intangible Assets:

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2005 through 2009 is currently estimated to be approximately $35,100, $34,300, $32,100, $29,300 and $28,900, respectively.

     Identifiable intangible assets are required to be tested for impairment whenever changes in events or circumstances indicate that its carrying amount may not be recoverable. In Germany, in 2003, one product important to the Company's German operations, Pentalong, was required to reprove safety and efficacy by November 2004. The Company has complied with this request, but has not yet received a response to its filing. If the data is not satisfactory to the government, the Company will be required to re-evaluate the carrying value of intangible assets totaling approximately $15,000. The Company believes, but cannot assure, it will be successful.

     Intangible assets and accumulated amortization are summarized as follows:

(Intangible assets, primarily products rights)

Net balance, December 31, 2004	$310,718

Additions	1,540
Amortization	(17,654)
Translation adjustment	(4,594)
Impairments	(968)

Net balance, June 30, 2005	$289,042

Accumulated amortization, June 30, 2005	$198,780

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the six months ended June 30, 2005 are, as follows:
	IG	API	USG	BP	Total
Balance December 31, 2004	$329,963	$6,392	$28,293	$113,973	$478,621
Foreign exchange translation	(28,438)	(730)	--	--	(29,168)
Adjustment of impairment loss	--	--	(815)	--	(815)

Balance June 30, 2005	$301,525	$5,662	$27,478	$113,973	$448,638

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

7.    Reorganization, Refocus and other Actions

     The Company has only included severance related to specific programs as management actions. Other severance charges not related to specific programs are not segregated from normal operations. The following table presents cash activity in the severance and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2004	$5,127	$6,449

Charges	--	--

Adjustments	(1,577)	143

Payments	(835)	(443)

Translation adjustments	(70)	(9)

Balance, June 30, 2005	$2,645	$6,140

     The liabilities for accrued severance as of June 30, 2005 are reflected in accrued expenses. Adjustments to reduce accrued severance are primarily the result of attrition within the USG and IG segments. The Company expects to settle these liabilities over the next nine months, in cash.

     The liabilities for other closure and exit costs as of June 30, 2005 primarily relate to demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next nine months.

8.    Pension Plans and Postretirement Benefits:

U.S.:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,042	$1,136	$21	$21
Interest cost	779	758	44	53
Expected return on plan assets	(763)	(652)	--	--
Net amortization of transition obligations	--	2	--	1
Amortization of prior service cost	(17)	(17)	(31)	(31)
Recognized net actuarial (gain) loss	98	147	12	23
Net periodic benefit cost	$1,139	$1,374	$46	$ 67

	Pension Benefits For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$2,084	$2,272	$42	$42
Interest cost	1,558	1,516	88	106
Expected return on plan assets	(1,526)	(1,304)	--	--
Net amortization of transition obligations	--	4	--	2
Amortization of prior service cost	(34)	(34)	(62)	(62)
Recognized net actuarial (gain) loss	196	294	24	46
Net periodic benefit cost	$2,278	$2,748	$ 92	$134

     Employer contributions primarily include those amounts contributed directly to, or paid directly from, plan assets. The Company expects to contribute approximately $4,000 to the U.S. pension plans in 2005. Through the second quarter, no contributions have been made.

Europe:

     The net periodic benefit costs for the Company's pension plans are as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$1,452	$1,327	$2,945	$2,665
Interest cost	1,099	1,027	2,228	2,065
Expected return on plan assets	(924)	(798)	(1,874)	(1,605)
Amortization of transition obligation	21	144	44	290
Amortization of prior service cost	48	27	94	54
Recognized net actuarial loss	121	61	245	123
Net periodic benefit cost	$1,817	$1,788	$3,682	$3,592

     The Company expects to contribute approximately $5,000 to the European pension plans in 2005. Through the second quarter, contributions of approximately $1,870 have been made.

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

     The results of Aquatic operations included in the Animal Health segment for the three and six months ended June 30, 2004, are summarized as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Revenues	$ 3,006	$ 5,836
Operating (loss)	$ (1,412)	$ (2,139)
Operating (loss) including impairments	$(10,886)	$(11,613)

10.      Supplemental Data
	Three Months Ended June 30		Six Months Ended June 30,
	2005	2004	2005	2004
Other income (expense), net:
Metformin ER profit-sharing income	$ --	$8,789	$ --	$16,926
Loss on sale of Wynco	--	(223)	--	(1,523)
Gain on sale of ANDA	--	2,000	--	2,000
Sale of product license	--	4,000	--	4,000
Interest income	521	777	1,608	902
Foreign exchange gains (losses), net	119	(1,420)	(733)	(459)
Litigation settlements	1,000	--	1,000	--
Other, net	520	(914)	353	(1,126)
	$2,160	$13,009	$2,228	$20,720
Interest expense and amortization of debt costs:

Interest expense	$(11,121)	$(13,986)	$(24,950)	$(27,726)
Amortization of debt issuance costs	(607)	(646)	(1,282)	(1,401)
	$(11,728)	$(14,632)	$(26,232)	$(29,127)
Supplemental cash flow information:

Other non-cash operating activities:

Asset impairment on sale of Aquatic			$ --	$9,474
Non-cash asset write-downs			4,138	4,788
Write-off of intangibles on sale of Wynco			--	1,090
Goodwill impairment - adjustment of estimate			815	--
Amortization of restricted shares			1,960	1,361
			$6,913	$16,713

Cash paid for interest			$25,086	$24,515
Cash paid (refunded) for income taxes, net			$10,554	$ 764

11.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss) amounted to approximately $(17,346) and $(11,302) for the three months ended June 30, 2005 and 2004, respectively and $(47,157) and $(23,849) for the six months ended June 30, 2005 and 2004, respectively. The only components of accumulated other comprehensive income for the Company as of June 30, 2005 and December 31, 2004 are foreign currency translation adjustments.

12.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 22% of the total outstanding common stock as of June 30, 2005. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

     Effective January 1, 2005, the Company and ALI entered into a new administrative service agreement whereby the Company provides limited administrative services to ALI. The new agreement replaced and reduced amounts due under the previous agreement. The agreement provides for payment of a fixed yearly fee of approximately $64. This agreement was approved by the Company's Audit and Corporate Governance Committee.

13.     Business Segment Information

      The Company's businesses are organized in five reportable segments as follows; Active Pharmaceutical Ingredients ("API"), Branded Pharmaceuticals ("BP"), International Generics ("IG"), U.S. Generics ("USG"), and Animal Health ("AH"). Each business has a segment manager who reports to the CEO.

      The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses including costs related to the implementation of a company-wide enterprise resource planning system and the amortization of restricted stock. Segment data includes immaterial inter-segment revenues which are eliminated in the consolidated accounts. No customer accounts for more than 10% of consolidated revenues.

	Three Months Ended June 30,
	2005	2004	2005	2004
	Revenues		Operating Income

API	$36,402	$40,287	$15,360	$22,550
BP	23,500	17,991	2,253	2,783
IG	102,747	97,075	12,129	8,222
USG(1)	128,238	100,846	6,968	(4,338)

Total Human Pharmaceuticals	290,887	256,199	36,710	29,217

Animal Health	79,794	71,496	15,445	(4,204)
Elimination of profit-sharing income(1)	--	(8,789)	--	(8,789)
Unallocated and other eliminations	(2,792)	(2,931)	(11,938)	(11,813)
	$367,889	$315,975	$ 40,217	$ 4,411

(1)  Profit-sharing income is included in USG and is classified as Other income in the Consolidated Statement of Operations.

	Six Months Ended June 30,
	2005	2004	2005	2004
	Revenues		Operating Income

API	$71,375	$73,993	$29,894	$40,880
BP	41,878	29,512	3,036	1,827
IG	196,628	187,843	19,301	11,629
USG(1)	288,408	202,966	22,377	(7,769)

Total Human Pharmaceuticals	598,289	494,314	74,608	46,567

Animal Health	154,278	155,988	29,179	(8)
Elimination of profit-sharing income(1)	--	(16,926)	--	(16,926)
Unallocated and other eliminations	(6,535)	(5,740)	(22,778)	(21,881)
	$746,032	$627,636	$81,009	$ 7,752

14.     Income Taxes

Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. federal deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. federal deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continuing domestic losses. As a result of these changes and continuing domestic losses, the Company no longer considers it more likely than not that these net U.S. federal deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At June 30, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on U.S. earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.6% and will not provide Federal income benefits on full year pre-tax losses that are currently estimated for U.S. operations.

     Income tax expense for the six months ended June 30, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$3,856	$51,265	$55,121
Estimated tax
International		15,175	15,175
U.S Federal	--		--
U.S. State	1,756	______	1,756
	1,756	15,175	16,931
Effective rate	45.5%	29.6%	30.7%
Tax on $147,000 dividend repatriation	7,718	1,632	9,350
Tax expense			$26,281
% of Pre-tax income			47.7%

     The consolidated effective tax rate of 30.7% for the six months ended June 30, 2005, (before taxes on dividend repatriation), will not necessarily be indicative of the full year effective tax rate, due to shifts in the mix of U.S. and international pre-tax income and losses.

     The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act provides for a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by allowing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. The Board of Directors approved a plan and the Company repatriated $147,000 of cash in extraordinary dividends, as defined in the Act, during the first half of 2005. The tax impact of repatriating this $147,000 was approximately $9,350. Alpharma may adopt additional reinvestment plans under the Act and it currently estimates that it could increase the amount to be repatriated under the Act by up to $288,000 (subject to Board of Directors approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $288,000 would be approximately $18,500.

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

Regulatory Compliance

     During 2001, the Company received a substantial notice of inspection observations ("483 Report") from the FDA at its USG facility in Baltimore. The 483 Report recorded observed deviations from cGMPs. This inspection resulted in an assertion by the FDA that the Company was not in compliance with a 1992 Consent Decree requiring general compliance with cGMPs. In July 2002, the FDA conducted a follow-up inspection to the 2001 inspection of the Baltimore facility and in August 2002 issued a re-inspection report. In response to the 2002 FDA report, the Company submitted a comprehensive corrective action plan to the FDA in October 2002. The FDA has received monthly updates on the plant's progress against its corrective action plan and has continued to monitor the program. The FDA performed another inspection of the Baltimore facility in February of 2004 and issued a 483 Report. While the number and scope of the comments declined significantly from the Report received in August 2002, the FDA continues to focus on the facility's need to complete its corrective action plan. The Company expects to continue upgrading plant procedures at the Baltimore facility in accordance with the October 2002 corrective action plan and will continue to provide written monthly updates to the FDA. Representatives of the Company and the Baltimore facility met with Baltimore FDA in the fourth quarter of 2004 to discuss progress on the corrective action plan and to clarify expectations and deliverables. The Company anticipates it will be the subject of another inspection in 2005 at which time the Company will be expected to demonstrate substantial compliance with cGMPs. No assurance can be given as to the outcome of this anticipated inspection. In April 2005, the FDA conducted a pre-approval inspection at the Elizabeth site in connection with two of the Company's pending ANDAs. As a result of this inspection the FDA issued a 483 Report. The number and scope of the comments in the 483 Report declined from prior 483 Reports. Additionally, the FDA recommended both products for approval.

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

     In October 2004, the FDA conducted a general inspection at the Company's Skoyen, Norway API plant. As a result of this inspection, the Company received a 483 Report in October that recorded observed deviations from cGMPs. The Company responded to the FDA in November 2004, with follow-up reports in January, February and July 2005. In May 2005, the FDA informed the Company that the deficiencies found during the inspection had been addressed satisfactorily and the site was classified as acceptable.

In May 2005, the FDA conducted a general inspection at the Company's Copenhagen, Denmark API plant. As a result of this inspection, the Company received a 483 Report on May 6 that recorded observed deviations from cGMPs. The Company adequately responded to the FDA in May 2005 and as a result, the FDA classified the site as acceptable.

In July 2005, the Medicines and Healthcare products Regulatory Agency (MHRA) conducted a routine pharmacovigilance inspection at the Company's Barnstaple UK IGx plant. The MHRA's final report is pending, however, it identified several major deviations from MHRA and European Union (EU) standards. The Company anticipates a final report within the next two months and will respond to the MHRA at that time. The effect, if any, of the MHRA inspection on the regulatory status of the Barnstaple site or the products manufactured at this site will not be known until the MHRA reacts to the Company's response to the MHRA's final report.

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

     In 2003, the Company received confirmation from the FDA that it has secured eligibility for 180-day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product was triggered in October 2004 for capsules and December 2004 for tablets when Purepac commenced commercial marketing of these gabapentin dosage forms. Concurrently with the Company's launch of gabapentin capsules and tablets, Pfizer launched its authorized gabapentin generic capsules and tablets. In April 2004, the Company entered into agreements with Teva Pharmaceutical Industries Ltd. ("Teva") which provided for Teva to share a portion of the Company's potential patent litigation risks regarding the launch of gabapentin and permit Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. The agreement provides for certain payments to the Company (estimated to be approximately $64,000 at June 30, 2005) based on Teva's net sales during the exclusivity period.

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

     On September 15, 2004, Ivax Pharmaceuticals ("Ivax") filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and its gabapentin tablets ANDA. The Company intervened in this matter to protect its interests. On September 17, 2004, the District Court ruled against Ivax's request for final product approval, effectively keeping intact the Company's entitlement to exclusivity on both the gabapentin capsule and tablet products. On September 21, 2004, Ivax appealed the case. Before the appeal was decided, on February 10, 2005, the Company entered into a Settlement Agreement pursuant to which Ivax agreed to dismiss its litigation. In return, the Company agreed to selectively waive its exclusivity for gabapentin capsules and tablets effective as of March 23, 2005 and April 29, 2005, respectively. As a result, Ivax was eligible to receive final FDA approval for its gabapentin capsule and tablet products on such dates and, if received, would be permitted to enter into the gabapentin capsule and tablet markets on those dates, prior to the lapse of the Company's first-to-file exclusivity period. On March 23, 2005, Ivax received final FDA approval for its gabapentin capsules and immediately launched the product and on May 2 2005, Ivax launched its gabapentin tablet products.

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

Serious Fraud Office Investigation

     In June 2003, the Company received a request for certain information from the United Kingdom Office of Serious Fraud. The Serious Fraud Office ("SFO") requested documents related to the Company's dealings with several of its competitors with respect to activities in certain specified antibiotic drugs and warfarin during the late 1990s. The Company has received further requests for information and has responded to these requests. Additionally, a number of former and existing employees of the Company have been interviewed. The Company has been informed by the SFO that it has initiated a criminal investigation of possible violation of laws by the Company and two of its former UK executives. If the Company is found guilty it could be subject to a fine in an amount not limited by statute.

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

Chicken Litter Litigation

     The Company has been named in a lawsuit which alleges that one of its AH products causes chickens to produce manure that contains arsenic which when used as agricultural fertilizer by chicken farmers, causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has filed a claim with its insurance carrier and the carrier has responded by reserving its rights to later reject such claim. In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and intends to vigorously defend against these allegations. Worldwide sales of this product were approximately $24,000 in 2003, $23,300 in 2004 and $10,800 in the first two quarters of 2005.

Brazilian Tax Claims

     The Company is the subject of several tax claims by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. During the second quarter of 2005, one claim was dismissed on summary judgment, with no right of appeal, reducing the outstanding aggregate claims to $7,600. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

16.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the Consolidating Balance Sheet as of June 30, 2005 and December 31, 2004 and the related Statements of Operations and Cash Flows for the six months ended June 30, 2005 and 2004 for:
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

ALPHARMA INC.
Consolidating Balance Sheet
As of June 30, 2005
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$18,572	$1,722	$30,395	$ --	$50,689
Accounts receivable, net	32,756	83,064	92,450	--	208,270
Inventories	41,156	83,209	121,012	(6,492)	238,885
Prepaid expenses and other	22,027	(12,679)	10,573	1,544	21,465
Intercompany receivables	1,334,798	2,007,133	1,068,880	(4,410,811)	--
Total current assets	1,449,309	2,162,449	1,323,310	(4,415,759)	519,309

Property, plant & equipment, net	108,037	131,908	188,390	--	428,335
Goodwill	4,257	140,447	305,936	(2,002)	448,638
Intangible assets, net	39,176	150,302	99,564	--	289,042
Investment in subsidiaries	101,320	385,072	--	(486,392)	--
Other assets and deferred charges	26,042	34	43,327	--	69,403
Total assets	$1,728,141	$2,970,212	$1,960,527	$(4,904,153)	$1,754,727

Current liabilities:
Short term debt	$ --	$ --	$ 256	$ --	$ 256
Long term debt, current portion	157,373	10,756	--	--	168,129
Accounts payable and accrued expenses	56,556	119,283	96,216	(651)	271,404
Accrued and deferred income taxes	(224)	26,194	24,486	(1,051)	49,405
Intercompany payables	491,575	2,843,417	1,075,819	(4,410,811)	--
Total current liabilities	705,280	2,999,650	1,196,777	(4,412,513)	489,194

Long term debt:
Senior	220,000	143,366	--	--	363,366
Convertible subordinated notes	--	--	--	--	--
Deferred income taxes	(39,790)	40,706	32,337	--	33,253
Other non-current liabilities	6,163	347	25,916	--	32,426

Stockholders' equity:
Preferred stock	--	--	--	--	--
Class A Common Stock	8,375	--	--	--	8,375
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,081,348	12,347	496,608	(508,955)	1,081,348
Deferred stock cost	(10,230)	--	--	--	(10,230)
Retained earnings	(323,341)	(226,204)	140,613	85,591	(323,341)
Accumulated other comprehensive loss	85,605	--	68,276	(68,276)	85,605
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	836,488	(213,857)	705,497	(491,640)	836,488
Total liabilities & stockholders' equity	$1,728,141	$2,970,212	$1,960,527	$(4,904,153)	$1,754,727

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

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2005
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$174,316	$325,114	$308,481	$(61,879)	$746,032
Cost of sales	115,254	206,315	169,749	(61,879)	429,439
Gross profit	59,062	118,799	138,732	--	316,593
Operating expenses	53,829	92,644	89,111	--	235,584
Operating income (loss)	5,233	26,155	49,621	--	81,009
Interest expense - 3rd parties	(18,456)	(7,543)	(233)	--	(26,232)
Other income (expense), net	(4,046)	2,443	1,947	--	344
Equity in earnings of subsidiaries	46,228	39,450	--	(85,678)	--
Income (loss) before taxes	28,959	60,505	51,335	(85,678)	55,121
Provision (benefit) for income taxes	119	14,277	11,885	--	26,281
Net income (loss)	$28,840	$46,228	$39,450	$(85,678)	$28,840

ALPHARMA INC.
Consolidating Statement of Income
For the Six Months Ended June 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$162,984	$230,377	$307,387	$(73,112)	$627,636
Cost of sales	113,793	169,447	171,241	(73,112)	381,369
Gross profit	49,191	60,930	136,146	--	246,267
Operating expenses	46,962	86,976	104,577	--	238,515
Operating income	2,229	(26,046)	31,569	--	7,752
Interest expense - 3rd parties	(18,073)	(9,724)	(1,330)	--	(29,127)
Other income (expense), net	(2,472)	20,405	(8)	--	17,925
Equity in earnings of subsidiaries	15,868	22,882	--	(38,750)	--
Income (loss) before taxes	(2,448)	7,517	30,231	(38,750)	(3,450)
Provision (benefit) for income taxes	99	(8,351)	7,349	--	(903)
Net Income (loss)	$(2,547)	$15,868	$22,882	$(38,750)	$(2,547)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$27,178	$180,411	$(55,958)	$ --	$151,631
Investing Activities
Capital expenditures	(1,449)	(3,521)	(11,440)	--	(16,410)
Purchase of businesses & intangibles, net of cash required	(976)	--	(564)	--	(1,540)
Proceeds from sale of Wynco	--	--	--	--	--
Net cash used in investing activities	(2,425)	(3,521)	(12,004)	--	(17,950)
Financing Activities:
Increase (decrease) in short-term debt	--	(16,000)	201	--	(15,799)
Reduction of senior long-term debt	(9,867)	(147,847)	--	--	(157,714)
Proceeds from senior long-term debt
Proceeds from employee stock option and stock purchase plan and other	2,565	--	--	--	2,565
Increase (decrease) in book overdraft	70	(7,902)	--	--	(7,832)
Change in intercompany dividends & investment in subsidiaries	4,193	(4,193)	--	--	--
Dividends paid	(4,756)	--	--	--	(4,756)
Net cash provided by (used in) financing activities	(7,795)	(175,942)	201	--	(183,536)
Net cash flows from exchange rate changes	--	--	(4,668)	--	(4,668)
Increase (decrease) in cash	16,958	948	(72,429)	--	(54,523)
Cash and cash equivalents at beginning of year	1,614	774	102,824	--	105,212
Cash and cash equivalents at end of period	$18,572	$1,722	$30,395	$ --	$50,689

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$28,238	$26,146	$16,754	$ --	$71,138
Investing Activities
Capital expenditures	(1,230)	(5,996)	(11,491)	--	(18,717)
Purchase of businesses & intangibles, net of cash required	--	(12,857)	(549)	--	(13,406)
Proceeds from sale of Wynco	--	17,000	--	--	17,000
Net cash used in investing activities	(1,230)	(1,853)	(12,040)	--	(15,123)
Financing Activities:
Increase (decrease) in short-term debt	--	10,500	114	--	10,614
Reduction of senior long-term debt	--	(86,262)	(32,520)	--	(118,782)
Proceeds from senior long-term debt	--	50,000	--	--	50,000
Proceeds from employee stock option and stock purchase plan and other	3,342	111	--	--	3,453
Increase (decrease) in book overdraft	539	1,649	--	--	2,188
Reduction of convertible debt	(24,455)	--	--	--	(24,455)
Payment of debt issuance costs	(1,009)	--	--	--	(1,009)
Change in intercompany dividends & investment in subsidiaries	4,216	(4,216)	--	--	--
Dividends paid	(4,717)	--	--	--	(4,717)
Net cash (used in) financing activities	(22,084)	(28,218)	(32,406)	--	(82,708)
Net cash flows from exchange rate changes	--	44	(860)	--	(816)
Increase (decrease) in cash	4,924	(3,881)	(28,552)	--	(27,509)
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	$ 1,552	$ 1,224	$28,338	$ --	$31,114

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

     In July 2004, the Company announced that it completed the sale of the Aquatic Animal Health operations ("Aquatic") of its Animal Health business to an employee group. The Aquatic operations, which are headquartered in Oslo, Norway, manufacture and market vaccines primarily for use in immunizing farmed fish worldwide. The sales price was approximately $4.4 million and was based on the working capital of the Aquatic business. The Company recorded a pre-tax non-cash loss of $9.5 million (diluted loss per share of $0.13) in the second quarter of 2004 to record the impairment of the Aquatic carrying value. In the third quarter, the loss was increased by $0.5 million (diluted loss per share of $0.14 in total) to reflect a pension curtailment loss related to the Aquatic employees. Aquatic operations included in the Animal Health segment for the three and six months ended June 30, 2004, are summarized as follows:

($ in millions)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Revenues	$ 3.0	$5.8
Operating income (loss) including impairment	$(10.9)	$(11.6)

     The operations of Aquatic and Wynco were not classified as discontinued operations, as the Company has significant continuing involvement with both divested companies.

Results of Continuing Operations - Six months ended June 30, 2005

     Total revenue increased $118.4 million (19%) for the six months ended June 30, 2005 compared to 2004. Foreign exchange increased revenues by approximately $10.0 million (2%) and the inclusion of Wynco and Aquatics, increased 2004 revenues by approximately $25.0 million. Excluding foreign exchange and the inclusion of Wynco and Aquatic results, revenues increased approximately 22%. Operating income was $81.0 million in 2005 compared to $7.8 million in 2004. Diluted earnings (loss) per share was $0.55 in 2005 compared to a ($0.05) in 2004.

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues		Operating Income (loss)
	2005	2004	2005	2004
Active Pharmaceutical Ingredients ("API")	$71.4	$74.0	$29.9	$40.9
Branded Pharmaceuticals ("BP")	41.9	29.5	3.0	1.8
International Generics ("IG")	196.6	187.8	19.3	11.6
US Generics ("USG") (1)	288.4	203.0	22.4	(7.8)
Total Human Pharmaceuticals	598.3	494.3	74.6	46.5
Animal Health (AH) - base	154.3	131.0	29.2	11.7
Wynco and Aquatics	--	25.0	--	(11.7)
Total AH	154.3	156.0	29.2	--
Profit sharing income (1)	--	(16.9)	--	(16.9)
Unallocated and Eliminations	(6.6)	(5.8)	(22.8)	(21.8)
Total	$746.0	$627.6	$81.0	$ 7.8

(1)     In 2004, profit sharing income of $16.9 million is included in USG segment revenues and operating income and is classified as other income in the Consolidated Statement of Operations.

Revenues

     Revenues in API decreased $2.6 million (4%) mainly as a result of price decreases on selected products in the U.S., offset by increased volume. Translation of revenues into the U.S. dollar increased API revenues by 1%.

     BP revenues increased $12.4 million (42%) relative to 2004 due primarily to increased volume. Sales force expansions mainly contributed to the increase.

     IG revenues increased $8.8 million (5%) due primarily to the impact of translating revenues into the U.S. dollar ($7.6 million). Excluding currency impacts, revenues increased 1% primarily due to new product launches, offset by lower revenues due to price.

     Revenues of USG products increased $85.4 million due primarily to gabapentin sales, offset by volume and price declines of other products and the absence of metformin ER profit sharing revenues in 2005. In the fourth quarter 2004, USG launched gabapentin capsules and tablets pursuant to the Company's exclusivity granted under the Hatch-Waxman Act and has recorded revenues of $118.3 million related to this product in the first half of 2005. The Company's exclusivity on gabapentin capsules ended in April 2005 and in June 2005 for tablets. In April 2005, a number of new competitors launched gabapentin products and prices declined. Sales of the Company's gabapentin capsules and tablets are at lower prices and volumes than was recorded during the exclusivity period. USG revenues in the first half of 2004 include approximately $16.9 million earned as a result of a profit sharing agreement on the launch of metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USG segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations.

     As is customary in the industry, USG shipments to wholesale customers include price incentives. These incentives are offered reflecting the competitive nature of the markets, and prior to the fourth quarter of 2004, reflecting the Company's inability to supply new products to its wholesale customers as it resolves its FDA issues. The Company monitors its sales to wholesale customers to ensure that wholesale inventory levels are maintained at levels appropriate to satisfy market demand.

     Inventories of generic products at certain wholesale customers generally range from 1 to 2 months supply, although some products exceed the range. Wholesale inventory levels have been reduced, beginning in the second half of 2004, as the Company limited incentives offered to wholesalers with the result that sales to wholesalers, except for the gabapentin product, were reduced. The information regarding inventory levels within the channel is derived from inventory management reports obtained at a cost from major wholesalers. This information is critical to estimates of deductions from gross revenues to reported net revenues.

     Animal Health revenues, excluding Wynco and Aquatic revenues, increased $23.3 million (18%) due primarily to increased sales in U.S. livestock and poultry markets (10%) and in the , European markets (3%), with the majority of plants operating at or near capacity, in addition to the impact of foreign exchange, 1%.

Gross Profit

      On a Company-wide basis gross profit increased $70.3 million in 2005 compared to 2004. As a percentage of sales, overall gross profit was 42.4% in 2005, versus 39.2% in 2004.

      The increase in gross margin dollars results primarily from gabapentin sales in USG, and volume increases in BP and AH, offset partially by the USG profit sharing income in 2004 and pricing decreases in API.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $3.2 million (2%) in 2005 as compared to 2004. Included in 2004, are Wynco and Aquatic expenses ($3.3 million and $2.8 million, respectively), and severance costs in 2004 of $5.8 million, of which $0.1 was incurred by API, $1.3 million by BP, $1.8 million by IG, $0.5 million by USG, $0.1 million by AH and $2.0 million by Corporate. 2005 had severance charges totaling $1.3 million, of which $0.7 million was incurred by IG and $0.6 million by API. Excluding these costs, selling, general and administrative expenses increased $13.8 million due primarily to marketing campaigns and sales force expansions within BP ($10.5 million).

      Research and development expenses increased $2.6 million in 2005 due primarily to a $5.0 million product development fee paid under an agreement with an Indian pharmaceutical company, offset by decreases due to the timing of spending in USG.

      Based upon the year-end FAS 142 Step II valuation work performed, the Company recorded an estimated goodwill impairment loss of $260,000 as of December 31, 2004 related to its USG segment. This amount represented the Company's best estimate of the impairment loss as of December 31, 2004. The Company and its independent valuation firm completed the FAS 142 Step II valuation in May 2005. As a result, the Company recorded an adjustment of $815 in the first half of 2005, increasing the total impairment charge to $260,815.

Operating Income

      Operating income increased by $73.3 million. The Company believes the change in operating income can be approximated as follows:

	API	BP	IG	USG	AH	Unal- located	Total
2004 as reported	$40.9	$1.8	$11.6	$(7.8)	$ --	$(38.7)	$7.8
2004 severance	0.1	1.3	1.8	0.5	0.1	2.0	5.8
2004 Metformin ER profit sharing agreement	--	--	--	(16.9)	--	16.9	--
Brand sales force and marketing program expansions	--	(10.5)	--	--	--	--	(10.5)
Goodwill impairment adjustment	--	--	--	(0.8)	--	--	(0.8)
Aquatic loss - 2004	--	--	--	--	9.5	--	9.5
Gabapentin sales	--	--	--	50.3	--	--	50.3
Research and development	(1.5)	(1.1)	--	(1.9)	2.3	(0.4)	(2.6)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(9.6)	11.5	5.9	(1.0)	17.3	(2.6)	21.5
2005 as reported	$29.9	$3.0	$19.3	$22.4	$29.2	$(22.8)	$81.0

     The increase in net margin improvement is primarily attributed to improved operating performance by the AH, BP and IG segments.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $2.9 million to $26.2 million in 2005 due to decreased debt levels, and lower amortization of debt issuance costs, offset by higher interest rates and greater liquidated damages versus a year ago.

Loss on Extinguishment of Debt

     The six months ended June 30, 2005 results include $1.9 million of expense associated with the write-off of deferred loan costs compared with $2.8 million of expense in first half 2004 results. In 2005 the Company prepaid $115 million of bank term debt. In 2004, the Company prepaid $75 million of bank term debt and $32 million of mortgage notes payable and repaid $24.5 million of the 5.75% Convertible Notes.

Other, Net

      Other income (expense) netted to $2.2 million in 2005 compared to $20.7 million in 2004. First half 2005 includes interest income of $1.6 million and $1.0 million of income from a litigation settlement, offset by foreign exchange losses of $0.7 million. First half 2004 includes $16.9 million of income from a USG Metformin ER profit sharing agreement and income totaling $6.0 million from the sale of a product license and an ANDA. A detail of Other income (expense) follows:
	Six Months Ended
	June 30, 2005	June 30, 2004
Other income (expense), net:
Interest income	$1.6	$ 0.9
Foreign exchange gains (losses), net	(0.7)	(0.5)
Loss on sale of Wynco	--	(1.5)
Litigation settlement	1.0	--
Metformin ER Profit Sharing Agreement	--	16.9
Sale of product license and ANDA	--	6.0
Other, net	0.3	(1.1)
	$2.2	$20.7

Tax Provision

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continued U.S. losses. As a result, the Company no longer considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At June 30, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on U.S. earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.6% and will not provide Federal income tax benefits on full year pre-tax losses that are currently estimated for U.S. operations.

     Income tax expense for the six months ended June 30, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$3.856	$51.265	$55.121
Estimated tax
International		15.175	15.175
U.S.Federal	--		--
U.S. State	1.756	___	1.756
	1.756	15.175	16.931
Effective rate	45.5%	29.6%	30.7%
Tax on $147.0 million dividend repatriation	7.718	1.632	9.350
Tax expense			$26.281
% of Pre-tax income			47.7%

Results of Continuing Operations - Three months ended June 30, 2005

     Total revenue increased $51.9 million (16%) for the quarter ended June 30, 2005 compared to 2004. In comparison to 2004, foreign exchange increased 2005 revenues by approximately $5.2 million (2%) and the inclusion of second quarter sales of Aquatics, increased 2004 revenues by approximately $3.0 million. Excluding foreign exchange and the inclusion of Aquatic results, revenues increased 16%. Operating income was $40.2 million in 2005 compared to $4.4 million in 2004. Diluted earnings (loss) per share was $0.38 in 2005 compared to a $0.01 in 2004.

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues		Operating Income (loss)
	2005	2004	2005	2004
Active Pharmaceutical Ingredients ("API")	$36.4	$40.3	$15.4	$22.6
Branded Pharmaceuticals ("BP")	23.5	18.0	2.3	2.8
International Generics ("IG")	102.7	97.1	12.1	8.2
US Generics ("USG") (1)	128.2	100.8	7.0	(4.3)
Total Human Pharmaceuticals	290.8	256.2	36.8	29.3
Animal Health (AH) - base	79.8	68.5	15.4	6.7
Wynco and Aquatics	--	3.0	--	(10.9)
Total AH	79.8	71.5	15.4	(4.2)
Profit sharing income (1)	--	(8.8)	-	(8.8)
Unallocated and Eliminations	(2.7)	(2.9)	(12.0)	(11.9)
Total	$367.9	$316.0	$40.2	$ 4.4

(1)     In 2004, profit sharing income of $8.8 million is included in USG segment revenues and operating income and is classified as other income in the Consolidated Statement of Operations.

Revenues

     Revenues in API decreased $3.9 million (10%) mainly as a result of targeted price reductions on selected products in early 2005. Translation of revenues into the U.S. dollar increased API revenues by 1%.

     BP revenues increased $5.5 million (31%) relative to 2004 due primarily to increased volume. Sales force expansions mainly contributed to the increase.

     IG revenues increased $5.6 million (6%) due primarily to the impact of translating revenues into the U.S. dollar ($3.7 million) and increased sales in the Nordic and UK markets. These increases were primarily attributable to increased sales of over-the-counter products and new product launches.

     Revenues of USG products increased $27.4 million due primarily to gabapentin sales, offset by volume and price declines of other products and the absence of metformin ER profit sharing revenues in 2005. In the fourth quarter 2004, USG launched gabapentin capsules and tablets pursuant to the Company's exclusivity granted under the Hatch-Waxman Act and recorded revenues of $44.8 million related to this product in the second quarter of 2005. The Company's exclusivity on gabapentin capsules ended in April 2005 and in June 2005 for tablets. In April 2005, a number of new competitors launched gabapentin products and prices declined. Sales of the Company's gabapentin capsules and tablets are at lower prices and volumes than was recorded during the exclusivity period. USG revenues in the second quarter of 2004 include approximately $8.8 million earned as a result of a profit sharing agreement on the launch of metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USG segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations.

     As is customary in the industry, USG shipments to wholesale customers include price incentives. These incentives are offered reflecting the competitive nature of the markets, and prior to the fourth quarter of 2004, reflecting the Company's inability to supply new products to its wholesale customers as it resolves its FDA issues. The Company monitors its sales to wholesale customers to ensure that wholesale inventory levels are maintained at levels appropriate to satisfy market demand.

     Inventories of generic products at certain USG wholesale customers generally range from 1 to 2 months supply, although some products exceed the range. Wholesale inventory levels have been reduced, beginning in the second half of 2004, as the Company limited incentives offered to wholesalers with the result that sales to wholesalers, except for the gabapentin product, were reduced. The information regarding inventory levels within the channel is derived from inventory management reports obtained at a cost from major wholesalers. This information is critical to estimates of deductions from gross revenues to reported net revenues.

     Animal Health revenues, excluding Aquatic revenues, increased $11.3 million (17%) due primarily to increased sales in U.S. livestock and poultry markets (6%) and in the European markets (6%), with the majority of plants operating at or near capacity, in addition to the impact of foreign exchange, 2%.

Gross Profit

      On a Company-wide basis gross profit increased $30.8 million in 2005 compared to 2004. As a percentage of sales, overall gross profit was 43.2% in 2005, versus 40.6% in 2004.

      The increase in gross margin dollars results primarily from gabapentin sales in USG, and volume increases in AH, BP and IG, offset partially by the USG profit sharing income in 2004 and price decreases in API.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $9.1 million (10%) in 2005 as compared to 2004. Expenses in 2004 include $1.5 million related to the Aquatic operation that was sold in July 2004. Excluding these costs, selling, general and administrative expenses increased $10.6 million, due primarily to marketing campaigns and sales force expansions within BP ($5.2 million) and increased spending due mainly to timing in API, IG and USG ($4.5 million), and the impact of foreign exchange ($1.2 million).

      Research and development expenses decreased $4.6 million in 2005 due primarily to the timing of spending in USG.

Operating Income

      Operating income increased by $35.8 million. The Company believes the change in operating income can be approximated as follows:

	API	BP	IG	USG	AH	Unal- located	Total
2004 as reported	$22.6	$2.8	$8.2	$(4.3)	$(4.2)	$(20.7)	$4.4
2004 Metformin ER Profit Sharing Agreement	--	--	--	(8.8)	--	8.8	--
Brand sales force and marketing program expansions	--	(5.2)	--	--	--	--	(5.2)
Aquatic loss - 2004					9.5		9.5
Gabapentin sales	--	--	--	16.2	--	--	16.2
Research and development	(0.6)	(0.6)	0.4	4.3	1.4	(0.3)	4.6
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(6.6)	5.3	3.5	(0.4)	8.7	0.2	10.7
2005 as reported	$15.4	$2.3	$12.1	$7.0	$15.4	$(12.0)	$40.2

     The increase in operating income is primarily attributed to gabapentin sales by USG and improved operating performance by the AH and IG segments.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $2.9 million to $11.7 million in 2005 due to decreased debt levels, and lower amortization of debt issuance costs, offset by higher interest rates.

Loss on Extinguishment of Debt

     2004 results include $1.9 million of expense associated with the write-off of deferred loan costs. In the second quarter of 2004, the Company prepaid $25 million of bank term debt and $32.0 million of mortgage notes payable and repaid $24.5 million of the 5.75% Convertible Notes.

Other, Net

      Other income (expense) netted to $2.2 million in 2005 compared to $13.0 million in 2004. First quarter 2005 includes income of $1.0 million from a litigation settlement and interest income of $0.5 million. Second quarter 2004 includes $8.8 million of income from a USG Metformin ER profit sharing agreement and income totaling $6.0 million from the sale of a product license and an ANDA. A detail of Other income (expense) follows:
	Three Months Ended
	June 30, 2005	June 30, 2004
Other income (expense), net:
Interest income	$ 0.5	$ 0.8
Foreign exchange gains (losses), net	0.1	(1.4)
Litigation settlement	1.0	--
Metformin ER profit sharing agreement	--	8.8
Sale of license and ANDA	--	6.0
Other, net	0.6	(1.2)
	$ 2.2	$13.0

Tax Provision

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. deferred tax assets was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continued U.S. losses. As a result, the Company no longer considers it more likely than not that these net U.S. deferred tax assets will be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At June 30, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on U.S. earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.6% and will not provide Federal income tax benefits on full year pre-tax losses that are currently estimated for U.S. operations.

     Income tax expense for the three months ended June 30, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$2.237	$28.412	$30.649
Estimated tax
International		8.449	8.449
U.S. Federal	--		--
U.S. State	1.424	____	1.424
	1.424	8.449	9.873
Effective rate	63.7%	29.7%	32.2%
Tax on $12.0 million dividend repatriation	0.618	0.132	0.75
Tax expense			$10.623
% of pre-tax income			34.7%

Financial Condition

      At December 31, 2004, the Company classified $503.3 million of its outstanding debt as current liabilities due to violations of certain debt covenants at December 31, 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company cured all such violations and accordingly, the associated debt obligations are no longer callable and are classified as long-term at June 30, 2005. The December 31, 2004 proforma balances are presented in the Notes to consolidated financial statements (see Note 4) to classify the associated debt as long-term, as if the covenant violations had been cured as of December 31, 2004. Accordingly, December 31, 2004 proforma amounts are noted below for comparative purposes.

      At June 30, 2005, stockholders' equity was $836.5 million compared to $883.6 million at December 31, 2004. On a proforma basis, the ratio of long-term debt to equity was 0.43:1 at June 30, 2005 and 0.58:1 at December 31, 2004. The decrease in Stockholders' Equity in 2005 results primarily from the translation of foreign currencies into the U.S. dollar. At June 30, 2005, due primarily to the strengthening of the U.S. dollar against many other currencies, the Company has Accumulated Other Comprehensive Income of $85.6 million compared to $161.6 million at December 31, 2004.

      Working capital at June 30, 2005, was $30.1 million compared to proforma working capital of $135.0 million at December 31, 2004. Working capital is defined as current assets less current liabilities. The decrease in working capital is primarily related to reductions in inventories ($71 million) in the USG, AH and IG segments and reductions in accounts receivable ($18 million) in the USG, BP and AH segments. The proforma current ratio was 1.06:1 at June 30, 2005 compared to 1.25:1 at December 31, 2004.

      Cash flow from operations for the first six months of 2005 was $151.6 million compared to $73.3 million for the first six months of 2004. Improved results of operations and better working capital management drove the improvements in operating cash flow. Net income for the first six months of 2005 increased by $31 million over the comparable period in 2004 and accounts receivable and inventory balances decreased $11.8 million and $58.4 million, respectively, net of foreign currency, compared to December 31, 2004.

      Balance sheet amounts decreased as of June 30, 2005 compared to December 2004 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Kroner, Danish Kroner, the Euro, and British Pound, declined versus the U.S. Dollar by approximately 8%, 13%, 13% and 6%, respectively. These decreases in balance sheet amounts impact to some degree the above mentioned ratios. The approximate decrease due to currency translation of selected captions was: accounts receivable $6.5 million, inventories $11.4 million, accounts payable and accrued expenses $8.6 million, and total stockholder's equity $76.0 million. The $76.0 million decrease in stockholder's equity is included in other comprehensive income for the first six months of 2005 and results from the strengthening of the U.S. Dollar in 2005 against the major functional currencies of the Company's foreign subsidiaries.

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

      Compliance with these financial covenants in 2005 is dependent on the Company's EBITDA as defined by the credit agreement, and therefore the Company's ability to generate increasing amounts of operating income, or on the Company's ability to reduce the amount of its outstanding debt. Since December 2001, the Company has reduced the amount of its outstanding debt and the size of the original facility by prepaying term debt by $375.0 million and by lowering the revolving line of credit by $150.0 million. On an overall basis, senior debt and total debt at June 30, 2005 were $374.4 million and $531.8 million, respectively, compared to $538.1 million and $701.7 million, respectively, at December 31, 2004.

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

      The FDA completed an inspection of the Company's Elizabeth solid dose site in December 2003 and advised the Company that, as a result of this inspection, product approvals relating to the Elizabeth site would be withheld pending a successful follow-up inspection. Major elements of the FDA compliance enhancement plan have been completed. In September 2004, the FDA inspected Elizabeth and has since advised the Company it is eligible for new product approvals. Since the September 2004 inspection, the Company has received six new product approvals. In the fourth quarter of 2004, the Company launched both its gabapentin capsules and tablets from the Elizabeth site. The Company anticipates it will be the subject of another FDA inspection at the Elizabeth site in 2005.

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

      In order to increase flexibility in complying with its financial covenants, the Company received an amendment to its 2001 Credit Facility in March 2005, which delayed the further tightening of certain financial covenants. The amendment provided at March 31, 2005, the interest coverage ratio requirement will increase from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. The amendment also increased the permitted leverage ratio from 4.00:1:00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005, to be excluded from the calculation of EBITDA. Regarding the net worth covenant, the amendment reduced the required amount of net worth by up to $250 million for asset valuation impairment charges, which were incurred in the fourth quarter of 2004.

     At December 31, 2004, the Company had certain violations of its debt covenants that were unrelated to the financial covenants. In April and May 2005, the Company cured all such violations. At June 30, 2005, the Company had approximately $78.6 million of EBITDA flexibility on its tightest financial covenant at quarter end, the Interest Coverage Ratio.

     The Company's operating plan for 2005 indicates continued difficult operating conditions and continued losses in the U.S. Generic Pharmaceutical business. Based on the plan, the Company expects to remain in compliance with its financial covenants throughout 2005. Depending on actual results, the Company may need to consider additional actions to ensure continued compliance.

     The Company believes it has a number of options available to provide it with increased financial flexibility, thereby ensuring continued compliance with its covenants. Certain of these options are entirely within the Company's control and others require actions of the bank group and/or a third party. Options include:

• Cash generated by the Company's international operations may be made available to fund U.S. investments under the Act. The Board of Directors approved a plan and the Company repatriated $147 million of cash in extraordinary dividends, as defined in the Act during the first half of 2005. The tax impact of repatriating this $147 million was approximately $9.5 million. The Company may adopt additional reinvestment plans under the Act and it currently estimates that it could increase the amount to be repatriated under the Act by up to $288 million (subject to Board of Directors approval) depending upon a number of factors, including the amount of foreign earnings and profits generated through 2005, but is subject to further U.S. Treasury guidance. The tax impact of repatriating this $288 million would be approximately $18.5 million.

• Aggressive asset management, including both working capital reduction programs and controls over capital expenditures, to generate free cash flow to enable the Company to continue to repay outstanding debt. Capital expenditures and purchased intangibles were $18.0 million for the six months ended June 30, 2005 compared to $19.3 million for the six months ended June 30, 2004.

• Selling certain assets. The Company continues to consider possible divestitures, which could be material. There is no guarantee any divestiture will be completed.

• Reduce subordinated convertible debt by issuing common stock. At June 30, 2005, the Company has $157.4 million of convertible Subordinated Notes outstanding that can be retired with the agreement of the holders by the exchange of common stock. On April 1, 2005, the Company repaid the 5.75% convertible Subordinated Notes ($9.8 million as of March 31, 2005). The Company's loan covenants also required that amounts outstanding of the 6.875% convertible debt ($157.4 million at June 30, 2005) be reduced to $10.0 million or less by December 1, 2005. The Company is planning for this requirement based on a number of scenarios. The Company expects to be successful in meeting this requirement.

• Obtaining additional amendments to the 2001 Credit Facility bank covenants to allow for certain of the actions noted above and to provide additional flexibility in the timing and application of the financial ratio tests. In October 2001, the Company borrowed $622.0 million from the bank group and at June 30, 2005 the amount outstanding was $154.1 million (a reduction of $467.9 million). The Company has obtained amendments as follows:

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

• In August 2004, the 2001 Credit Facility was amended to reduce interest coverage from 3.50:1.00 to 3.00:1.00 and increase the permitted leverage ratio from 4.00:1.00 to 4.25:1.00 through and including December 31, 2004. At March 31, 2005, the interest coverage ratio increased from 3.00:1.00 to 3.25:1.00 and at June 30, 2005, the interest coverage ratio will increase from 3.25:1.00 to 3.50:1.00 and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at June 30, 2005, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allowed $30.0 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2004, to be excluded from the calculation of EBITDA.

• In March 2005, the 2001 Credit Facility was amended to provide at March 31, 2005, the interest coverage ratio requirement increased from 3.00:1.00 to 3.25:1.00 and at March 31, 2006, the interest coverage ratio requirement will increase from 3.25:1.00 to 3.50:1.00, and remain thereafter. At March 31, 2005, the permitted leverage ratio decreased from 4.25:1.00 to 4.00:1.00 and at March 31, 2006, the permitted leverage ratio will decrease from 4.00:1.00 to 3.50:1.00 and remain thereafter. In addition, the amendment allows $30 million of cash restructuring expenses incurred from July 1, 2004 to December 31, 2005 to be excluded from the calculation of EBITDA. The net worth covenant is reduced by up to $250 million of asset valuation impairment charges.

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of June 30, 2005. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2005, because of the material weaknesses described below.

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

     The Company has implemented, or is in the process of implementing, the following remediation steps to address the other three material weaknesses:

     To address the deficiency related to customer discount reserves and certain accrued liability accounts, increased focus has been placed on timely review, documentation, and evaluation of related account balances. The Company is recruiting an additional accounting manager who will be primarily dedicated to overseeing the controls related to the accounting for discounts to customers and customer related accrued liabilities. The Company has also implemented new accounts receivable software in the first quarter of 2005, which has automated the processing of customer remittances to allow for more timely resolution of differences. The new software has automated the matching of customer deductions with outstanding credits and improves the timeliness, completeness, and accuracy of processing customer deductions

     To address the deficiency related to income taxes described above, the Company is reviewing its control policies for income tax accounting and has reemphasized the need for appropriate documentation to support management's financial statement assertions regarding income taxes, including the development of a tax reporting package and balance sheet analyses. In 2004, the company retained an independent public accounting firm to assist the Company in reviewing its international income tax accounts and tax provisions. In 2005, the Company expanded the scope of their services to include a quarterly review of its income tax accounts for major tax jurisdictions.

     To address the deficiency related to the review and monitoring of compliance with debt covenants, the Company is instituting, for all its senior and subordinated debt agreements, a detailed process for monitoring and reviewing compliance.

     The Company believes that, once fully implemented, these remediation steps will correct the remaining material weaknesses described above. In addition, management is developing remediation plans to address certain other control deficiencies which were not material weaknesses.

     The Company has also recently experienced turnover in certain key financial management positions in the corporate tax, and in USG, AH, and IG financial management. The Company is currently recruiting for replacements for these positions and will be utilizing contract financial resources to supplement financial staffing during the transition period.

     Other than as described above, there have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6. Exhibits

(a)      Exhibits

10.1	Amendment No. 3 to Amended and Restated Supply Agreements between Purepac Pharmaceutical Co. and Plantex USA, Inc. dated as of April 1, 2005, is filed as an Exhibit to this Report.*
10.2	Master Development and Manufacturing Agreement between Purepac Pharmaceutical Co. and Shasun Chemicals and Drugs Limited, dated as of May 27, 2005, is filed as an Exhibit to this Report.*
10.3	Form of revised Restricted Stock Unit Award Agreement for Alpharma Inc.'s Board of Directors, effective March 8, 2004, is filed as an Exhibit to this Report.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: August 2, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: August 2, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President, Finance