Form 10-Q
period 2005-09-30
ALPHARMA INC
filed 2005-11-08
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2005	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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

YES X	NO ____
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES X	NO ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES __	NO X
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of November 3, 2005:
Class A Common Stock, $.20 par value - 41,614,035 shares Class B Common Stock, $.20 par value -- 11,872,897 shares

ALPHARMA INC.

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheets as of September 30, 2005 and December 31, 2004	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	4
	Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	5
	Notes to Consolidated Condensed Financial Statements	6 - 28
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	29-38
Item 3	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4	Controls and Procedures	38-41
PART II. Item 1	OTHER INFORMATION Legal Proceedings	42
Item 6	Exhibits	42
	Signatures	43

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$59,028	$105,212
Accounts receivable, net	217,188	226,591
Inventories	240,060	310,004
Prepaid expenses and other current assets	16,784	30,265
Total current assets	533,060	672,072

Property, plant and equipment	812,291	830,507
Less: Accumulated Depreciation	390,248	373,211
Property, Net	422,043	457,296
Goodwill	443,648	478,621
Intangible assets, net	282,304	310,718
Other assets and deferred charges	68,671	85,135

Total assets	$1,749,726	$2,003,842

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$167,571	$ 675,639
Short-term debt	4	16,096
Accounts payable	97,353	117,892
Accrued expenses	185,826	187,129
Accrued and deferred income taxes	53,894	43,650
Total current liabilities	504,648	1,040,406

Long-term debt:
Senior	330,702	--
Convertible subordinated notes	--	10,000
Deferred income taxes	33,079	34,685
Other non-current liabilities	32,857	35,109
Commitments and contingencies (see Note 16)

Stockholders' equity:
Class A Common Stock, $.20 par value per share; shares authorized 75,000,000; issued 41,916,810 and 41,277,761, at September 30, 2005 and December 31, 2004, respectively.	8,409	8,256
Class B Common Stock, $.20 par value per share; shares authorized 15,000,000; issued 11,872,897 at September 30, 2005 and December 31, 2004.	2,375	2,375
Additional paid-in capital	1,084,689	1,073,921
Unearned compensation	(9,174)	(7,443)
Accumulated deficit	(307,811)	(347,425)
Accumulated other comprehensive income	77,596	161,602
Treasury stock, at cost: 330,324 shares, at September 30, 2005 and December 31, 2004.	(7,644)	(7,644)
Total stockholders' equity	848,440	883,642
Total liabilities and stockholders' equity	$1,749,726	$2,003,842

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Total revenue	$349,123	$297,547	$1,095,155	$925,183
Cost of sales	184,813	181,611	614,252	562,980
Gross profit	164,310	115,936	480,903	362,203
Selling, general and administrative expenses	109,831	93,808	303,581	284,383
Research and development	17,843	21,305	58,862	59,771
Asset impairments and other - Aquatics	--	513	--	9,987
Goodwill impairment	--	--	815	--
Operating income	36,636	310	117,645	8,062
Interest expense and amortization of debt issuance costs	(11,235)	(14,949)	(37,467)	(44,076)
Loss on extinguishment of debt	(489)	--	(2,373)	(2,795)
Other income, net	483	8,223	2,711	28,943
Income (loss) before income taxes	25,395	(6,416)	80,516	(9,866)
Provision (benefit) for income taxes	7,546	(1,748)	33,827	(2,651)

Net income (loss)	$17,849	$(4,668)	$46,689	$(7,215)

Earnings (loss) per common share:

Basic	$0.34	$(0.09)	$0.89	$(0.14)
Diluted	$0.34	$(0.09)	$0.88	$(0.14)

Dividends per common share	$0.045	$0.045	$0.135	$0.135

Weighted average shares:

Basic	52,529	52,112	52,421	52,004
Diluted	53,255	52,112	52,800	52,004

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Operating Activities:
Net income (loss)	$46,689	$(7,215)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,211	71,765
Amortization of loan costs	1,889	2,061
Interest accretion on convertible debt	5,233	4,891
Other non-cash items	9,082	22,799
Changes in assets and liabilities:
Decrease in accounts receivable	2,651	77,973
Decrease (increase) in inventory	57,301	(58,881)
Increase in accounts payable, accrued expenses and taxes payable	3,284	8,994
Decrease in prepaid expenses	13,038	5,013
Other, net	(4,660)	7,837
Net cash provided by operating activities	204,718	135,237

Investing Activities:
Capital expenditures	(27,506)	(29,478)
Purchase of intangible assets	(3,807)	(1,050)
Proceeds from sale of Aquatic	--	3,867
Purchase of Wynco	--	(12,857)
Proceeds from sale of Wynco	--	17,000
Net cash used in investing activities	(31,313)	(22,518)

Financing Activities:
Dividends paid	(7,075)	(7,079)
Reduction of senior long-term debt	(192,714)	(159,970)
Net (reduction) advances under lines of credit	(16,082)	56,035
Proceeds from issuance of common stock and other	5,807	2,478
Purchase of treasury stock	--	(228)
(Decrease) increase in book overdraft	(2,972)	4,539
Net cash used in financing activities	(213,036)	(104,225)

Effects of exchange rate changes on cash and cash equivalents	(6,553)	(167)

(Decrease) increase in cash	(46,184)	8,327
Cash and cash equivalents at beginning of year	105,212	58,623
Cash and cash equivalents at end of period	$59,028	$66,950

See notes to the consolidated condensed financial statements.

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2004 Annual Report on Form 10-K/A. The reported results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Proforma Stock Based Compensation

     At September 30, 2005, the Company has stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant, charged to unearned compensation in Stockholders' Equity, and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Standard "SFAS" No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", to stock-based employee compensation. No tax benefits were attributed to the stock-based employee compensation expense during the three or nine months ended September 30, 2005 because the Company maintained a valuation allowance on substantially all of the U.S. net deferred tax assets.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$17,849	$(4,668)	$46,689	$(7,215)
Add: Stock-based employee compensation expense included in reported net income	1,182	533	3,140	1,377
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1,935	1,298	5,709	4,021

Pro forma net income (loss)	$17,096	$(5,433)	$44,120	$(9,859)

Earnings (loss) per share:
Basic-as reported	$0.34	$(0.09)	$0.89	$(0.14)
Basic-pro forma	$0.33	$(0.10)	$0.84	$(0.19)

Diluted-as reported	$0.34	$(0.09)	$0.88	$(0.14)
Diluted-pro forma	$0.32	$(0.10)	$0.84	$(0.19)

     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model.

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units that are valued based on the Company's Total Shareholder Return ("TSR"), as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. TSR for the Company and each of the peer companies, is calculated based upon average stock price performance in the last month of a three-year performance period in comparison to the stock price at the beginning of the three-year performance period. Each performance unit has a potential value between zero and $200 and vests after the completion of a three-year service period. As of September 30, 2005, approximately 76,209 performance units granted in 2004 were outstanding under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2006. For these units, the potential costs would be zero if the Company's TSR performance is less than the 50th percentile relative to the peer group, $3,810 if the Company is in the 50th percentile relative to the peer group and potentially up to $15,242 if the Company is in the 90th percentile relative to the peer group. As of September 30, 2005, approximately 68,370 performance units granted in 2005 were outstanding under this plan, which may result in cash payments based on performance during a three-year period ending December 31, 2007. For these units, the potential costs would be zero if the Company's TSR performance is less than the 50th percentile relative to the peer group, $3,419 if the Company is in the 50th percentile relative to the peer group and potentially up to $13,674 if the Company is in the 90th percentile relative to the peer group. The future outcome of the Company's performance measured against peer companies is undeterminable, and therefore the Company has not established reserves for potential future costs. As of September 30, 2005, none of the performance units were vested; however, if the Company had made the computations as of September 30, 2005, the related liability for all outstanding performance units would be $23,327, based on the Company's TSR versus the market index of peer companies through September 30, 2005.

2. Subsequent Events

Definitive Agreement to Sell Generics Businesses

On October 17, 2005, the Company announced that it had reached a definitive agreement to sell its U.S. and International Generics businesses to Actavis Group for $810 million in cash. The sale has been approved by the Board of Directors of the Company and Actavis Group and is expected to close in the fourth quarter of 2005, pending regulatory and other customary approvals. The divestiture of the U.S. and International Generics businesses includes the assumption by the Buyer of the assets and liabilities related to the Generics businesses subject to the retention by the Company of certain specified assets and liabilities, all as set forth in the Stock and Asset Purchase Agreement which is filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 17, 2005. In addition, the Company will be obligated to remit to Actavis Group any payments received from Teva based on Teva's net sales of gabapentin during the exclusivity period, which ended in the second quarter of 2005. (See Note 16).

     The Company is retaining ownership of its U.S. pharmaceutical distribution business, ParMed Pharmaceuticals Inc. ("ParMed"), whose operating results are included as part of U.S. Generics.

     Estimated combined results of operations for the Company's U.S. Generics (excluding ParMed) and International Generics businesses for the three and nine months ended September 30, 2005 and 2004, are summarized as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$200,950	$154,999	$655,783	$514,293
Gross profit	$76,687	$38,246	$226,029	$152,497
Operating income (loss)	$17,861	$(15,199)	$54,944	$(14,883)

     The operations of the U.S. and International Generics businesses were not classified as discontinued operations as of September 30, 2005, since on that date all of the criteria of SFAS No.144 were not met.

Refinance of U.S. Bank Credit Facility

On October 26, 2005, the Company entered into a $210,000 U.S. asset-based and term loan agreement with Bank of America N.A. The Company used the proceeds from this new loan facility to pay off all outstanding amounts due under the 2001 U.S. Bank Credit Facility, which, at September 30, 2005, were $119,122, and terminated the 2001 Credit Facility.

3.     Liquidity and Capital Resources

The Company entered into a new $210,000 U.S. asset-based and term loan facility on October 26, 2005 (See Note 2). The new loan facility provides the Company with increased financial flexibility. As a result of this refinancing, and the termination of the 2001 Credit Facility, the Company is no longer required to reduce the balance of its 3% Convertible Senior Subordinated Notes due 2006 ("06 Notes") to $10,000 by December 1, 2005; as was required by covenants included in the 2001 Bank Credit Facility. The new loan agreement requires the Company have sufficient funds set aside, as of April 1, 2006, to repay the 06 Notes at scheduled maturity on June 1, 2006.

4.      Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2005	2004

Finished product	$127,005	$170,290
Work-in-process	49,157	69,804
Raw materials	63,898	69,910
	$240,060	$310,004

5.      Long-Term Debt

On October 26, 2005, the Company entered into a $210,000 asset-based and term loan agreement with Bank of America N.A. Proceeds from this new loan facility, which expires in 2010, were used to pay off all outstanding amounts due under the Company's 2001 U.S. Bank Credit Facility. See Notes 2 and 3 for further details.

     At December 31, 2004, the Company classified $503,293 of its outstanding debt as current liabilities due to violations of certain debt covenants, under its 2001 Credit Facility at December 31, 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company cured all such violations and accordingly, the associated debt obligations are no longer callable and are classified as long-term at September 30, 2005. The December 31, 2004 proforma balances are presented below to classify the associated debt as long-term, as if the covenant violations had been cured as of December 31, 2004.

Long-term debt consists of the following:
	September 30, 2005	December 31, 2004 (Proforma)	December 31, 2004 (Reported)
Senior debt:
2001 Credit Facility:
Term A	$17,807	$ 51,792	$ 51,792
Term B	101,315	225,177	225,177
Revolving Credit	--	25,000	25,000
	119,122	301,969	301,969

8.625% Senior Notes due 2011	220,000	220,000	220,000

Total senior long-term debt	339,122	521,969	521,969

Subordinated debt:
3% Convertible Senior Subordinated Notes due June 1, 2006 (6.875% yield), including interest accretion	159,151	153,918	153,918
5.75% Convertible Subordinated Notes due 2005	--	9,752	9,752
Total subordinated debt	159,151	163,670	163,670

Total long-term debt	498,273	685,639	685,639
Less, current maturities	167,571	172,346	675,639
	$330,702	$513,293	$10,000

     The Company prepaid $115,000 of the Term A and Term B loans in the first quarter of 2005 and $32,747 of the Term A and Term B loans in the third quarter of 2005. In the first and second quarters of 2004, the Company prepaid $50,000 and $25,000, respectively, of the Term A and Term B loans. As a result, the Company recognized as a loss on extinguishment of debt, pre-tax charges of $1,884, and $489, respectively, in the first and third quarters of 2005 and $861 and $376, respectively, in the first and second quarters of 2004.

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

6.   Earnings Per Share (Shares in thousands)

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average shares outstanding -- basic	52,529	52,112	52,421	52,004
Stock options	726	--	379	--
Average shares outstanding -- diluted	53,255	52,112	52,800	52,004

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months and nine months ended September 30, 2005, stock options to purchase approximately 1,166 and 1,909 shares, respectively were not included in the computation of diluted EPS because the option price was greater than the average market price of the Class A Common shares. For the three and nine months ended September 30, 2004, stock options had an anti-dilutive effect and therefore stock options to purchase approximately 3,781 shares were not included in the diluted EPS calculation.

     The following table summarizes stock options not included in the computation of diluted EPS:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Excluded due to option price greater than market value	1,166	2,325	1,909	2,037
Excluded due to anti-dilution	-	1,456	-	1,744

     The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS is net income (loss) plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable. The effects of the 05 Notes (convertible into 341 shares) were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2004 because the result was anti-dilutive. On April 1, 2005, the Company repaid the 05 Notes ($9,752 as of March 31, 2005). In addition, the effects of the 06 Notes (convertible into 3,809 common shares) were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2005 and 2004, because the result was anti-dilutive.

7.   Intangible Assets and Goodwill

     Intangible assets consist principally of products rights, including the cost of regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2005 through 2009 is currently estimated to be approximately $34,900, $34,300, $32,800, $29,500 and $29,000, respectively.

     Included in net intangible assets at September 30, 2005 is approximately $13,000 related to Pentalong, a major product in the Company's German operation. The Company has been required by German regulation to apply for and receive re-approval of its marketing authorization based upon a demonstration of the safety and efficacy of the product. See Note 16 for additional information. The Company has evaluated the carrying value of its intangible asset related to Pentalong considering current facts and circumstances.

     Intangible assets and accumulated amortization are summarized as follows:

Net balance, December 31, 2004	$310,718

Additions	3,807
Amortization	(26,173)
Translation adjustment	(4,740)
Impairments	(1,308)

Net balance, September 30, 2005	$282,304

Accumulated amortization, September 30, 2005	$207,299

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the nine months ended September 30, 2005 are, as follows:
	IG	API	USG	BP	Total
Balance December 31, 2004	$329,963	$6,392	$28,293	$113,973	$478,621
Foreign exchange translation	(33,388)	(770)	--	--	(34,158)
Adjustment of impairment loss	--	--	(815)	--	(815)

Balance September 30, 2005	$296,575	$5,622	$27,478	$113,973	$443,648

     The year-end 2004 long term USG plan reflected the impact of emerging external factors including the increasing number of competitors, including at times authorized generics, and recent experience with a product launch for which pricing was below raw material costs. The impact of these factors was significant in valuing the future contribution from future new product launches. The year-end assessment indicated an impairment of USG's goodwill. The Company engaged its independent valuation firm to perform the SFAS No.142 Step II valuation of USG. Based upon the SFAS No.142 Step II valuation work performed, the Company recorded an estimated impairment loss of $260,000 as of December 31, 2004. This amount represented the Company's best estimate of the impairment loss. The Company and its independent valuation firm completed the SFAS No.142 Step II valuation in May 2005. As a result, the Company recorded an adjustment of $815 in the first quarter of 2005, increasing the total impairment charge to $260,815.

8.    Reorganization, Refocus and other Actions

     During prior periods, the Company incurred severance and other charges related to actions in connection with management's reorganization and refocus to improve future operations. A summary of liabilities for severance actions related to specific programs (other severance charges not related to specific programs are not segregated from normal operations) and other closure and exit costs is presented below:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2004	$5,127	$6,449
Charges	--	--
Adjustments	(1,804)	184
Payments	(1,737)	(1,244)
Translation adjustments	(139)	(26)
Balance, September 30, 2005	$1,447	$5,363

     The liabilities for accrued severance as of September 30, 2005 are reflected in accrued expenses. Adjustments to reduce accrued severance are primarily the result of attrition within the USG and IG segments. The Company expects to settle these liabilities over the next six months, in cash.

     The liabilities for other closure and exit costs as of September 30, 2005 primarily relate to demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next six months.

9.    Pension Plans and Postretirement Benefits

U.S.:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1,042	$1,161	$ 21	$18
Interest cost	779	540	44	44
Expected return on plan assets	(763)	(644)	--	--
Net amortization of transition obligations	--	2	--	1
Amortization of prior service cost	(17)	(17)	(31)	(31)
Recognized net actuarial (gain) loss	98	137	12	11
Net periodic benefit cost	$1,139	$1,179	$ 46	$ 43

	Pension Benefits For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$3,126	$3,433	$ 63	$60
Interest cost	2,337	2,056	132	150
Expected return on plan assets	(2,289)	(1,948)	--	--
Net amortization of transition obligations	--	6	--	3
Amortization of prior service cost	(51)	(51)	(93)	(93)
Recognized net actuarial (gain) loss	294	431	36	57
Net periodic benefit cost	$3,417	$3,927	$ 138	$177

     Employer contributions primarily include those amounts contributed directly to, or paid directly from, plan assets. The Company expects to contribute approximately $4,000 to the U.S. pension plans in 2005. Through the third quarter, no contributions have been made.

Europe:

     The net periodic benefit costs for the Company's pension plans are as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1,418	$1,331	$4,363	$3,996
Interest cost	1,072	1,032	3,300	3,097
Expected return on plan assets	(901)	(802)	(2,775)	(2,406)
Amortization of transition obligation	21	145	65	435
Amortization of prior service cost	46	28	140	80
Recognized net actuarial loss	117	61	362	184
Net periodic benefit cost	$1,773	$1,795	$5,455	$5,386

     The Company expects to contribute approximately $5,000 to the European pension plans in 2005. Through the third quarter, contributions of approximately $2,770 have been made.

10. Sale of Subsidiaries - 2004

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

     On March 30, 2004, the Company sold its 100% interest in this distribution company for $17,000. In connection with the sale, the Company recognized a charge within Other income, net of $1,090 related to an intangible asset previously held. Excluding this charge, the Company recognized a loss on the sale of $433 for the year ended December 31, 2004. As part of the transaction, the Company entered into an Agency and Distribution Agreement and Logistics Services Agreement with the buyer.

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

     In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets", at June 30, 2004, a loss of $9,474 was recorded. In July 2004, the sale was consummated. Through December 31, 2004, proceeds of approximately $4,400 were received and the loss on sale was increased to $9,987, primarily due to a curtailment loss.

     The loss does not include a potential earn out of up to approximately $3,000 that is contingently payable over three years dependent on Aquatic's future profitability.

     The operations of Aquatic are not classified as discontinued operations, as the Company and Aquatic have significant continuing involvement. The Company and Aquatic will continue to manufacture certain products for each other for at least 3 years and the potential earn out is significant to the cash flows of Aquatic.

     The results of Aquatic operations included in the Animal Health segment for the three and nine months ended September 30, 2004, are summarized as follows:
	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Revenues	$ 1,207	$ 7,043
Operating (loss) including impairments	$(174)	$(11,787)

11.      Supplemental Data
	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
Other income, net:
Metformin ER profit-sharing income	$--	$216	$--	$17,142
Loss on sale of Wynco	--	--	--	(1,523)
Gain on sale of ANDA	--	--	--	2,000
Sale of product license	--	--	--	4,000
Interest income	596	507	2,204	1,409
Foreign exchange gains (losses), net	(402)	1,113	(1,135)	654
Litigation settlements	--	5,250	1,000	5,250
Other, net	289	1,137	642	11
	$ 483	$8,223	$2,711	$28,943
Interest expense and amortization of debt costs:

Interest expense	$(10,628)	$(14,289)	$(35,578)	$(42,015)
Amortization of debt issuance costs	(607)	(660)	(1,889)	(2,061)
	$(11,235)	$(14,949)	$(37,467)	$(44,076)
Supplemental cash flow information:

Other non-cash operating activities:

Asset impairment on sale of Aquatic			$--	$9,987
Non-cash asset write-downs			5,127	9,501
Write-off of intangibles on sale of Wynco			--	1,090
Goodwill impairment - adjustment of estimate			815	--
Amortization of restricted shares			3,140	2,221
			$9,082	$22,799

Cash paid for interest			$28,433	$30,240
Cash paid for income taxes, net			$16,071	$2,388

12.      Comprehensive Income

      SFAS No.130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Total comprehensive income (loss), comprised of foreign currency translation adjustments and net income (loss), amounted to approximately $9,840 and $9,758 for the three months ended September 30, 2005 and 2004, respectively and $(37,317) and $(14,091) for the nine months ended September 30, 2005 and 2004, respectively. The only components of accumulated other comprehensive income for the Company as of September 30, 2005 and December 31, 2004 are foreign currency translation adjustments.

13.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 22% of the total outstanding common stock as of September 30, 2005. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

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

	Three Months Ended September 30,
	2005	2004	2005	2004
	Revenues		Operating Income

API	$32,341	$35,845	$11,552	$17,099
BP	26,920	16,573	8,341	2,725
IG	86,305	90,496	6,561	5,551
USG(1)	126,557	80,183	13,862	(19,841)
Animal Health	79,615	74,586	15,979	8,268
Unallocated and other eliminations	(2,615)	(136)	(19,659)	(13,492)
	$349,123	$297,547	$36,636	$ 310

	Nine Months Ended September 30,
	2005	2004	2005	2004
	Revenues		Operating Income

API	$103,716	$109,838	$41,446	$57,979
BP	68,798	46,085	11,377	4,552
IG	282,933	278,339	25,862	17,180
USG(1)	414,965	283,149	36,239	(27,610)
Animal Health	233,893	230,574	45,158	8,260
Elimination of profit-sharing income(1)	--	(17,142)	--	(17,142)
Unallocated and other eliminations	(9,150)	(5,660)	(42,437)	(35,157)
	$1,095,155	$925,183	$117,645	$ 8,062

(1)   Metformin ER profit-sharing income of $216 and $17,142 for the three and nine months ended September 30, 2004, respectively, is included in USG and is included in Other Income, net in the Consolidated Statement of Operations.

15.     Income Taxes

Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. federal deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. federal deferred tax assets was determined to be appropriate at December 31, 2004 due to changes in certain available tax planning strategies and continuing domestic losses. As a result of these changes and continuing domestic losses, the Company no longer considered it more likely than not that these net U.S. federal deferred tax assets would be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At September 30, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on U.S. earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in SFAS No.18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.8% and will not provide Federal income taxes for its U.S. operations.

     Income tax expense for the nine months ended September 30, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$11,163	$69,353	$80,516
Estimated tax
International		20,674	20,674
U.S Federal	--		--
U.S. State	3,803	______	3,803
	3,803	20,674	24,477
Effective rate	34.1%	29.8%	30.4%
Tax on $147,000 dividend repatriation	7,718	1,632	9,350
Tax expense			$33,827
% of Pre-tax income			42.0%

     The consolidated effective tax rate of 30.4% for the nine months ended September 30, 2005 (before taxes on dividend repatriation), may not necessarily be indicative of the full year effective tax rate, due to shifts in the mix of U.S. and international pre-tax income and losses.

The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act provides for a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by allowing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. The Board of Directors approved a plan and the Company repatriated $147,000 of cash in extraordinary dividends, as defined in the Act, during the first nine months of 2005. The tax impact of repatriating this $147,000 was approximately $9,350. The Company may adopt additional reinvestment plans under the Act.

16.      Contingent Liabilities and Litigation

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

     Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Company's Elizabeth plant. As a result of this inspection, the Company received an FDA 483 Report in January 2003 that recorded observed deviations from cGMPs. The Company submitted a comprehensive response in February 2003 and is currently taking actions to address the observations made by the FDA, in accordance with the response. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report in December 2003 indicating continued deficiencies in compliance with FDA regulations. Certain product recalls were included in the original corrective action plan and were completed in 2002 and 2003. The Company completed a significant portion of its corrective actions in 2004, with the remainder estimated for completion by September 2007, subject to FDA's final review and satisfaction with the actions taken. During September 2004, the FDA completed a re-inspection of the Elizabeth facility and issued a 483 Report. The number and scope of the comments declined significantly. The Company has submitted its response and has corrected the observations. Prior to the September 2004 inspection, the Company's pending requests for new product approvals involving manufacturing at the Elizabeth plant has been withheld. As a result of this inspection, the Company became eligible to obtain new product approvals at the Elizabeth site. In the fourth quarter of 2004 the FDA issued four new ANDA product approvals involving products to be manufactured at the Elizabeth facility. Two additional product approvals were received in 2005.

     The total cost and timing of both the Baltimore and Elizabeth corrective action plans are subject to change based upon results of future inspections performed by the respective Baltimore and New Jersey Districts of the FDA. To assist with the implementation of corrective actions at the Baltimore and Elizabeth facilities, the Company had added significant internal and external personnel (largely quality and laboratory personnel) at both sites.

     The Company anticipates that its Baltimore and Elizabeth sites will be the subject of further inspection as early as the fourth quarter of 2005 at which time the Company will be expected to demonstrate substantial compliance with cGMPs. No assurance can be given as to the outcome of the anticipated inspections.

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

In July 2005, the Medicines and Healthcare products Regulatory Agency (MHRA) conducted a routine pharmacovigilance inspection at the Company's Barnstaple UK IGx plant. The MHRA issued a final report regarding its inspection in October 2005. The MHRA report contained no "critical" deviations from MHRA and European Union (EU) standards, however, it identified several "major" deviations. The Company will address each "major" deviation in its response to the MHRA's final report, which is due November 20, 2005. The effect, if any, of the MHRA inspection on the regulatory status of the Barnstaple site or the products manufactured at this site will not be known until the MHRA reacts to the Company's response to the MHRA's final report.

In September 2005, the FDA conducted a routine general inspection at the Company's Budapest, Hungary API plant. As a result of the inspection, the Company received a 483 Report that recorded observed deviations from cGMPs. The Company responded to the FDA in October 2004, making commitments to remedy the observed deviations in stages. Subsequent updates and documentation will be sent to the FDA on an ongoing basis, with the FDA will reviewing the corrective actions promised in the response and updates. The Company anticipates that the FDA will make a decision as to the status of the Budapest plant by mid-2006.

Intellectual Property

     In response to the Company's submission to the FDA of its ANDAs filed under paragraph IV for gabapentin capsules and tablets, the Company was sued on September 11, 1998 with respect to capsules and on December 12, 1999 with respect to tablets, by Warner-Lambert Company, which is now owned by Pfizer Inc., in the U.S. District Court for the District of New Jersey for alleged patent infringement under two U.S. patents. The ANDAs submitted seek FDA approval to market the Company's gabapentin capsules and tablets prior to the expiration of Pfizer's patents. In the Company's ANDAs, the Company certified to Pfizer and to the FDA that its proposed generic gabapentin capsules and tablets will not infringe the patents and that the patents are believed to be invalid or unenforceable. The Company filed a motion for summary judgment in both the tablet and capsule litigations claiming non-infringement with respect to both Pfizer's patents. These motions have been decided in the Company's favor by the District Court.

     During the initial lawsuits regarding gabapentin tablets and capsules, Pfizer received a third patent covering a gabapentin formulation with low chloride levels. After learning of this patent, the Company certified to the FDA under paragraph IV that the Company's proposed gabapentin capsule and tablet, as disclosed in its previously filed ANDAs, do not infringe this patent and this patent is invalid or unenforceable. In September 2000, Pfizer sued the Company in the U.S. District Court for the District of New Jersey for patent infringement under this third patent. The Company submitted to the court a motion for summary judgment that neither the capsule nor tablet product infringes this patent.

     In 2003, the Company received confirmation from the FDA that it has secured eligibility for 180-day market exclusivity on gabapentin 100 mg, 300 mg and 400 mg capsules. Exclusivity for this product was triggered in October 2004 for capsules and December 2004 for tablets when Purepac commenced commercial marketing of these gabapentin dosage forms. Concurrently with the Company's launch of gabapentin capsules and tablets, Pfizer launched its authorized gabapentin generic capsules and tablets. In April 2004, the Company entered into agreements with Teva Pharmaceutical Industries Ltd. ("Teva") which provided for Teva to share a portion of the Company's potential patent litigation risks regarding the launch of gabapentin and permit Teva to launch gabapentin (in addition to Alpharma's ability to launch), within the Company's exclusivity period. The agreement provides for certain payments to the Company (estimated to be $54,000) based on Teva's net sales during the exclusivity period, which has ended. (See Note 2).

     On August 23, 2005, the U.S. District Court for the District of New Jersey ruled in the Company's favor on a joint motion for summary judgment filed by the defendants; Alpharma, Teva, Ivax Pharmaceuticals ("Ivax"), Apotex, and Eon, in the patent litigation regarding gabapentin. The court ruled that the defendants are entitled to summary judgment of non-infringement based on Pfizer's inability to meet its burden to prove infringement, both literally and under the doctrine of equivalents. Pfizer may appeal this ruling. The defendants also filed motions for summary judgments asserting that the Pfizer patent is invalid. If the case continues to trial, the invalidity issues will be litigated before the court.

Based upon the Company's launch of its gabapentin product prior to a final decision in the Pfizer patent infringement litigation, there is the possibility that the Company may be liable for monetary damages if the Company is ultimately found to infringe the patent. Such damages could include profits allegedly lost by Pfizer as a result of the Company's entry into the gabapentin market. An award to Pfizer on the theory of lost profits could be material to the Company, even after considering the value of the Teva risk sharing contained in the above-described April 2004 agreement.

     On September 15, 2004, Ivax filed a lawsuit against the FDA in the U.S. District Court for the District of Columbia seeking final approval for its gabapentin capsules ANDA and its gabapentin tablets ANDA. The Company intervened in this matter to protect its interests. On September 17, 2004, the District Court ruled against Ivax's request for final product approval, effectively keeping intact the Company's entitlement to exclusivity on both the gabapentin capsule and tablet products. On September 21, 2004, Ivax appealed the case. Before the appeal was decided, on February 10, 2005, the Company entered into a Settlement Agreement pursuant to which Ivax agreed to dismiss its litigation. In return, the Company agreed to selectively waive its exclusivity for gabapentin capsules and tablets effective as of March 23, 2005 and April 29, 2005, respectively. As a result, Ivax was eligible to receive final FDA approval for its gabapentin capsule and tablet products on such dates. On March 23, 2005, Ivax received final FDA approval for its gabapentin capsules and immediately launched the product and on May 2, 2005, Ivax launched its gabapentin tablet products.

     From time to time, the Company may engage in other "at-risk" launches, where the Company has not at present been, but may be sued by the brand name drug manufacturer company for alleged patent infringement. In the United States and in certain other countries, such lawsuits could seek lost profit damages which, if recovered, could be material to the Company.

Pentalong Product

Pentalong, one of the Company's major German products is required, by German regulation, to apply for and receive re-approval of its marketing authorization based upon a demonstration of the safety and efficacy of the product. The Company has filed certain information with respect to this requirement with the appropriate German regulatory agency. While the Company has not received an official response to this filing, it has been orally informed that said agency intends to issue a letter indicating that Pentalong is not approved for further sales. Should the Company receive an official response as indicated by the agency's oral communication, the Company believes that it has a substantial basis, and intends to vigorously challenge any such finding in the appropriate German courts. The Company has been advised by counsel that it is legally entitled to continue to sell Pentalong during the pendency of any such court action. Pentalong sales and gross profits for the first nine months of this fiscal year were $18,988 and $16,983, respectively.

SEC Investigation

     In September 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. Deposition and document discovery is underway.

Serious Fraud Office Investigation

     In September 2003, the Company received a request for certain information from the United Kingdom Office of Serious Fraud. The Serious Fraud Office ("SFO") requested documents related to the Company's dealings with several of its competitors with respect to activities in certain specified antibiotic drugs and warfarin during the late 1990s. The Company has received further requests for information and has responded to these requests. Additionally, a number of former and existing employees of the Company have been interviewed. The Company has been informed by the SFO that it has initiated a criminal investigation of possible violation of laws by the Company and two of its former UK executives. If the Company is found guilty it could be subject to a fine in an amount not limited by statute.

Medicaid Litigation

     Nevada, Alabama, Florida, Illinois, Massachusetts, Kentucky and over 35 local jurisdictions have begun investigations of or commenced litigation against the Company, along with other pharmaceutical manufacturers and distributors, based upon allegations that fraudulent Average Wholesale Prices were reported for varying numbers of years and products under governmental Medicaid reimbursement programs. Such lawsuits vary somewhat in the damages alleged but generally seek statutory and civil penalties, including in certain lawsuits disgorgement of profits and treble damages from each defendant as may be determined at trial. Currently no litigation has proceeded beyond the discovery stage.

Perrigo Agreement Litigation

     The Federal Trade Commission, in conjunction with various State Attorneys General, completed a formal investigation of the facts and circumstances surrounding a 1998 agreement with Perrigo Inc. under which the Company inter alia: (i) renounced its 180 day Hatch-Waxman marketing exclusivity for a certain product and (ii) granted a license under a patent related to the product in return for royalty payments from Perrigo. In 2004, the Company entered into a settlement with the FTC and the States whereby the Company agreed to pay $2,500 to the FTC and $750 to the States. Five private lawsuits alleging antitrust, unfair competition and restraint of trade have been filed against the Company in connection with this matter - two in the District of Columbia and three in California. The cases in each jurisdiction have been consolidated. The plaintiffs are seeking treble damages in response to the claims. The Company is in the process of responding to the claims made in the lawsuits.

Chicken Litter Litigation

     The Company has been named in several lawsuits that allege that one of its AH products causes chickens to produce manure that contains arsenic which, when used as agricultural fertilizer by chicken farmers, causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has filed a claim with its insurance carrier and the carrier has responded by reserving its rights to later reject such claim. In addition to the potential for personal injury damages to the plaintiffs, there is the possibility of an adverse customer reaction to the allegations in the lawsuit. The plaintiffs are also requesting that the Company be enjoined from the future sale of the product at issue. The Company is in the initial stages of discovery and intends to vigorously defend against these allegations. Worldwide sales of this product were approximately $24,000 in 2003, $23,300 in 2004 and $16,800 in the first three quarters of 2005.

Brazilian Tax Claims

     The Company is the subject of several tax claims aggregating $7,600 by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

Other Litigation

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

17.     Guarantor and Financial Information

     The following financial information is presented to segregate the parent and certain of its wholly-owned subsidiaries which are guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors will jointly and severally, and fully and unconditionally, guarantee the Company's obligation under the Notes. The consolidating financial information presents the Consolidating Balance Sheets as of September 30, 2005 and December 31, 2004 and the related Statements of Operations and Cash Flows for the nine months ended September 30, 2005 and 2004 for:
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

ALPHARMA INC.
Consolidating Balance Sheet
As of September 30, 2005
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$16,132	$4,235	$38,661	$--	$59,028
Accounts receivable, net	39,568	97,586	80,034		217,188
Inventories	39,170	82,923	124,263	(6,296)	240,060
Prepaid expenses and other	21,675	(15,080)	8,732	1,457	16,784
Intercompany receivables	1,009,603	1,128,657	1,123,274	(3,261,534)	-
Total current assets	1,126,148	1,298,321	1,374,964	(3,266,373)	533,060

Property, plant & equipment	196,545	243,356	372,790	(400)	812,291
Less: Accumulated Depreciation	89,712	114,180	186,756	(400)	390,248
Property, Net	106,833	129,176	186,034	--	422,043
Goodwill	3,144	141,453	300,944	(1,893)	443,648
Intangible assets, net	40,110	145,884	96,310	-	282,304
Investment in subsidiaries	121,399	397,729	-	(519,128)	-
Other assets and deferred charges	24,843	36	43,792	-	68,671
Total assets	$1,422,477	$2,112,599	$2,002,044	$(3,787,394)	$1,749,726

Current liabilities:
Short term debt	$ -	$ -	$ 4	$ -	$ 4
Long term debt, current portion	159,151	8,420	-	-	167,571
Accounts payable and accrued expenses	72,978	118,788	91,552	(139)	283,179
Accrued and deferred income taxes	(3,423)	29,461	25,045	2,811	53,894
Intercompany payables	158,491	1,989,584	1,113,459	(3,261,534)	-
Total current liabilities	387,197	2,146,253	1,230,060	(3,258,862)	504,648

Long term debt:
Senior	220,000	110,702	-	-	330,702
Convertible subordinated notes	-	-	-	-	-
Deferred income taxes	(39,790)	40,706	32,163	-	33,079
Other non-current liabilities	6,630	338	25,889	-	32,857

Stockholders' equity:
Preferred stock	-	-	-	-	-
Class A Common Stock	8,409	-	-	-	8,409
Class B Common Stock	2,375	-	-	-	2,375
Additional paid-in-capital	1,084,689	12,348	500,283	(512,631)	1,084,689
Deferred stock cost	(9,174)	-	-	-	(9,174)
Retained earnings	(307,811)	(197,748)	153,294	44,454	(307,811)
Accumulated other comprehensive loss	77,596	-	60,355	(60,355)	77,596
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	848,440	(185,400)	713,932	(528,532)	848,440
Total liabilities & stockholders' equity	$1,422,477	$2,112,599	$2,002,044	$(3,787,394)	$1,749,726

ALPHARMA INC.
Consolidating Balance Sheet
As of December 31, 2004
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,614	$774	$102,824	$ --	$105,212
Accounts receivable, net	32,851	97,588	96,152	--	226,591
Inventories	51,997	133,994	134,732	(10,719)	310,004
Prepaid expenses and other	33,239	(13,414)	7,677	2,763	30,265
Intercompany receivables	1,972,659	700,973	1,193,641	(3,867,273)	--
Total current assets	2,092,360	919,915	1,535,026	(3,875,229)	672,072

Property, plant & equipment	194,610	238,298	397,999	(400)	830,507
Less: Accumulated Depreciation	82,257	101,263	190,091	(400)	373,211
Property, Net	112,353	137,035	207,908	--	457,296
Goodwill	4,475	141,262	335,104	(2,220)	478,621
Intangible assets, net	40,960	159,487	110,271	--	310,718
Investment in subsidiaries	112,319	534,611	--	(646,930)	--
Other assets and deferred charges	30,528	531	54,076	--	85,135
Total assets	$2,392,995	$1,892,841	$2,242,385	$(4,524,379)	$2,003,842

Current liabilities:
Short term debt	$ --	$16,000	$ 96	$ --	$16,096
Long term debt, current portion	373,670	301,969	--	--	675,639
Accounts payable and accrued expenses	60,387	138,831	103,373	2,430	305,021
Accrued and deferred income taxes	6,248	11,918	25,484	--	43,650
Intercompany payables	1,092,428	1,603,303	1,171,542	(3,867,273)	--
Total current liabilities	1,532,733	2,072,021	1,300,495	(3,864,843)	1,040,406

Long term debt:
Senior	--	--	--	--	--
Convertible subordinated notes	10,000	--	--	--	10,000
Deferred income taxes	(39,790)	40,705	33,770	--	34,685
Other non-current liabilities	6,410	484	28,215	--	35,109

Stockholders' equity:
Class A Common Stock	8,256	--	--	--	8,256
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,073,921	12,347	490,547	(502,894)	1,073,921
Deferred stock cost	(7,443)	--	--	--	(7,443)
Retained earnings	(347,425)	(232,716)	246,104	(13,388)	(347,425)
Accumulated other comprehensive loss	161,602	--	143,254	(143,254)	161,602
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	883,642	(220,369)	879,905	(659,536)	883,642
Total liabilities & stockholders' equity	$2,392,995	$1,892,841	$2,242,385	$(4,524,379)	$2,003,842

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2005
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$263,512	$477,409	$445,868	$(91,634)	$1,095,155
Cost of sales	172,054	290,642	243,190	(91,634)	614,252
Gross profit	91,458	186,767	202,678	--	480,903
Operating expenses	88,169	140,274	134,815	--	363,258
Operating income (loss)	3,289	46,493	67,863	--	117,645
Interest expense - 3rd parties	(26,644)	(10,418)	(405)	--	(37,467)
Loss on extinguishment of debt	(2,373)	--	--	--	(2,373)
Other income (expense), net	(4,217)	5,148	1,780	--	2,711
Equity in earnings of subsidiaries	76,816	52,131	--	(128,947)	-
Income (loss) before taxes	46,871	93,354	69,238	(128,947)	80,516
Provision for income taxes	182	16,538	17,107	--	33,827
Net income (loss)	$46,689	$76,816	$52,131	$(128,947)	$46,689

ALPHARMA INC.
Consolidating Statement of Income
For the Nine Months Ended September 30, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$ 248,105	$327,806	$456,793	$(107,521)	$925,183
Cost of sales	172,875	242,590	255,036	(107,521)	562,980
Gross profit	75,230	85,216	201,757	--	362,203
Operating expenses	74,132	131,090	148,919	--	354,141
Operating income (loss)	1,098	(45,874)	52,838	--	8,062
Interest expense - 3rd parties	(27,897)	(14,655)	(1,524)	--	(44,076)
Loss on extinguishment of debt	(2,795)	--	--	--	(2,795)
Other income (expense), net	606	26,922	1,415	--	28,943
Equity in earnings of subsidiaries	21,927	40,239	--	(62,166)	--
Income (loss) before taxes	(7,061)	6,632	52,729	(62,166)	(9,866)
Provision (benefit) for income taxes	154	(15,295)	12,490	--	(2,651)
Net income (loss)	$(7,215)	$21,927	$40,239	$(62,166)	$(7,215)

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$20,902	$221,726	$(37,909)	$--	$204,718
Investing Activities
Capital expenditures	(3,056)	(5,570)	(18,880)	--	(27,506)
Purchase of businesses & intangibles, net of cash required	(3,069)	--	(738)	--	(3,807)
Proceeds from sale of Wynco	--	--	--	--	--
Net cash used in investing activities	(6,125)	(5,570)	(19,618)	--	(31,313)
Financing Activities:
Decrease in short-term debt	--	(16,000)	(82)	--	(16,082)
Reduction of senior long-term debt	(9,867)	(182,847)	--	--	(192,714)
Proceeds from senior long-term debt
Proceeds from employee stock option and stock purchase plan and other	5,807	--	--	--	5,807
Increase (decrease) in book overdraft	4,551	(7,523)	--	--	(2,972)
Change in intercompany dividends & investment in subsidiaries	6,325	(6,325)	--	--	--
Dividends paid	(7,075)	--	--	--	(7,075)
Net cash used in financing activities	(259)	(212,695)	(82)	--	(213,036)
Net cash flows from exchange rate changes	--	--	(6,553)	--	(6,553)
Increase (decrease) in cash	14,518	3,461	(64,163)	--	(46,184)
Cash and cash equivalents at beginning of year	1,614	774	102,824	--	105,212
Cash and cash equivalents at end of period	$16,132	$4,235	$38,661	$--	$59,028

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(In thousands of dollars)
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated

Net cash provided by operating activities	$ 30,166	$ 46,763	$ 58,308	$ --	$ 135,237
Investing Activities
Capital expenditures	(2,453)	(7,467)	(19,558)	--	(29,478)
Purchase of businesses & intangibles, net of cash required	(148)	(12,857)	(902)	--	(13,907)
Proceeds from sale of Wynco	--	17,000	--	--	17,000
Proceeds from sale of AAHD	--	--	3,867	--	3,867
Net cash used in investing activities	(2,601)	(3,324)	(16,593)	--	(22,518)
Financing Activities:
Increase in short-term debt	--	5,500	535	--	6,035
Reduction of senior long-term debt	--	(100,931)	(32,520)	--	(133,451)
Proceeds from senior long-term debt	--	50,000	--	--	50,000
Proceeds from employee stock option and stock purchase plan and other	2,139	111	--	--	2,250
Increase in book overdraft	42	4,497	--	--	4,539
Reduction of convertible debt	(24,455)	--	--	--	(24,455)
Payment of debt issuance costs	(2,064)	--	--	--	(2,064)
Change in intercompany dividends & investment in subsidiaries	6,348	(6,348)	--	--	--
Dividends paid	(7,079)	--	--	--	(7,079)
Net cash used in financing activities	(25,069)	(56,165)	(31,985)	--	(104,225)
Net cash flows from exchange rate changes	--	45	(212)	--	(167)
Increase (decrease) in cash	2,496	(3,687)	9,518	--	8,327
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	$ (876)	$1,418	$66,408	$ --	$66,950

18.     Recent Accounting Pronouncements

 In December 2004, the FASB revised its SFAS No.123 "Accounting for Stock-Based Compensation" by issuing SFAS No.123R "Accounting for Share-Based Payments". This revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. The provisions of the revised statement are effective for financial statements issued for the first fiscal year beginning after June 15, 2005. Under SFAS No.123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No.123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No.123R and expects that the adoption of SFAS No.123R will have a material impact on the Company's consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No.123.

     In November 2004, the FASB issued SFAS No.151, "Inventory Costs", which amends the guidance in ARB No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application permitted. The Company is currently evaluating the effects of Statement 151 may have on its financial statements.

Item 2.     Management's Discussion and Analysis of Financial Conditions and Results of Operations
(In millions, except per share data)

2005 Planned Divestiture

     On October 17, 2005, the Company announced that it had reached a definitive agreement to sell its U.S. and International Generics businesses to Actavis Group for $810 million in cash. The closing of the transaction will result in the Company incurring certain transaction related taxes, fees and other expenses. The sale has been approved by the Board of Directors of the Company and Actavis Group and is expected to close in the fourth quarter of 2005, pending regulatory and other customary approvals. The divestiture of the U.S. and International Generics businesses includes the assumption by the Buyer of the assets and liabilities related to the Generics businesses subject to the retention by the Company of certain specified assets and liabilities, all as set forth in the Stock and Asset Purchase Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 17, 2005. In addition, the Company will be obligated to remit to Actavis Group any payments received from Teva based on Teva's net sales of gabapentin during the exclusivity period, which has ended in the second quarter of 2005 (See Note 16).

     The Company is retaining ownership of its U.S. pharmaceutical distribution business, ParMed Pharmaceuticals Inc.("ParMed"), whose operating results are included as part of U.S. Generics.

     Estimated combined results of operations for the Company's U.S. Generics (excluding ParMed) and International Generics businesses for the three and nine months ended September 30, 2005 and 2004, are summarized as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$201.0	$155.0	$655.8	$514.3
Gross profit	$76.7	$38.2	$226.0	$152.5
Operating income (loss)	$17.9	$(15.2)	$54.9	$(14.9)

     The operations of the U.S. and International Generics businesses were not classified as discontinued operations as of September 30, 2005, as all of the criteria of SFAS No. 144 were not met.

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

     In July 2004, the Company announced that it completed the sale of the Aquatic Animal Health operations ("Aquatic") of its Animal Health business to an employee group. The Aquatic operations, which are headquartered in Oslo, Norway, manufacture and market vaccines primarily for use in immunizing farmed fish worldwide. The sales price was approximately $4.4 million and was based on the working capital of the Aquatic business. The Company recorded a pre-tax non-cash loss of $9.5 million (diluted loss per share of $0.13) in the second quarter of 2004 to record the impairment of the Aquatic carrying value. In the third quarter, the loss was increased by $0.5 million (diluted loss per share of $0.14 in total) to reflect a pension curtailment loss related to the Aquatic employees. Aquatic operations included in the Animal Health segment for the three and nine months ended September 30, 2004, are summarized as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004

Revenues	$ 1.2	$7.0
Operating loss including impairment	$(0.2)	$(11.8)

     The operations of Aquatic and Wynco were not classified as discontinued operations, as the Company has significant continuing involvement with both divested companies.

Results of Operations - Three months ended September 30, 2005

     Total revenue increased 17% for the quarter ended September 30, 2005 compared to 2004 which included sales of Aquatics in the third quarter of 2004. Excluding the Aquatic results, revenues increased 18%. Operating income was $36.6 million in 2005 compared to $0.3 million in 2004. The increase in 2005 operating income was attributable to improvements in all but one of the Company's reportable segments and operating losses in USG in 2004. Diluted earnings per share was $0.34 in 2005 compared to a loss of $0.09 in 2004.

The following summarizes revenues and operating income by segment:

Three Months Ended September 30,	Revenues		Change	Operating income (loss)	Change
	2005	2004	%	2005	2004	%
Active Pharmaceutical Ingredients ("API")	$32.3	$35.8	(10%)	$11.6	$17.1	(32%)
Branded Pharmaceuticals ("BP")	26.9	16.6	62%	8.3	2.7	207%
International Generics ("IG")	86.3	90.5	(5%)	6.6	5.6	18%
US Generics ("USG") (1)	126.6	80.2	58%	13.9	(19.8)	N/M
Animal Health (AH) - base	79.6	73.4	8%	16.0	8.5	88%
Wynco and Aquatics	--	1.2		--	(0.2)
Total AH	79.6	74.6	7%	16.0	8.3	93%
Unallocated and Eliminations	(2.6)	(0.2)		(19.8)	(13.6)	(46%)
Total	$349.1	$297.5	17%	$36.6	$ 0.3	N/M

(1)     In 2004, profit sharing income of $0.2 million is included in USG segment revenues and operating income and is classified as other income in the Consolidated Statement of Operations.

N/M - Not meaningful

Revenues

     Revenues in API decreased 10% mainly as a result of targeted price reductions on a selected product in early 2005.

     BP revenues increased 62% due primarily to improved volume related to product prescription growth. Sales force expansions and a new marketing campaign contributed to the increase in prescription growth and demand. Price increases also contributed to the BP revenue increase.

     IG revenues declined 5% primarily due to lower sales volumes in the UK and Holland markets, partially offset by price improvements. Translation of revenues into the U.S. dollar accounted for 1% of the decrease in IG revenues.

     Revenues of USG increased nearly 60% due primarily to sales of gabapentin as well as volume increases in certain other solid dose and semi-solid and liquid products, partially offset by price declines. In the fourth quarter 2004, USG launched gabapentin capsules and tablets pursuant to the Company's exclusivity granted under the Hatch-Waxman Act. The Company's exclusivity on gabapentin capsules ended in April 2005 and in June 2005 for tablets. Since exclusivity has expired, a number of new competitors launched gabapentin products and prices declined.

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

     Inventories of generic products at certain major USG wholesale customers generally range from 1 to 3 months supply, although some products may exceed the range. Wholesale inventory levels have been reduced, beginning in the second half of 2004, as the Company limited incentives offered to wholesalers with the result that sales to wholesalers, except for the gabapentin product, were reduced. The information regarding inventory levels within the channel is derived from inventory management reports obtained at a cost from major wholesalers. This information is critical to estimates of deductions from gross revenues to reported net revenues.

     Animal Health revenues, excluding Aquatic revenues, increased 8% due primarily to increased sales in U.S. livestock markets (7%) and in the European markets (2%). The majority of Animal Health plants are operating at or near capacity. As a result of increased demand and tight supply of certain products, AH has reduced supply of such products to customers.

Gross Profit

      On a Company-wide basis gross profit increased $48.4 million in the third quarter of 2005 compared to the same period last year. As a percentage of sales, overall gross profit was 47.1% in 2005, versus 39.0% in 2004.

      The increase in gross margin dollars results primarily from gabapentin sales and improved sales volumes in USG, BP, and AH, combined with cost reductions achieved through supply chain and other process improvement initiatives throughout the Company, offset partially by price declines in API.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $16.0 million or 17% in 2005 compared to 2004, due primarily to marketing campaigns and sales force expansions within BP ($4.1 million), costs incurred in connection with the U.S. and International Generic businesses divestiture ($5.3 million) and incremental spending within IG related to the expansion of its OTC business ($3.4 million).

      Research and development expenses decreased $3.5 million in 2005 due largely to the timing of spending in USG and IG.

Operating Income

      The increase in operating income can be analyzed, as follows:

	API	BP	IG	USG	AH	Unal- located	Total
2004 as reported	$17.1	$2.7	$5.6	$(19.8)	$8.3	$(13.6)	$0.3
Brand sales force and marketing program expansions	--	(4.1)	--	--	--	--	(4.1)
Aquatic asset impairments and other - 2004	--	--	--	--	0.5	--	0.5
Research and development	(0.5)	(0.6)	1.7	1.8	1.2	(0.1)	3.5
Costs associated with Generics divestiture	--	--	--	--	--	(5.3)	(5.3)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(5.0)	9.6	(0.7)	31.9	6.0	(0.8)	41.7
2005 as reported	$11.6	$8.3	$6.6	$13.9	$16.0	$(19.8)	$36.6

     The increase in operating income is primarily attributed to gabapentin sales and improved sales volumes in USG, BP, and AH, combined with cost reductions achieved through supply chain and other process improvement initiatives throughout the Company, offset partially by price decreases in API.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $3.7 million to $11.2 million in 2005 due to reduced debt levels, and lower amortization of debt issuance costs, partially offset by higher interest rates.

Loss on Extinguishment of Debt

     2005 results include $0.5 million of expense associated with the write-off of deferred loan costs resulting from the prepayment of $32.7 million of bank term debt in the third quarter of 2005.

Other Income, Net

      Other income, net is detailed as follows:
	Three Months Ended
	September 30, 2005	September 30, 2004
Other income (expense), net:
Interest income	$0.6	$ 0.5
Foreign exchange gains (losses), net	(0.4)	1.1
Litigation settlement	--	5.3
Metformin ER profit sharing agreement	--	0.2
Other, net	0.3	1.1
	$0.5	$8.2

Tax Provision

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. deferred tax assets was determined to be appropriate at December 31, 2004 due to changes in certain available tax planning strategies and continued U.S. losses. As a result, the Company no longer considered it more likely than not that these net U.S. deferred tax assets would be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At September 30, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on U.S. earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in SFAS No.18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.8% and will not provide Federal income taxes for its U.S. operations.

     Income tax expense for the three months ended September 30, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$7.3	$18.1	$25.4
Estimated tax
International		5.5	5.5
U.S Federal	--		--
U.S. State	2.0	_____	2.0
	2.0	5.5	7.5
Effective rate	28.0%	30.4%	29.7%

Results of Operations - Nine months ended September 30, 2005

     Total revenue increased 18% for the nine months ended September 30, 2005 compared to 2004. The impact of foreign exchange served to increase revenues by approximately 1%. Revenues for the nine months ended September 30, 2004, include approximately $26.2 million related to the divested Wynco and Aquatics operations. Excluding foreign exchange and the inclusion of Wynco and Aquatic results, revenues increased approximately 21%. Operating income was $117.6 million for the first nine months of 2005 compared to $8.1 million for the comparable period of 2004. Diluted earnings (loss) per share was $0.88 in 2005 compared to ($0.14) in 2004.

The following summarizes revenues and operating income by segment:

Nine Months Ended September 30,	Revenues		Change	Operating income (loss)		Change
	2005	2004	%	2005	2004	%
Active Pharmaceutical Ingredients ("API")	$103.7	$109.9	(6%)	$41.4	$58.0	(29%)
Branded Pharmaceuticals ("BP")	68.8	46.1	49%	11.4	4.6	148%
International Generics ("IG")	282.9	278.3	2%	25.9	17.2	51%
US Generics ("USG") (1)	415.0	283.1	47%	36.2	(27.6)	N/M
Animal Health (AH) - base	233.9	204.4	14%	45.2	20.2	124%
Wynco and Aquatics	--	26.2		--	(11.9)
Total AH	233.9	230.6	1%	45.2	8.3	445%
Metformin profit sharing income (1)	--	(17.1)	100%	--	(17.1)	100%
Unallocated and Eliminations	(9.1)	(5.7)	60%	(42.5)	(35.3)	(20%)
Total	$1,095.2	$925.2	18%	$117.6	$ 8.1	N/M

(1)     In 2004, profit sharing income of $17.1 million is included in USG segment revenues and operating income and is classified as Other Income in the Consolidated Statement of Operations.

N/M - Not meaningful

Revenues

     Revenues in API declined 6% mainly as a result of a price decrease on a major product in the U.S., partially offset by increased volumes. Translation of revenues into the U.S. dollar served to increase API revenues by 1%.

     BP revenues increased 49% due primarily to increased volumes related to product prescription growth and price increases. Sales force expansions and a new marketing campaign contributed to the increase in prescription growth and demand. Price increases also contributed to the BP revenue increase.

     IG revenues were slightly higher due to the impact of translating revenues into the U.S. dollar ($7.1 million). Excluding currency impacts, revenues decreased 1%, primarily due to lower sales volumes of existing products, offset partially by increased revenues resulting from new product launches.

     Revenues of USG increased 47% due primarily to sales of gabapentin, which was launched in the fourth quarter of 2004. Volume and price declines and the absence of Metformin ER profit sharing revenues in 2005 partially offset some of this improvement. The Company's exclusivity on gabapentin capsules ended in April 2005 and in June 2005 for tablets. Since exclusivity has expired, a number of new competitors launched gabapentin products and prices declined. USG revenues in the first nine months of 2004 include approximately $17.1 million earned as a result of a profit sharing agreement on the launch of Metformin ER in the fourth quarter of 2003. Such income is recorded as revenues for USG segment reporting purposes but is reclassified as other income in the Consolidated Statement of Operations.

     Animal Health revenues, excluding Wynco and Aquatic revenues, increased 14% due primarily to increased sales in U.S. livestock and poultry markets (9%) and in the European markets (3%). in addition to the impact of foreign exchange of 1%. The majority of Animal Health plants are operating at or near capacity. As a result of increased demand and tight supply of certain products, AH has reduced supply of such products to customers.

Gross Profit

      On a Company-wide basis gross profit increased $118.7 million in 2005 compared to 2004. As a percentage of sales, overall gross profit was 43.9% in 2005, versus 39.1% in 2004.

      The increase in gross margin dollars results primarily from gabapentin sales and improved sales volumes in USG, BP and AH, combined with cost reductions achieved through supply chain and other process improvement initiatives throughout the Company offset partially by the USG profit sharing income in 2004 and pricing decreases in API.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $19.2 million (7%) in 2005 as compared to 2004. Included in 2004, are Wynco and Aquatic expenses of $3.3 million and $2.1 million, respectively. Excluding these costs, selling, general and administrative expenses increased $24.6 million due primarily to marketing campaigns and sales force expansions within BP ($13.8 million) costs incurred in connection with the U.S. and IG businesses divestiture ($6.2 million) and the impact of foreign exchange ($2.4 million).

      Research and development expenses decreased $0.9 million in 2005 due primarily to the timing of spending in USG and AH, offset by a $5.0 million product development fee incurred by USG under an agreement with an Indian pharmaceutical company.

      Based upon the year-end SFAS No.142 Step II valuation work performed, the Company recorded an estimated goodwill impairment loss of $260.0 million as of December 31, 2004 related to its USG segment. This amount represented the Company's best estimate of the impairment loss as of December 31, 2004. The Company and its independent valuation firm completed the FAS 142 Step II valuation in May 2005. As a result, the Company recorded an adjustment of $0.8 million in the first nine months of 2005, increasing the total impairment charge to $260.8 million.

Operating Income

      The increase in operating income can be analyzed as follows:

	API	BP	IG	USG	AH	Unal- located	Total
2004 as reported	$58.0	$4.6	$17.2	$(27.6)	$8.3	$(52.4)	$8.1
2004 severance	0.1	1.3	1.8	0.5	0.1	2.0	5.8
2004 Metformin ER profit sharing agreement	--	--	--	(17.1)	--	17.1	--
Brand sales force and marketing program expansions	--	(13.8)	--	--	--	--	(13.8)
Cost associated with Generics divestiture	--	--	--	--	--	(6.2)	(6.2)
2005 Severance	(0.7)	--	(1.0)	--	--	--	(1.7)
Goodwill impairment adjustment	--	--	--	(0.8)	--	--	(0.8)
Aquatic asset impairments and other - 2004	--	--	--	--	10.0	--	10.0
Research and development	(2.0)	(1.7)	1.7	(0.1)	3.6	(0.6)	0.9
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(14.0)	21.0	6.2	81.3	23.2	(2.4)	115.3
2005 as reported	$41.4	$11.4	$25.9	$36.2	$45.2	$(42.5)	$117.6

     The increase in operating income is primarily attributed to gabapentin sales and improved operating performance by the BP, USG and AH segments, combined with cost reductions achieved through supply chain and other process improvement initiatives throughout the Company, offset partially by price decreases in API.

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $6.6 million to $37.5 million in 2005 due to decreased debt levels, and lower amortization of debt issuance costs, offset by higher interest rates.

Loss on Extinguishment of Debt

     The nine months ended September 30, 2005 results include $2.4 million of expense associated with the write-off of deferred loan costs compared with $2.8 million of expense in first nine months 2004 results. In 2005, the Company prepaid $147.7 million of bank term debt. In 2004, the Company prepaid $75 million of bank term debt and $32 million of mortgage notes payable and repaid $24.5 million of the 5.75% Convertible Notes.

Other Income, Net

      Other income, net is detailed as follows:
	Nine Months Ended
	September 30, 2005	September 30, 2004
Other income, net:
Interest income	$ 2.2	$ 1.4
Foreign exchange gains (losses), net	(1.1)	0.7
Loss on sale of Wynco	--	(1.5)
Litigation settlement	1.0	5.3
Metformin ER Profit Sharing Agreement	--	17.1
Sale of product license and ANDA	--	6.0
Other, net	0.6	(0.1)
	$ 2.7	$28.9

Tax Provision

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company has recorded certain U.S. deferred tax assets for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. The full valuation allowance on the U.S. deferred tax assets was determined to be appropriate at December 31, 2004 due to changes in certain available tax planning strategies and continued U.S. losses. As a result, the Company no longer considered it more likely than not that these net U.S. deferred tax assets would be realized in the future and therefore, a full valuation allowance was required at December 31, 2004. At September 30, 2005, the Company continues to believe a full valuation allowance is required. Should it be determined in the future that it is more likely than not that these assets will be realized, the valuation allowance would be removed against some or all of the deferred tax assets.

     The requirement for a full valuation allowance on U.S. earnings has an effect on the effective tax rate applied to pre-tax income in interim periods. As required in SFAS No.18 "Accounting for Income Taxes in Interim Periods", the Company has estimated the full year effective tax rate for international operations at 29.6% and will not provide Federal income taxes for its U.S. operations.

     Income tax expense for the nine months ended September 30, 2005, is comprised of the following elements:
	U.S.	International	Total

Pre-tax income	$11.2	$69.3	$80.5
Estimated tax
International		20.7	20.7
U.S Federal	--		--
U.S. State	3.8	______	3.8
	3.8	20.7	24.5
Effective rate	34.1%	29.8%	30.4%
Tax on $147,000 dividend repatriation	7.7	1.6	9.3
Tax expense			$33.8
% of Pre-tax income			42.0%

Financial Condition

      At December 31, 2004, the Company classified $503.3 million of its outstanding debt as current liabilities due to violations of certain debt covenants, under the $900 million Credit Facility related to the 2001 acquisition of the Faulding Oral Pharmaceuticals Business ("OPB"), at December 31, 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company cured all such violations and accordingly, the associated debt obligations are no longer callable and are classified as long-term at September 30, 2005. The December 31, 2004 proforma balances are presented in the Notes to consolidated financial statements (see Note 5) to classify the associated debt as long-term, as if the covenant violations had been cured as of December 31, 2004. Accordingly, December 31, 2004 proforma amounts are used below for comparative purposes.

      At September 30, 2005, stockholders' equity was $848.4 million compared to $883.6 million at December 31, 2004. The ratio of long-term debt to equity was 0.39:1 at September 30, 2005 and 0.58:1 at December 31, 2004. The decrease in Stockholders' Equity in 2005 results primarily from the translation of foreign currencies into the U.S. dollar which reduced equity by $84.0 million more than offset the increase of $46.7 million associated with net income for the nine months ended September 30, 2005.

      Working capital at September 30, 2005, was $28.4 million compared to proforma of $135.0 million at December 31, 2004. The decrease in working capital is primarily related to reductions in inventories ($69.9 million) in the USG, AH and IG segments and reductions in accounts receivable ($9.8 million) in the USG and IG segments. The current ratio was 1.06:1 at September 30, 2005 compared to 1.25:1 at December 31, 2004.

      Cash flow from operations for the first nine months of 2005 was $204.7 million compared to $135.2 million for the first nine months of 2004. Improved results of operations and working capital management drove the improvement.

On October 26, 2005, the Company entered into a $210 million asset-based and term loan agreement with Bank of America N.A. Proceeds from this new loan facility were used to pay off all outstanding amounts due under the Company's 2001 U.S. Bank Credit Facility, which, at September 30, 2005, were $119 .1 million. The Company has retired its 2001 Credit Facility and, as a result, the requirement in that facility to reduce the balance of its 3% Convertible Senior Subordinated Notes due 2006 to $10 million by December 1, 2005 is no longer applicable (see Note 2). The new loan agreement requires the Company have sufficient funds set aside, as of April 1, 2006, to repay the 06 Notes at scheduled maturity on June 1, 2006.

Recent Accounting Pronouncements

      Recent accounting pronouncements are detailed in Footnote 18.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is included in Item 7a of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to the Company's President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure procedures involve participation by various individuals in the Company who have access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of September 30, 2005. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005, because of the material weaknesses described below.

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

The Company has remediated the deficiency related to the review and monitoring of compliance with debt covenants, by instituting, for all its senior and subordinated debt agreements, a detailed process for monitoring and reviewing compliance.

     The Company has implemented, or is in the process of implementing, the following remediation steps to address the other two material weaknesses:

     To address the deficiency related to customer discount reserves and certain accrued liability accounts, increased focus has been placed on timely review, documentation, and evaluation of related account balances. The Company has recruited an additional accounting manager who is primarily dedicated to overseeing the controls related to the accounting for discounts to customers and customer related accrued liabilities. The Company has also implemented new accounts receivable software in the first quarter of 2005, which has automated the processing of customer remittances to allow for more timely resolution of differences. The new software has automated the matching of customer deductions with outstanding credits and improves the timeliness, completeness, and accuracy of processing customer deductions

     To address the deficiency related to income taxes described above, the Company has reviewed its control policies for income tax accounting and has reemphasized the need for appropriate documentation to support management's financial statement assertions regarding income taxes, including the development of a tax reporting package and balance sheet analyses. In 2004, the Company retained an independent public accounting firm to assist the Company in reviewing its international income tax accounts and tax provisions. In 2005, the Company expanded the scope of their services to include a quarterly review of its income tax accounts for major tax jurisdictions.

     The Company believes that, once fully implemented, these remediation steps will correct the remaining material weaknesses described above. In addition, management has developed remediation plans to address certain other control deficiencies which were not material weaknesses.

     The Company continues to implement an enterprise resource planning ("ERP") system and, during the third quarter of 2005, implemented the system within certain IG and API European locations. During 2005, the Company has also experienced turnover in certain key financial management positions in the corporate tax, and in USG, AH, and IG financial management. The Company has recruited replacements for the majority of these positions and has been utilizing contract financial resources to supplement financial staffing during the transition period.

     Other than as described above, there have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits

(a)      Exhibits
10.1	Amendment No. 4 to Amended and Restated Supply Agreements between Purepac Pharmaceutical Co. and Plantex USA, Inc. dated as of October 17, 2005, is filed as an Exhibit to this Report.*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.
32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: November 8, 2005	/s/ Matthew Farrell Matthew Farrell Executive Vice President, Finance and Chief Financial Officer
Date: November 8, 2005	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President, Finance