Form 10-K
period 2005-12-31
ALPHARMA INC
filed 2006-03-16
CIK 730469

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005	Commission File No. 1-8593
ALPHARMA INC. (Exact name of registrant as specified in its charter)
Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)
One Executive Drive, Fort Lee, New Jersey 07024 (Address of principal executive offices) zip code
(201) 947-7774 (Registrant's Telephone Number Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. YES X NO ___

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. YES [ ] NO [X] Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of or "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer [X]	Accelerated Filer [__]	Non-accelerated Filer [__]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934) YES [__] NO [X]

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of June 30, 2005 was $771,032,000 and as of March 1, 2006 was $1,676,978,000.
The number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 2006 was:

Class A Common Stock, $.20 par value - 42,433,400 shares; Class B Common Stock, $.20 par value -11,872,897 shares.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 23, 2006 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

Trademarks

     The following are trademarks and service marks belonging to, licensed to, or otherwise used by us throughout this Form 10-K: Albac®, Aureomycin®, Avatec®, Bio-Cox®, BMD®, Betolvex® Bovatec®, ChlorMax®, Cygro®, Deccox®, Histostat®, KADIAN®, Reporcin®, Robenz®, Rofenaid®, Zoamix® and 3-Nitro®.

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

PART I

Item 1. Business

GENERAL

     Alpharma is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company markets one branded pharmaceutical prescription product that is contract manufactured by a third party, a pain medication sold under the trademark KADIAN, in the U.S. Alpharma manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. The Company manufactures and markets animal health products in over 80 formulations and dosage forms. In addition, the Company has a distribution business which utilizes telemarketing to sell generic pharmaceutical products manufactured by third parties (See "Discontinued Operations" below). The Company presently conducts business in more than 60 countries and has approximately 1,400 employees in over 19 countries. For the year ended December 31, 2005, the Company generated revenue of approximately $1,423.8 million including $801.3 million related to its generic pharmaceutical business, which it sold on December 19, 2005 and $68.9 million related to its generic pharmaceutical telemarketing distribution business which is under contract for sale (See "Discontinued Operations" below).

Formation

     The Company is incorporated in Delaware. The Company was originally organized as A.L. Laboratories, Inc., a wholly owned subsidiary of Apothekernes Laboratorium A.S., a Norwegian healthcare company (the predecessor company to A.L. Industrier ASA; Alpharma's controlling stockholder). In 1994, the Company acquired the complementary human pharmaceutical and animal health business of its parent company and subsequently changed its name to Alpharma Inc. to operate worldwide as one corporate entity.

Controlling Stockholder

     A.L. Industrier ASA ("Industrier") beneficially owns all of the outstanding shares of the Company's Class B common stock, or approximately 22% of the Company's total common stock outstanding at December 31, 2005. The Class B common stock currently bears the right to elect more than a majority of the Company's Board of Directors and to cast a majority of the votes in any vote of the Company's stockholders. Mr. Einar W. Sissener, Chairman of the Board of the Company and a controlling stockholder of Industrier, and members of his immediate family, also beneficially own 373,667 shares of the Company's Class A Common Stock. As a result of the ownership of the Class B shares, Industrier, and ultimately Mr. Sissener, can control the Company.

Discontinued Operations

     On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business (the "Generics Business"), excluding ParMed Pharmaceuticals Inc. ("ParMed"), its generic pharmaceutical telemarketing distribution unit to Actavis Group hf ("Actavis") for cash in the amount of $810 million (computed on a cash and debt free basis). The form of this transaction included the sale of all of the Company's subsidiaries which were, as of the closing of the transaction, engaged solely in the human generic business and a transfer of the assets and liabilities related to the Generics Business from those subsidiaries of the Company that, as of the closing of the transaction, engaged in both the Generics Business and other businesses of the Company.

     As a result of the transaction substantially all of the material liabilities (including without limitation, claims, lawsuits and other contingent liabilities) of the Generics Business were transferred to Actavis or entities owned by Actavis. The Company made certain representations and warranties to Actavis regarding the Generics Business as a part of the transaction, and subject to certain limitations, agreed to indemnify Actavis to the extent that such representations and warranties were incorrect. In addition, the Company retained liability for certain specified liabilities which the Company believes are not, in the aggregate, material to the Company and may be held responsible for certain liabilities of the Generic Business transferred to Actavis in the event that Actavis fails to or is unable to satisfy such liabilities. As a result, except as specifically stated, all references to the Generics Business including claims, lawsuits and other contingent liabilities related thereto are excluded from this Report and the financial statements contained in this Report. The financial statements contained in this Report treat the Generics Business as a discontinued operation.

     More than half of the proceeds of the transaction that were received as consideration for the non-US assets of the Generics Business were repatriated to the United States under the American Jobs Creation Act of 2004. Beginning in the first quarter of 2005, and through to January 23, 2006, the Company repaid substantially all of its outstanding debt.

     In addition, the sale of ParMed is currently under contract. ParMed is being reported in the financial statements contained in this Report, as a discontinued operation.

     As such, throughout this Report, Discontinued Operations refers to the Generic Business and ParMed. For further information on the Discontinued Operations see Note 3 to the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Management and Financial Reporting Structure

     The Company operates in the human and animal pharmaceuticals industries. After giving effect to the Discontinued Operations, for financial reporting purposes it has three businesses within these industries: Branded Pharmaceutical Products ("BP"), Active Pharmaceutical Ingredients ("API"), and Animal Health ("AH"). The Discontinued Operations were the US Generic Pharmaceutical and International Generic Pharmaceutical business and ParMed. In addition, prior to the sale of the US and International Generics operations, ParMed was reported as a part of the US Generic Pharmaceutical business.

     The following table shows the revenues and operating income or loss of each of the Company's business segments and Discontinued Operations for the past three years:
	Revenues			Operating Income (loss)
	2005	2004	2003	2005	2004	2003

Branded Pharmaceuticals	$101.6	$62.4	$65.3	$23.6	$6.5	$22.0
Active Pharmaceutical Ingredients	138.4	143.2	124.5	52.4	72.8	65.7
Animal Health (a)	325.1	314.6	295.7	66.3	24.8	20.1

Unallocated and eliminations	(11.5)	(6.9)	(6.0)	(47.4)	(41.0)	(39.0)
Discontinued Operations	870.2	826.2	817.8	44.6	(286.2)	30.7
Total	$1,423.8	$1,339.5	$1,297.3	$139.5	$(223.1)	$99.5

(a) Animal Health 2004 results include a $10.0 million charge to write down the carrying value of Aquatics assets to fair value.

     For additional financial information concerning the Company's business segments see Note 21 of the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Internet Website

     The Company maintains an Internet website at www.alpharma.com. The Company makes available free of charge on its website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

NARRATIVE DESCRIPTION OF BUSINESS

BRANDED PHARMACEUTICALS ("BP")

     Branded Pharmaceuticals ("BP") markets one branded pharmaceutical prescription product, a pain medication sold under the trademark KADIAN, in the U.S. that is contract manufactured by a third party. BP is currently focused on the pain management market in the United States. For the year ended December 31, 2005, BP had product sales of approximately $101.6 million and operating income of approximately $23.6 million.

     Product Lines. KADIAN is an extended release morphine product which F.H. Faulding & Co. Limited (now a wholly-owned subsidiary of Mayne Nickless Limited) licenses to BP pursuant to a perpetual, royalty-free license. The Company's BP business is actively working on the development of a next-generation pain product which, if successful, would include an abuse deterrent technology. A major focus of the Company is to expand and enhance its BP product portfolio by actively seeking to purchase marketing rights to other pain-related products (either in the development or commercial stages) and identify and enter into co-development and co-promotion opportunities with other pharmaceutical companies. See Risk Factors - "The Company depends on development, manufacture and marketing of new products for its future success" and "The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

     During 2005, the Company terminated an arrangement for a third party's promotion of KADIAN to oncology healthcare professionals in the United States and a second arrangement for the Company's sales force to promote a product manufactured and marketed by a third party. Neither arrangement provided revenues or operating income material to BP.

     Facilities. BP's one product is manufactured under a toll manufacturing agreement with Purepac Pharmaceutical Co. ("Purepac"); the former subsidiary of the Company purchased by Actavis as a part of the Company's sale of the Generic Business. Purepac is the sole source of supply for KADIAN. BP's headquarters are located in Piscataway, New Jersey.

     Competition. BP operates in a highly competitive, price sensitive market. The Company's BP products compete with pain management products manufactured by generic pharmaceutical manufacturers and worldwide research-based brand drug companies. As the Company expands its BP portfolio product line, it expects to encounter continued competition.

     BP's principal competitors, all of which are believed to have higher shares of the pain management market, are: Ligand Pharmaceuticals, Janssen Pharmaceutica and Purdue Pharma.

     Sales, Distribution and Customers. The Company has a sales organization for BP's branded pharmaceutical products. BP has an authorized sales force of 195 sales representatives (although the actual number of representatives will vary from time to time based upon resignations and other normal personnel actions) which was an expansion from an authorized force of 140 representatives as of January 1, 2005. BP focuses its sales and marketing efforts on the pain specialists who are likely to be the most active writers of prescriptions for KADIAN. BP predominately sells pharmaceutical products to the warehousing and non-warehousing chains, as well as mail order companies. The Company has no long-term agreements with any of these accounts. Any cessation or material reduction of certain customers' purchases would likely have a material effect on the Company's sales and profitability.

ACTIVE PHARMACEUTICAL INGREDIENTS ("API")

     The Company's Active Pharmaceutical Ingredients ("API") business develops, manufactures and markets a range of antibiotic fermentation based active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products. For the year ended December 31, 2005, API had product sales of approximately $138.4 million and operating income of approximately $52.4 million. The Company's API business benefits from over four decades of experience in the use and development of fermentation and purification technology. Additionally, the Company's API business' fermentation expertise in the production of bulk antibiotics has a direct technological application to the manufacture of products for the Company's Animal Health business.

     Product Lines. The Company's API business markets and sells primarily 10 antibiotic APIs. APIs constitute the active substances in certain pharmaceuticals for the treatment of some skin, throat, intestinal and systemic infections. The Company is a leading producer of bacitracin, polymyxin, and vancomycin; all of which are important pharmaceutical grade antibiotics. The Company's API business also manufactures other antibiotic active substances such as tobramycin, colistin and methsulfate and colistin and amphotericin B, a parenteral grade antifungal. The primary applications for the API products are injectable and specialized topical and human surgical finished product applications. API owns European marketing authorizations for vancomycin vial and capsule finished products which are manufactured (using the Company's active substance) and distributed for the Company by third parties. The Company has initiated a program of new product launches in its API business. The program began in 2005 with the launch of Tobramycin and will continue with a planned launch of Fluticasone in non-regulated markets in the second quarter of 2006. The Company will continue to invest in and develop its API pipeline and expects to launch one or two additional products before the end of the year. Potential sources for additional new products are the API's research and development, co-development projects with third parities, partnerships and in-licensing. See Risk Factors - "The Company depends on development, manufacture and marketing of new products for its future success" and "The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

     In February 2003, the Company's API business implemented a significant price increase for two of its products in certain geographical markets and, during 2005, reduced the price with respect to one of such products. The Company anticipates that further price reductions are possible on both of these products.

     Facilities. The Company manufactures its API products in its plants in Oslo, Norway, which also manufactures products for Animal Health, Copenhagen, Denmark and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. To support the production of vancomycin, the Company substantially expanded its production capacity at its Copenhagen facility and in 1998, acquired its facility in Budapest, Hungary. An expansion of manufacturing processes and capacity at the Budapest facility was substantially completed in 2004. The expansion of the Budapest facility cost a total of approximately $9.0 million and doubled the capacity of the facility for vancomycin and established capacity for the production of three additional products in the facility. The Company completed two expansion projects at its Copenhagen facility in 2004 for an aggregate cost of $31.7 million. One of these projects significantly increased the capacity of the Copenhagen facility for vancomycin. The Company is presently considering several options for additional vancomycin manufacturing capacity. The Oslo, Copenhagen and Budapest facilities have been classified as acceptable by the FDA as a manufacturer of certain sterile and non-sterile bulk antibiotics. Such FDA classification, subject to compliance with applicable FDA rules, allows imports of these products into the U.S. market and into most European markets. (See "Information Applicable To All Business Segments - Environmental Compliance" for a discussion of environmental matters related to the Copenhagen, Oslo and Budapest facilities and "Government Regulation - FDA Compliance" for a discussion of the Company's FDA inspection results at the same three facilities.)

     Competition. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a significant advantage in these antibiotic products. Competition has increased on certain of its products, most notably from Asian based companies. The Company's API business' principal competitors are: Abbott Laboratories and Bristol-Myers Squibb Company.

     Geographic Markets. The Company's API business sells its products in the U.S. and other areas of the world. For the year ended December 31, 2005, sales in North America of API products represented approximately 63% of the Company's API business' total revenues.

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

ANIMAL HEALTH ("AH")

     The Company's Animal Health ("AH") business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") and water soluble therapeutic type products for poultry, cattle and swine. For the year ended December 31, 2005, AH had product sales of approximately $325.1 million and operating income of approximately $66.3 million.

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

• 3-Nitro, an MFA used to treat disease and improve feed efficiency in poultry and swine; and

• Histostat, an MFA used to prevent disease in chickens and turkeys.

     In addition to the Company's antibiotic, antibacterial and anticoccidial products, it also sells water soluble vitamins, minerals and electrolytes that are used as nutritional supplements for poultry, swine and cattle. In the future AH plans to focus on new products from its research and development activities, the purchase of products from third parties, co-development and in-licensing. See Risk Factors - "The Company depends on development, manufacture and marketing of new products for its future success" and "The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

     Animal drugs must be reviewed and receive registration from the FDA for marketing in the United States and approval or registration by similar regulatory agencies in other countries. Regulatory approvals for products to be used in food producing animals are complex due to the possible impact on humans.

     Approval also must be granted in the U.S. for the use of an animal drug in combination with other animal drugs in feeds. Such combination approval generally requires the cooperation of other manufacturers to consent to authorize the FDA to refer to such manufacturer's New Animal Drug Application (or NADA) in support of the Company's regulatory submissions. This consent is necessary to obtain approval from the FDA for more than one animal drug to be included in a given animal drug animal feed at the same time. To date, the Company has been successful in obtaining the cooperation of third parties to seek combination approval for many of its products. Generally, the Company does not enter into written agreements with other manufacturers and does not pay any money to other manufacturers to obtain such consent. These combination clearances significantly extend the reach and potential market share of the Company's products and provide a considerable competitive advantage. Presently, the Company has sponsored a total of approximately 100 combination approvals in the U.S.

  Acquisitions and Divestitures.

     In September of 2004, the Company entered into an agreement with Natinco N.V., the licensor of certain technology related to Reporcin, a product intended to improve meat quality, which substantially limited the markets in which the Company could market the product. While at the 1999 inception of the Reporcin license it was the Company's intent to build a global market for the product, sales have not been material to the AH business and the Company intends to discontinue sales once product presently in inventory has been sold.

     In July 2004, the Company sold assets relating to its Aquatic Animal Health Business to the senior management of the business for approximately $4.4 million. Additionally, in March 2004, the Company sold its AH distribution company to IVS Animal Health Inc. for approximately $17.0 million.

     Facilities. The Company produces its Animal Health products in several manufacturing facilities. BMD is produced and blended at the Company's Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo, Norway facility, which is managed by API. The majority of soluble antibiotics and vitamins are formulated in AH's Longmont, Colorado facility. Feed grade chlortetracycline is produced at AH's Willow Island, West Virginia facility in addition to being purchased from foreign suppliers. It is then blended at either Company-owned or independent blending facilities. In 2004, the Company received FDA approval to commence manufacturing lasalocid at its Willow Island facility for sales in the U.S. Now, in addition to manufacturing chlortetracycline, the Willow Island facility also produces lasalocid for use in the U.S. as well as many other parts of the world. Bio-Cox is blended in AH's Van Buren, Arkansas facility as well as at a third party location, and Avatec and Bovatec are blended at its Salisbury, Maryland facility, as well as at a third party location. The 3-Nitro product line is manufactured using the Company's technology at a third party facility. Decoquinate, the active ingredient used in Deccox, is manufactured, using the Company's technology, at a facility owned and operated by a third party. In June of 2003, the blending of Deccox was moved from the Company's Lowell, Arkansas facility to the Company's Chicago Heights facility. Process improvement and manufacturing development is done primarily at AH's Chicago Heights and Willow Island facilities.

     In addition, the Company makes significant use of third party facilities (some of which are in low-cost countries) in the manufacture of its AHD products and anticipates that this use will increase in the future.

     Competition. The Company competes in a highly competitive market on the basis of price, brand name and customer service. Some of the Company's competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Some of AH's principal competitors include Eli Lilly and Company (Elanco) and Phibro Animal Health. Due to the Company's strong market position in MFAs and its experience in obtaining requisite FDA approvals for combination claims, the Company believes it enjoys a competitive advantage in marketing MFAs under the FDA approved combination clearances. However, no assurances can be given that third parties will continue to cooperate in seeking combination approval for the Company's products, and the Company expects new entrants in the generic medicated animal feed additive market in 2006.

     Geographic Markets. The Company sells more than half of its animal health products in the U.S. and has significant presence in Europe, Latin America and Asia.

     Sales, Distribution and Customers. The Company's animal health products in the U.S., Europe, Canada, Mexico, Brazil and other selected markets are sold through a staff of approximately 100 technically trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. The Company has sales offices in the U.S., Canada, Mexico, Chile, Argentina, Thailand, China, Brazil, France and Belgium. In the remainder of the world, AH's products are sold primarily through the use of distributors and sales companies. Sales are made principally to commercial animal feed manufacturers, wholesalers and integrated cattle, swine and poultry producers. Therefore, as consolidation continues, the Company may become more dependent on certain individual customers as these customers increase their size and market share.

PARMED PHARMACEUTICALS ("PARMED")

     ParMed, with 2005 sales of approximately $68.9 million is a telemarketing distributor of human generic pharmaceutical products. ParMed primarily targets independent pharmacies and serves approximately 5,000 customers each month. Customers are contacted using a sophisticated telemarketing system supported by 70 sales representatives and sales support personnel. ParMed operates from warehouse and office facilities in Niagara Falls, New York and sales offices in West Seneca and Jamestown New York. (See "Discontinued Operations".)

INFORMATION APPLICABLE TO ALL BUSINESS SEGMENTS

Research, Product Development and Technical Activities

     Research and development is important to each of the Company's continuing business segments. The Company's research, product development and technical activities in the BP business is directed toward developing proprietary drug delivery systems, line extensions and next-generation pain products with abuse deterrent technology. The Company's API business performs research and development activities on chemical synthesis, fermentation and purification technologies intended to permit the introduction of additional products. The Company is focusing its AH product development spending on activities complementary to in-licensing and co-developing technologies through arrangements with third parties.

     The technical product development for BP is conducted in Elizabeth, New Jersey in laboratories leased from Purepac. The Company is in the process of establishing an R&D center for BP in Piscataway, New Jersey. The Company conducts its technical product development activities for AH at its facilities in Willow Island, West Virginia, Chicago Heights, Illinois, Fort Lee, New Jersey, and contract research organizations. The Oslo, Norway and Copenhagen, Denmark facilities are used for API research and development. Independent research facilities in the U.S. and Europe are used for all business segments except ParMed.

     Research and development expenses, excluding Discontinued Operations, were $26.9 million, $25.4 million, and $21.8 million in 2005, 2004, and 2003, respectively.  In 2006, the Company intends to increase its spending on research and development to approximately $50 million. Most of this increased spending will be for the development of a next-generation pain product in the BP business. Research and development activities are inherently speculative. Investments in research and development do not always result in the successful development of a product. Accordingly, it should not be assumed that potential products in the Company's pipeline will be successfully commercialized.

Government Regulation

  General. The research, development, manufacturing and marketing of the Company's Brand, API and Animal Health products are subject to extensive government regulation by either the FDA or the U.S. Department of Agriculture, as well as by the Drug Enforcement Administration, Federal Trade Commission, Consumer Products Safety Commission, and other government agencies and by comparable authorities in the EU, Norway and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Area and, as such, has accepted all EU regulations with respect to pharmaceuticals except in the area of feed antibiotics. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labeling, storage, record keeping, reporting, approval, advertising, promotion, sale and distribution of pharmaceutical products. Non-compliance with applicable requirements can result in warning letters, civil or criminal fines, actions, including prosecution, recall or seizure of products, injunctions, total or partial suspension of production and distribution, suspension or withdrawal of product approvals, the Company's debarment or the debarment of individuals from obtaining new drug approvals or providing services to drug companies in any capacity, refusal of the government to approve new products or to purchase the Company's products and criminal prosecution. The cost of complying with government regulations substantially increases the cost of producing the Company's products.

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

     U.S. Product Marketing Authority and Protection from Generic Competition. KADIAN is the subject of an approved New Drug Application, or NDA, which has been reviewed by the FDA for both safety and effectiveness. The Agency has the continuing authority to consider the safety and effectiveness of all drugs subject to an approved NDA and, in appropriate circumstances, to order labeling changes, changes in or restrictions upon the drug's use or a cessation of the drug's sale and marketing. (See "The FDA is considering the potential effects of KADIAN if taken with alcohol" under Risk Factors.) Third parties may offer a generic variation of a branded product that is the subject of an NDA if the generic product is the subject of an Abbreviated New Drug Application, or ANDA, and be approved by the FDA prior to marketing.

     All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control, among other information. ANDAs also must contain data demonstrating the bioequivalence of the generic drug to the branded drug. In addition to meeting the above requirements for an ANDA, a generic version of KADIAN will not be approved by the FDA until the earlier of the expiration of the last to expire of the patents applicable to KADIAN (March 23, 2010 and April 13, 2010) or the date upon which a third party is able to demonstrate in the manner provided by law that either the Company's KADIAN patents are invalid or the generic equivalent product does not infringe the KADIAN patents. Under the Hatch-Waxman Act, which amended both the Patent Code and the Federal Food, Drug and Cosmetics Act, procedures were codified and expanded with respect to applications for obtaining FDA approval for generic versions of patented drugs; including the institution of a statutory 30 month stay on the FDA authority to issue an ANDA commencing from the date a patent holder files a lawsuit challenging the generic applicants assertion of brand patent invalidity or non-infringement. (See Risk Factors --"The Company's branded drug product, KADIAN, may experience general generic competition".)

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

     EU Product Marketing Authority. EU legislation requires that veterinary products used for medicinal purposes must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials, which are subject to the standards codified in the EU guideline on Good Clinical Practice; however certain countries granted membership in the EU as of May 1, 2004 may, until a given date specified for each country, individually authorize the continued marketing of products that do not qualify for marketing authorization under EU law if such products were approved by the individual country prior to being granted EU membership. Analogous governmental and agency approvals are required in other countries where the Company conducts business. If the Company fails to obtain such marketing authorizations, or fails to obtain them in a timely manner, it could have a material adverse effect on the business, financial condition and results of operations of the Company's Animal Health business.

     Generic medicinal products for veterinary use may be authorized in the EU through abridged authorization applications. For example, the EU marketing authorization applications do not need to contain results of tests and results of pre-clinical and clinical trials provided that certain conditions are met, and in particular that the "original" medicinal product has been authorized in the EU for not less than 8 years in a Member State of the Community. A generic vertinary medicinal product authorized pursuant to the abridged procedure may not be placed on the market until 10 years have elapsed from the initial authorization of the reference product. This 10-year period may be extended to 13 years in the case of veterinary medicinal products for fish or bees or other species designated following certain requirements. To qualify for abridged dossiers, the product must be considered to be a generic of a reference medicinal product. A generic medicinal product is a medicinal product which has the same qualitative and quantitative composition in active substances, the same pharmaceutical form as the reference medicinal product, and whose bioequivalence to the reference medicinal product has been demonstrated by appropriate studies. Different salts, esters, ethers, isomers, mixtures of isomers, complexes, or derivatives of an active substance shall be considered to be the same active substance, unless they differ significantly in properties with respect to safety and/or efficacy. In such cases, additional information demonstrating the safety and/or efficacy of the various salts, esters, or, derivatives of an authorized substance must be supplied by the applicant. However, results of safety and residue tests or pre-clinical tests or clinical trials are not required if the applicant can demonstrate that the active substances of the veterinary medicinal product have been in well-established veterinary use within the EU for at least 10 years, with recognized efficacy and an acceptable level of safety. If the Company fails to satisfy the conditions for the use of abridged authorization applications for new products being developed by the Company, the process for the approval of such products could take significantly longer and cost substantially more to the Company. Generic feed additive products in the EU used to promote animal health (specifically anticoccidial products) and nutrition are regulated under different legislation than veterinary pharmaceuticals. (Regulation 1831/2003). Applications for generic feed additives will require the same types of data necessary needed to obtain authorization of the original product.

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

     Other Product Marketing Authority. Requirements similar to those in the U.S. and EU apply to the granting of manufacturing and marketing authorizations for veterinary products in Asia and Africa. Therefore, the Company must comply with local requirements that may be, but are not always, similar to those described above prior to receiving approvals for products in Asia and Africa.

     Facility Compliance. The Company's Animal Health manufacturing operations in the U.S., three of the Company's European API facilities that manufacture products for export to the U.S. and certain third party plants where products are manufactured for sale by the Company in the US, including Kadian, are required to comply with the FDA current Good Manufacturing Practices regulations ("cGMP"). cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. There are similar cGMP regulations in other countries where the Company has manufacturing operations. The approvals held by the Company's customers (i.e., the manufacturers of the finished antibiotic products) identify the Company facilities that are permitted to supply APIs under each specific approval. The Company's facilities that produce for export to the U.S. are required to be registered with FDA as drug establishments and each API exported to the U.S. must be the subject of a drug listing. The Company is subject to continual review and periodic inspection by the FDA.

The EU requires that before a medicinal product can be manufactured and assembled, each company that carries out such an operation must hold a manufacturer's license and the manufacture and assembly must be in accordance with the marketing authorization and cGMP. It also requires that active substances used in medicinal products for human and veterinary use be manufactured following EU guidelines on good manufacturing practice to be implemented by the EU Member States by October 30, 2005. The EU follows the same international guidance with respect to cGMPs for APIs as FDA. In addition, the EU has expanded its ability to conduct cGMP inspections of active substance manufacturers. The EU cGMP guidelines do not affect the ability of the responsible national competent authorities to establish specific registration requirements regarding active substances within the context of marketing/manufacturing authorizations.

While the Elizabeth plant is a part of the Discontinued Operations and is no longer the direct responsibility of the Company, its regulatory status continues to be important to the Company since it is the location where the Kadian product is manufactured. Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Elizabeth plant. As a result of this inspection, the FDA issued inspection observations listing deviations from cGMP's (a "483 Report") on January 15, 2003. A comprehensive response was submitted on February 5, 2003. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report citing continued deficiencies in compliance with FDA regulations. The Company has been informed that the FDA is currently performing a cGMP inspection at the Elizabeth plant. The field portion of this inspection has been completed. The Company understands that the FDA has not yet issued the final results of its inspection. (See "An interruption in the supply of Kadian would be materially adverse to the Company's operations" under Risk Factors).

In October 2004, May 2005, and September 2005, the Company received 483 Reports with respect to its API facilities in Skoyen, Norway, Copenhagen, Denmark and Budapest, Hungary, respectively, that recorded observed deviations from cGMPs. The Company has responded to the FDA and the Agency has determined that all three responses were satisfactory. As a result, all three facilities have the right to manufacture products for sale in the United States. The Company has received 483 Reports from time to time in the past for it U.S. Animal Health plants, all of which the Company believes it has adequately addressed.

     Potential Liability for Current Products. Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by the industry, government agencies and others. These studies, which increasingly employ sophisticated methods and techniques, can question the utilization, safety and efficacy of previously marketed products, including the Company's products, and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and give rise to claims for damages from persons who believe they have been injured as a result of their use. While the Company believes that it is unlikely that an adverse finding in any single study regarding any of the Company's products will result in such regulatory measures without further findings, publicity raised by such a study could cause some of the Company's customers to decrease or stop their use of such product, resulting in an adverse affect on the sales of such product.

     Controlled Substances Act. The Company developed, and sells KADIAN which is a "controlled substance" as defined in the Controlled Substances Act, which establishes certain security, personnel, reporting, record keeping and import and export requirements administered by the Drug Enforcement Administration, or ("DEA"), a division of the Department of Justice. The Company is registered by the DEA to distribute controlled substances; Purepac, the toll manufacturer of KADIAN, holds the DEA registration to manufacture KADIAN. The DEA has a dual mission: law enforcement and regulation. The DEA deals with the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for noncompliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

     Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products, including KADIAN, under Medicare, Medicaid, and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third party payers like insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. As a part of this effort, the federal government and several states and local jurisdictions have commenced administrative or court actions challenging the pricing practices of certain named drug manufacturers including the Company. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have.

     Medicaid legislation requires all pharmaceutical manufacturers to rebate to state governments a percentage of the average manufacturer's selling price based on sales of outpatient drug products reimbursed under state Medicaid programs. The required rebate rate for manufacturers of brand products is currently the greater of 15.1% of the weighted average selling price to the retail pharmacy class of trade ("AMP") for each product at the unit level or the difference between the AMP and the Company's best price for KADIAN to any non-governmental customer.

Environmental Compliance

          The environmental authorities having jurisdiction over the Copenhagen and Oslo API manufacturing facilities have given the Company notice of revised waste discharge requirements which will require plant alterations or modifications. In Copenhagen, the Company is being required to comply with a newly instituted requirement that antibiotic wastes be "de-activated" before release into the sewer system. In Oslo, the facility has been notified of a reduction in the amount of certain wastes which will be permitted to be discharged into the public sewer system. In both cases, process improvements or modifications are being made to the facilities. While the Company does not believe that the cost of these alterations or modifications will be material to the Company, the failure or inability to comply with applicable regulations and discharge requirements could result in administrative actions affecting production at these facilities which could be materially adverse to the Company.

     Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made during 2006. However, the Company has implemented an integrated environmental health and safety management system across most of its operations, and the Company may incur significant expenses, including potential fines or penalties, if in the operation of such system the Company discovers environmental conditions or past non-compliance at the Company's facilities. In addition, the discovery of previously unknown contamination or the imposition of new clean-up requirements at sites at which the Company is currently undertaking environmental remediation could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations.

     In connection with the sale of the Discontinued Operations, the Company has retained, responsibility to comply with ISRA, a State of New Jersey statute that requires investigation, and if necessary, environmental remediation in connection with the transfer of the Elizabeth manufacturing facility of Purepac. Since the investigation is not yet completed, no estimate of the cost of this procedure is possible; although the Company knows of no facts from which it would reasonably conclude that the cost of this procedure would be material to the Company.

Raw Materials

     Many raw materials are purchased from single suppliers. Any interruption in the availability of these materials could cause production delays and decrease sales of the affected products. Such interruption in the business could have a material adverse effect on the Company's operations. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials which may require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. Any significant interruption of supply from the Company's sole source suppliers that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Six raw materials used in Company products that each generated more than $5.0 million in gross profits in 2005 came from sole source suppliers. The sole source suppliers that provided these raw materials were: Bayer, Cambrex, DSM, Jinhe, Kaken and Beijing #2. While the Company relies on single source suppliers for many of its raw materials, it relies on different suppliers for different raw materials.

Revisions of Financial Statements

     In April 2005, the Company revised its quarterly financial statements for the first three quarters of 2004 to amend certain information relating to the separation of its US Human Pharmaceuticals business into two segments; US Generic Pharmaceuticals and BP, which had previously been aggregated. In May 2005, the Company revised its 2004 annual and interim financial statements and its 2003 annual and third quarter financial statements to reclassify certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants at December 31, 2004 and 2003.

Employees

     As of December 31, 2005, the Company had approximately 1,400 employees, comprised of approximately 750 in the U.S. and 650 outside of the U.S. One U.S. plant is subject to collective bargaining agreements and two of the Company's European facilities have works councils and are subject to national and multi-national labor agreements. The Company believes its relations with all of these employee units are satisfactory. In February 2004 and December 2005, the Company experienced two-day work stoppages at its Copenhagen plant over union membership issues. The Company continues to address these issues with the relevant work council but can give no assurance that further work actions will not be encountered.

Executive Officers of the Registrant

     The following is a list of the names and ages of all of the Company's corporate executive officers, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupation or employment during the past five years.
Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

E.W. Sissener Chairman and Director	77

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

Ingrid Wiik President, Chief Executive Officer, Vice Chairman and Director	61

President and Chief Executive Officer since January 2000. Vice Chairman since May 2004 and Director since January 2000. President of the Company's International Pharmaceuticals Division 1994 to 2000; President, Pharmaceutical Division of Apothekernes Laboratorium A.S. (now A.L. Industrier ASA) 1986 to 1994.

Carl-Aake Carlsson President, API	43

President of API since January 2005. President of Branded Pharmaceuticals and API from July 2003 to January 2005. President of Human Pharmaceuticals International from September 2001 to December 2003; President of International Pharmaceuticals from January 2000 to September 2001; Senior Vice President, Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Richard J. Cella Executive Vice President and Chief Information Officer	54

Executive Vice President since June 2002. Chief Information Officer since September 2000; Vice President, September 2000 to January 2002. Vice President Information and Technology for Pharmaceutical Section of Warner-Lambert Company, 1999 to 2000; Vice President of International Information Systems of Warner-Lambert Company, 1997-1999; Senior Director of Operations and Technology of Warner-Lambert Company, 1995-1997.

Matthew T. Farrell Executive Vice President and Chief Financial Officer	49

Executive Vice President and Chief Financial Officer since April 2002. Vice-President - Investor Relations and Communications of Ingersoll-Rand, July 2000 to April 2002; Chief Financial Officer of AlliedSignal - Specialty Chemicals, 1997 to July 2000.

George P. Rose Executive Vice President, Human Resources and Communications	53

Executive Vice President, Human Resources and Communications since January 2002; Vice President September 2001 to January 2002. Corporate Vice President of Leadership, Development and Learning at Honeywell International Inc., formerly known as AlliedSignal Inc., 2000 to September 2001; Vice President, Human Resources of Honeywell's Specialty Chemicals Division 1997 to 2000.

Ronald N. Warner, Phd President BP and Executive Vice President, Compliance and Intellectual Property	52

President of BP and Executive Vice President Compliance and Intellectual Property since January 2005. Executive Vice President, Compliance, Intellectual Property and Human Pharmaceuticals Medical and Regulatory Affairs from January 2004 to January 2005. Executive Vice President Intellectual Property and Human Pharmaceuticals Medical and Regulatory Affairs since February 2003; Vice President, Global Scientific Affairs, Human Pharmaceuticals December 2002 to February 2003. Vice President and General Manager, ESI Lederle, 2001 to 2002; Vice President, Research and Development, ESI Lederle 1995 to 2001.

Carol A. Wrenn President, Animal Health	45

President, Animal Health since November 2001. Held various executive positions at Honeywell International Inc. formerly known as AlliedSignal Inc. from 1984 to October 2001; Business Director for Honeywell's Refrigerants, Fluorine Products Division October 2000 to October 2001; Commercial Director and Managing Director for that division's European operations April 1997 to October 2000.

Robert F. Wrobel Executive Vice President and Chief Legal Officer	61

Executive Vice President since January 2002; Chief Legal Officer since October 1997; Vice President October 1997 to January 2002. Vice President and Associate General Counsel of Duracell Inc., 1994 to September 1997 and Senior Vice President, General Counsel and Chief Administrative Officer of The Marley Company 1975 to 1993.

Item 1A. RISK FACTORS

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

     The Company's future success is largely dependent upon its ability to develop, manufacture and market commercially successful new products. Generally, the successful commercial marketing of the Company's products depends on completing the following steps in a time frame to allow the Company to be among the first to market a particular product:

    developing and testing the product;

    proving that the product is safe and effective; and

    filing for and receiving regulatory approvals to manufacture and sell the product in a timely manner.

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

     The Company, in its continuing businesses, expended approximately $26.9 million and $25.4 million on research and development efforts in 2005 and 2004, respectively, and expects to increase these expenditures to approximately $50 million in 2006, principally for the development of additional pain products. Such research and development expenditures will have an adverse impact on the Company's earnings in the short term. Further, the Company cannot be sure that its research and development expenditures will, in the long term, result in the commercialization of products, including a next-generation pain product, which prove to be economically successful.

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

     The U.S. and other governments regularly review manufacturing operations, including API's plants in Oslo, Copenhagen and Budapest where products for the US market are, or are intended to be, manufactured. These reviews can result in regulatory concerns requiring a response by the Company. Failure to adequately address these concerns could have a material adverse effect on the Company, including product approval delays, reduced production and production interruptions, among other things. The significance of the effect of any such failures depends on the severity of the remedy chosen by the government agency. Non-compliance with applicable requirements can result in fines, recall or seizure of products, suspension of production or distribution and debarment of individuals from providing services to drug companies in any capacity or debarment of the Company from obtaining new drug approvals, resulting in current charges to income and the potential for future loss of income and increased operating expenses. In recent years, besides stepped up enforcement of cGMP requirements, the federal government has utilized equitable disgorgement as a means of enforcing compliance with the FDA's cGMP regulations. There can be no assurance that the FDA would not seek to impose similar sanctions on the Company and any such sanction could have a significant effect on the Company's business and operations.

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

     The issue of the potential transfer of increased bacterial resistance to certain antibiotics used in certain food-producing animals to human pathogens is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. While most of the government activity in this area has involved products other than those that the Company offers for sale, the European Union and one non-EU country banned the use of bacitracin zinc, a feed antibiotic growth promoter manufactured by the Company and others that has been used in livestock feeds for over 40 years. The Company has not sold this product in these countries since the ban took effect. The EU ban is based upon the "Precautionary Principle", which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. Although the EU action negatively impacted the Company's business, it was not material to the Company's financial position or its results of operations.

     The Company cannot predict whether the present bacitracin zinc ban in the EU will be expanded. If any one of the following occur: (i) the EU or countries within the EU act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, (ii) there is an expansion of the zinc bacitracin ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products, (iii) a similar ban is instituted relating to other antibiotic feed additives sold by the Company in the U.S. or in one or more other countries where the Company has material sales, or (iv) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company cannot predict whether this antibiotic resistance concern will result in expanded regulations or public pressure adversely affecting other antibiotic-based animal health products previously sold by the Company in the EU or in other countries in which those products are presently sold.

     Discussions of the antibiotic resistance issue continue actively in the U.S. Various sources have published reports concerning possible adverse human effects from the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. In July 2005, the FDA announced a restriction on the distribution and use of a medicated feed additive due to concerns regarding antibiotic resistance in humans. While the Company does not market this drug this ruling would be significant if its conclusions were expanded to the medicated feed additives sold by the Company. It is uncertain what additional actions, if any, the FDA may take for approved animal drug products. However, the FDA has proposed a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those sold by the Company. While the Company does not believe that the presently proposed risk assessment system would be materially adverse to its business, it is subject to change prior to adoption or to later amendment. The sales of the Company's Animal Health segment are principally antibiotic-based products for use with food producing animals; therefore the future loss of major markets, including the U.S., or negative publicity regarding this use of antibiotic based products, could have a negative impact on the Company's sales and income.

Potential adverse effects on human health linked to the raising or consumption of food producing animals using the Company's products could result in a decrease in the Company's sales.

     Should the government find, or the public perceive a risk to human health from consumption of food producing animals (such as Avian flu) which utilize the Company's products or as a by-product to the raising of such animals (such as the "Chicken Litter" litigation referred to in Item 3 of this Report) there may be a decline in either the sale of such food products which would result in a decrease in the use of the Company's products or a decrease in the use of the Company's products in the growing of such food producing animals.

Many of the third parties with whom the Company does business depend on government approvals, and the failure to maintain these approvals could affect the supply of materials to the Company, hinder the Company's ability to license products, or affect the promotion, distribution or sale of the Company's products.

     The Company has affiliations, license agreements and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company's vendors and third party contract manufacturers, including Purepac the sole source of supply for KADIAN, are subject to regulatory compliance similar to those described herein with respect to the Company. If any one of these third parties is found to have significant regulatory violations, the Company could be materially negatively impacted if such violations result in an interruption of the supply of a product which relates to material Company sales. While the Company takes measures where economically feasible and available to secure back-up suppliers, many of the Company's products come from a sole source supplier. There can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company's products to its customers or that these problems will not otherwise materially impact the Company's business.

     See "An interruption in the supply of KADIAN would be materially adverse to the Company's operations" below.

An interruption in the supply of the Company's raw materials or products or an adverse event at one of the Company's manufacturing facilities or third-party manufacturing facilities could adversely effect its operations.

     The Company currently purchases many of its raw materials and a number of its finished products from single suppliers and many of its products are manufactured at a single facility; including KADIAN which is manufactured at the Purepac Elizabeth, New Jersey facility sold to Actavis Group. While the Company relies on single source suppliers for many of its raw materials and for a number of its finished products, it relies on different suppliers for different raw materials and finished products. Any interruption in the supply of these materials or products or an adverse event at the facilities that manufacture and blend the Company's products, could decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. The Company may be unable to find a third party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to the Company. If the Company had to obtain substitute materials or products, the Company would require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. The use of new facilities, similarly, would require regulatory approvals. Any significant interruption of supply from the Company's sole source raw material suppliers or third-party manufacturing facilities that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Six raw materials used in Company products that each generated more than $5.0 million in gross profits in 2005 came from sole source suppliers. The sole source suppliers that provided these raw materials were: Bayer, Cambrex, DSM, Jinhe, Kaken, and Beijing #2. Additionally, four finished product sole source suppliers supplied finished products generating more than $5.0 million in gross profits in 2005 including Purepac; the supplier of KADIAN. One finished goods supplier, whose corresponding products had 2005 gross profits over $10.0 million, is believed to be in financial difficulty.

See "An interruption in the supply of KADIAN would be materially adverse to the Company's operations" below.

An interruption in the supply of KADIAN would be materially adverse to the Company's operations.

     The most significant Company product manufactured by a third party is KADIAN which is manufactured under a toll manufacturing agreement with Purepac; the Company's former generic subsidiary sold to Actavis as a part of the Generic Business transaction. While the Company intends to use reasonable commercial efforts to locate a second source for the manufacture of KADIAN, Purepac is, at present, its sole supplier. Purepac has, in the past, had substantial FDA regulatory issues at the plant where KADIAN is manufactured. In addition, the Company no longer controls Purepac and it can no longer require that KADIAN manufacturing be given any particular priority when compared with the products manufactured for Purepac's own sales. Any interruption in the supply of KADIAN would have a material adverse effect on the Company. This effect could be particularly severe since many patients are particularly sensitive to the brand of pain product which they are using and, as a result, forcing a KADIAN user to switch to a competitive product could cause a reluctance of that individual to resume his or her use of KADIAN once supplies of the product were again available as well as potentially causing some physician to favor competitive products for new patients.

The FDA is considering the potential effects of KADIAN if taken with alcohol.

     The FDA has raised certain safety questions related to the possible adverse interaction of KADIAN with the co-ingestion of alcohol. The Company is currently engaged in clinical studies with respect to this subject and plans to continue the dialog with the FDA once these studies are completed. Since the studies and consideration of the results by the FDA are not complete no assurance can be given that the FDA will not assert its right to require a change the product labeling or the manner in which KADIAN is used.

A material portion of the Company's sales and gross profits is dependant on a relatively small number of products.

     Seven products (BP's KADIAN, AH's CTC, BMD and Lacalocid and API's vancomycin, polymyxin and bacitracin) in the aggregate constitute approximately 79% and 84% of the Company's 2005 sales and gross profits, respectively. The loss of significant sales of any one or more of such products for any reason, including any of the risks related to such products described in this Report, would have a material adverse effect upon the Company.

The Company's foreign operations are subject to additional economic and political risks.

     The Company's foreign operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights.

     The Company sells its AH and API products in many countries that are susceptible to significant foreign currency fluctuations. The Company's API products are generally sold for U.S. dollars, eliminating the direct exposure to currency fluctuations, but increasing credit risk if the local currency devalues significantly and it becomes more expensive for customers to purchase U.S. dollars required to pay the Company.

In all the Company's businesses, it may become more difficult for the Company to respond to competitive challenges because of its size and product mix and the rapidly changing market.

     The industries in which the Company's sells its products are highly competitive and many of the Company's competitors are affiliated with entities which are substantially larger and have greater financial, technical and marketing resources than the Company possesses.

     In certain countries, because of the Company's size and product mix, the Company may not be able to capitalize on such changes in competition and pricing as fully as the Company's competitors. In recent years, there were new entrants in the generic medicated animal feed additive market, particularly in the United States. Additionally, the Company's API business may be subject to increased competitive challenges; particularly with respect to those products which the Company implemented significant price increases during 2003.

The Company's branded drug product, KADIAN, may experience general generic competition.

     The Company's branded drug product line may face competitive challenges from generic equivalents. The Company has two patents for KADIAN (expiring in 2010) that are subject to potential paragraph IV challenges prior to their expiration date, though there have been no such challenges to date. The Company cannot offer any assurance that it will be able to successfully defend its patent position or utilize the statutory 30 month stay on FDA approval of the generic ANDA, since either result is dependent upon the Company being able to meet the statutory requirements for filing a lawsuit challenging the generic product based upon a bona fide belief that the generic product infringes one or more of the KADIAN patents. The existence of such belief cannot be determined until the Company has the opportunity to review the relevant paragraph IV filing. Upon entry of a generic equivalent in the market, the Company's branded products could lose substantial sales and the price could materially decline.

The Company's policies regarding sales returns, allowances and chargebacks, and marketing programs adopted by wholesalers and other customers, may reduce the Company's revenue in future fiscal periods.

     Based on industry practice in the U.S., brand manufacturers such as the Company have return policies, rebates paid to commercial and government entities in connection with sales made to enrollees in certain health plans, chargebacks to wholesale customers in connection with sales they make to certain categories of customers such as hospitals or group purchasing organizations. Although the Company establishes reserves based upon its prior experience and certain other information which constitute the Company's best estimate of the impact that these policies will have in subsequent periods, actual results could differ from these estimates.

The Company's liability from accidents, product liability or other claims may exceed the Company's insurance coverage.

     The Company seeks to obtain liability and direct damage insurance to protect it from the liability due to accidents, product liability and other claims that arise in the course of doing business. While, based upon historical claims levels, the Company believes its present insurance is adequate for current and projected operations, insurance that the Company seeks to obtain in the future to protect itself against these potential liabilities may be inadequate, unobtainable or prohibitively expensive. A materially adverse result in the AH litigation relating to its 3-Nitro product (See "Chicken Litter Litigation") could result in insurance coverage which is not adequate to cover the risk of that litigation or future lawsuits. The Company is subject to renewal of most of its insurance policies each year and changes are anticipated at each renewal. In recent years, the Company has experienced significant increases in its insurance costs and coverage reductions including coverage exclusions pertaining to 3-Nitro and certain other products that it now manufacturers or may manufacture in the future. The Company's inability to obtain and maintain sufficient insurance coverage on reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

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

Non-compliance with environmental waste discharge regulations could adversely affect production at two European plants of the Company.

     The environmental authorities having jurisdiction over the Copenhagen and Oslo API manufacturing facilities have given the Company notice of revised waste discharge requirements which will require plant alterations or modifications. In Copenhagen, the Company is being required to alter its manufacturing process to comply with a newly instituted requirement that active antibiotic wastes are not released into the sewer system. In Oslo, the facility has been notified of a reduction in the amount of certain wastes which will be permitted to be discharged into the public sewer system. In both cases, process improvements are being made to the facilities. While the Company does not believe that the cost of these alterations or modifications will be material to the Company, the failure or inability to comply with applicable regulations and discharge requirements could result in administrative actions affecting production at these facilities which could be materially adverse to the Company.

The interests of the Company's controlling stockholder may conflict with interests of the Company.

     Industrier is the beneficial owner of 11,872,897 shares of the Company's Class B common stock as of December 31, 2005, which represented 100% of the outstanding shares of the Company's Class B common stock as of that date. As of December 31, 2005, Industrier had 52.8% of the voting power of the Company's common stock. Therefore, Industrier has significant influence and control over the Company's business and is presently entitled to elect two-thirds of the members of its board of directors. Einar W. Sissener, Chairman of the board of directors of the Company, controls a majority of Industrier's outstanding shares and is Chairman of Industrier. In addition, Mr. Sissener beneficially owns 373,667 shares of the Company's Class A common stock.

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

Past restatements of the Company's financial statements and certain matters related to internal controls may present a risk of future restatements and lead to an inability to report on the financial status of the Company on a timely and fair basis.

     During the first quarter of 2004, as a result of a newly established internal review process, the Company revised its financial statements related to its International Generic business' accruals of product discounts in its operation in The Netherlands. In May 2004, the Company revised its 2003 financial statements related to its US Generics business, to adjust previously reported inventory balances and cost of sales related to product purchased under a vendor supply contract.

     In April 2005, the Company revised its financial statements for the first three quarters of 2004 to disaggregate its US Generic Pharmaceuticals (USG) and Branded Pharmaceuticals (BP) businesses as separate reportable segments. In addition, in May 2005, the Company revised its 2004 financial statements to change the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants at December 31, 2004 and 2003.

     The Company has made significant investments to enable it to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act"). Compliance with Section 404 of the Act was first required as of December 31, 2004. The Company has undergone a significant effort to document, test, and assess its internal controls. At December 31, 2004, the Company identified four material weaknesses in its internal control over financial reporting: (i) ineffective internal controls to ensure the completeness and accuracy of customer discount reserves and certain accrual accounts at the Company's USG business; (ii) ineffective internal controls to ensure the completeness and accuracy of income tax accounts, including deferred tax assets and liabilities, taxes payable and income tax expense; (iii) ineffective internal controls over the determination of proper segment disclosures; and (iv) ineffective controls to ensure the appropriate review and monitoring of its compliance with certain of its debt covenants.

     During 2005, the Company implemented actions to remediate the four material weaknesses identified at December 31, 2004. The Company believes the actions it has taken in 2005 and the enhanced control procedures it has implemented have served to remediate the four material weaknesses identified at December 31, 2004. However, at December 31, 2005, the Company identified a material weakness in its internal controls over financial reporting for income taxes related specifically to the timeliness and accuracy of tax accounting related to the disposition of the Generics Business and related fourth quarter transactions. In addition, management identified, and has or is developing remediation plans to address, certain other control deficiencies which were not material weaknesses at December 31, 2005. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

As of December 31, 2005, the Company identified the material weakness described above and, as a result, the Company's management concluded that: (i) the Company's disclosure controls and procedures were not effective as of December 31, 2005 and (ii) the Company did not maintain effective internal control over financial reporting as of December 31, 2005. In future years, there are no assurances that the Company will not have material weaknesses (either that referred to above or additional material weaknesses) that would be required to be reported or that the Company will be able to comply with the requirements of Section 404. A significant material weakness or the failure to meet the requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company's financial statements. This loss of confidence could cause a decline in the market price of the Company's stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing and Facilities

     The Company's corporate offices and principal production and technical development facilities are located in the U.S., Norway and Denmark. The Company also owns or leases offices and warehouses in the U.S. and elsewhere.
Location	Status	Facility Size (sq. ft.)	Use
Budapest, Hungary	Owned	98,000	Manufacturing, warehousing and offices for API
Chicago Heights, IL	Owned	149,300	Manufacturing, warehousing, research and development and offices for AH
Copenhagen, Denmark	Owned	403,000	Manufacturing, warehousing, and offices for API; research and development for API.
Fort Lee, NJ	Leased	62,000	Company corporate and AH headquarters
Longmont, CO	Owned	65,000	Manufacturing, warehousing and offices for AH
Niagara Falls, NY	Owned	51,000	Warehousing and offices for ParMed
Oslo, Norway	Leased	223,000	Manufacturing of AH and API products and API research and development corporate offices and headquarters
Piscataway, NJ	Owned	120,000	Headquarters for Branded Products
Salisbury, MD	Owned	20,000	Manufacturing, warehousing and offices for AH
Van Buren, AR	Leased	31,000	Manufacturing, warehousing and offices for AH
Willow Island, WV	Ground Lease	105,348	Manufacturing and warehousing for AH
Eagle Grove, IA	Owned	50,000	Manufacturing, warehousing and offices for AH

______________________________

Item 3. Legal Proceedings

     The Company is involved in various legal proceedings, of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

SEC Investigation

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. The SEC has engaged in deposition and document discovery.

Chicken Litter Litigation

     The Company is one of the multiple defendants that has been named in several lawsuits which allege that one of its AH products causes chickens to produce manure that contains an arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has provided notice to its insurance carriers and its primary insurance carriers have responded by accepting their obligations to defend or pay the Company's defense costs, subject to reservation of rights to later reject coverage for these lawsuits. In addition, one of the Company's carriers has filed a Declaratory Judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to the Company among the Company's several insurance carriers and, to the extent the Company does not have full insurance coverage, to the Company. In addition, this Declaratory Judgment action requests that the Court rule that certain of the carrier's policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies.

     In addition to the potential for personal injury damages to the approximately 140 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. Discovery is substantially complete with respect to the first trial which is scheduled for September 2006. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23.3 million in 2004 and $23.1 million in 2005.

Brazilian Tax Claims

     The Company is the subject of several tax claims which aggregate approximately $10.0 million by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

     The environmental authorities having jurisdiction over the Copenhagen and Oslo plants of the Company have given the Company notice of revised waste discharge requirements which will require plant alterations or modifications for compliance. While the Company does not believe that the cost of these alterations or modifications will be material to the Company, the failure or inability to comply with applicable regulations and discharge requirements could result in administrative actions affecting production at these facilities which could be materially adverse to the Company.

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

     Any further responsibility for substantially all of the material contingent liabilities related to the Generics Business have has been transferred to Actavis or entities owned by Actavis; subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. In addition, the Company has retained certain specified liabilities which the Company believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generic Business transferred to Actavis in the event Actavis fails to or is unable to satisfy such liabilities.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

    The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). Information concerning the 2005 and 2004 sales prices of the Company's Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2005		2004
Quarter	High	Low	High	Low
First	$16.62	$12.32	$22.49	$18.73
Second	$14.69	$9.44	$24.00	$18.90
Third	$27.36	$13.77	$20.17	$12.43
Fourth	$30.57	$23.73	$19.85	$14.76

    As of December 31, 2005 and March 1, 2006 the Company's stock closing price was $28.51 and $30.88 respectively.

Holders

    As of March 1, 2006, there were 937 holders of record of the Company's Class A Common Stock and A.L. Industrier held all of the Company's Class B Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97.15% of the outstanding Class A Common Stock as a nominee.

Dividends

    The Company has declared consecutive quarterly cash dividends on its Class A and Class B Common Stock beginning in the third quarter of 1984. Dividends per share in 2005 and 2004 were $0.045 per quarter or $0.18 annually.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2005 with respect to Alpharma's common shares issuable under our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	2,426,993	$21.90	3,153,425

Equity compensation plans not approved by securities holders	None	None	None

Total	2,426,993	$21.90	3,153,425

(a)     The number of shares included in the table represent shares from the following equity compensation plans which have been approved by the Company's shareholders: (i) Alpharma Inc. 1997 Stock Option and Appreciation Right Plan, (ii) Alpharma Inc. Non-Employee Director Option Plan and (iii) Alpharma Inc. 2003 Omnibus Incentive Compensation Plan. The table does not include shares to be issued under the Company's Employee Stock Purchase Plan which was approved by the Company's shareholders in 1991. The Plan was not included because there are no limitations on the number of shares that may be purchased under the plan. The Plan entitles employees to contribute up to 4% of his/her basic pay into the plan for the purchase of shares of the Company's Class A Common Stock. The Company contributes to the plan an amount equal to 50% of each participating employee's contributions.

Item 6.  Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years in the period ended December 31, 2005 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of the Report. On December 19, 2005, the Company sold its Generics Business (see Note 3) and, as of December 31, 2005, had commenced a process to sell its ParMed business. Both of these businesses are included in Discontinued Operations. The following selected financial data is presented for continuing operations only. All amounts are in thousands, except per share data.

	2005	2004 (1)	2003(2)	2002(3)	2001

Total revenues	$553,617	$513,329	$479,467	$442,706	$404,253
Cost of sales	217,363	218,712	210,298	218,242	225,976
Gross profit	336,254	294,617	269,169	224,464	178,277
Selling, general and administrative	213,323	195,054	174,379	154,399	116,088
Research and development	26,936	25,431	21,837	25,752	24,613
Asset impairments and other	1,184	11,110	4,091	89,112	3,165
Goodwill impairment	-	-	-	66,011	-

Operating income (loss)	94,811	63,022	68,862	(110,810)	34,411

Interest expense & amortization of debt issuance costs	(49,135)	(58,762)	(63,417)	(76,894)	(51,318)
Loss on extinguishment of debt	(7,989)	(2,795)	(29,100)	(52,929)	-
Other income (expense), net	6,091	1,238	2,610	(2,144)	(13,577)

Income (loss) from continuing operations before provision for income taxes	43,778	2,703	(21,045)	(242,777)	(30,484)
Provision (benefit) for income taxes	(18,398)	49,466	(11,416)	94,477	14,070

Net income (loss) from continuing operations	$62,176	$(46,763)	$ (9,629)	$(337,254)	$(44,554)

Earnings (loss) from continuing operations per common share:
Basic	$1.18	$(0.90)	$(0.19)	$(6.77)	$(1.08)
Diluted	$1.17	$(0.90)	$(0.19)	$(6.77)	$(1.08)

Dividend per common share	$0.18	$0.18	$0.18	$0.18	$0.18

Balance Sheet Information	2005	2004	2003	2002	2001
Total assets	$1,623,383	$2,039,612	$2,342,147	$2,312,438	$2,397,194
Cash and cash equivalents	800,010	105,212	58,623	23,872	14,735
Total debt	416,686	701,735	817,156	895,858	1,060,592
Total stockholders' equity	918,078	883,642	1,130,736	1,009,851	888,503
  Includes a $10.0 million charge to write down the carrying value of Aquatics assets to fair value.

  Includes loss resulting from the extinguishment of $200 million 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and the recognition of $6.2 million of deferred debt expense.

  Includes charges related to de-leveraging activities of $51.1 million, charges for reorganization, refocus and other actions of $49.0 million, and impairment charges of $103.1 million.

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

Alpharma Entities Defined

Alpharma's business segments are defined as follows:

BP	U.S. Branded Pharmaceuticals
API	Active Pharmaceutical Ingredients
AH	Animal Health

Overview

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. Alpharma's businesses are organized in three business units. The Company markets one branded pharmaceutical prescription product that is contract manufactured by a third party, a pain medication sold under the trademark KADIAN, in the U.S. The Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in over 80 formulations and dosage forms. The Company presently conducts business in more than 60 countries and has approximately 1,400 employees in over 19 countries.

     On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business (the "Generics Business") to Actavis Group hf (see note 3 to the consolidated financial statements) as part of an overall plan to re-focus its business strategy. The Generics Business is classified as a discontinued operation in the consolidated financial statements. The sale of the Generics business on December 19, 2005 did not include ParMed Pharmaceuticals, Inc. ("ParMed"), the Company's telemarketing distributor of human generic pharmaceutical products. On March 8, 2006, the Company reached a definitive agreement to sell ParMed for $40.1 million in cash. The sale has been approved by the Company's Board of Directors and is expected to close in the first quarter of 2006.

The main factors affecting the Branded Pharmaceuticals Products (BP) business are:

•    BP currently markets in the U.S. one prescription pain product, KADIAN, via a dedicated sales force. The product is sole-sourced under a toll manufacturing agreement with Purepac, a former subsidiary of the Company purchased by Actavis Group hf ("Actavis") as part of its acquisition of the Company's Generics Business. BP realizes significant gross profit margins on its sales of KADIAN; but competes in a highly competitive market, and is subject to potential challenges from generic equivalents. The Company's business plan includes significant investments in research and development spending associated with the development of a next-generation pain product with abuse deterrent characteristics. BP has experienced significantly improved profitability as a result of product prescription growth driven from sales force expansion and a new marketing campaign.

The main factors affecting the Active Pharmaceutical Ingredients (API) business are:

•    API markets globally primarily 10 antibiotic API's that are generally used by third-parties in the manufacture of finished dose pharmaceutical products. API realizes strong gross profit margins and has experienced and expects continuing increased global competition on its products and associated pricing pressure.

The main factors affecting the Animal Health (AH) business are:

•    The Company's Animal Health business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") and water soluble vitamin type substances for food producing animals including poultry, cattle, and swine. Agricultural markets have historically had low growth rates. In addition, demand for the Company's products has been and could be reduced by bans or restrictions on the use of antibiotics used in food-producing animals. AH has significantly increased its profitability through enhanced market positions and cost-reduction and other productivity improvement initiatives.

The Company as a whole:

     The Company sold its Generics Business to the Actavis Group hf for $810 million on December 19, 2005. The cash flow generated throughout 2005, including the net proceeds from this transaction, has provided the Company with sufficient cash to repay all of its outstanding debt. At December 31, 2005, the Company had cash and cash equivalents amounting to $800.0 million and outstanding debt totaling $416.7 million. This debt included the Company's 8.625% Senior Notes (the "Senior Notes") due in 2011 ($220.0 million) and its 3% Convertible Senior Subordinated Notes (the "Convertible Notes") due in 2006 ($160.9 million); both of which required a thirty day notification period prior to redemption. On December 23, 2005, the Company gave notice to the Trustee's under both the Senior Notes and the Convertible Notes that it was irrevocably electing to redeem all such notes in accordance with the terms of the respective note indentures. In January 2006, the Company repaid all of its outstanding debt, including accrued interest and call premiums of $23.7 million.

     The sale of the Generics business in December 2005, culminated a four-year period where the Company focused on de-leveraging its balance sheet with free cash flow generated through operational reorganizations and efficiencies, working capital reductions, and capital expenditure control.

     The following summarizes significant events and transactions for the past three years:

2005

●   In December 2005, the Company sold its global Generics Business to Actavis Group hf for $810 million.

●   In December 2005, the Company gave notice to the Trustee's under both the Senior Notes and the Convertible Notes that it was irrevocably electing to redeem all such notes in accordance with the terms of the respective note indentures.

●   During the fourth quarter of 2005, the Company commenced a program to sell its ParMed generic pharmaceutical telemarketing distribution business.

●   In October 2005, the Company entered into a new $210 million US asset-based loan agreement. Proceeds from this new loan facility were used to pay off and cancel all outstanding amounts due under the Company's 2001 U.S. Bank Credit Facility.

●   In the fourth quarter, the Company reversed its deferred tax valuation allowance given its current and expected profitability, resulting in a benefit of $52.1 million.

●   The Company repatriated $497 million of cash in 2005 under the provisions of the American Jobs Creation Act of 2004. The tax impact of repatriating this amount was approximately $28.6 million.

2004

●   The Company purchased the outstanding 50% of Wynco LLC ("Wynco") equity subsidiary and subsequently sold the entire company within the first quarter of 2004.

●   In the first half of 2004, the Company prepaid $75.0 million of the 2001 U.S. Bank Credit Facility's term loans, $32.0 million of mortgage notes payable in Norwegian Kroner and $24.5 million of 5.75% convertible subordinated notes.

●   In May and August 2004 the Company amended the 2001 U.S. Bank Credit Facility to allow flexibility in complying with the covenants and permit the repayment of the mortgage notes and the convertible subordinated notes.

●   The Company sold its Aquatic Animal Health Group ("Aquatic") in July of 2004 and recorded a pretax loss of approximately $10.0 million.

●   In the fourth quarter of 2004, the Company adjusted its deferred tax valuation, primarily to set up a full valuation allowance for all U.S. deferred taxes. This resulted in a charge of $59.5 million.

2003

•    In the first quarter, the Company prepaid $35.0 million of the 2001 U.S. Credit Facility's term loans.

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

•    In the fourth quarter of 2003, the Company had a program to reduce its workforce which resulted in a charge of $4.1 million. Additionally, the Company amended its 2001 U.S. Credit Facility to allow for certain asset sales, permit exclusions for restructuring (including the fourth quarter severance) and refinancing charges from EBITDA and amended certain leverage ratios to delay the timing of more restrictive covenant requirements.

Results of Continuing Operations 2005 vs. 2004

(All comparisons of results of operations refer to continuing operations)

     Total revenue increased $40.3 million or 7.9% for the year ended December 31, 2005 compared to 2004. Foreign exchange increased revenues by approximately $0.5 million or 0.1%. 2004 revenues included $26.2 million related to the divested Wynco and Aquatics operations. Excluding the Wynco and Aquatic results and foreign exchange, revenues increased approximately $66.1 million or 13.5%. Operating income was $94.8 million in 2005 compared to $63.0 million in 2004. 2004 operating income included the results of Wynco and Aquatics. Excluding these operations, operating income increased $21.4 million, or 29.2% due to improvements in the BP and AH businesses which offset lower year-over-year operating income in API due to reduced pricing. Diluted earnings per share was $1.17 in 2005 compared to a loss of $0.90 in 2004. 2005 results include the reversal of a deferred tax valuation allowance of $52.1 million ($0.98 earnings per share), taxes of $28.6 million on the repatriation of approximately $497 million of cash dividends from controlled foreign corporations and pre-tax charges of $8.0 million for extinguishment of debt, primarily related to the write-off of deferred loan costs resulting from the prepayment of debt. 2004 results include pre-tax charges of approximately $59.5 million ($1.13 loss per share) resulting from the establishment of a deferred tax valuation allowance and $2.8 million for extinguishment of debt.

The following table sets forth revenues and operating income by segment:
Year Ended December 31,	Revenues			Operating Income (Loss)
	2005	2004	%	2005	2004	%
Branded Pharmaceuticals ("BP")	$101.6	$62.4	62.8%	$23.6	$6.5	263.1%

Active Pharmaceutical Ingredients ("API")	138.4	143.2	(3.4%)	52.4	72.8	(28.0%)

Animal Health ("AH")-base	325.1	288.4	12.7%	66.3	35.2	88.4%
Aquatic Animal Health	-	7.0		-	(10.3)
Wynco	-	19.2		-	(0.1)
Total AH	325.1	314.6	3.3%	66.3	24.8	167.3%

Unallocated and Eliminations	(11.5)	(6.9)	(66.7%)	(47.5)	(41.1)	(15.6%)

Total	$553.6	$513.3	7.9%	$94.8	$63.0	50.5%

The following summarizes revenues and operating income by segment:

Revenues

     BP revenues increased 62.8% on higher prices (24.2%) and volume gains (38.5%) attributable to product prescription growth driven from sales force expansions and a new marketing campaign.

     Revenues in API declined 3.4% mainly as a result of reduced pricing (11.9%), principally on a major product in the U.S., partially offset by volume gains of 9.0%. Translation of revenues into the U.S. dollar decreased API revenues by 0.5%.

     AH revenues, excluding Wynco and Aquatic revenues in 2004, increased 12.7% due primarily to increased sales in the U.S. livestock market (7.8%) and in the European markets (2.0%). The majority of AH plants are operating at or near capacity. During the year, as a result of increased demand and capacity constraints, AH reduced supply of certain products to customers.

Gross Profit

     On a Company-wide basis, gross profit increased $41.6 million in 2005 compared to 2004. As a percentage of sales, overall gross profit was 60.7% in 2005, versus 57.4% in 2004.

     The increase in gross margin dollars results primarily from higher sales volumes in BP and AH, combined with cost reductions achieved through supply chain and other process improvement initiatives, offset partially, by pricing decreases in API.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $18.3 million or 9.4% in 2005 compared to 2004. Included in 2004, are Wynco and Aquatic expenses of $3.3 million and $2.1 million, respectively. Excluding these costs, selling, general and administrative expenses increased $23.7 million due primarily to marketing campaigns and sales force expansions within BP ($15.0 million) and increased costs within the BP and API segments related to realigning the remaining businesses as a result of the disposal of the Generics Business ($5.3 million). Foreign exchange also contributed $1.1 million to the year-over-year increase in selling, general and administrative expenses.

     Research and development expenses increased $1.5 million in 2005 compared to 2004, which included Aquatic expenses of $2.4 million. Excluding these costs, research and development increased $3.9 million, due primarily to new product development in BP and API.

Asset Impairments and Other

     2005 asset impairments and other was $1.2 million compared to 2004 asset impairments of $11.1 million, which included a $10.0 million charge to write down the carrying value of Aquatic assets to fair value, as well as an associated pension curtailment loss and other costs associated with the sale, and severance charges of $1.1 million, primarily incurred in API.

Operating Income (Loss)

     The increase/(decrease) in operating income can be summarized as follows:
	BP	API	AH	Corporate/ Unallocated	Total
2004 as reported	$6.5	$72.8	$24.8	$(41.1)	$63.0
Aquatic loss, primarily asset impairment	--	--	10.0	--	10.0
Research and development	(2.4)	(2.1)	3.7	(0.7)	(1.5)
Brand sales force expansion	(15.0)	--	--	--	(15.0)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	34.5	(18.3)	27.8	(5.7)	38.3
2005 as reported	$23.6	$52.4	$66.3	$(47.5)	$94.8

Interest Expense and Amortization of Debt Issuance Costs

    Interest expense and amortization of debt issuance costs declined $9.6 million to $49.1 million in 2005 due primarily to decreased debt levels and lower amortization of debt issuance costs.

Loss on Extinguishment of Debt

     2005 results include $8.0 million of expense, which resulted primarily from the write-off of deferred loan costs. In 2005, the Company prepaid $267.4 million of bank term debt. 2004 results include $2.8 million of expense associated with the write-off of deferred loan costs. In 2004, the Company prepaid $75.0 million of bank term debt and $32.0 million of mortgage notes payable and repaid $24.5 million of the 5.75% convertible Notes.

Other Income, Net

     Other income/(expense), net is detailed as follows:
	Year Ended December 31,
	2005	2004
Other income/(expense), net:
Interest income	$1.4	$0.8
Foreign exchange gains (losses), net	2.8	1.6
Loss on sale of Wynco	--	(1.5)
Other, net	1.9	0.3
	$6.1	$1.2

Tax Provision

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2004, the Company had recorded significant U.S. federal deferred tax assets for which it had provided a full valuation allowance given that it was not considered to be "more likely than not" that these deferred tax assets would be realized. At December 31, 2005, the Company made the decision to reverse the remaining valuation allowance because it now believes that it is "more likely than not" that these assets will be realized. The Company's cash flow generated throughout 2005, including the net proceeds from the sale of the Generics Business, enabled the Company to pay off all of its domestic debt by January 23, 2006 which in turn, will serve to eliminate related interest expense, thereby increasing future profitability. In addition, it is expected that the remaining domestic business segments, which have been profitable for the past three years, will continue to be profitable.

     The tax provision in 2005 was a benefit of $18.4 million compared to pre-tax income of $43.8 million. The net tax benefit is primarily attributable to the removal of a valuation allowance for net U.S. deferred tax assets, offset partially by tax expense of $28.6 million, resulting from repatriating $497 million of cash in 2005. The tax provision in 2004 was an expense of $49.5 million compared to pre-tax income of $2.7 million, resulting mainly from the establishment of a valuation allowance for net U.S. deferred tax assets.

Results of Continuing Operations 2004 vs. 2003

     Total revenue increased 7.1% for the year ended December 31, 2004 compared to 2003. The inclusion of sales of Wynco, acquired in January 2004 and sold on March 30, 2004, increased revenues by approximately $19.2 million while Aquatic Animal Health Group ("Aquatic") revenues declined approximately $8.0 million. Excluding the Wynco acquisition and the 2004 and 2003 Aquatic results, revenues increased approximately 4.9%. Operating income was $63.0 million in 2004 compared to $68.9 million in 2003. Excluding losses in Aquatics and Wynco, operating income was essentially even with the prior year.

     Diluted earnings per share from continuing operations was a loss of $0.90 in 2004 compared to a loss of $0.19 in 2003. The loss in 2004 was a result of setting up a deferred tax valuation allowance of approximately $59.5 million or $1.14 per share. 2003 results include a pre-tax charge of $28.4 million or $0.33 per share for extinguishment of debt related to the April 2003 issuance of senior notes due 2011.

The following table sets forth revenues and operating income by segment:
Year Ended December 31,	Revenues			Operating Income (Loss)
	2004	2003	%	2004	2003	%
Branded Pharmaceuticals ("BP")	$ 62.4	$ 65.3	(4.4)%	$ 6.5	$22.0	(70.5)%

Active Pharmaceutical Ingredients ( "API")	143.2	124.5	(15.0)%	72.8	65.7	10.8%

Animal Health ("AH")-base	288.4	280.7	2.7%	35.2	24.4	44.3%
Aquatics Animal Health	7.0	15.0		(10.3)	(4.3)
Wynco Acquisition	19.2	--		(0.1)	--
Total AH	314.6	295.7	6.4%	24.8	20.1	23.4%

Unallocated and Eliminations	(6.9)	(6.0)	(15.0)%	(41.1)	(38.9)	(5.7)%

Total	$513.3	$479.5	7.0%	$63.0	$68.9	(8.6)%

The following summarizes revenues and operating income by segment:

Revenues

     Revenues of BP declined by $2.9 million or 4.4% reflecting mostly the discontinuation of a product ($1.5 million). KADIAN revenues were approximately the same reflecting a price increase offset by lower volume due to lowering wholesaler inventories.

     API revenues increased 15% mainly as a result of increased volume and prices, particularly of Vancomycin and other selected products. Translation of revenues into the U.S. dollar increased API revenues by 2%.

     AH revenues, excluding Wynco and Aquatic revenues, increased 2.7% compared to the prior year due to the positive impact of foreign exchange (2.3%) and higher volumes in the poultry market, which were offset by price declines due to continued competition and lower volumes in the livestock market.

Gross Profit

     On a Company-wide basis gross profit increased $15.4 million in 2004 compared to 2003. As a percentage of sales, overall gross profit was 57.4% as reported in 2004 and 56.1% in 2003

     The increase in gross margin results primarily from positive currency effects, increased prices and volumes in API and lower costs and product mix in AHD.

Operating Expenses

     On a consolidated basis, selling, general and administrative expenses increased $20.7 million or 11.9% in 2004 compared to 2003. The increase is primarily attributable to increases in BP's KADIAN sales force ($10.0 million), costs incurred to comply with Sarbanes/Oxley regulations ($6.4 million), Wynco expenses ($3.3 million) and higher restricted stock amortization and pension costs.

     Research and development expenses increased 16.5% in 2004 due primarily to planned increases in BP research.

Asset Impairments and Other

     2004 asset impairments and other was $11.1 million and consists of a charge to write down the carrying value of Aquatic assets ($10.0 million) to fair value, including an associated pension curtailment loss and other costs associated with the sale, and severance charges of $1.1 million, incurred in API ($0.8 million) and AH ($0.3 million). 2003 asset impairments and other consists of severance charges totaling $4.1 million, primarily incurred in AH.

Operating Income

     The decrease in operating income can be analyzed as follows:
($ in millions)	BP	API	AH	Corporate/ Unallocated	Total
2003 as reported	$22.0	$65.7	$20.1	$(38.9)	$68.9
2003 severance	--	0.3	3.8	--	4.1
2004 severance	--	(0.8)	(0.3)	--	(1.1)
Aquatic loss, primarily asset impairment	--	--	(10.0)	--	(10.0)
Research and development	(2.3)	(2.6)	1.9	(0.6)	(3.6)
Brand sales force expansion	(10.0)	--	--	--	(10.0)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	(3.2)	10.2	9.3	(1.6)	14.7
2004 as reported	$6.5	$72.8	$24.8	$(41.1)	$63.0

Interest Expense and Amortization of Debt Issuance Costs

     Interest expense and amortization of debt issuance costs decreased $4.7 million to $58.8 million in 2004 due to decreased debt levels, lower amortization of debt issuance costs and lower interest rates versus a year ago.

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

Other Income (Expense), Net

      Other income (expense), net is detailed as follows:
	Year Ended December 31,
	2004	2003
Other income (expense), net:
Interest income	$0.8	$ --
Foreign exchange gains (losses), net	1.6	2.4
Litigation/Insurance settlements	--	1.2
Income from Wynco, carried at equity	--	0.3
Loss on sale of Wynco	(1.5)	--
Other, net	0.3	(1.3)
	$1.2	$2.6

Tax Provision

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. The Company had recorded U.S. deferred tax assets for net operating losses for which it has provided a full valuation allowance as of December 31, 2004. In this assessment, factors such as current and previous U.S. operating losses are given substantially more weight than the outlook for future profitability. A full valuation allowance was determined to be appropriate at December 31, 2004 due to a change in certain available tax planning strategies and continued U.S. losses.

     The tax provision in 2004 was an expense of $49.5 million compared to a pre-tax income of $2.7 million. The provision results mainly from income tax charges of approximately $59.5 million recorded to establish a valuation allowance for net U.S. deferred tax assets.

Inflation

     The effect of inflation on the Company's operations during 2005, 2004 and 2003 was not significant.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2005, have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies, which include estimates that it considers critical to the operations of the business and its consolidated financial statements:

Revenue Recognition

    Revenues are recognized when title to products and risk of loss are transferred to customers. The Company's subsidiaries have terms of FOB shipping point where title and risk of loss transfer on shipment. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

      Sales to certain customers require that the business remit discounts to either customers or governmental authorities in the form of rebates, discounts, promotional allowances, or other managed-care allowances. Additionally, sales are generally made with a limited right of return under certain conditions.

     Provisions for these discounts are reflected in the Consolidated Statements of Operations as a reduction of total revenues. The reserve balances relative to these provisions in the accompanying Consolidated Balance Sheets totaled $21.0 million and $9.8 million, respectively, at December 31, 2005 and 2004, the majority of which is included in "Accounts payable and accrued expenses". The Company continually monitors the adequacy of procedures used to estimate these deductions from revenue by comparison of estimated amounts to actual experience.

Goodwill and Intangible Assets

     The values assigned to goodwill and intangibles, as well as their related useful lives, are subject to judgment and estimation by the Company. In 2002, upon adoption of SFAS No. 142, the Company ceased amortization of goodwill and periodically reviews goodwill for impairment.

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

Asset Impairments

     Long-lived assets, including plant and equipment, and other intangible assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the goodwill or intangible asset. If the carrying amount exceeds undiscounted future cash flows, an impairment charge is recorded based on the difference between the carrying amount of the asset and its fair value. Goodwill is reviewed periodically for impairment in accordance with SFAS No. 142.

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

Inventories

     Inventories are valued at the lower of cost or market. Cost is determined on a first-in, first-out basis for all inventories. The determination of market value involves assessment of numerous factors, including costs to dispose of inventory and estimated selling prices. Inventories determined to be damaged, obsolete, or otherwise unsaleable are written down to net realizable value.

     The Company also purchases raw materials, and manufactures finished goods, for certain products prior to the product receiving regulatory approval. The Company reviews these inventories on a case-by-case basis, and records a write-down of the inventory if it becomes probable that regulatory approval will not be obtained or the inventory's cost will not be recoverable based on other factors.

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

Litigation and Contingencies

     The Company is subject to litigation in the ordinary course of business, and also to certain other contingencies (see Item 3 of this Form 10-K and Note 15 to the Financial Statements). The Company records legal fees and other expenses related to litigation and contingencies as incurred. Additionally, the Company assesses, in consultation with its counsel, the need to record liability for litigation and contingencies on a case by case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

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

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2004, the Company had recorded significant U.S. federal deferred tax assets for which it had provided a full valuation allowance given that it was not considered to be "more likely than not" that these deferred tax assets would be realized. At December 31, 2005, the Company made the decision to reverse the remaining valuation allowance because it now believes that it is "more likely than not" that these assets will be realized. The Company's cash flow generated throughout 2005, including the net proceeds from the sale of the Generics Business, enabled the Company to pay off all of its domestic debt by January 23, 2006 which in turn, will serve to eliminate related interest expense, thereby increasing future profitability. In addition, it is expected that the remaining domestic business segments, which have been profitable for the past three years, will continue to be profitable.

Liquidity and Capital Resources

     At December 31, 2005, stockholders' equity was $918.1 million compared to $883.6 million and $1,130.7 million at December 31, 2004, and 2003, respectively. The increase from 2004 resulted from the improvement in net income which included improved results of operations, the gain on disposal of the Generics Business, and reversal of a previously recorded deferred tax valuation allowance, partially offset by the effects of foreign currencies which weakened against the US dollar during the year. The reduction in Stockholders' Equity in 2004 from 2003 resulted primarily from a large net loss in 2004 mostly related to the US Generics Business (discontinued operations), including a $260 million pre-tax goodwill impairment charge and the Company's establishment of a deferred tax valuation allowance. Changes in Accumulated Other Comprehensive Income also affected changes in Stockholders' Equity due primarily to changes in foreign currencies versus the U.S. dollar.

     In 2005, 2004 and 2003, long-term debt was reduced by $304.7 million, $122.0 million and $65.0 million, respectively. On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175 million asset-based, revolving loan facility and a $35 million term loan. The Company used $119.1 million of this facility to repay and retire the 2001 U. S. Bank Credit Facility. The Senior Secured Credit Facility was subsequently fully paid down with the proceeds from the sale of the Generics Business. The asset-based revolving loan availability was reduced to $75 million and the term loan was cancelled.

     The Senior Secured Credit Facility is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly, based upon the calculation of a Borrowing Base. As of December 31, 2005, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15.0 million over a consecutive 10 day period, there are no financial covenants. In the event that the Company was to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

Cash flow from operations in 2005 was $247.3 million compared to $186.2 million and $155.1 million in 2004 and 2003, respectively. The improvement in 2005 compared to 2004 was largely due to improved operating results and continued working capital management. 2005 cash flows reflect net income of $133.8 million, a non-operational gain on disposal of the Generics business of $35.3 million and the removal of a deferred tax valuation allowance (non-cash) of $52.1 million. 2004 cash flows reflect net losses of $314.7 million, including non-cash expenses mostly for goodwill impairment of $260.0 million and depreciation, amortization and interest accretion totaling $103.0 million and the establishment of a deferred tax valuation allowance (non-cash). Operating cash flow in 2004 also benefited from improved working capital. Cash flow from operations in 2003 was negatively impacted by $22.2 million in debt placement fees paid in connection with the issuance of Senior Notes in the second quarter. In 2005, inventory balances decreased $71.8 million compared to 2004, primarily as a result of reduced inventories in the Generics Business.

     Balance sheet amounts decreased as of December 31, 2005 compared to December 2004 in U.S. Dollars as the functional currencies of the Company's principal foreign subsidiaries, the Norwegian Kroner, Danish Krones, and Euro declined versus the U.S. Dollar by approximately 11%, 13%, and 13%, respectively. The approximate decrease due to currency translation of selected captions was: accounts receivable $6.5 million, inventories $11.1 million, accounts payable and accrued expenses $8.1 million and property, plant and equipment of $20.6. Of the $113.8 million change in accumulated other comprehensive income, $49.0 million related to the recognition of currency translation on the sale of Generics Business.

     Cash flow from investing activities in 2005 totaled $760.3 million compared with a use in 2004 and 2003 of $42.6 million and $39.5 million, respectively. The cash provided in 2005 was due to the sale of the Generics Business which was sold on December 19, 2005 for $810 million on a debt free and cash-free basis; however, included in the assets sold was $5.6 million of cash in China that was legally restricted from being distributed outside the country. While the Company is expecting to receive a portion of these funds in 2006, it has not included any such amounts in the recorded gain from the sale of Generics Business. In 2004 and 2003, the use of cash for capital expenditures accounted for the majority of cash utilization. In 2005, the Company's capital expenditures, including expenditures for purchased intangibles, was $44.1 million. In 2006, the Company plans to spend approximately $35.0 million on capital expenditures.

     Strong cash flows from operations, along with proceeds from sale of Generics Business, allowed for the repayment of approximately $312 million of debt in 2005. In addition, in December, the Company notified the Notes Trustees that, subject to a mandatory thirty-day pre-notification period, it would pay off its 8.625% Senior Notes and its 3% Convertible Senior Subordinated Notes on January 23, 2006 in the aggregate amount of $405.1 million, including call premium and accrued interest.

     At December 31, 2005, the Company's contractual cash obligations (in millions) can be summarized as follows:

Contractual Cash Commitments	Total	Less than 1Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Long Term Debt
Senior and other	$243.2	$243.2	--	--	--
Convertible subordinated*	161.9	161.9	--	--	--
Operating leases	6.5	3.6	1.8	0.5	0.6
Purchase obligations	75.5	24.7	32.5	12.1	6.2
Total contractual cash commitments	$487.1	$433.4	$34.3	$12.6	$6.8

*Can be settled in shares of the Company's Class A common stock at option of holder.

On December 23, 2005, the Company gave notice to the Trustees under both the Senior Notes and the Convertible Notes that it was irrevocably electing to redeem all such notes in accordance with the terms of the respective note indentures. On January 23, 2006, the Company paid off the balance due on both the 8.625% Senior Notes and 06 Notes including principal and accrued interest in the amounts of $224.3 million and $161.9 million, respectively. In addition, call premium of $18.9 million was paid in connection with the repayments.

Under the terms of certain business and product acquisition agreements, the Company may be required to make additional payments in future years upon the occurrence of specified events. Additionally, the Company has a number of conditional supply agreements which obligate the Company to purchase products or services from vendors based on Company forecasts which are updated on a regular basis and at prices subject to negotiation and change. Certain of the supply agreements may require minimum payments under certain circumstances if minimum quantities are not purchased. See Note 15 to the financial statements for additional information.

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

     At December 31, 2005, the Company had forward foreign exchange contracts mainly denominated in Euros, Danish Krones, British Pounds, Hungarian Forint and U.S. Dollars with a notional amount of $127.0 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first quarter of 2006. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be less than $15.1 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

Interest Rate Risk

     Alpharma's interest rate risk relates primarily to the asset-based loan under the $75.0 million Senior Secured Credit Facility, which has variable interest rates which reset on a periodic basis. At December 31, 2005, there were no amounts outstanding under the Senior Secured Credit Facility.

Item 8.    Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedule.

Item 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures

     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure controls and procedures involve participation by various individuals in the Company having access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of December 31, 2005. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005.

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

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company,

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors of the Company, and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

      Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, utilizing the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment is to determine whether the Company's internal control over financial reporting was effective as of December 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its assessment of the effectiveness internal control over financial reporting as of December 31, 2005, the Company determined that there were deficiencies in its internal controls over the accounting for income taxes and that these deficiencies constituted a material weakness, as described below.

     The sale of the Company's Generics Business in the fourth quarter of 2005 required the Company to affect numerous transactions related to the disposition and to recast its financial statements to separately present results from continuing and discontinued operations. This included disaggregating income tax accounts between continuing and discontinued operations, accounting for taxes associated with the sale transaction and the repatriation of earnings, and evaluating and adjusting valuation allowances that had been provided in prior years for certain US deferred tax assets. The fourth quarter accounting for income taxes required significant reliance upon external tax professionals and senior financial internal review and oversight, due to the complexities of the issues involved. The integration and oversight of the work of these service providers reduced the timeliness and accuracy of recording the final tax provisions and related entries in the year-end closing process and the preparation of tax footnote disclosures. The Company has concluded that this reliance principally on outside providers and internal detective controls reduces the effectiveness of the internal controls over tax accounting processes. Accordingly, the Company has concluded that a material weakness existed at December 31, 2005 in that it did not maintain effective internal control over financial reporting for income taxes, based on the criteria in "Internal Control - Integrated Framework" issued by the COSO.

      Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which follows.

(c)    Changes in Internal Control over Financial Reporting

     In its prior year assessment of internal control over financial reporting as of December 31, 2004, management identified four internal control deficiencies that it concluded were material weaknesses. The four identified material weaknesses at December 31, 2004, were as follows: (i) ineffective internal controls to ensure the completeness and accuracy of customer discount reserves and certain accrual accounts at the Company's US Generic Pharmaceuticals (USG) business; (ii) ineffective internal controls to ensure the completeness and accuracy of income tax accounts, including deferred tax assets and liabilities, taxes payable and income tax expense; (iii) ineffective internal controls over the determination of proper segment disclosures; and (iv) ineffective controls to ensure the appropriate review and monitoring of compliance with certain debt covenants.

     The Company completed its remediation of the deficiencies related to the determination of proper segment disclosures and the appropriate review and monitoring of debt covenant compliance during the first and third quarters of 2005, respectively.

     The deficiency related to the controls over the determination of the completeness and accuracy of customer discount reserves related to the Company's US Generic Pharmaceuticals business that was sold as part of the sale of the Company's world-wide human generic pharmaceutical business on December 19, 2005. Accordingly, this deficiency and the associated controls were not part of management's assessment of internal control over financial reporting as of December 31, 2005.

     During 2005, management implemented enhanced control procedures to remediate the control deficiency identified at December 31, 2004 related to the accounting for income taxes. Remediation actions and changes in internal control surrounding the accounting for income taxes included the following: (i) the development and communication of enhanced policies and procedures for the accounting for income taxes, including expanded documentation requirements to support financial statement assertions, (ii) retaining a public accounting firm and other external tax professional services to assist the Company in its quarterly review, analysis and documentation of both its US and international income tax accounts, and (iii) expanding internal financial management review and oversight of income tax accounts and the work of outside tax service providers.

While management believes the enhanced control procedures implemented in 2005 served to remediate the material weakness identified at December 31, 2004, these enhanced procedures did not contemplate a transaction of the magnitude and complexity of the December 19, 2005 sale of the Generics Business.

     Because the December 19, 2005 sale of the Generics Business has simplified the Company, the tax accounting complexities and workload created by the fourth quarter transactions described above have already been significantly reduced. The Company believes that the combination of the completion of the sale of the Generics Business and expanded oversight of the work of external tax service providers will serve to remediate the material weakness.

     In December 2005, in connection with the sale of the Company's US Generic Pharmaceutical business to Actavis, certain transitional service agreements were established, whereby Actavis will provide certain financial, administrative, and information technology services to the Company.

     Other than as described above, there have not been any other changes in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Alpharma Inc.

Fort Lee, New Jersey

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Alpharma Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of the material weakness identified in management's assessment, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment; The sale of the Company's Generics Business in the fourth quarter of 2005 required the Company to affect numerous transactions related to the disposition and to recast its financial statements to separately present results from continuing and discontinued operations. This included disaggregating income tax accounts between continuing and discontinued operations, accounting for taxes associated with the sale transaction and the repatriation of earnings, and evaluating and adjusting valuation allowances that had been provided in prior years for certain US deferred tax assets. The fourth quarter accounting for income taxes required significant reliance upon external tax professionals and senior financial internal review and oversight, due to the complexities of the issues involved. The integration and oversight of the work of these service providers reduced the timeliness and accuracy of recording the final tax provisions and related entries in the year-end closing process and the preparation of tax footnote disclosures. This reliance principally on outside providers and internal detective controls reduces the effectiveness of the internal controls over tax accounting processes. Taken together, these deficiencies constitute a material weakness in the Company's system of internal controls over financial reporting.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company's consolidated financial statements as of and for the year ended December 31, 2005, and this report does not affect our report dated March 15, 2006 on those consolidated financial statements.

In our opinion, management's assessment that Alpharma Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management's statements referring to the Company's corrective action plan.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alpharma Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and our report dated March 15, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
New York, NY
March 15, 2006

Item 9B.    Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information as to the Directors of the Registrant set forth under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 23, 2006, which Proxy Statement will be filed on or prior to April 30, 2006, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. The Information set forth under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing under the caption "Security Ownership of Certain Beneficial Owners of Management" of the aforementioned Proxy Statement is also incorporated by reference into this Report. The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller (who is also its principal accounting officer), effective May 20, 2003. The Company has posted a copy of its code of ethics on its Internet Website, located at www.Alpharma.com. The Company will provide to any person, without charge, upon request to Kathleen Makrakis, Vice President of Investor Relations, a copy of its code of ethics.

Item 11.    Executive Compensation

     The information set forth under the sub-captions "Directors' Compensation" and "Compensation Committee Interlocks and Insider Participation" appearing under the caption "Board of Directors and Committees" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 23, 2006, which Proxy Statement will be filed on or prior to April 30, 2006, and the information set forth under the captions "Executive Compensation" and "Performance Graph" in such Proxy Statement, are incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 23, 2006, which Proxy Statement will be filed on or prior to April 30, 2006, is incorporated into this Report by reference.

Item 13.    Certain Relationships and Related Transactions

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 23, 2006, which Proxy Statement will be filed on or prior to April 30, 2006, is incorporated into this Report by reference.

Item 14.    Principal Accountant Fees and Services.

The Information set forth under the caption "Principal Accountant Fees and Services" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 23, 2006, which Proxy Statement will be filed on or prior to April 30, 2006, is incorporated into this Report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Financial Statements

     See page F-1 of this Report, which includes an index to consolidated financial statements and financial statement schedule.

List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)
2.1

Stock and Asset Purchase Agreement, dated October 17, 2005, between Alpharma Inc., the other Seller named therein and Actavis Group hf was filed as Exhibit 10.1 to the Company's Form 8-K dated as of October 17, 2005 and is incorporated by reference.

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

10.1h

Amendment No. 6 to the Credit Agreement, dated as of March 8, 2005, among the Company, Bank of America and other lenders was filed as Exhibit 10.1h to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.2	Loan and Security Agreement, dated October 26, 2005, among the Company, certain of its subsidiaries, Bank of America and other lenders is filed as an Exhibit to this Report.
10.3

Multicurrency Revolving Credit Facility, dated December 7, 2005, among a subsidiary of the Company as borrower, the Company as guarantor and DNB Nor Bank ASA was filed as Exhibit 10.1 to the Company's' Report on Form 8-K dated as of December 7, 2005 and is incorporated herein by reference.

10.4	Promissory Note provided by Alpharma AS to DnB Nor Bank ASA, dated December 28, 2005 is filed as an Exhibit to this Report.
10.5	Consulting Agreement between I. Roy Cohen and the Company dated as of January 1, 2001 was filed as Exhibit 10.b to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.
10.6	Agreement between the Company and Einar W. Sissener dated July 1, 1999 was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.
10.6a	Amendment No. 1 to Sissener Employment Letter, effective March 23, 2004, was filed as Exhibit 10.7a to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.
10.7	Employment Contract between the Company and Ingrid Wiik dated December 1, 2000 was filed as Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K and is incorporated by reference.
10.8	Employment Contract between the Company and Matthew Farrell dated April 12, 2002 was filed as Exhibit 10.2 to the Company's March 31, 2002 Form 10Q and is incorporated by reference.

10.9

Employment Agreement, dated November 6, 2002, between the Company and Ronald Warner was filed as Exhibit 10.3 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.9a

Amendments to Employment Agreement dated February 26, 2003, between the Company and Ronald Warner was filed as Exhibit 10.3A to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.9b	Retention Agreement between the Company and Ronald Warner was filed as Exhibit 10.2 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.
10.10	Employment contract between the Company and Carol Wrenn dated October 19, 2001 was filed as Exhibit 10.16 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.
10.10a	Letter Agreement dated July 15, 2003 between the Company and Carol A. Wrenn was filed as Exhibit 10.2 to the Company's September 30, 2003 quarterly report on Form 10Q and is incorporated by reference.
10.10b

Supplemental Letter Agreement dated February 11, 2004 between the Company and Carol A. Wrenn was filed as Exhibit 10.14b to the Company's 2003 Annual Report on Form 10K and is incorporated by reference.

10.10c	Retention Agreement between the Company and Carol Wrenn was filed as Exhibit 10.3 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.
10.11

Employment Agreement, dated February 26, 2003, between the Company and Fred Lynch was filed as Exhibit 10.2 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.12	Employment contract between the Company and Carl-Aake Carlsson dated October 17, 2002 was filed as Exhibit 10.18 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.
10.12a	Retention Agreement between the Company and Carl-Aake Carlsson dated December 5, 2005 is filed as an Exhibit to this Report
10.13	Employment Agreement between the Company and Richard J. Cella dated August 29, 2000, was filed as Exhibit 10.4 to the Company's 2001 Annual Report on Form 10-K and is incorporated by reference.
10.14	Employment contract between the Company and George Rose dated July 17, 2001 was filed as Exhibit 10.17 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.
10.15

Employment Agreement, dated February 26, 2003, between the Company and Michael Nestor was filed as Exhibit 10.6 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.15a

Separation Letter Agreement between the Company and Michael Nestor, dated March 12, 2004, was filed as Exhibit 10.1 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.16

Employment Agreement, dated February 26, 2003, between the Company and Mark Stier was filed as Exhibit 10.5 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.16a

Separation Letter Agreement, between the Company and Mark Stier, dated July 1, 2003, was filed as Exhibit 10.2 to the Company's June 30, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.17

Employment Agreement, dated February 26, 2003, between the Company and Kurt Orlofski was filed as Exhibit 10.4 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.17a

Separation Letter Agreement between the Company and Kurt Orlofski, dated January 20, 2004, as amended, was filed as Exhibit 10.2 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.18

Form of Retention Agreement between the Company and certain corporate executive (including Messrs. Farrell, Wrobel, Rose and Cella) was filed as Exhibit 10.1 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.

10.19

Administrative Services Agreement, effective January 1, 2005, between A.L. Industrier ASA and Alpharma AS, was filed as Exhibit 10.21 to the Company's 2004 Annual Report and is incorporated by reference.

10.20

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

10.22

Asset Purchase Agreement, dated August 5, 1999, between the Company and Southern Cross Biotech Pty Limited et al was filed as Exhibit 10.3 to the Company's September 30, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.23

Technology License and Option Agreement, dated August 5, 1999, between the Company and Natinco N.V. et al, was filed as Exhibit 10.4 to the Company's September 30, 2003 quarterly report on Form 10Q, and is incorporated by reference.

10.24

Settlement and Licence Agreement, effective as of September 23, 2004 between Alpharma Inc., Natinco N.V., BISA Holdings BV and BIL (SCB) Holdings Limited was filed as Exhibit 35b to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.

10.25

Asset Purchase Agreement between Wynco, LLC and Iowa Veterinary Supply Co, dated March 24, 2003, was filed as Exhibit 10.3 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.26

Amended and Restated Supply Agreement between Plantex USA, Inc. and Purepac Pharmaceutical Co., dated April 26, 2004 was filed as Exhibit 10.1 to the Company's June 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.26a

Amendment to the Amended and Restated Supply Agreement, dated as of February 7, 2005, between Purepac Pharmaceutical Co. and Plantex USA, Inc. was filed as Exhibit 10.37a to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.26b

Amendment No. 3 to Amended and Restated Supply Agreement dated as of April 1, 2005, between Purepac Pharmaceutical Co. and Plantex Inc. was filed as Exhibit 10.1 to the Company's June 30, 2005 quarterly report on Form 10Q and is incorporated by reference.

10.26c

Amendment No. 4 to the Amended and Restated Supply Agreement, dated as of October 14, 2005, between Purepac Pharmaceutical Co. and Plantex USA, Inc. was filed as Exhibit 10.1 to the Company's September 30, 2005 quarterly report on Form 10-Q and is incorporated by reference.

10.27

Selective Waiver Agreement by and between Alpharma Inc. and Teva Pharmaceutical Industries Ltd., dated April 26, 2004 was filed as Exhibit 10.2 to the Company's June 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.27a

Amendment Number One to the Selective Waiver Agreement and the Amended and Restated Supply Agreement, dated as of September 24, 2004 among the Company, Purepac Pharmaceutical Co., Teva Pharmaceutical Industries Ltd. and Plantex USA, Inc. was filed as Exhibit 10.2 to the Company's September 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.27b

Letter Agreement dated October 7, 2004 among the Company, Purepac Pharmaceutical Co., Teva Pharmaceutical Industries Ltd and Plantex USA, Inc. was filed as Exhibit 10.3 to the Company's September 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.27c

Second Amendment to Selective Waiver Agreement, dated as of February 7, 2005, between Alpharma Inc. and Teva Pharmaceutical was filed as Exhibit 10.38c to the Company's 2004 annual report on Form 10-K and is incorporated herein by reference.

10.28

Agreement between Purepac Pharmaceutical Co. and Orchid Chemicals & Pharmaceuticals, Ltd, effective February 23, 2005, is filed as Exhibit 10.40 to the Company's 2004 annual report on Form 10-K and is incorporated herein by reference.*

10.29

Master Development and Manufacturing Agreement by and among Purepac Pharmaceutical Co. and Shasun Chemicals and Drugs Limited, effective May 27, 2005 was filed as Exhibit 10.2 to the Company's June 30, 2005 quarterly report and is incorporated by reference.*

10.30

Settlement Agreement between Alpharma Inc. and Purepac Pharmaceutical Co, on the one hand, and Ivax Pharmaceuticals on the other hand, dated as of February 10, 2005, was filed as Exhibit 10.41 to the Company's 2004 Annual Report and is incorporated by reference.

10.31	Toll Manufacturing Agreement, dated December 19, 2005, between Alpharma Branded Products Division Inc. and Purepac Pharmaceutical Co. is filed as an Exhibit to this Report.*
10.32	2003 Omnibus Incentive Compensation Plan, effective May 19, 2003 was filed as Exhibit 10.1 to the Company's September 30, 2004 quarterly report on Form 10Q, and is incorporated by reference.
10.33	Amended Alpharma Inc. Executive Bonus Plan, effective January 1, 2004 was filed as Exhibit 10.20a to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.
10.33a	Amendment to Alpharma Inc. Executive Bonus Plan, effective August 15, 2005, is filed as an Exhibit to this Report.
10.34

The Company's 1997 Incentive Stock Option and Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10Q/A and is incorporated by reference.

10.35	Alpharma Inc. Employee Stock Purchase Plan (as Amended and Restated), effective as of January 1, 2005 is filed as an Exhibit to this Report.
10.36

Form of Restricted Stock Unit Award Agreement for members of Alpharma Inc.'s Board of Directors, effective March 8, 2004, was filed as Exhibit 10.44 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference

10.36a

Form of revised Restricted Stock Unit Award Agreement for members of Alpharma Inc.'s Board of Directors, effective March 8, 2004 was filed as Exhibit 10.3 to the Company's June 30, 2005 quarterly report on Form 10-Q and is incorporated by reference.

10.37	Alpharma Inc. 2005 Supplemental Savings Plan, effective January 1, 2005, was filed as Exhibit 10.42 to the Company's 2004 Annual Report on Form 10-K, and is incorporated herein by reference.
10.37a	Amendment No. 1 to Alpharma Inc. 2005 Supplemental Savings Plan, dated December 30, 2005, is filed as an Exhibit to this Report.
10.38	Form of Restricted Stock Award Agreement, effective March 8, 2004, was filed as Exhibit 10.43 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.
10.38a	Form of revised Restricted Stock Award Agreement, effective May 12, 2005, was filed as Exhibit 10.1 to the Company's May 12, 2005 current report on Form 8-K and is incorporated by reference.
10.39

Form of Restricted Stock Unit Award Agreement for employees located outside of the United States, effective March 8, 2004, was filed as Exhibit 10.45 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.39a

Form of Revised Restricted Stock Unit Award Agreement for employees located outside of the United States, effective May 12, 2005, was filed as Exhibit 10.2 to the Company's May 12, 2005 current report on Form 8-K and is incorporated by reference.

10.40	Form of Non-Qualified Stock Option Award Agreement, effective March 8, 2004, was filed as Exhibit 10.46 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.
10.41	Form of Performance Unit Award Agreement, effective March 8, 2004 was filed as Exhibit 10.47 to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.

10.42	Alpharma Inc. Severance Plan, amended and restated as of January 1, 2005 is filed as an Exhibit to this Report.
10.43

Alpharma Inc. Change in Control Plan, amended and restated effective January 1, 2005 (the substance of the material amendments of which was disclosed in full in the Company's report on Form 8-K filed as of September 7, 2005) is filed as an Exhibit to this Report.

10.46	Alpharma Inc. Amended and Restated Deferred Compensation Plan, effective July 1, 1984, amended October 14, 1994 is filed as an Exhibit to this Report.
10.46a	Amendment No. 1 to the Alpharma Inc. Amended and Restated Deferred Compensation Plan, dated December 30, 2005 is filed as an Exhibit to this Report.
10.47	A.L. Pharma Inc. Supplemental Pension Plan, effective July 1, 1994, is filed as an Exhibit to this Report.
10.47a	First Amendment of the A.L. Pharma Inc. Supplemental Pension Plan, effective July 1, 1998 is filed as an Exhibit to this Report.
10.47b	Second Amendment to Alpharma Inc. Supplemental Pension Plan, dated December 30, 2005 is filed as an Exhibit to this Report.
16	Letter from PricewaterhouseCoopers LLP was filed as an Exhibit to the Company's February 22, 2006 Form 8-K and is incorporated by reference.

18

Letter from PricewaterhouseCoopers regarding a change in accounting from LIFO to FIFO, dated March 31, 2003 was filed as Exhibit 18 to the Company's March 31, 2003 quarterly report on Form 10Q, and is incorporated by reference.

21	A list of the subsidiaries of the Registrant as of March 8, 2006 is filed as an Exhibit to this Report.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, is filed as an Exhibit to this Report.
23.2	Consent of BDO Seidman LLP, an Independent Registered Public Accounting Firm, is filed as an Exhibit to this Report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

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

SIGNATURES

Pursuant to the requirements of Section B or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 16, 2006	Alpharma Inc. Registrant By: /s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: March 16, 2006	/s/ Einar W. Sissener Einar W. Sissener Director and Chairman of the Board

Date: March 16, 2006	/s/ Ingrid Wiik Ingrid Wiik Director, Vice Chairman, President and Chief Executive Officer

Date: March 16, 2006	/s/ Matthew Farrell Matthew Farrell Executive Vice President and Chief Financial Officer
Date: March 16, 2006	/s/ Finn Berg Jacobsen Finn Berg Jacobsen Director

Date: March 16, 2006	Glen E. Hess Director
Date: March 16, 2006	/s/ Peter G. Tombros Peter G. Tombros Director
Date: March 16, 2006	/s/ William I. Jacobs William I. Jacobs Director and Chairman of the Audit Committee

Date: March 16, 2006	/s/ Ramon Perez Director
Date: March 16, 2006	/s/ Robert Thong
Robert Thong Director
Date: March 16, 2006	/s/ Farah M. Walters
Farah M. Walters Director
Date: March 16, 2006	/s/ Jill Kanin-Lovers
Jill Kanin-Lovers Director and Chairperson of the Compensation Committee
Date: March 16, 2006	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President, Finance

Date: March 16, 2006	/s/ John F. Konzelmann John F. Konzelmann Vice President, Controller and Principal Accounting Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Consolidated Balance Sheets at December 31, 2005 and 2004	F-4

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	F-7

Notes to Consolidated Financial Statements	F-8 to F-44

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Alpharma Inc.

Fort Lee, NJ

We have audited the accompanying consolidated balance sheet of Alpharma Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpharma Inc. at December 31, 2005, and the results of its operations and its cash flows in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alpharma Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of a material weakness.

/s/ BDO Seidman, LLP
New York, NY
March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Alpharma Inc.

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows listed in the index on page F-1 present fairly, in all material respects, the financial position of Alpharma Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 31, 2005, except for the restatement discussed in Note 2b (not presented herein) to the consolidated financial statements appearing under Item 15 of the Company's 2004 annual report on Form 10-K/A, as to which the date is May 5, 2005 and for the effects of discontinued operations discussed in Note 3 to the consolidated financial statements, as to which the date is March 16, 2006

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31,
ASSETS	2005	2004
Current assets
Cash and cash equivalents	$ 800,010	$ 105,212
Accounts receivable, net	90,898	72,336
Inventories	92,741	98,186
Prepaid expenses and other current assets	41,575	21,352
Assets of discontinued operations	11,823	374,986
Total current assets	1,037,047	672,072

Property, plant & equipment, net	215,174	237,904
Goodwill	116,747	117,169
Intangible assets, net	176,083	195,181
Other assets and deferred charges	72,609	84,795
Assets of discontinued operations	5,723	732,491
Total assets	$ 1,623,383	$ 2,039,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt	$ 35,713	$ 16,096
Current portion of long-term debt	380,956	675,639
Accounts payable	35,360	19,162
Accrued expenses	140,381	82,448
Accrued and deferred income taxes	61,251	32,261
Liabilities of discontinued operations	11,596	214,800
Total current liabilities	665,257	1,040,406
Long-term debt
Senior	17	--
Convertible subordinated notes	--	10,000
Deferred income taxes	18,468	47,516
Other non-current liabilities	21,106	25,296
Liabilities of discontinued operations	457	32,752
Total non-current liabilities	40,048	115,564

Commitments and contingencies (see Note 15)

Stockholders' equity:
Class A common stock, $.20 par value (authorized 75,000,000; issued 42,533,593 and 41,277,761)	8,507	8,256
Class B common stock, $.20 par value (authorized 15,000,000; issued 11,872,897 and 11,872,897)	2,375	2,375
Preferred Stock, $1 par value (authorized 500,000)	--	--
Additional paid in capital	1,095,520	1,073,921
Unearned compensation	(5,395)	(7,443)
Accumulated deficit	(223,137)	(347,425)
Accumulated other comprehensive income	47,852	161,602
Treasury stock, at cost	(7,644)	(7,644)
Total stockholders' equity	918,078	883,642

Total liabilities and stockholders' equity	$ 1,623,383	$ 2,039,612

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003

Total revenues	$ 553,617	$ 513,329	$ 479,467
Cost of sales	217,363	218,712	210,298
Gross profit	336,254	294,617	269,169
Selling, general and administrative expenses	213,323	195,054	174,379
Research and development	26,936	25,431	21,837
Asset impairments and other	1,184	11,110	4,091
Operating income	94,811	63,022	68,862

Interest expense and amortization of debt issuance cost	(49,135)	(58,762)	(63,417)
Loss on extinguishment of debt	(7,989)	(2,795)	(29,100)
Other income (expense), net	6,091	1,238	2,610

Income (loss) from continuing operations before provision for income taxes	43,778	2,703	(21,045)
Provision (benefit) for income taxes	(18,398)	49,466	(11,416)
Income (loss) from continuing operations	62,176	(46,763)	(9,629)

Discontinued operations, net of taxes: (Note 3)
Income (loss) from discontinued operations	36,334	(267,974)	27,503
Gain (loss) from disposals	35,259	--	(4,041)
Income (loss) from discontinued operations	71,593	(267,974)	23,462

Net income (loss)	$ 133,769	$ (314,737)	$ 13,833

Earnings (loss) per common share:
Basic
Income (loss) from continuing operations	$ 1.18	$ (0.90)	$ (0.19)
Income (loss) from discontinued operations	$ 1.37	$ (5.15)	$ 0.46
Net income (loss)	$ 2.55	$ (6.05)	$ 0.27

Diluted
Income (loss) from continuing operations	$ 1.17	$ (0.90)	$ (0.19)
Income (loss) from discontinued operations	$ 1.35	$ (5.15)	$ 0.46
Net income (loss)	$ 2.52	$ (6.05)	$ 0.27

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2002	$10,353	$1,046,802	$ --	$(12,092)	$(27,797)	$(7,415)	$1,009,851

Comprehensive income:
Net income - 2003					13,833		13,833
Currency translation adjustment				103,796			103,796
Minimum pension liability, net				1,514			1,514
Unrealized gains on derivative contracts, net				1,313			1,313
Total comprehensive net loss							120,456

Dividends declared ($.18 per common share)					(9,320)		(9,320)
Capital contribution from Parent		2,267					2,267
Award of, and changes in, restricted stock	23	2,970	(2,993)				-
Amortization of restricted shares			326				326
Tax benefit realized from stock option plan		527					527
Exercise of stock options (Class A) and other	46	2,361					2,407
Employee stock purchase plan	45	4,177	--	--	--	--	4,222

Balance, December 31, 2003	$10,467	$1,059,104	$ (2,667)	$94,531	$(23,284)	$(7,415)	$1,130,736

Comprehensive income:
Net income - 2004					(314,737)		(314,737)
Currency translation adjustment				64,834			64,834
Minimum pension liability, net				283			283
Unrealized gains on derivative contracts, net				1,954			1,954
Total comprehensive net income							(247,666)

Dividends declared ($.18 per common share)					(9,404)		(9,404)
Award of, and changes in, restricted stock	78	7,765	(7,843)				--
Amortization of restricted shares			3,067				3,067
Exercise of stock options (Class A) and other	28	2,585				(229)	2,384
Employee stock purchase plan	58	4,467	--	--	--	--	4,525

Balance, December 31, 2004	$10,631	$1,073,921	$(7,443)	$161,602	$(347,425)	$(7,644)	$883,642

Comprehensive income:
Net income - 2005					133,769		133,769
Currency translation adjustment				(60,553)			(60,553)
Recognition of currency translation on sale of Generics business				(48,958)			(48,958)
Minimum Pension liability, net				(4,239)			(4,239)
Total comprehensive net income							20,019

Dividends declared ($.18 per common share)					(9,481)		(9,481)
Award of, and changes in, restricted stock	79	4,793	(4,872)				--
Amortization of restricted shares			4,320				4,320
Modification of restricted stock		2,349	2,600				4,949
Modification of stock options		3,271					3,271
Tax benefit realized from stock option plan		1,818					1,818
Exercise of stock options (Class A)	120	4,997					5,117
Employee stock purchase plan	52	4,371	--	--	--	--	4,423

Balance, December 31, 2005	$10,882	$1,095,520	$(5,395)	$47,852	$(223,137)	$(7,644)	$918,078

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$133,769	$(314,737)	$13,833
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,194	96,403	95,201
Interest accretion on convertible debt	7,055	6,572	6,141
Amortization of loan costs	2,168	2,736	3,941
Gain on sale of property	--	--	(2,294)
(Gain)/loss on disposal of discontinued operations	(35,259)	--	4,041
Deferred income taxes	(38,070)	31,144	(7,277)
Other non-cash items	15,756	308,003	7,157
Change in assets and liabilities:
Decrease (increase) in accounts receivable	9,210	25,908	(12,426)
Decrease (increase) in inventory	71,793	(529)	51,942
(Increase) decrease in prepaid expenses and other current assets	(15,689)	11,584	6,308
Increase (decrease) in accounts payable, accrued expenses and accrued income taxes	3,696	3,060	(18,938)
Other, net	1,658	16,018	7,441
Net cash provided by operating activities	247,281	186,162	155,070

Investing activities:
Capital expenditures	(38,939)	(49,306)	(42,619)
Purchase of businesses and intangibles, net of cash acquired	(5,159)	(1,787)	(5,252)
Proceeds from sale of property	--	--	2,355
Purchase of Wynco	--	(12,857)	--
Proceeds from sales of businesses	804,421	21,400	5,967
Net cash provided (used) in investing activities	760,323	(42,550)	(39,549)

Financing activities:
Net advances under lines of credit	19,636	6,578	17,527
Proceeds of senior long-term debt	--	25,000	--
Reduction of long-term debt	(311,836)	(154,264)	(324,540)
(Decrease)/Increase in book overdraft	(12,318)	19,992	1,930
Dividends paid	(9,481)	(9,404)	(9,320)
Issuance of senior unsecured debt	--	--	220,000
Net capital contribution from parent	--	--	2,267
Proceeds from issuance of common stock	11,358	6,909	9,054
Net cash (used in) provided by financing activities	(302,641)	(105,189)	(83,082)

Net cash flows from exchange rate changes	(9,977)	8,166	2,221

Increase in cash and cash equivalents	694,986	46,589	34,660
Cash and cash equivalents at beginning of year	105,212	58,623	23,963
Cash and cash equivalents at end of year	$800,198*	$105,212	$58,623

*Includes cash of $188 included within Assets of discontinued operations.

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.  The Company

     Alpharma Inc. and Subsidiaries, (the "Company") is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals.

     In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A. L. Industrier ASA ("A. L. Industrier"), the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B stock represents approximately 22.0% of the total outstanding common stock as of December 31, 2005. A. L. Industrier, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders. See Note 17.

     The Company's businesses are organized in three reportable segments, as follows:

Branded Pharmaceuticals ("BP")
Active Pharmaceutical Ingredients ("API")
Animal Health ("AH")

     BP markets one branded pharmaceutical prescription product that is contract manufactured by a third party, a pain medication sold under the trademark KADIAN®.

     API develops, manufactures and markets a range of antibiotic fermentation based active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products.

     AH develops, registers, manufactures and markets medicated feed additives ("MFAs") and water soluble vitamins type substances for food producing animals which include poultry, cattle and swine. In 2004, AH divested its Aquatic Animal Health business.

2.  Summary of Significant Accounting Policies and other matters

Basis of Presentation:

     The Consolidated Balance Sheets and Consolidated Statements of Operations have been presented for all periods to classify as Discontinued Operations, the Company's world-wide human generic pharmaceutical business (the "Generics Business", which was sold on December 19, 2005), the Company's former French subsidiary (which was sold in 2003), and ParMed Pharmaceuticals, Inc. ("ParMed", for which the Company reached a definitive agreement to sell on March 8, 2006). See Note 3. Consistent with Statement of Financial Accounting Standards ("SFAS") No 95, "Statement of Cash Flows", the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.

Principles of consolidation:

     The Consolidated Financial Statements include the accounts of the Company and its domestic and foreign subsidiaries. The effects of all significant intercompany transactions have been eliminated. Certain amounts have been reclassified to conform with the current year presentation.

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

Accounts receivable and allowance for doubtful accounts:

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

     The Company also purchases raw materials, and manufactures finished goods, for certain products prior to the product receiving regulatory approval. The Company reviews these inventories on a case-by-case basis, and records a write-down of the inventory if it becomes probable that regulatory approval will not be obtained or the cost of the inventory will not be recoverable based on other factors.

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

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. In 2005, 2004, and 2003; $610, $405, and $167 of interest costs were capitalized, respectively.

     Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Goodwill and Intangible Assets:

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets" for all goodwill and intangibles acquired in business combinations. Under SFAS No.142, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets with finite useful lives, such as patents and trademarks are amortized over their useful lives, generally 5-20 years, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 9 for additional detail relating to the Company's goodwill and other intangible assets.

Foreign currency translation and transactions:

     The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment for 2005, 2004, and 2003 are net of $275, $(76), and $(1,358), respectively, representing the tax effects associated with long-term intercompany advances to foreign subsidiaries and other liabilities.

Derivative Instruments:

     The Company's uses derivative instruments on a limited basis, principally to manage its exposures to changes in foreign currency exchange rates and interest rates. The Company carries its derivative instruments at their fair value on the balance sheet, recognizing changes in the fair value of forward foreign exchange contracts in current period earnings and changes in the fair value of interest rate swaps, which are classified as cash flow hedges, in stockholders' equity.

     The Company selectively enters into forward foreign exchange contracts to buy and sell certain cash flows in non-functional currencies and hedge certain firm commitments due in foreign currencies. Forward foreign exchange contracts, other than hedges of firm commitments, are accounted for as foreign currency transactions and gains or losses are included in income.

Revenue Recognition:

     Revenues are recognized when title to products and risk of loss are transferred to customers. The Company's subsidiaries have terms of FOB shipping point where title and risk of loss transfer on shipment. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

Income taxes:

     The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method as required by SFAS No. 109 "Accounting for Income Taxes." A valuation allowance is established, as needed, to reduce the carrying value of net deferred tax assets if realization of such assets is not considered to be "more likely than not."

     During 2005, virtually all of the undistributed earnings of the Company's foreign subsidiaries were distributed as dividends under the American Jobs Creation Act.

See Note 12 for additional disclosures regarding adjustment to deferred tax asset valuation reserves and the tax impact of distributions made under the provisions of the American Jobs Creation Act.

Proforma Stock Based Compensation:

     The Company has stock-based employee compensation plans, which are described more fully in Note 19. The Company applies the intrinsic-value based method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in net income for incentive stock options since all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation. No tax benefits were attributed to the stock-based employee compensation expense during fiscal 2004 because the Company maintained a valuation allowance on substantially all of the net U.S. deferred tax assets.

	Years Ended December 31,
	2005	2004	2003

Net income (loss), as reported	$ 133,769	$(314,737)	$13,833
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,320	3,067	202
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,743	8,206	5,243

Pro forma net income (loss)	$ 129,346	$(319,876)	$8,792

Earnings (loss) per share:
Basic-as reported	$ 2.55	$(6.05)	$ 0.27
Basic-pro forma	$ 2.46	$(6.14)	$ 0.17

Diluted-as reported	$ 2.52	$(6.05)	$ 0.27
Diluted-pro forma	$ 2.44	$(6.14)	$ 0.17

The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model, with the following assumptions:

	2005	2004	2003

Expected life (years)	3.60	4.00	4.12
Expected future dividend yield (average)	1.42%	0.87%	0.98%
Expected volatility	0.56	0.58	0.57

    The risk-free interest rates for 2005, 2004 and 2003 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2005, 2004 and 2003 amounted to 3.8%, 3.2% and 3.0%, respectively. The weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 with exercise prices equal to fair market value on the date of grant was $6.33, $9.31 and $8.81, respectively.

Comprehensive Income (loss):

     SFAS No. 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Other Comprehensive Income (loss). Included within Accumulated Other Comprehensive Income (loss) in 2005 for the Company are foreign currency translation adjustments and changes in the minimum pension liability of $4,239. Total comprehensive income (loss) for the years ended 2005, 2004, and 2003 is included in the Statement of Stockholders' Equity.

     The components of accumulated other comprehensive income/(loss) include:

	December 31,
	2005	2004

Cumulative translation adjustment	$52,091	$161,602
Minimum pension liability, net	(4,239)	___--
	$47,852	$161,602

Segment information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires segment information to be prepared using the "management" approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 21 for further details.

Shipping Costs

     The Company accounts for shipping costs in selling, general and administrative expenses for purposes of classification within the Consolidated Statement of Operations. These costs for continuing operations were approximately $13,000, $10,000, and $9,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Software and Development Costs

     In 2005, 2004, and 2003, the Company capitalized purchased software from third party vendors and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization begins as portions of the projects are completed, ready for their intended purpose and placed in service.

    Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the projects which are estimated to be five to seven years, depending on when placed in service.

     Capitalized software costs related to the Company's Enterprise Resource Planning System, net of amortization, through December 31, 2005 and 2004 amounted to approximately $9,105 and $12,053, respectively, and are included in other assets. All significant software modules were completed and ready for their intended purpose during 2003.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, (the "FASB"), issued SFAS No. 123(R), "Accounting for Share-Based Payments" which revises the way companies account for stock issued to employees and non-employees as previously required under Accounting Principles Board ("APB") No. 25, "Stock Issued to Employees" and SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. SFAS No. 123(R) requires companies to measure the cost of employee services received in exchange for an equity-based award using the grant-date fair value. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. Liability-based awards, that is, where settlement will be made in cash rather than stock, will need to be re-measured to fair-value at each balance sheet date. The provisions of the revised statement are effective for financial statements issued by the Company for the first interim reporting period beginning after December 31, 2005. Accordingly, the Company will adopt it, effective, January 1, 2006. The Company will use the modified prospective method which requires companies to record compensation expense for all previously issued unvested stock options and restricted stock at the date of the initial adoption and any stock options or restricted stock issued after January 1, 2006. The Company currently uses the Black-Scholes valuation model to calculate compensation expense for stock options for current footnote disclosure purposes and will continue to use this model in determining future compensation expense. The Company expects compensation expense in 2006 to be approximately $3 million, an amount lower than that shown in prior years footnote disclosure because the number of employees has been reduced as a result of the sale of the Generics business.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). ARB 43 states that under some circumstances, items such as idle facility expense, excessive spoilage, freight and handling costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with early application permitted. The Company has evaluated the effects of Statement 151 and has determined that it would not have a material effect on the Company's financial statements.

3.  Discontinued Operations & Other Activities

     Sale of the Generics Business- On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business (the "Generics Business") to Actavis Group hf on a debt free and cash-free basis for $810,000. The net assets sold to Actavis Group hf, included the net assets of the Company's operations in China where legal restrictions have prevented the distribution of cash. The amount of cash so restricted is approximately $5,600. While the Company may receive a portion of these funds in 2006, the recorded gain from the sale of the Generics Business does not include this cash. In connection with the sale, the Company recognized a curtailment gain of $1,042 related to its pension plans, which was included in the gain on disposal.

     Sale of the French Subsidiary- On September 30, 2003, the Company sold its French subsidiary, which was previously reported as part of the Generics business, for $5,967. The net loss for this subsidiary for 2003 was $5,611 and is included in the Company's Consolidated Statement of Operations as Income/(Loss) from Discontinued Operations. Included in the 2003 loss are the write-off on sale of the remaining $6,239 of intangible assets and the goodwill write-off on sale of $2,360.

     Assets-held-for-sale - In the fourth quarter of 2005, as part of its overall restructuring plans which included the sale of the Generics Business, the Company commenced a process to dispose of its generic pharmaceutical telemarketing distribution business, ParMed Pharmaceuticals, Inc. ("ParMed"). On March 8, 2006, the Company reached a definitive agreement to sell ParMed for $40.1 million in cash. The sale has been approved by the Company's Board of Directors and is expected to close in the first quarter of 2006.

The following table details selected financial information for the Generics Business and ParMed, which have been classified as "Discontinued Operations":
Statements of Operations
	Years Ended December 31,
	2005	2004	2003*
Total revenues	$ 870,178	$ 826,151	$ 821,914
Cost of sales	580,683	587,730	571,538
Gross profit	289,495	238,421	250,376

Operating expenses	244,853	524,572	221,541

Operating income	44,642	(286,151)	28,835
Interest expense and amortization of debt issuance cost	(423)	(299)	(207)
Other income (expense), net	2,309	30,149	9,829
Income (loss) from discontinued operations before provision for income taxes	46,528	(256,301)	38,457
Provision for income taxes	10,194	11,673	10,954

Net income (loss) from discontinued operations	$ 36,334	$ (267,974)	$ 27,503

* Includes results of the French subsidiary, which was previously classified as discontinued operations.

The assets and liabilities of discontinued operations, including ParMed assets and liabilities held for sale are, as follows:
Balance Sheets

	December 31,
Assets of Discontinued Operations	2005	2004

Cash	$188	$ -
Accounts receivable, net	6,797	154,255
Inventories	4,727	211,818
Other current assets	111	8,913
Total current assets	11,823	374,986

Property, plant & equipment, net	2,365	219,392
Goodwill, net	3,358	361,452
Intangible assets, net	--	115,537
Other non-current assets	--	36,110
Total assets	$ 17,546	$1,107,477

Liabilities of Discontinued Operations

Account payable	$5,819	$98,730
Accrued expenses	1,202	104,681
Accrued other and deferred income tax	4,575	11,389
Total current liabilities	11,596	214,800

Deferred income taxes	457	22,939
Other non-current liabilities	--	9,813
Total liabilities	$ 12,053	$ 247,552

Other Activities

      Acquisition and disposal - Wynco, LLC On January 7, 2004, the Company purchased the outstanding 50% interest in its joint venture, Wynco, LLC ("Wynco"), an Animal Health distribution company. The purchase price was $4,331, approximately $900 of which is payable over three years, beginning on December 31, 2004. In connection with the acquisition, the Company assumed debt of approximately $6,677. The investment was previously recorded in accordance with the equity method, with the original 50% interest included in the Company's Consolidated Statement of Operations. As of the date of purchase, the Company consolidated the results of Wynco in the Consolidated Statement of Operations and included all related assets and liabilities in the Consolidated Balance Sheet. Wynco's first quarter 2004 revenues and operating losses were $19,169 and ($111), respectively. The Company considered this an immaterial acquisition.

      On March 30, 2004, the Company sold its 100% interest in this distribution company for $17,000. In connection with the sale, the Company recognized a charge within other income (expense) of $1,090 related to an intangible asset previously held. Excluding this charge, the Company has recognized a loss on the sale of $433. As part of the transaction, the Company entered into an Agency and Distribution Agreement and Logistics Services Agreement with the buyer. The operations of Wynco are not classified as Discontinued Operations, as the Company and Wynco had significant continuing involvement.

      Disposal-Aquatic Animal Health Group - In July 2004, the Company completed the sale of its Aquatic Animal Health Group ("Aquatic"). This business was included in the Animal Health segment and manufactures and markets vaccines primarily for use in immunizing farmed fish (principally salmon) worldwide.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", at June 30, 2004 an impairment loss of $9,474 was recognized in results of operations. In July, the sale was consummated. Through December 31, 2004, proceeds of approximately $4,400 were received and a net loss of $7,314 was recognized.

     The loss does not include a potential "earn out" of up to $2,900 that is contingently payable over three years through 2007, dependent on Aquatic's future profitability. As of December 31, 2005, no payments had been received and no income was recorded as part of the "earn out".

     The operations of Aquatic are not classified as discontinued operations, as the Company and Aquatic have significant continuing involvement. The Company and Aquatic will continue to manufacture certain products for each other for at least 3 years from the date of sale and the potential earn out is significant to the cash flows of Aquatic. The loss on the sale of Aquatics is reported in "Asset Impairments and Other" in the Consolidated Statement of Operations.

     The results of Aquatic operations included in the Animal Health segment for the years ended December 31, 2004 and 2003 are summarized, as follows:

	Years Ended December 31,
	2004	2003

Revenues	$7,044	$14,976
Operating loss, including impairments	$(10,330)	$(4,322)

4.  Reorganization, Refocus and other Actions

     During the last three years, the Company incurred severance related to actions in connection with management's reorganization and refocus to improve future operations. These charges are classified as Asset impairments and other within the Consolidated Statements of Operations. The Company has only included severance related to specific programs. Other severance charges not related to specific programs are not segregated from normal operations. A summary of severance charges recorded, by segment, for the last three years, is as follows:

Severance charges:	2005	2004	2003
API	$310	$823	$305
AH	84	300	3,786
Corporate	790	--	--
	$1,184	$1,123	$4,091

     A summary of liabilities for severance related actions in connection with management's reorganization and refocus is, as follows:

	Severance
	2005	2004
Balance, January 1,	$1,666	$6,463
Charges, net	453	351
	2,119	6,814

Payments	(675)	(5,160)

Translation adjustments	(167)	12

Balance December 31,	$1,277	$1,666

     The liabilities for severance are included in accrued expenses. The Company expects to settle the majority of these liabilities over the next 12 months.

     A summary of current liabilities recorded by the Animal Health segment which were established for 2002 closure and exit costs, and 2005 and 2004 related activity is, as follows:

	Other Closure and Exit Costs
	2005	2004

Balance, January 1,	$6,449	$13,637
Additions/(deletions)	304	(560)
	6,753	13,077

Payments	(1,306)	(6,461)

Translation adjustments	(37)	(167)

Balance December 31,	$5,410	$6,449

     The remaining balances as of December 31, 2005 are included in accrued expenses and primarily relate to contractually required demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next twelve months.

5.  Earnings Per Share (shares in thousands)

     A reconciliation of weighted average shares outstanding for basic to diluted shares outstanding used in the calculation of EPS is, as follows:

	For the years ended December 31,
	2005	2004	2003
Average shares outstanding-basic	52,526	52,060	51,606
Stock options	455	__--	404
Average shares outstanding-diluted	52,981	52,060	52,010

     The amount of dilution attributable to the stock options determined by the treasury stock method depends on the average market price of the Company's common stock for the year. For the years ended December 31, 2005, 2004 and 2003 stock options to purchase approximately 1,355, 1,860 and 1,915 shares, respectively, were not included because the option price was greater than the average price. Stock options had an anti-dilutive effect in 2004 and therefore stock options to purchase approximately 1,597 were not included in the diluted EPS calculation.

The numerator for the calculation of basic EPS is Net income (loss) for all periods. The numerator for the calculation of diluted EPS is Net income (loss) plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable. The effects of the 5.75% Convertible Subordinated Notes (the "05 Notes") were not included in the calculation of diluted EPS for the years ended December 31, 2005, 2004 or 2003 because the result was anti-dilutive. On April 1, 2005, the Company repaid the 05 Notes ($9,752 as of March 31, 2005). In addition, the effects of the 06 Notes were not included in the calculation of the diluted EPS for the years ended December 31, 2005, 2004 and 2003 because the result was anti-dilutive. On January 23, 2006, the Company paid off the balance due on the 06 Notes, including accrued interest, in the amount of $161,929.

6.  Accounts Receivable, Net

Accounts receivable consists of the following:

	December 31,
	2005	2004
Accounts receivable, trade	$82,475	$69,714
Other	9,188	3,778
	91,663	73,492
Less, allowance for doubtful accounts	765	1,156
	$ 90,898	$72,336

The allowance for doubtful accounts for the three years ended December 31, consists of the following:

	2005	2004	2003
Balance at January 1,	$1,156	$1,642	$2,059
Provision for doubtful accounts	358	(267)	(9)
Reduction for accounts written off	(550)	(261)	(188)
Translation and other	(199)	42	(220)
Balance at December 31,	$ 765	$1,156	$1.642

7.  Inventories

     Inventories consist of the following:

	December 31,
	2005	2004
Finished product	$49,857	$54,182
Work-in-progress	28,061	28,977
Raw materials	14,823	15,027
Total	$92,741	$98,186

  8.  Property, Plant and Equipment, Net

     Property, plant and equipment, net, consists of the following:

	December 31,
	2005	2004

Land	$ 6,096	$ 6,394
Buildings and building improvements	93,573	102,083
Machinery and equipment	293,883	283,693
Construction in-progress	6,271	25,199
	399,823	417,369
Less, accumulated depreciation	184,649	179,465
	$ 215,174	$ 237,904

     In connection with the Company's closing of plant facilities, the assets representing the fair value of Animal Health's Lowell and Terre Haute facilities totaling $4,325 as of December 31, 2005, are being held for sale, and are included in property, plant and equipment.

9.  Goodwill and Intangible Assets

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. Annual intangible asset amortization expense for the years 2006 through 2010 is currently estimated to be approximately $19,400, $18,300, $18,100, $17,900 and $17,900, respectively.

     Intangible assets and accumulated amortization are summarized, as follows:

Balance, December 31, 2003	$218,109

Additions	300
Amortization	(19,536)
Impairments (product rights)	(5,565)
Translation adjustment	1,873

Balance, December 31, 2004	195,181

Additions	3,297
Amortization	(19,693)
Write-off of intangibles on sale and impairments	(600)
Translation adjustment	(2,102)

Balance, December 31, 2005	$176,083

Accumulated amortization, December 31, 2004	$113,930
Accumulated amortization, December 31, 2005	$133,623

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the years ended December 31, 2004 and 2005, are as follows:

	BP	API	Total
Balance December 31, 2003	$115,219	$2,952	$118,171

Reduction of goodwill due to realization of pre-acquisition tax benefit	(1,246)	--	(1,246)
Translation adjustment	--	244	244

Balance December 31, 2004	113,973	3,196	117,169

Translation adjustment	--	(422)	(422)

Balance December 31, 2005	$113,973	$2,774	$116,747

     As required in the fourth quarter of 2005, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. The assessment utilized forecasted cash flows discounted at a rate of 10%.

10.  Long-Term Debt

Long-term debt consists of the following:
	2005	2004
Senior debt:
U.S. Dollar Denominated:
2001 U.S. Bank Credit Facility
Term A	$ --	$51,792
Term B	--	225,177
Revolving Credit	--	25,000
Other, foreign	25	--
	25	301,969
8.625% Senior Notes due 2011	220,000	220,000
Total senior debt	220,025	521,969

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	160,948	153,918
5.75% Convertible Subordinated Notes due 2005	-	9,752
Total subordinated debt	160,948	163,670

Total long-term debt	380,973	685,639
Less, current maturities	380,956	675,639
	$ 17	$10,000

     Balances at December 31, 2004 include the classification of certain long-term debt of $503,293 as current, due to violations of certain debt covenants at December 31, 2004, that served to make the associated debt obligations callable. In April and May 2005, the Company cured all such violations and accordingly, the associated debt obligations were no longer callable.

     During 2005, the Company generated significant cash flow from operations, which when combined with the net proceeds from the sale of its Generics Business in December 2005, allowed the Company to pay down a significant amount of its debt. Charges resulting from the write off of deferred loan costs resulting from such prepayments of debt totaled $7,989 and are included in Loss on extinguishment of debt within the Consolidated Statement of Operations. At December 31, 2005, the Company's 8.625% Senior Notes, due 2011, in the amount of $220,000, and its 06 Notes, due June 30, 2006, in the amount of $160,948 and certain international short-term debt of $35,713 were outstanding. The short-term international debt outstanding was repaid in January 2006. The Senior Notes and the Convertible Notes required a 30 day notice prior to redemption. On December 23, 2005, the Company gave notice to the Trustee's under both the Senior Notes and the Convertible Notes that it was irrevocably electing to redeem all such notes in accordance with the terms of the respective note indentures. On January 23, 2006, the Company paid off the balance due on both the 8.625% Senior Notes and 06 Notes including principal and accrued interest of $386,251 and call premium in the amount of $18,894.

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. The Company used $119,122 of this facility to repay and retire the 2001 U. S. Bank Credit Facility in October 2005. The Senior Secured Credit Facility was subsequently fully paid down in December 2005 with the proceeds from the sale of the Generics business. The asset-based, revolving loan availability was reduced to $75,000 and the term loan was cancelled.

     The Senior Secured Credit Facility is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of December 31, 2005, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company was to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

11.  Short-Term Debt

     Short-term debt consists of the following:

	December 31,
	2005	2004

Domestic	$ --	$16,000
Foreign	35,713	96
	$35,713	$16,096

     On December 28, 2005, Alpharma AS, a subsidiary of the Company, borrowed 30,000 EUR ($35,713) under a three month, short-term loan facility from DnB NOR Bank ASA. On January 3, 2006, the Company fully repaid this loan, including interest.

12.  Income Taxes

     Domestic and foreign income (loss) before taxes were $(10,576) and $54,354, respectively in 2005, $(68,763) and $71,466, respectively in 2004 and $(37,840) and $16,795 respectively in 2003. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision (benefit) for income taxes consists of the following:
	For the years ended December 31,
	2005	2004	2003
Current
Federal	$ 24,333	$ 4,246	$ 16,412
Foreign	11,824	16,520	5,592
State	2,372	1,805	2,708
	38,529	22,571	24,712

Deferred
Federal	(55,857)	22,151	(34,227)
Foreign	(1,726)	(678)	(1,420)
State	656	5,422	(481)
	(56,927)	26,895	(36,128)

Provision (benefit) for income taxes from continuing operations	(18,398)	49,466	(11,416)
Provision (benefit) for discontinued operations	10,194	11,673	10,954
Provision (benefit) for income taxes	$ (8,204)	$ 61,139	$ (462)

     A reconciliation of U.S. federal income taxes to tax provision for continuing operations follows:

	Years Ended December 31,
	2005	2004	2003

Statutory U.S. federal	$ 15,322	$ 946	$ (7,366)
State income tax, net of federal tax benefit	1,968	4,501	1,447
Lower taxes on foreign earnings, net	(9,243)	(7,467)	(2,041)
Tax credits	--	(1,108)	(1,159)
Non-deductible costs, principally impairment of intangibles related to acquired companies	--	1,962	144
Section 965 tax on repatriation	28,564	--	--
Change in valuation allowance	(52,121)	59,534	1,110
Other, net	(2,888)	(8,902)	(3,551)
Tax provision, continuing operations	$ (18,398)	$ 49,466	$ (11,416)

Deferred tax assets (liabilities) are comprised of the following:
	Years Ended December 31,
	2005	2004

Accelerated depreciation and amortization for income tax purposes	$(18,468)	$(47,130)
Excess of book basis of acquired assets over tax basis	--	(309)
Difference between inventory valuation methods used for book and tax purposes	290	(1,707)
Other	(4,112)	(77)
Gross deferred tax liabilities	(22,290)	(49,223)

Accrued liabilities and other reserves	30,686	55,145
Pension liabilities	6,334	4,057
Loss carryforwards and tax credits	94,717	90,152
Deferred compensation	--	880
Deferred income	--	1,263
Other	1,345	6,878
Gross deferred tax assets	133,082	158,375

Deferred tax assets valuation allowance	(49,040)	(103,251)

Net deferred tax assets (liabilities)	$61,752	$5,901

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2004, the Company had recorded significant U.S. federal deferred tax assets for which it had provided a full valuation allowance given that it was not considered to be "more likely than not" that these deferred tax assets would be realized. At December 31, 2005, the Company made the decision to reverse the remaining valuation allowance because it now believes that it is "more likely than not" that these assets will be realized. The Company's cash flow generated throughout 2005, including the net proceeds from the sale of the Generics Business, enabled the Company to pay off all of its domestic debt by January 23, 2006 which in turn, will serve to eliminate related interest expense, thereby increasing future profitability. In addition, it is expected that the remaining domestic business segments, which have been profitable for the past three years, will continue to be profitable.

     The Company has state loss carryforwards in several states which are available to offset future taxable income. The Company has recognized a deferred tax asset related to these loss carryforwards. Based on analysis of current information, which indicated that it is not more likely than not that the state losses will be realized, a valuation allowance has been established for $15,124 of these loss carryforwards.

Gross deferred tax liabilities of $3,822 and $1,707 are included within accrued and deferred income taxes, at December 31, 2005 and 2004, respectively. Non-current deferred income taxes amount to $18,468 and $47,516 at December 31, 2005 and 2004, respectively. Current deferred tax assets are included within prepaid expenses and other current assets and, net of valuation allowance, amount to $32,031 and $0 at December 31, 2005 and 2004, respecitively. Other assets and deferred charges include deferred tax assets, net of valuation allowances, of $52,011 and $55,123 as of December 31, 2005 and 2004, respectively.

     The following table summarizes the U.S. federal, state and foreign tax loss and tax credit carryforwards, and the corresponding valuation allowances, as of December 31, 2005:
Description	Gross NOL	Asset	Valuation Allowance	Expiration
Federal net operating losses	$152,656	$53,430	$ --	2021 to 2024
State net operating losses	364,151	15,124	15,124	2009 to 2024
Foreign net operating losses	45,364	12,702	11,812	2005 to Unlimited
Research credit	N/A	7,006	7,006	2021 to 2024
Capital loss carryforward	N/A	6,455	6,455	2010
Total		$94,717	$40,397

     Federal income tax returns for all years after 2002 are still subject to audit by the Internal Revenue Service. The provisions for unpaid foreign, U.S., federal and state and local income taxes reflected in the consolidated balance sheet are adequate to cover assessments which might result from examinations to be made by the respective tax jurisdictions.

     The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act provided for a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by allowing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. At December 31, 2004, the Company had not determined whether or to what extent it would repatriate any foreign earnings under the Act and therefore did not accrue any taxes in 2004. In 2005, the Company made a decision to repatriate foreign earnings of $497,000 under the Act. The tax impact of repatriating this $497,000 is approximately $28,600 and is included in the provision for income taxes.

13.  Pension Plans and Postretirement Benefits

Domestic:

     The Company maintains two qualified noncontributory, defined benefit pension plans covering the majority of its U.S. (domestic) employees: the Alpharma Inc. Pension Plan and the frozen Faulding Inc. Pension Plan. The liabilities associated with these Plans were retained by the Company in connection with the sale of the Generics Business. The benefits are based on years of service and the employee's highest consecutive five years compensation during the last ten years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the Plan assets will approximate the accumulated benefit obligation ("ABO"). The plan assets are held under two custodians and two investment managers. Plan assets are invested in equities, government securities and bonds. In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to certain employees.

     The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired eligible employees are required to contribute for coverage as if they were active employees.

     The postretirement transition obligation as of January 1, 1993 of $1,079 is being amortized over twenty years. The discount rate used in determining the 2005, 2004 and 2003 expense was 5.75%, 6.00% and 6.25%, respectively. The health care cost trend rate was 8% for 2006, declining to 5% for 2010, remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.

Benefit Obligations

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2005	2004	2005	2004

Projected benefit obligation at beginning of year	$ 48,045	$ 44,160	$ 2,967	$ 3,364
Service cost	3,799	4,645	90	78
Interest cost	3,062	2,977	240	192
Plan participants' contributions	--	--	70	67
Actuarial (gain) loss	1,687	(2,760)	1,192	(390)
Benefits paid	(765)	(977)	(303)	(344)
Plan amendments	--	--	(64)	--
Curtailment	(4,485)	--	--	--
Special termination benefits	566	--	--	--
Projected benefit obligation at end of year	$ 51,909	$ 48,045	$ 4,192	$ 2,967

     The accumulated benefit obligation for the pension plans at the end of 2005 and 2004 was $47,593 and $37,765, respectively.  The accumulated postretirement benefit obligation for plans at the end of 2005 and 2004 was $4,192 and $2,967, respectively.

     The Company uses a measurement date of December 31 for its pension plans and other postretirement plans.

Plan Assets

	Pension Benefits		Postretirement Benefits
Change in plan assets	2005	2004	2005	2004
Fair value of plan assets at beginning of year	$ 34,091	$ 28,964	$ --	$ --
Actual return on plan assets	659	2,059	--	--
Employer contribution	4,012	4,045	233	277
Plan participant contributions	-	--	70	67
Benefits paid	(765)	(977)	(303)	(344)
Fair value of plan assets at end of year	$ 37,997	$ 34,091	$ --	$ --

     Employer contributions and benefits paid in the above table for the pension plans primarily include those amounts contributed directly to, or paid directly from plan assets.

     The asset allocation for the Faulding Inc. Pension Plan was 60% equities and 40% debt securities at the end of 2005 (Fair Value of Plan assets were $8,056). The asset allocation for the Alpharma Inc. Pension Plan at the end of 2005 and 2004, and the target allocation for 2006, by asset category, follows.
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2006	2005	2004

Equity Securities	75%	73%	75%
Debt Securities	20%	20%	20%
Cash	5%	7%	--
Other	--	--	5%
Total	100%	100%	100%

     The investment strategy for pension plan assets is to invest in a diversified, professionally managed portfolio of equity and fixed income investments. Equities are typically selected from the S&P 500 in proportion to the S&P 500's sector weightings. Fixed income investments consist of government bonds, high quality corporate bonds and mortgage backed securities.

The fair value of plan assets for these plans is $37,997 and $34,091 at the end of 2005 and 2004, respectively. The expected long-term rate of return on these plan assets was 8.00% in 2005 and 8.75% in 2004.

Funded Status

     The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net liability recognized for the years ended December 31, 2005 and 2004.

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Funded status	$ (13,912)	$ (13,955)	$ (4,192)	$ (2,967)
Unrecognized net actuarial loss	8,676	10,015	2,206	1,168
Unrecognized net transition obligation	--	--	23	26
Unrecognized prior service cost (benefit)	(120)	(337)	(482)	(542)
Accrued benefit cost	$ (5,356)	$ (4,277)	$ (2,445)	$ (2,315)

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
End of Year
Prepaid benefit cost	$ 609	$ 455	$ --	$ --
Accrued benefit cost	(5,965)	(4,732)	(2,445)	(2,315)
Additional minimum liability	(4,239)	--	--	--
Accumulated other comprehensive income	4,239	--	--	--
Net amount recognized	$ (5,356)	$ (4,277)	(2,445)	$ (2,315)

     At the end of 2005 and 2004 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:
End of Year	2005	2004

Projected benefit obligation	$(51,909)	$(48,045)
Accumulated benefit obligation	(47,593)	(37,765)
Fair value of plan assets	37,997	34,091
Unfunded accumulated benefit obligation	$(9,596)	$(3,674)

     Expected Cash Flows

Information about expected cash flows for the plans follows:

Employer Contributions
	Pension Benefits	Postretirement Benefits
2006 Expected	$ 4,000	$ 202

Expected Benefit Payments

2006	$ 825	$ 202
2007	1,003	210
2008	1,176	207
2009	1,364	221
2010	1,653	244
2011 - 2015	13,698	1,428

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Weighted-average assumptions used to determine obligations as of December 31
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.75%	N/A	N/A
Rate of compensation increase	4.50%	4.25%	N/A	N/A

     The expected rate of return on plan assets was determined by applying the Company's target asset allocations to long-term historical rates of return, which are compared to the current investment management plan.

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$3,799	$4,645	$3,982	$ 90	$78	$100
Interest cost	3,062	2,977	2,609	240	192	225
Expected return on plan assets	(2,702)	(2,574)	(1,759)	--	--	--
Net amortization of transition obligation	--	6	30	3	3	3
Amortization of prior service cost	(67)	(67)	(78)	(125)	(125)	(125)
Recognized net actuarial (gain) loss	583	550	569	154	68	112
Net periodic benefit cost	$ 4,675	$5,537	$5,353	$362	$216	$ 315

Weighted-average assumptions used to determine net cost	Pension Benefits		Postretirement Benefits
	2005	2004	2005		2004
Discount rate	6.00%	6.25%	6.00%		6.25%
Expected return on plan assets	8.00%	8.75%	N/A		N/A
Rate of compensation increase	4.50%	4.25%	N/A		N/A

     In accordance with SFAS No. 87, "Employers' Accounting for Pensions", the Company has included approximately $4,239 and $(283) within other comprehensive income as of December 31, 2005 and December 31, 2004, respectively, for the change in additional minimum pension liability.

     The Company and its domestic subsidiaries also have two defined contribution plans, one qualified and one non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 25%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $2,600 in 2005 and $2,300 in 2004 and 2003.

     The Company has an unfunded benefit for selected executives (Supplemental Pension Plan) that provides for the payment of benefits upon retirement or death. Accrued costs included in the Consolidated Balance Sheets as of December 31, 2005 and 2004 are $4,894 and $4,893, respectively. Expense (credit) charged to operations during the years ended December 31, 2005, 2004, and 2003 was approximately $595, $(24) and $613, respectively.

International:

     The liabilities associated with the Company's Norwegian subsidiary defined benefit plan was retained by the Company in connection with the sale of the Generics Business. This subsidiary has a defined benefit plan which is available to a majority of employees. Pension plan contributions from the Company and the participants are paid to independent trustees and invested in fixed income and equity securities in accordance with local practices. The pension plan information is as follows:

Benefit Obligations

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$ 52,220	$51,119
Service cost	3,203	3,450
Interest cost	2,268	2,463
Curtailment	(11,384)	--
Actuarial (gain)/loss	(2,154)	(8,135)
Benefits paid	(1,472)	(1,414)
Translation adjustment	(5,073)	4,737
Benefit obligation at end of year	$37,608	$ 52,220

Plan Assets

	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$ 27,672	$ 23,715
Actual return on plan assets	1,587	1,065
Employer contributions	3,442	1,221
Benefits paid	(950)	(879)
Curtailment	(4,702)	--
Actuarial (gain)/loss	(234)	--
Translation adjustment	(2,885)	2,550
Fair value of plan assets at end of year	$23,930	$ 27,672

	2005	2004
Funded status	$ (13,678)	$ (24,548)
Unrecognized net actuarial loss	(212)	5,657
Unrecognized transitional obligation	109	369
Unrecognized prior service cost	1,206	3,317
Additional minimum liability	(635)	(2,585)
Accrued benefit cost	$ (13,210)	$ (17,790)

     At the end of 2005 and 2004 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were as follows:
	2005	2004
End of Year
Projected benefit obligation	$ (37,608)	$ (52,220)
Accumulated benefit obligation	(30,510)	(39,358)
Fair value of plan assets	23,930	27,672
Unfunded accumulated benefit obligation	$ (6,580)	$ (11,686)

	2005	2004
Weighted-average assumptions at year-end:
Discount rate	4.7%	4.7%
Expected return on plan assets	5.7%	5.7%
Rate of compensation increase	3.5%	3.5%

Net Periodic Cost

	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$ 3,203	$ 3,450	$ 2,639
Interest cost	2,268	2,463	2,155
Expected return on plan assets	(1,587)	(1,515)	(1,590)
Amortization of transition obligation	87	103	98
Amortization of prior service cost	244	266	253
Recognized net actuarial loss	68	303	-
Net periodic benefit cost	$4,283	$5,070	$ 3,555

14.  Transactions with A. L. Industrier ASA

	Years Ended December 31,
	2005	2004	2003
Sales to and commissions received from A. L. Industrier ASA	$ --	$ --	$506

Compensation received for management services rendered to A. L. Industrier ASA	$ 61	$148	$423

Inventory purchased from and commissions paid to A. L. Industrier ASA	$ --	$ --	$ 9

Rent expense	$372	$338	$340

    In 2003, the Company and Industrier had an administrative service agreement whereby the Company provides management services to Industrier. The agreement provided for payment equal to the direct and indirect cost of providing the services subject to a minimum amount. Effective January 1, 2004, the Company and Industrier entered into a new administrative service agreement whereby the Company provides management services and rents space to Industrier. The agreement provided for payment of a fixed yearly fee of approximately $146. This agreement was approved by the Company's Audit and Corporate Governance Committee. Effective January 1, 2005, the Company and Industrier entered into a new administrative service agreement whereby the Company provides limited administrative services to Industrier. The new agreement replaced and reduced amounts due under the previous agreement. The 2005 agreement provides for payment of a fixed yearly fee of approximately $60.

    In connection with the agreement to purchase Alpharma Oslo, Industrier retained the ownership of the Skøyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20-year term and is renewable at the then fair rental value at the option of the Company for four consecutive five year terms.

    In 2002, the Company signed a net lease agreement with Industrier that provides for the leasing of a parking lot at the Skoyen Facility through an initial term of October 2014 with the possibility of four consecutive five-year renewal terms. The annual rental is 2.4 million Norwegian Kroner (approximately $372 at 2005 average exchange rates).

    In January 2003, the Company divested its Norwegian vitamin business to Nopal, a subsidiary of Industrier, for approximately $3,300. The divestiture was a transaction between companies under common control and accordingly, the gain on the sale was accounted for as a capital transaction net of related taxes ($2,267 net increase to Additional Paid-in Capital).

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

SEC Investigation

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. The SEC has engaged in deposition and document discovery.

Chicken Litter Litigation

     The Company is one of the multiple defendants that has been named in several lawsuits which allege that one of its AH products causes chickens to produce manure that contains an arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has provided notice to its insurance carriers and its primary insurance carriers have responded by accepting their obligations to defend or pay the Company's defense costs, subject to reservation of rights to later reject coverage for these lawsuits. In addition, one of the Company's carriers has filed a Declaratory Judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to the Company among the Company's several insurance carriers and, to the extent the Company does not have full insurance coverage, to the Company. In addition, this Declaratory Judgment action requests that the Court rule that certain of the carrier's policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies.

     In addition to the potential for personal injury damages to the approximately 140 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. Discovery is substantially complete with respect to the first trial which is scheduled for September 2006. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23.3 million in 2004 and $23.1 million in 2005.

Brazilian Tax Claims

     The Company is the subject of several tax claims which aggregate approximately $10.0 million by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

     The environmental authorities having jurisdiction over the Copenhagen and Oslo plants of the Company have given the Company notice of revised waste discharge requirements which will require plant alterations or modifications for compliance. While the Company does not believe that the cost of these alterations or modifications will be material to the Company, the failure or inability to comply with applicable regulations and discharge requirements could result in administrative actions affecting production at these facilities which could be materially adverse to the Company.

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

     Any further responsibility for substantially all of the material contingent liabilities related to the Generics Business have has been transferred to Actavis or entities owned by Actavis; subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. In addition, the Company has retained certain specified liabilities which the Company believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generic Business transferred to Actavis in the event Actavis fails to or is unable to satisfy such liabilities.

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

16.  Leases

    Rental expense under operating leases for the years ended December 31, 2005, 2004 and 2003 was $5,074, $4,581 and $4,673, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are as follows:

Years Ending December 31,
2006	$ 3,599
2007	1,235
2008	566
2009	292
2010	236
Thereafter	604
$ 6,532

17.  Stockholders' Equity

    The holders of the Company's Class B Common Stock (totally held by A. L. Industrier ASA at December 31, 2005), are entitled to elect 66 2/3% of the Board of Directors of the Company and may convert each share of Class B Common Stock held into one fully paid share of Class A Common Stock. Whenever the holders of the Company's Common Stock are entitled to vote as a combined class, each holder of Class A and Class B Common Stock is entitled to one and four votes, respectively, for each share held.

     The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 75,000,000; and the number of authorized shares of Class B Common Stock is 15,000,000.

A summary of activity in common and treasury stock is as follows:

	2005	2004	2003
Class A Common Stock Issued
Balance, January 1,	41,277,761	40,483,818	39,895,214
Exercise of stock options and other	762,067	199,565	209,098
Restricted stock issued, net of forfeitures	245,991	350,430	154,754
Employee stock purchase plan	247,774	243,948	224,752
Balance, December 31,	42,533,593	41,277,761	40,483,818

Class B Common Stock Issued

Balance, January 1 and December 31,	11,872,897	11,872,897	11,872,897

Treasury Stock (Class A)

Balance, January 1,	328,658	320,734	320,734
Purchases	--	7,924	--
Balance, December 31,	328,658	328,658	320,734

     During 2005, 2004 and 2003, the Company issued 328,490, 370,550 and 154,754 shares of restricted stock, respectively. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to unearned compensation in Stockholders' Equity and amortized to expense over the requisite vesting periods. Compensation expense related to restricted stock was $4,320 in 2005, $3,067 in 2004 and $326 in 2003. A summary of restricted stock activity is as follows:
	2005	2004

Outstanding awards - beginning of year	505,184	154,754
New awards granted	328,490	370,550
Restricted shares forfeited	(82,499)	(20,120)

Outstanding awards - end of year	751,175	505,184

Weighted average market value of new awards on award date	$12.85	$18.31

18.  Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading:

Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.
Interest rate agreements	Occasional	Entered into selectively to fix interest rate for specified periods on variable rate long-term debt.

     At December 31, 2005 and 2004, the Company had forward foreign exchange contracts outstanding with a notional amount of approximately $126,973 and $255,850, respectively. These contracts called for the exchange of Scandinavian and other European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2006 and the unrealized gains and losses are not material. The Company does not account for these transactions as hedges under SFAS 133.

     Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt other than the subordinated notes approximates fair value because a significant portion of the underlying debt is at variable rates and reprices frequently. The fair value of the 2005 and 2006 subordinated notes is based on the bid price of the notes, which are publicly traded. The fair value of the 2011 senior notes, which are not publicly traded, have been calculated based on comparable market yields at December 31, 2005 and December 31, 2004, respectively. The estimated fair value of the subordinated notes at December 31, 2005 and 2004 was as follows:

	2005	2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
5.75% Convertible Subordinated Notes due 2005	$ --	$ --	$9,752	$9,813

3% Convertible Senior Subordinated Notes due 2006	$160,948	$161,399	$153,918	$151,369

8.625% Senior Notes due 2011	$220,000	$238,894	$220,000	$229,482

19.  Stock Options and Employee Stock Purchase Plan

    Prior to May 19, 2003, the Company granted options to key employees to purchase shares of Class A Common Stock under the 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"). The maximum number of Class A shares available for grant under the Plan was 8,000,000. In addition, the Company had a Non-Employee Director Option Plan (the "Director Plan") which provided for the issue of up to 350,000 shares of Class A Common stock. The exercise price of options granted under the Plan could not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expired from three to ten years after the grant date. Generally, options were exercisable in installments of 25% beginning one year from date of grant. The Plan permitted a cash appreciation right to be granted to certain employees. Included in options outstanding at December 31, 2005, are options to purchase 15,625 shares with cash appreciation rights, all of which are exercisable. If an option holder ceased to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which were not vested at the date of termination were forfeited.

    On May 19, 2003, the Company's stockholders approved the Alpharma Inc. 2003 Omnibus Incentive Compensation Plan (the "Incentive Compensation Plan"). The Incentive Compensation Plan permits stock option grants, stock appreciation rights grants ("SARs"), annual incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance units grants, and cash awards. Upon adoption of the Incentive Compensation Plan, no additional options were granted under the previously existing plans and all shares reserved under these existing plans were returned to the Company's supply of authorized but unissued shares, not reserved for any purpose, although outstanding options granted pursuant to the previously existing plans will remain outstanding. Upon adoption, the maximum number of Class A shares available for grant under the Incentive Compensation Plan was 4,750,000 and the number of shares that were permitted to be issued for Awards other than stock options or SARS (both with a grant price equal to at least fair market value at date of grant), were not to exceed a total of 2,000,000 shares. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2005, there were 3,153,425 shares available for future grant under all plans.

The table below summarizes the activity of the Plan:

	Options Outstanding	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
Balance at
December 31, 2002	4,220,335	$20.57	970,023	$30.58
Granted in 2003(1)	427,900	$17.78
Forfeited in 2003	(494,541)	$20.02
Exercised in 2003	(212,356)	$10.67
Balance at December 31, 2003	3,941,338	$20.85	1,911,398	$25.29
Granted in 2004(1)	383,710	$19.72
Forfeited in 2004	(671,301)	$22.44
Exercised in 2004	(196,887)	$12.31
Balance at December 31, 2004	3,456,860	$20.85	2,091,857	$23.78
Granted in 2005(1)	203,400	$13.36
Forfeited in 2005	(439,028)	$20,87
Exercised in 2005	(794,239)	$15.69
Balance at December 31, 2005	2,426,993	$21.90	1,826,167	$24.01

     All options granted in 2003, 2004 and 2005 were with exercise prices equal to fair market value of Class A stock on the date of grant.

    The following table summarizes information about stock options outstanding at December 31, 2005:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price

$8.54 - $14.44	770,267	6.39	11.96	476,733	11.91
$15.85 - $20.98	635,197	7.03	18.09	346,405	17.79
$21.05 - $32.25	696,517	3.52	28.22	678,017	28.36
$35.00 - $62.56	325,012	0.87	39.33	325,012	39.33

$8.54 - $62.56	2,426,993	5.00	21.90	1,826,167	24.01

     The Company's 2003 Omnibus Incentive Compensation Plan provides for the issuance of performance units that are valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business which made the peer group comparison no longer relevant, the Company, with the approval of the Board, terminated the plan effective December 18, 2005. Prior to terminating the plan, the Company fixed the final payout at $100 per unit. A total of 95,082 performance units were granted in 2004 and 73,605 in 2005. The final cost of the plan was $8,968 of which $2,869 was for Generics employees and was paid out on a prorated basis in December 2005. The balance of the cost, which was for non-generics employees, amounted to $6,099 and will be paid out at the end of the plan's original three year vesting periods; December 31, 2006 and 2007, respectively. This cost will be amortized to expense over the remaining service period. In 2006, the cost is estimated to be approximately $5,000.

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at fair market value. The Company matches these contributions with an additional contribution equal to 50% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $1,400, $1,500, and $1,400 in 2005, 2004 and 2003, respectively, and are included within operating income.

20.  Supplemental Data

Other assets and deferred charges at December 31 include:
	2005	2004

Capitalized software cost, net of amortization	$ 11,223	$ 11,883
Deferred borrowing costs, net of amortization	1,641	8,848
Supplemental Savings Plan	6,977	6,410
Unfunded ABO	635	2,585
Deferred tax assets	52,011	55,123
Other	122	(54)
	$ 72,609	$ 84,795

	Years Ended December 31,
	2005	2004	2003

Depreciation expense	$47,413	$ 51,745	$ 49,681
Amortization expense	43,781	44,658	45,520
Interest cost incurred:
Interest expense	46,967	56,025	59,476
Amortization of loan costs	2,168	2,737	3,941
Subtotal	49,135	58,762	63,417
Capitalized interest	610	405	167
Interest cost incurred	$49,745	$ 59,167	$ 63,584

Asset impairment and other:
Loss on sale of Aquatic Animal Health Group	$--	$ 9,987	$ --
Severance as a result of reorganization	1,184	1,123	4,091
	$1,184	$11,110	$4,091

Other income (expense), net:
Interest income	$ 1,385	$ 780	$ 48
Foreign exchange gains (losses), net	2,763	1,574	2,365
Litigation/insurance settlements	--	--	1,200
Income from Wynco, carried at equity	--	--	335
Loss on sale of Wynco	--	(1,523)	--
Other, net	1,943	407	(1,338)
	$ 6,091	$ 1,238	$ 2,610

Supplemental cash flow information:

	2005	2004	2003
Cash paid for interest (net of amount capitalized)	$42,216	$ 48,089	$ 54,923
Cash paid for income taxes (net of refunds)	$20,293	$ 11,564	$ 2,935

Other non-cash operating activities:

Goodwill impairment	$ 815	$ 260,000	$ -
Fixed asset impairments	624	19,181	-
Inventory impairments	1,319	6,995	-
Intangible asset impairments	601	4,450	-
Other non-cash asset write-downs	88	1,528	-
Restricted stock amortization	4,320	3,067	326
Loss on early extinguishment of debt	7,989	2,795	6,909
Loss on sale of Aquatics business	--	9,987	-
Undistributed earnings of equity subsidiary	--	-	(78)
	$15,756	$ 308,003	$ 7,157

21.  Information Concerning Business Segments and Geographic Operations

    The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated includes corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to the implementation of a company-wide Enterprise Resource Planning System and the amortization of restricted stock. Eliminations include inter-segment sales. Geographic revenues represent sales to third parties by country in which the selling legal entity is domiciled. Operating assets directly attributable to business segments are included in identifiable assets (i.e. sum of accounts receivable, inventories, net property, plant and equipment and net intangible assets). Operating assets for BP do not include manufacturing property, plant and equipment but do include an allocation of goodwill based on relative fair values as of the first quarter of 2004. Cash, prepaid expenses, and other corporate and non-allocated assets are included in unallocated. Discontinued operations include the Generics Business and the ParMed. For geographic reporting, long-lived assets include net property, plant and equipment and net intangibles. Segment data includes immaterial inter-segment revenues. AH revenues for the year ended December 31, 2005 include two products that individually account for more than 10% of consolidated revenues; Chlorotetracyline ($102,808) and BMD ($57,098). No customer accounts for more than 10% of consolidated revenues.

	Total Revenue	Operating Income	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2005
BP	$ 101,579	$ 23,582	$ 208,371	$ 7,963	$ 907
API	138,355	52,419	139,073	11,100	7,697
AH	325,065	66,279	329,216	18,890	5,090
Unallocated & Eliminations	(11,382)	(47,469)	921,399	5,874	8,505
Discontinued Operations	--	--	17,358	47,367	16,740
	$ 553,617	$ 94,811	$ 1,615,417	$ 91,194	$ 38,939

2004
BP	$ 62,399	$ 6,452	$ 198,220	$ 7,770	$ 696
API	143,199	72,772	155,109	9,508	25,723
AH	314,642	24,810	329,870	20,206	5,057
Unallocated & Eliminations	(6,911)	(41,012)	248,936	7,616	1,723
Discontinued Operations	--	--	1,107,477	51,303	16,107
	$ 513,329	$ 63,022	$ 2,039,612	$96,403	$49,306
2003
BP	$ 65,258	$ 21,971	$ 198,484	$ 7,738	$ 459
API	124,485	65,651	132,385	7,683	13,059
AH	295,706	20,133	407,590	20,772	3,985
Unallocated & Eliminations	(5,982)	(38,893)	236,460	11,791	6,756
Discontinued Operations	--	--	1,367,228	47,217	18,360
	$ 479,467	$ 68,862	$ 2,342,147	$ 95,201	$ 42,619

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2005	2004	2003	2005	2004	2003

United States	$ 421,600	$ 368,400	$ 334,500	$343,600	$362,034	$406,311
Norway	10,200	18,600	22,400	19,000	23,897	33,787
Denmark	33,500	24,300	17,700	84,700	80,234	63,266
Other	88,317	102,029	104,867	60,704	84,089	85,676
	$553,617	$513,329	$ 479,467	$508,004	$550,254	$ 589,040

22.  Selected Quarterly Financial Data (unaudited)
2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Full Year

Total Revenue	$ 124,093	$ 137,639	$ 135,525	$ 156,360	$ 553,617

Gross Profit	$ 73,678	$ 83,926	$ 83,285	$ 95,365	$ 336,254

Net Income (loss)	$ 8,814	$ 20,026	$ 17,849	$ 87,080	$ 133,769

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (b)	Full Year

Total Revenue	$ 126,967	$ 126,915	$ 127,163	$ 132,284	$ 513,329

Gross Profit	$ 67,804	$ 72,401	$ 73,207	$ 81,205	$ 294,617

Net Income (loss)	$ (3,142)	$ 594	$ (4,668)	$(307,521)	$(314,737)

a) In the fourth quarter of 2005, the Company reversed its U.S. deferred tax valuation allowance given its current and expected profitability, resulting in a tax benefit of $52,121. In addition, the Company recognized a gain on the sale of the Generics business of $35,259.

b) The fourth quarter of 2004 includes an income tax charge of approximately $59,500 to establish a valuation allowance for net U.S. deferred tax assets.

23.  Guarantor and Nonguarantor Condensed Consolidated Financial Information

     On December 23, 2005, the Company irrevocably notified the Note Trustees that it would redeem the full amount oustanding of its Senior Unsecured Notes due 2011, plus accrued interest and call premium on January 23, 2006. Subsequently, on January 23, 2006, the Company paid the full amount required. The following financial information is presented because the Company's Senior Unsecured Notes due 2011 were outstanding on December 31, 2005.

At December 31, 2005, the parent and certain of its wholly-owned subsidiaries were guarantors under the Senior Unsecured Notes due 2011 from non-guarantor subsidiaries. The guarantors jointly and severally, and fully and unconditionally, guaranteed the Company's obligation under the Notes. The consolidating financial information to follow presents the consolidating balance sheet as of December 31, 2005 and December 31, 2004 and the related consolidating statements of operations and cash flows for the twelve months ended December 31, 2005, 2004 and 2003 for:

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

ALPHARMA INC.
Consolidating Balance Sheet
December 31, 2005
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$736,480	$5,283	$58,247	$--	$800,010
Accounts receivable, net	51,026	12,731	27,141	--	90,898
Inventories	50,633	617	50,762	(9,271)	92,741
Prepaid expenses and other	29,929	884	8,866	1,896	41,575
Assets of discontinued operations	--	11,823	--	--	11,823
Intercompany receivables	262,548	422,008	1,464,484	(2,149,040)	--
Total current assets	1,130,616	453,346	1,609,500	(2,156,415)	1,037,047

Property, plant & equipment, net	107,187	20,726	87,261	--	215,174
Goodwill	--	113,973	2,774	--	116,747
Intangible assets, net	38,676	63,014	74,393	--	176,083
Investment in subsidiaries	79,599	472,741	--	(552,340)	--
Assets of discontinued operations	--	5,723	--	--	5,723
Other assets and deferred charges	60,850	10,330	1,429	--	72,609
Total assets	$1,416,928	$1,139,853	$1,775,357	$(2,708,755)	$1,623,383

Current liabilities:
Short term debt	$--	$--	$35,713	$--	$35,713
Long term debt, current portion	380,948	--	8	--	380,956
Accounts payable and accrued expenses	100,589	30,284	45,240	(372)	175,741
Accrued and deferred income taxes	10,576	26,857	21,007	2,811	61,251
Liabilities of discontinued operations	--	11,596	--	--	11,596
Intercompany payables	(240)	693,883	1,454,149	(2,147,792)	--
Total current liabilities	491,873	762,620	1,556,117	(2,145,353)	665,257

Long term debt:
Senior	--	--	17	--	17
Liabilities of discontinued operations	--	457	--	--	457
Deferred income taxes	--	12,738	5,730	--	18,468
Other non-current liabilities	6,977	--	14,129	--	21,106

Stockholders' equity:
Class A Common Stock	8,507	193,272	2,075	(195,347)	8,507
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,095,520	(92,213)	1,252,908	(1,160,695)	1,095,520
Deferred stock cost	(5,395)	--	--	--	(5,395)
Parent Equity	--	200,662	789	(201,451)	--
Retained earnings	(223,137)	62,317	(1,087,731)	1,025,414	(223,137)
Accumulated other comprehensive loss	47,852	--	31,323	(31,323)	47,852
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	918,078	364,038	199,364	(563,402)	918,078
Total liabilities & stockholders' equity	$1,416,928	$1,139,853	$1,775,357	$(2,708,755)	$1,623,383

ALPHARMA INC.
Consolidating Balance Sheet
December 31, 2004
(in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Current assets:
Cash and cash equivalents	$1,614	$(157)	$103,755	$ --	$105,212
Accounts receivable, net	32,851	9,134	30,351	--	72,336
Inventories	51,997	2,441	54,467	(10,719)	98,186
Prepaid expenses and other	33,239	(18,634)	3,984	2,763	21,352
Assets of discontinued operations	--	--	--	--	--
Intercompany receivables	1,972,659	700,973	1,193,641	(3,867,273)	--
Assets of discontinued operations	--	226,158	148,828	--	374,986
Total current assets	2,092,360	919,915	1,535,026	(3,875,229)	672,072

Property, plant & equipment, net	112,353	22,268	103,283	--	237,904
Goodwill	4,475	112,969	1,945	(2,220)	117,169
Intangible assets, net	40,960	71,230	82,991	--	195,181
Investment in subsidiaries	112,319	534,611	--	(646,930)	--
Other assets and deferred charges	30,528	18,991	35,276	--	84,795
Assets of discontinued operations	___--	248,627	483,864	___--	732,491
Total assets	$2,392,995	$1,928,611	$2,242,385	$(4,524,379)	$2,039,612

Current liabilities:
Short term debt	$ --	$16,000	$ 96	$ --	$16,096
Long term debt, current portion	373,670	301,969	--	--	675,639
Accounts payable and accrued expenses	60,387	11,336	27,457	2,430	101,610
Accrued and deferred income taxes	6,248	209	25,804	--	32,261
Intercompany payables	1,092,428	1,603,303	1,171,542	(3,867,273)	--
Liabilities of discontinued operations	--	139,204	75,596	--	214,800
Total current liabilities	1,532,733	2,072,021	1,300,495	(3,864,843)	1,040,406

Long term debt:
Senior	--	--	--	--	--
Convertible subordinated notes	10,000	--	--	--	10,000
Deferred income taxes	(39,790)	69,860	17,446	--	47,516
Other non-current liabilities	6,410	--	18,886	--	25,296
Liabilities of discontinued operations	--	7,099	25,653	--	32,752

Stockholders' equity:
Class A Common Stock	8,256	--	--	--	8,256
Class B Common Stock	2,375	--	--	--	2,375
Additional paid-in-capital	1,073,921	12,347	490,547	(502,894)	1,073,921
Deferred stock cost	(7,443)	--	--	--	(7,443)
Retained earnings	(347,425)	(232,716)	246,104	(13,388)	(347,425)
Accumulated other comprehensive loss	161,602	--	143,254	(143,254)	161,602
Treasury stock, at cost	(7,644)	--	--	--	(7,644)

Total stockholders' equity	883,642	(220,369)	879,905	(659,536)	883,642
Total liabilities & stockholders' equity	$2,392,995	$1,928,611	$2,242,385	$(4,524,379)	$2,039,612

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2005
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$365,343	$93,731	$223,391	$(128,848)	$553,617
Cost of sales	234,933	(871)	112,149	(128,848)	217,363
Gross profit	130,410	94,602	111,242	--	336,254
Selling, general and administrative expenses	122,225	60,364	58,854	--	241,443
Operating income (loss)	8,185	34,238	52,388	--	94,811
Interest expense	(35,049)	(12,605)	(1,481)	--	(49,135)
Other income (expense), net	(15,722)	771,549	(757,725)	--	(1,898)
Equity in earnings of subsidiaries	97,545	(594,908)	--	497,363	--
Income before taxes	54,959	198,274	(706,818)	497,363	43,778
Provision (benefit) for income taxes	10,516	(44,884)	15,970	--	(18,398)
Net income (loss) from continuing operations	$44,443	$243,158	$(722,788)	497,363	62,176
Net discontinued operations	89,326	(145,613)	127,880	--	71,593
Net income (loss)	$133,769	$97,545	$(594,908)	$497,363	$133,769

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2004
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$338,788	$77,131	$235,307	$(137,897)	$513,329
Cost of sales	233,720	16,643	106,246	(137,897)	218,712
Gross profit	105,068	60,488	129,061	--	294,617
Selling, general and administrative expenses	104,595	53,958	73,042	--	231,595
Operating income (loss)	473	6,530	56,019	--	63,022
Interest expense	(36,618)	(20,470)	(1,674)	--	(58,762)
Other income (expense), net	(1,963)	(706)	1,112	--	(1,557)
Equity in earnings of subsidiaries	(274,547)	55,238	--	219,309	--
Income before taxes	(312,655)	40,592	55,457	219,309	2,703
Provision (benefit) for income taxes	2,082	22,857	24,527	--	49,466
Net income (loss) from continuing operations	$(314,737)	$17,735	$30,930	$219,309	$(46,763)
Net discontinued operations	--	(292,282)	24,308	--	(267,974)
Net income (loss)	$(314,737)	$(274,547)	55,238	$219,309	$(314,737)

ALPHARMA INC.
Consolidating Statement of Operations
For the Year Ended December 31, 2003
(in thousands)
	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

Total revenue	$318,661	$58,409	$221,244	$(118,847)	$479,467
Cost of sales	215,085	(871)	114,931	(118,847)	210,298
Gross profit	103,576	59,280	106,313	--	269,169
Selling, general and administrative expenses	97,227	36,857	66,223	--	200,307
Operating income (loss)	6,349	22,423	40,090	--	68,862
Interest expense	(56,046)	(4,327)	(3,044)	--	(63,417)
Other income (expense), net	(27,502)	20,350	(19,338)	--	(26,490)
Equity in earnings of subsidiaries	77,871	36,406	--	(114,277)	--
Income (loss) before taxes	672	74,852	17,708	(114,277)	(21,045)
Provision (benefit) for income taxes	(13,161)	1,137	608	--	(11,416)
Net income (loss) from continuing operations	13,833	73,715	17,100	(114,277)	(9,629)
Net discontinued operations	--	4,156	19,306	--	23,462
Net income (loss)	$13,833	$77,871	$36,406	$(114,277)	$13,833

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005
(in thousands)
	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$625,110	$254,281	$(632,110)	$--	$247,281
Investing Activities
Capital expenditures	(8,138)	(10,199)	(20,602)	--	(38,939)
Proceeds from sale of Generics	125,784	94,072	584,565	--	804,421
Purchase of businesses & intangibles, net of cash required	(3,069)	--	(2,090)		(5,159)
Net cash used in investing activities	114,577	83,873	561,873	--	760,323
Financing Activities:
Increase (decrease) in short-term debt	--	(16,000)	35,636	--	19,636
Reduction of senior long-term debt	(9,752)	(301,969)	--	--	(311,721)
Proceeds from issuance of stock	11,358	--	--	--	11,358
Increase in bank overdraft	3,169	(15,487)	--	--	(12,318)
Payment of debt issuance costs	(115)	--	--	--	(115)
Dividends paid	(9,481)	--	--	--	(9,481)
Net cash provided by (used in) financing activities	(4,821)	(333,456)	35,636	--	(302,641)
Net cash flows from exchange rate changes	--	--	(9,977)	--	(9,977)
Increase (decrease) in cash	734,866	4,698	(44,578)	--	694,986
Cash and cash equivalents at beginning of year	1,614	773	102,825	--	105,212
Cash and cash equivalents at end of period	$736,480	$5,471	$58,247	$--	$800,198

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004
(in thousands)
	Parent	Guarantor	Non Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$27,463	$58,088	$100,611	$ --	$186,162
Investing Activities
Capital expenditures	(4,805)	(11,202)	(33,299)	--	(49,306)
Proceeds from sale of property	--	17,000	--	--	17,000
Proceeds from sale of subsidiary	--	--	4,400	--	4,400
Purchase of businesses & intangibles, net of cash required	(286)	(12,857)	(1,501)	--	(14,644)
Net cash used in investing activities	(5,091)	(7,059)	(30,400)	--	(42,550)
Financing Activities:
Increase (decrease) in short-term debt	--	6,500	78	--	6,578
Reduction of senior long-term debt	--	(95,600)	(32,520)	--	(128,120)
Proceeds from senior long-term debt	--	25,000	--	--	25,000
Proceeds from issuance of stock	7,027	111	--	--	7,138
Increase in bank overdraft	(24,455)	--	--	--	(24,455)
Change in long-term intercompany rec/pay	2,885	17,107	--	--	19,992
Change in intercompany dividends	8,479	(8,479)	--	--	--
Change in treasury stock	(229)	--	--	--	(229)
Payment of debt issuance costs	(1,689)	--	--	--	(1,689)
Dividends paid	(9,404)	--	--	--	(9,404)
Net cash provided by (used in) financing activities	(17,386)	(55,361)	(32,442)	--	(105,189)
Net cash flows from exchange rate changes	--	--	8,166	--	8,166
Increase (decrease) in cash	4,986	(4,332)	45,935	--	46,589
Cash and cash equivalents at beginning of year	(3,372)	5,105	56,890	--	58,623
Cash and cash equivalents at end of period	$ 1,614	$ 773	$102,825	$ --	$105,212

Alpharma Inc.
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003
(in thousands)
	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$ 57,972	$38,751	$58,347	$ --	$155,070
Investing Activities
Capital expenditures	(7,329)	(16,554)	(18,736)	--	(42,619)
Proceeds from sale of property	2,355	--	--	--	2,355
Proceeds from sale of subsidiary	5,967	--	--	--	5,967
Purchase of businesses & intangibles, net of cash required	(2,093)	(84)	(3,075)	--	(5,252)
Net cash used in investing activities	(1,100)	(16,638)	(21,811)	--	(39,549)
Financing Activities:
Increase (Decrease) in short-term debt	--	(10,500)	27	--	(10,473)
Reduction of senior long-term debt	(319,789)	(2,499)	(1,676)	--	(323,964)
Proceeds from senior long-term debt	248,000	--	--	--	248,000
Proceeds from issuance of stock	11,321	--	--	--	11,321
Increase in bank overdraft	104	1,826	--	--	1,930
Change in long-term intercompany rec/pay	8,456	(8,456)	--	--	--
Payment of debt issuance costs	(576)	--	--	--	(576)
Dividends paid	(9,320)	--	--	--	(9,320)
Net cash provided by (used in) financing activities	(61,804)	(19,629)	(1,649)	--	(83,082)
Net cash flows from exchange rate changes	--	--	2,221	--	2,221
Increase (decrease) in cash	(4,932)	2,484	37,108	--	34,660
Cash and cash equivalents at beginning of year	1,560	2,621	19,782	--	23,963
Cash and cash equivalents at end of period	$ (3,372)	$ 5,105	$56,890	$ --	$ 58,623