Form 10-Q
period 2006-03-31
ALPHARMA INC
filed 2006-05-02
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended March 31, 2006	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 25, 2006:
Class A Common Stock, $.20 par value - 42,840,295 shares Class B Common Stock, $.20 par value - 11,872,897 shares

ALPHARMA INC.

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheets as of March 31, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	4
	Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	5
	Notes to Consolidated Condensed Financial Statements	6-17
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21-24
PART II. Item 1	OTHER INFORMATION Legal Proceedings	25
Item 6	Exhibits	25
	Signatures	26

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$366,405	$800,010
Accounts receivable, net	98,098	90,898
Inventories	93,507	92,741
Prepaid expenses and other current assets	44,883	41,575
Assets of discontinued operations	--	11,823
Total current assets	602,893	1,037,047

Property, plant and equipment, net	217,828	215,174
Goodwill	116,809	116,747
Intangible assets, net	172,319	176,083
Other assets and deferred charges	65,481	72,609
Assets of discontinued operations	--	5,723

Total assets	$1,175,330	$1,623,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$--	$380,956
Short-term debt	--	35,713
Accounts payable	23,901	35,360
Accrued expenses	115,086	140,381
Accrued and deferred income taxes	35,598	61,251
Liabilities of discontinued operations	--	11,596
Total current liabilities	174,585	665,257

Deferred income taxes	18,537	18,468
Other non-current liabilities	16,594	21,123
Liabilities of discontinued operations	--	457
Total non-current liabilities	35,131	40,048

Commitments and contingencies (see Note 16)

Stockholders' equity:
Class A Common Stock	8,627	8,507
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,105,537	1,095,520
Unearned compensation	--	(5,395)
Accumulated deficit	(192,164)	(223,137)
Accumulated other comprehensive income	48,883	47,852
Treasury stock, at cost	(7,644)	(7,644)
Total stockholders' equity	965,614	918,078
Total liabilities and stockholders' equity	$1,175,330	$1,623,383

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Total revenue	$158,980	$124,093
Cost of sales	62,797	50,415
Gross profit	96,183	73,678
Selling, general and administrative expenses	61,204	49,117
Research and development	7,993	6,583
Operating income	26,986	17,978
Interest income (expense), net	2,827	(13,455)
(Loss) on extinguishment of debt	(19,415)	(1,884)
Other income (expense), net	656	(877)
Income from continuing operations, before income taxes	11,054	1,762
Provision for income taxes	3,869	13,474
Income (loss) from continuing operations	7,185	(11,712)

Discontinued operations, net of taxes
Income from discontinued operations	1,531	20,526
Gain from disposals	24,718	--
Income from discontinued operations	26,249	20,526

Net income	$33,434	$8,814

Earnings (loss) per common share:
Basic
Income (loss) from continuing operations	$0.13	$(0.22)
Income from discontinued operations	$0.49	$0.39
Net income	$0.62	$0.17
Diluted
Income (loss) from continuing operations	$0.13	$(0.22)
Income from discontinued operations	$0.49	$0.39
Net income	$0.62	$0.17

Dividends per common share	$0.045	$0.045

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2006	2005
Operating Activities:
Net income	$33,434	$8,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,984	23,885
Amortization of loan costs	105	675
Interest accretion on convertible debt	754	1,719
Loss on extinguishment of debt	19,415	1,884
Gain on disposal of discontinued operations	(24,718)	--
Other non-cash items	1,112	2,556
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(8,251)	(21,716)
(Increase) decrease in inventories	(4,172)	27,577
Increase (decrease) in accounts payable and accrued expenses	(37,525)	(2,530)
Increase (decrease) in taxes payable	(28,088)	8,847
(Increase) decrease in prepaid expenses	(3,482)	2,149
Other, net	2,431	(6,437)
Net cash (used) provided by operating activities	(38,001)	47,423

Investing Activities:
Capital expenditures	(7,267)	(7,917)
Purchase of intangible assets	(778)	(1,180)
Proceeds from sale of business	40,100	--
Net cash provided (used) in investing activities	32,055	(9,097)

Financing Activities:
Dividends paid	(2,461)	(2,362)
Reduction of senior long-term debt	(381,702)	(120,223)
Net repayments under lines of credit	(35,715)	(5,623)
Payment of call premium	(18,894)	--
Proceeds from issuance of common stock	13,406	1,296
Increase (decrease) in book overdraft	(922)	9,389
Net cash (used) in financing activities	(426,288)	(117,523)

Net cash flows from exchange rate changes	(1,559)	(2,986)

(Decrease) in cash	(433,793)	(82,183)
Cash and cash equivalents at beginning of year	800,198*	105,212
Cash and cash equivalents at end of period	$366,405	$ 23,029

* Includes cash of $188 included within Assets of Discontinued Operations at December 31, 2005.

See notes to the consolidated condensed financial statements.

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2005 Annual Report on Form 10-K. The reported results for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Basis of Presentation:

     The Consolidated Balance Sheets and Consolidated Statements of Operations have been presented for all periods to classify as Discontinued Operations, the Company's world-wide human generic pharmaceutical business (the "Generics Business", which was sold on December 19, 2005) and ParMed Pharmaceuticals, Inc. ("ParMed", which the Company sold on March 31, 2006). See Note 2. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows", the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.

2.    Discontinued Operations

     Sale of the Generics Business - On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business to Actavis Group hf ("Actavis") on a debt free and cash-free basis, for $810,000.

     Sale of the ParMed Business - On March 31, 2006, the Company completed the sale of its generic pharmaceutical telemarketing distribution business, ParMed Pharmaceuticals Inc. for $40,100 in cash. The net after-tax gain on the sale, $25,814, is reported in results from discontinued operations in the Consolidated Statement of Operations, along with adjustments related to the disposal of the Generics Business.

The following table details selected financial information for the Generics Business and ParMed, which have been classified as "Discontinued Operations":
Statements of Operations	For the Three Months ended March 31,
	2006	2005
Total revenues	$17,142	$254,050
Cost of sales	12,030	170,202
Gross profit	5,112	83,848

Operating expenses	2,756	61,034

Operating income	2,356	22,814
Interest income, (expense), net	--	(214)

Other income (expense), net	--	110
Income from discontinued operations, before income taxes	2,356	22,710
Provision for income taxes	825	2,184

Net income from discontinued operations	$1,531	$20,526

The assets and liabilities of discontinued operations, consisting of ParMed assets and liabilities held for sale at December 31, 2005 were, as follows:

December 31,
Assets of Discontinued Operations	2005

Cash	$188
Accounts receivable, net	6,797
Inventories	4,727
Other current assets	111
Total current assets	11,823

Property, plant & equipment, net	2,365
Goodwill	3,358
Intangible assets, net	--
Other non-current assets	--
Total assets	$17,546

Liabilities of Discontinued Operations

Account payable	$5,819
Accrued expenses	1,202
Accrued and deferred income taxes	4,575
Total current liabilities	11,596

Deferred income taxes	457
Other non-current liabilities	--
Total liabilities	$ 12,053

3.     Liquidity and Capital Resources

     On December 23, 2005, the Company gave notice to the Trustees under both its 8.625% Senior Notes due 2011 ("Senior Notes") and 3% (6.875% yield) Convertible Senior Subordinated Notes due 2006 ("Convertible Notes") that it was irrevocably electing to redeem all such notes in accordance with the terms of the respective note indentures. On January 23, 2006, the Company paid off the balance due on both the Senior Notes and Convertible Notes, including principal and accrued interest of $386,251 and call premium in the amount of $18,894. The call premium is included in "Loss on extinguishment of debt" within the Consolidated Statement of Operations. In January 2006, the Company repaid all short-term debt outstanding at December 31, 2005 in the amount of $35,713.

     At March 31, 2006, the Company had $366,405 in cash and cash equivalents and no debt outstanding. Interest income earned on cash investments during the quarter ended March 31, 2006 was $4,876 and is classified as a component of Interest income, (expense), net in the Consolidated Statement of Operations.

4.      Stock-based Compensation

     The Company adopted Statement of Financial Accounting Standards No. ("SFAS 123R"), "Share-Based Payments," effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists primarily of incentive stock options and restricted stock.

     Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options granted to employees fully vest four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.

     Prior to January 1, 2006, the Company accounted for incentive stock options under the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, will be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for incentive stock options for the three months ended March 31, 2006 in the amount of $658. The Company also recorded tax related benefits for the three months ended March 31, 2006 in the amount of $224.

     SFAS 123R requires the Company to present pro forma information for periods prior to the adoption, as if it had accounted for all stock-based compensation under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of stock options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based compensation for the period indicated.

Three Months Ended March 31,
2005

Net income as reported	$8,814
Add: Stock-based compensation expense included in reported net income	766
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	1,693

Pro forma net income	$7,887

Earnings per share:
Basic-as reported	$0.17
Basic-pro forma	$0.15

Diluted-as reported	$0.17
Diluted-pro forma	$0.15

The Company estimated the fair value, as of the date of grant, of stock options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Expected life (years)	3.2	3.7
Expected future dividend yield (average)	0.60%	1.35%
Expected volatility	0.61	0.58

     The risk-free interest rates for 2006 and 2005 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2006 amounted to 4.6%. The weighted average fair value of options granted during the quarter ended March 31, 2006 with exercise prices equal to fair market value on the date of grant was $15.48.

     In the first quarter of 2006, the approximate number of stock options granted, cancelled and exercised were 209,700, 268,300 and 478,400, respectively. The stock options outstanding at March 31, 2006, were approximately 1,900,000 with an aggregate intrinsic value of $11,632, a weighted average exercise price of $23.42 and a weighted average remaining contractual term of 5.85 years. The number of stock options exercisable at March 31, 2006, was approximately 1,300,000 shares with an aggregate intrinsic value of $6,217, a weighted average exercise price of $25.20 and a weighted average remaining contractual term of 4.66 years. The total intrinsic value of stock options exercised during the first quarter of 2006 and 2005 was $6,175 and $50, respectively.

     As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to approximately $5,400. The weighted average remaining requisite service period of the non-vested stock options was approximately 20 months.

     Compensation for restricted stock is recorded based on the market value of the stock on the grant date. Prior to January 1, 2006, the Company capitalized the full amount of the restricted stock as unearned compensation with an offset to additional paid-in capital. Effective January 1, 2006, the Company reversed the unamortized balance of $5,395 against additional paid-in capital. The fair value of restricted stock is amortized to expense over the requisite service period. The amortization expense related to restricted stock amounted to $839 and $766 in the three month periods ended March 31, 2006 and 2005, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company, terminated the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. At March 31, 2006, the total value of performance units outstanding related to employees of the continuing operations was $6,495. This amount, net of forfeitures, will be paid out at the end of the plan's original three year vesting periods: December 31, 2006 and 2007. This cost is being amortized to expense over the remaining service period. The Company recognized expense related to performance units for its continuing operations for the three months ended March 31, 2006 in the amount of $1,187.

5.      Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2006	2005

Finished product	$49,868	$49,857
Work-in-process	27,714	28,061
Raw materials	15,925	14,823
	$93,507	$92,741

6.      Long-Term Debt

There was no Long-term debt outstanding at March 31, 2006. At December 31, 2005, the following debt was outstanding:

December 31,
2005
Senior debt:
8.625% Senior Notes due 2011	$220,000
Other, Foreign	25
Total senior long-term debt	220,025

Subordinated debt:
3% Convertible Senior Subordinated Notes due 2006 (6.875% yield), including interest accretion	160,948
Total subordinated debt	160,948

Total long-term debt	380,973
Less, current maturities	380,956
$ 17

     On December 23, 2005, the Company gave notice to the Trustees under both the Senior Notes and the Convertible Notes that it was irrevocably electing to redeem all such notes in accordance with the terms of the respective note indentures. On January 23, 2006, the Company paid off the balance due on both the 8.625% Senior Notes and Convertible Notes, including principal and accrued interest of $386,251 and call premium in the amount of $18,894. The call premium is included in the "Loss on extinguishment of debt" within the Consolidated Statement of Operations.

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. The Company used $119,122 of this facility to repay and retire the 2001 U.S. Bank Credit Facility in October 2005. The Senior Secured Credit Facility was subsequently fully paid down in December 2005 with the proceeds from the sale of the Generics business. The asset-based, revolving loan availability was reduced to $75,000 and the term loan was cancelled.

     The Senior Secured Credit Facility, which was amended and restated on March 10, 2006 to reflect the sale of the Generics Business, is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of March 31, 2006, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company were to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

7.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:
(Shares in thousands)	Three Months Ended
	March 31,
	2006	2005
Average shares outstanding basic	53,520	52,355
Stock options	583	218
Average shares outstanding diluted	54,103	52,573

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended March 31, 2006 and 2005, stock options to purchase 759,000 and 2,081,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable. During the first quarter of 2005, the effects of both the 2005 and 2006 convertible notes were not included in the calculation of diluted EPS because the result was anti-dilutive.

8.   Goodwill and Intangible Assets:

     Intangible assets consist principally of product rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2006 through 2010 is currently estimated to be approximately $18,800, $18,600, $18,300, $18,300 and $18,000, respectively.

     Intangible assets and accumulated amortization are summarized as follows:

Net balance, December 31, 2005	$176,083

Additions	778
Amortization	(4,698)
Translation adjustment	358
Impairments	(202)

Net balance, March 31, 2006	$172,319

Accumulated amortization, March 31, 2006	$138,321

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended March 31, 2006 are, as follows:

	BP	API	Total
Balance December 31, 2005	$113,973	$2,774	$116,747
Translation adjustment	--	62	62
Balance March 31, 2006	$113,973	$2,836	$116,809

9.    Reorganization, Refocus and other Actions

     In connection with the reorganization and refocus of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs have been recorded. Severance charges not related to specific programs are not segregated from normal operations. The following table presents activity in the severance and closure and exit costs related accruals:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2005	$1,277	$5,410
Charges	47	--
Adjustments	--	(245)
Payments	(227)	(123)

Translation adjustments	18	(20)

Balance, March 31, 2006	$1,115	$5,022

     The liabilities for accrued severance as of March 31, 2006 are reflected in accrued expenses. The Company expects to settle the majority of these liabilities over the next nine months, in cash.

     The liabilities for other closure and exit costs as of March 31, 2006 primarily relate to demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next nine months.

10.    Pension Plans and Postretirement Benefits:

U.S.:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$496	$1,042	$24	$21
Interest cost	766	779	60	44
Expected return on plan assets	(776)	(763)	--	--
Net amortization of transition obligations	--	--	--	--
Amortization of prior service cost	(8)	(17)	(35)	(31)
Recognized net actuarial (gain) loss	95	98	38	12
Net periodic benefit cost	$573	$1,139	$87	$46

     The Company expects to contribute approximately $4,100 to the U.S. pension plans in 2006. Through the first quarter, no contributions have been made.

Europe:

     The net periodic benefit costs for the Company's pension plans are, as follows:

	For the Three Months Ended March 31,
	2006	2005
Service cost	$441	$707
Interest cost	436	494
Expected return on plan assets	(349)	(411)
Amortization of transition obligation	9	23
Amortization of prior service cost	26	22
Recognized net actuarial loss	--	18
Net periodic benefit cost	$563	$853

     The Company expects to contribute approximately $2,200 to the European pension plans in 2006. Through the first quarter, no contributions have been made.

11.      Supplemental Data
	Three Months Ended
	March 31,
	2006	2005

Interest income (expense), net:
Interest income	$4,876	$835
Interest expense	(1,944)	(13,615)
Amortization of debt issuance costs	(105)	(675)
	$2,827	$(13,455)
Loss on early extinguishment of debt:
Call premium	$(18,894)	$--
Write off deferred loan costs	(521)	(1,884)
	$(19,415)	$(1,884)

Other income (expense), net
Foreign exchange gains (losses), net	$475	$(877)
Other, net	181	--
	$656	$(877)

Supplemental cash flow information:

Other non-cash operating activities:

Non-cash asset write-downs	$273	$975
Goodwill impairment - adjustment of estimate	--	815
Amortization of restricted shares	839	766
	$1,112	$2,556

Cash paid for interest	$5,097	$5,712
Cash paid for income taxes, net	$36,658	$3,871

12.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Included within Accumulated other comprehensive income (loss) as of March 31, 2006 are foreign currency translation adjustments and minimum pension liability.

	Three Months Ended March 31,
Other Comprehensive Income (loss):	2006	2005
Net Income	$33,434	$8,814
Change in Foreign Currency Translation	1,031	(38,625)
	$34,465	$(29,811)

	March 31, 2006	December 31, 2005
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$53,122	$52,091
Minimum pension liability, net	(4,239)	(4,239)
	$48,883	$47,852

13.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 21.7% of the total outstanding common stock as of March 31, 2006. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

     Effective January 1, 2005, the Company and ALI entered into an administrative services agreement whereby the Company provides limited administrative services to ALI. The agreement replaced and reduced amounts due under a previous agreement. The 2005 agreement provides for payment of a fixed yearly fee of approximately $60. In April 2006, the Company entered into an amendment to the administrative services agreement pursuant to which the agreement was extended through June 30, 2006, with a six-month fee of approximately $30.

14.     Business Segment Information

      The Company's businesses are organized in three reportable segments as follows: Branded Pharmaceuticals ("BP"), Active Pharmaceutical Ingredients ("API"), and Animal Health ("AH"). Each business has a segment manager who reports to the CEO.

      The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated costs include corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to stock-based compensation and other long-term incentive compensation, as well as certain costs related to the implementation of a company-wide enterprise resource planning system. Segment data includes immaterial inter-segment revenues which are eliminated in the consolidated accounts.

	Three Months Ended March 31,
	2006	2005	2006	2005
	Revenues		Operating Income

BP	$32,580	$18,378	$7,735	$783
API	45,236	34,973	16,541	14,534
AH	81,715	74,484	16,966	13,734
Unallocated and eliminations	(551)	(3,742)	(14,256)	(11,073)
	$158,980	$124,093	$26,986	$17,978

15.     Income Taxes

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax credits.

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the three months ended March 31, 2006 was 35%.

     The tax provision for the first quarter of 2005 included $8.6 million related to the repatriation of earnings under the American Jobs Creation Act. It also included a 30% effective tax rate for international operations, but no tax benefit for domestic losses because a full valuation allowance was maintained at that time against domestic deferred tax assets.

16.     Contingent Liabilities and Litigation

     The Company is involved in various legal proceedings, of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

     In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with the following legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.

SEC Investigation

     In June 2002, the SEC notified the Company that it had commenced a formal investigation of the circumstances surrounding the 2000 and 2001 restatements of its financial statements. The SEC has engaged in deposition and document discovery.

Chicken Litter Litigation

     The Company is one of multiple defendants that have been named in several lawsuits which allege that one of its AH products causes chickens to produce manure that contains an arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has provided notice to its insurance carriers and its primary insurance carriers have responded by accepting their obligations to defend or pay the Companys defense costs, subject to reservation of rights to later reject coverage for these lawsuits. In addition, one of the Company's carriers has filed a Declaratory Judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to the Company among the Company's several insurance carriers and, to the extent the Company does not have full insurance coverage, to the Company. In addition, this Declaratory Judgment action requests that the Court rule that certain of the carrier's policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies.

     In addition to the potential for personal injury damages to the approximately 175 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. Discovery is substantially complete with respect to the first trial which is scheduled for September 2006. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,300 in 2004, $23,100 in 2005 and $5,900 in the first quarter of 2006.

Brazilian Tax Claims

     The Company is the subject of several tax claims which aggregate approximately $10,000 by the Brazilian authorities relating to the operations of the Companys Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. Alpharma's businesses are organized in three business segments. The Company markets one branded pharmaceutical prescription product that is contract manufactured by a third party, a pain medication sold under the trademark KADIAN, in the U.S. The Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in various formulations and dosage forms.

     On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business (the "Generics Business") to Actavis Group hf ("Actavis") for $810 million in cash. On March 31, 2006, the Company completed the sale of its generic telemarketing distribution business, ParMed Pharmaceuticals, Inc. ("ParMed") for $40.1 million in cash. Both the Generics Business and ParMed are classified as discontinued operations in the consolidated financial statements (see note 2 to the consolidated condensed financial statements).

Results of Continuing Operations - Three months ended March 31, 2006

Alpharma's business segments are defined, as follows:

BP	Branded Pharmaceuticals
API	Active Pharmaceutical Ingredients
AH	Animal Health

     Total revenues increased 28% for the quarter ended March 31, 2006 compared to the first quarter of 2005. Operating income was $27.0 million in 2006 compared to $18.0 million in 2005. Diluted earnings (loss) per share was $0.13 in 2006 compared to $(0.22) in 2005.

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues			Operating Income
	2006	2005	%	2006	2005	%
BP	$32.6	$18.4	77.2%	$7.7	$0.8	N/M
API	45.2	35.0	29.1%	16.5	14.5	13.8%
AH	81.7	74.5	9.7%	17.0	13.7	24.1%
Unallocated and Eliminations	(0.5)	(3.8)		(14.2)	(11.0)
Total	$159.0	$124.1	28.1%	$27.0	$18.0	50.0%

N/M - Not meaningful

Revenues:

     BP revenues increased $14.2 million to $32.6 million in the first quarter of 2006, compared to $18.4 million in the first quarter of 2005. The revenue growth was primarily a result of increased prescriptions which contributed to first quarter 2006 volume increases of $10.6 million compared to 2005, as well as price increases which contributed $3.6 million of the revenue increase.

     Revenues in API increased $10.2 million to $45.2 million compared to $35.0 million in the first quarter of 2005. Revenues increased mainly as a result of increased volumes of $10.3 million, approximately half of which related to the timing of customer orders. The volume gains were partially offset by approximately $2.5 million of price decreases on certain products. First quarter 2006 API revenues also include approximately $3.5 million in sales to the purchaser of the Generics Business that in previous years were eliminated as intercompany sales. Translation of revenues into the U.S. dollar decreased API revenues by $1.1 million in comparison to the first quarter of 2005.

     AH revenues increased approximately 10% versus the first quarter of 2005 due primarily to higher volumes in U.S. livestock markets (6%) and increased international sales in the European and Asian markets (5%) partially offset by the impact of foreign exchange (1%).

Gross Profit:

      On a Company-wide basis gross profit increased $22.5 million in 2006 compared to the first quarter of 2005. As a percentage of sales, overall gross profit was 60.5% in 2006, versus 59.4% in 2005.

     The increase in gross profit dollars is the result of increased volumes in all three business segments, offset partially by pricing decreases in API.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses increased $12.1 million in 2006 as compared to the first quarter of 2005. As a percentage of revenues, SG&A expense declined from 39.6% in the first quarter of 2005 to 38.5% in 2006.

     Approximately $3.5 million of the increase in SG&A was across all three businesses for additional operational infrastructure and other expenses related to the sale of the Generics Business, and to support the Company's growth initiatives. Approximately $1.9 million of the increase was due to marketing campaigns and sales force expansions within BP, and $0.5 million related to AH distribution costs. In addition, corporate and unallocated expenses increased due to $0.7 million of stock option expense related to the implementation of SFAS 123R and charges of $2.4 million for senior management retention agreements and the discontinuance of the Company's performance unit plan.

      Research and development expenses increased $1.4 million in the first quarter of 2006 in comparison to 2005, due primarily to spending related to new product development in BP.

Operating Income:

      Operating income increased by $9.0 million. The change in operating income is summarized as follows:
	BP	API	AH	Corporate/ Unallocated	Total
2005 as reported	$0.8	$14.5	$13.7	$(11.0)	$18.0
Research and development	(2.1)	0.2	--	0.5	(1.4)
Net margin improvement (decrease) due to volume, price, new products, foreign exchange and expenses	9.0	1.8	3.3	(3.7)	10.4
2006 as reported	$7.7	$16.5	$17.0	$(14.2)	$27.0

Interest Income/(Expense), net:

     The Company reported net interest income of $2.8 million the first quarter of 2006 compared to net interest expense of $13.5 million in last year's first quarter. The change reflects the repayment of all outstanding debt in the first quarter of 2006 using proceeds from the sale of the Generics Business as well as the cash flow generated by the Company during 2005. An analysis of the components of interest income/(expense), net is, as follows:
	Three Months Ended
	March 31, 2006	March 31, 2005

Interest income	$4.8	$0.8
Interest expense	(1.9)	(13.6)
Amortization of debt issuance costs	(0.1)	(0.7)
	$2.8	$(13.5)

Loss on Extinguishment of Debt:

     First quarter 2006 results include the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's remaining outstanding long-term debt in January 2006. In the first quarter of 2005, the Company prepaid $115 million of bank term debt which resulted in the write-off of deferred loan costs of $1.9 million.

Other Income (Expense), net:

      A detail of Other income (expense), net follows:
	Three Months Ended
	March 31, 2006	March 31, 2005

Foreign exchange gains (losses), net	$0.5	$(0.9)
Other, net	0.2	--
	$0.7	$(0.9)

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax credits.

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the three months ended March 31, 2006 was 35%.

     The tax provision for the first quarter of 2005 included $8.6 million related to the repatriation of earnings under the American Jobs Creation Act. It also included a 30% effective tax rate for international operations, but no tax benefit for domestic losses because a full valuation allowance was maintained at that time against domestic deferred tax assets.

Liquidity and Capital Resources

     At March 31, 2006, the Company had $366.4 million in cash and cash equivalents and no debt outstanding. Quarterly interest income earned on investments was $4.8 million and is classified as a component of Interest income/(expense), net in the Consolidated Statement of Operations.

     Cash flow from operations in 2006 was a use of $38.0 million compared to $47.4 million provided from operations in the first quarter of 2005. During the first quarter of 2006, the Company paid cash taxes of $36.7 million and additional cash payments of approximately $20.0 million related to the settlement of accrued expenses associated with the Generics Business disposition.

     Cash flow provided by investing activities for the first quarter of 2006 included the proceeds from the sale of ParMed of $40.1 million.

     The cash flow used in financing activities in the first quarter of 2006 was $426.3 million compared with $117.5 million last year. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million. Financing activities in the first quarter of 2005 included $125.8 million of debt repayments.

     Working capital at March 31, 2006, was $428.3 million compared to working capital of $371.8 million at December 31, 2005. Working capital is defined as current assets less current liabilities. The increase in working capital is primarily related to decreases in accounts payable and accrued expenses ($37.5 million) and accrued and deferred income taxes ($28.1 million). These reductions primarily relate to the settlement of accrued expenses associated with the sale of the Generics Business and 2005 incentive compensation payouts, as well as taxes paid relative to the repatriation of earnings under the American Jobs Creation Act of 2004 and other tax payments.

    Stockholders' equity at March 31, 2006 was $965.6 million compared to $918.1 million at December 31, 2005. The increase in Stockholders' Equity in 2006 resulted primarily from the first quarter net earnings, including the gain on the sale of ParMed. At March 31, 2006, due primarily to the cumulative strengthening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $48.9 million compared to $47.9 million at December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is included in Item 7a of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of March 31, 2006. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006 because of the material weakness described below.

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

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, the Company determined that there were deficiencies in its internal controls over the accounting for income taxes and that these deficiencies constituted a material weakness, as described below.

     The sale of the Company's Generics Business in the fourth quarter of 2005 required the Company to effect numerous transactions related to the disposition and to recast its financial statements to separately present results from continuing and discontinued operations. This included disaggregating income tax accounts between continuing and discontinued operations, accounting for taxes associated with the sale transaction and the repatriation of earnings, and evaluating and adjusting valuation allowances that had been provided in prior years for certain US deferred tax assets. The fourth quarter accounting for income taxes required significant reliance upon external tax professionals and senior financial internal review and oversight, due to the complexities of the issues involved. The integration and oversight of the work of these service providers reduced the timeliness and accuracy of recording the final tax provisions and related entries in the year-end closing process and the preparation of tax footnote disclosures. The Company concluded that this reliance principally on outside providers and internal detective controls reduced the effectiveness of the internal controls over tax accounting processes. Accordingly, the Company concluded that a material weakness existed at December 31, 2005 in that it did not maintain effective internal control over financial reporting for income taxes, based on the criteria in "Internal Control - Integrated Framework" issued by the COSO.

(c)    Changes in Internal Control over Financial Reporting

     During 2005, management implemented enhanced control procedures related to the accounting for income taxes, including the following: (i) the development and communication of enhanced policies and procedures for the accounting for income taxes, including expanded documentation requirements to support financial statement assertions, (ii) retaining a public accounting firm and other external tax professional services to assist the Company in its quarterly review, analysis and documentation of both its US and international income tax accounts, and (iii) expanding internal financial management review and oversight of income tax accounts and the work of outside tax service providers.

     While management believes the enhanced control procedures implemented in 2005 served to strengthen its internal controls over income tax accounting, these enhanced procedures did not contemplate a transaction of the magnitude and complexity of the December 19, 2005 sale of the Generics Business.

     Because the December 19, 2005 sale of the Generics Business has simplified the Company, the tax accounting complexities and workload created by the fourth quarter 2005 transactions described above have been reduced. The Company believes that the combination of the completion of the sale of the Generics Business and expanded internal resources and oversight of the work of external tax service providers will serve to remediate the material weakness related to the accounting and financial reporting of income taxes during 2006.

     Other than as described above, there have not been any other changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 2005.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 16 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits

(a)      Exhibits
10.1	First Addendum to Administrative Services Agreement, dated April 21, 2006, between A.L. Industrier ASA and Alpharma AS is filed as an Exhibit to this Report.

10.2	Amended and Restated Loan and Security Agreement, dated March 10, 2006 among the Company, certain of its subsidiaries, Bank of America and other lenders is filed as an Exhibit to this Report.

10.3	Stock Purchase Agreement among the Company, Alpharma U.S. Inc., Cardinal Health, Inc. and Cardinal Health 110, Inc. dated March 8, 2006 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: May 1, 2006	/s/ Matthew Farrell Matthew Farrell Executive Vice President, and Chief Financial Officer
Date: May 1, 2006	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President, Finance
Date: May 1, 2006	/s/ John F. Konzelmann John F. Konzelmann Vice President, Controller and Principal Accounting Officer