Form 10-Q
period 2006-06-30
ALPHARMA INC
filed 2006-08-01
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended June 30, 2006	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 27, 2006:
Class A Common Stock, $.20 par value - 42,953,733 shares Class B Common Stock, $.20 par value - 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Condensed Balance Sheets as of June 30, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006 and 2005	4
	Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005	5
	Notes to Consolidated Condensed Financial Statements	6-17
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-24
Item 3	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4	Controls and Procedures	24-26
PART II. Item 1	OTHER INFORMATION Legal Proceedings	27
Item 6	Exhibits	27
	Signatures	28

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	(Unaudited) June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$383,392	$800,010
Accounts receivable, net	95,226	90,898
Inventories	106,562	92,741
Prepaid expenses and other current assets	37,250	41,575
Assets of discontinued operations	--	11,823
Total current assets	622,430	1,037,047

Property, plant and equipment, net	219,646	215,174
Goodwill	117,481	116,747
Intangible assets, net	169,389	176,083
Other assets and deferred charges	64,394	72,609
Assets of discontinued operations	--	5,723

Total assets	$1,193,340	$1,623,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$--	$380,956
Short-term debt	--	35,713
Accounts payable	31,454	35,360
Accrued expenses	105,906	140,381
Accrued and deferred income taxes	28,587	61,251
Liabilities of discontinued operations	--	11,596
Total current liabilities	165,947	665,257

Deferred income taxes	23,615	18,468
Other non-current liabilities	18,196	21,123
Liabilities of discontinued operations	--	457
Total non-current liabilities	41,811	40,048

Commitments and contingencies (see Note 17)

Stockholders' equity:
Class A Common Stock	8,648	8,507
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,109,679	1,095,520
Unearned compensation	--	(5,395)
Accumulated deficit	(178,302)	(223,137)
Accumulated other comprehensive income	50,826	47,852
Treasury stock, at cost	(7,644)	(7,644)
Total stockholders' equity	985,582	918,078
Total liabilities and stockholders' equity	$1,193,340	$1,623,383

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Total revenue	$159,196	$137,639	$318,176	$261,732
Cost of sales	63,194	53,713	125,991	104,128
Gross profit	96,002	83,926	192,185	157,604
Selling, general and administrative expenses	64,401	53,938	125,605	103,055
Research and development	8,304	7,378	16,297	13,961
Operating income	23,297	22,610	50,283	40,588
Interest income (expense), net	4,002	(10,908)	6,829	(24,363)
(Loss) on extinguishment of debt	--	--	(19,415)	(1,884)
Other income (expense), net	(265)	1,065	391	188
Income from continuing operations, before income taxes	27,034	12,767	38,088	14,529
Provision for income taxes	9,462	6,338	13,331	19,812
Income (loss) from continuing operations	17,572	6,429	24,757	(5,283)

Discontinued operations, net of taxes
Income from discontinued operations	--	13,597	1,531	34,123
Gain (loss) from disposals	(1,278)	--	23,440	--
Income (loss) from discontinued operations	(1,278)	13,597	24,971	34,123

Net income	$16,294	$20,026	$49,728	$28,840

Earnings (loss) per common share:
Basic
Income (loss) from continuing operations	$0.33	$0.12	$0.46	$(0.10)
Income (loss) from discontinued operations	$(0.03)	$0.26	$0.47	$0.65
Net income	$0.30	$0.38	$0.93	$0.55
Diluted
Income (loss) from continuing operations	$0.32	$0.12	$0.46	$(0.10)
Income (loss) from discontinued operations	$(0.02)	$0.26	$0.46	$0.65
Net income	$0.30	$0.38	$0.92	$0.55

Dividends per common share	$0.045	$0.045	$0.09	$0.09

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2006	2005
Operating Activities:
Net income	$49,728	$28,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,373	46,905
Amortization of loan costs	157	1,282
Interest accretion on convertible debt	754	3,455
Loss on extinguishment of debt	19,415	--
Gain on disposal of discontinued operations	(23,440)	--
Other non-cash items	3,494	6,913
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,112)	11,801
(Increase) decrease in inventories	(16,190)	58,436
Increase (decrease) in accounts payable and accrued expenses	(44,457)	(17,152)
Increase (decrease) in taxes payable	(36,402)	9,156
(Increase) decrease in prepaid expenses	4,302	8,219
Other, net	8,354	(6,224)
Net cash (used) provided by operating activities	(15,024)	151,631

Investing Activities:
Capital expenditures	(13,059)	(16,410)
Purchase of intangible assets	(1,880)	(1,540)
Purchase of business	(1,089)	--
Proceeds from sale of business	40,100	--
Net cash provided (used) in investing activities	24,072	(17,950)

Financing Activities:
Dividends paid	(4,893)	(4,756)
Reduction of senior long-term debt	(381,702)	(157,714)
Net repayments under lines of credit	(35,715)	(15,799)
Payment of call premium	(18,894)	--
Proceeds from issuance of common stock	15,870	2,565
Increase (decrease) in book overdraft	573	(7,832)
Net cash (used) in financing activities	(424,761)	(183,536)

Net cash flows from exchange rate changes	(1,093)	(4,668)

Decrease in cash	(416,806)	(54,523)
Cash and cash equivalents at beginning of year	800,198*	105,212
Cash and cash equivalents at end of period	$383,392	$ 50,689

* Includes cash of $188 included within Assets of Discontinued Operations at December 31, 2005.

See notes to the consolidated condensed financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(In thousands of dollars, except per share data)
(Unaudited)

1.    General

      The accompanying consolidated condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2005 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

2.  Discontinued Operations

     Sale of the Generics Business - On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business to Actavis Group hf ("Actavis") on a debt-free and cash-free basis, for $810,000.

     Sale of the ParMed Business - On March 31, 2006, the Company completed the sale of its generic pharmaceutical telemarketing distribution business, ParMed Pharmaceuticals Inc., for $40,100 in cash. The net after-tax gain on the sale, $25,814, is reported in results from discontinued operations in the Consolidated Statement of Operations, along with adjustments related to the disposal of the Generics Business.

The following table details selected financial information for the Generics Business and ParMed, which have been classified as "Discontinued Operations":
Statements of Operations	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2006	2005

Total revenues	$230,250	$17,142	$484,300
Cost of sales	155,109	12,030	325,311
Gross profit	75,141	5,112	158,989

Operating expenses	57,534	2,756	118,568

Operating income	17,607	2,356	40,421
Interest income, (expense), net	(47)	--	(261)
Other income (expense), net	322	--	432
Income from discontinued operations, before income taxes	17,882	2,356	40,592
Provision for income taxes	4,285	825	6,469

Net income from discontinued operations	$13,597	$1,531	$34,123

     The assets and liabilities of discontinued operations consisted of ParMed assets and liabilities held for sale at December 31, 2005.

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

     At June 30, 2006, the Company had $383,392 in cash and cash equivalents and no debt outstanding. Interest income earned on cash investments during the three and six months ended June 30, 2006, was $4,727 and $9,603, respectively and is classified as a component of Interest income (expense), net in the Consolidated Statements of Operations.

4.      Stock-based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payments," effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists primarily of incentive stock options and restricted stock.

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

     Prior to January 1, 2006, the Company accounted for incentive stock options under the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, will be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for incentive stock options for the three and six months ended June 30, 2006 in the amounts of $1,243 and $1,901, respectively. The Company also recorded tax related benefits for the three and six months ended June 30, 2006 in the amounts of $435 and $659, respectively.

     SFAS 123R requires the Company to present pro forma information for periods prior to adoption, as if it had accounted for all stock-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of stock options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based compensation for the periods indicated.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005

Net income as reported	$20,026	$28,840
Add: Stock-based compensation expense included in reported net income	1,193	1,960
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	2,081	3,774

Pro forma net income	$19,138	$27,026

Earnings per share:
Basic-as reported	$0.38	$0.55
Basic-pro forma	$0.37	$0.52

Diluted-as reported	$0.38	$0.55
Diluted-pro forma	$0.36	$0.51

The Company estimated the fair value, as of the date of grant, of stock options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Expected life (years)	3.2	3.7
Expected future dividend yield (average)	0.58%	1.35%
Expected volatility	0.61	0.58

     The risk-free interest rates for 2006 and 2005 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2006 amounted to 4.6%. The weighted average fair value of options granted during the three and six months ended June 30, 2006 with exercise prices equal to fair market value on the date of grant was $11.22 and $15.32, respectively.

Options Outstanding
Balance at December 31, 2005	2,426,993
Granted in Q1 2006	209,660
Forfeited in Q1 2006	(252,745)
Exercised in Q1 2006	(478,434)
Balance at March 31, 2006	1,905,474
Granted in Q2 2006	8,080
Forfeited in Q2 2006	(50,410)
Exercised in Q2 2006	(127,480)
Balance at June 30, 2006	1,735,664

     Stock options outstanding at June 30, 2006 had an aggregate intrinsic value of $7,609, a weighted average exercise price of $23.72 and a weighted average remaining contractual term of 5.70 years. The number of stock options exercisable at June 30, 2006 was 1,305,352 shares with an aggregate intrinsic value of $5,503, a weighted average exercise price of $24.09 and a weighted average remaining contractual term of 4.80 years. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $1,336 and $7,512, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2005 was $59 and $109, respectively.

     As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to $4,023. The weighted average remaining requisite service period of the non-vested stock options was approximately 23 months.

     Compensation for restricted stock is recorded based on the market value of the stock on the grant date. Prior to January 1, 2006, the Company capitalized the full amount of the restricted stock as unearned compensation, with an offset to additional paid-in capital. Effective January 1, 2006, in accordance with SFAS 123R, the Company reversed the unamortized balance of $5,395 against additional paid-in capital. The fair value of restricted stock is amortized to expense over the requisite service period. Amortization expense related to restricted stock amounted to $500 and $1,193 for the three month periods ended June 30, 2006 and 2005, respectively. Amortization expense related to restricted stock amounted to $1,339 and $1,960 for the six month periods ended June 30, 2006 and 2005, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company terminated the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. At June 30, 2006, the total value of performance units outstanding related to employees of the continuing operations was $6,208. This amount, net of forfeitures, will be paid out at the end of the plan's original three year vesting periods: December 31, 2006 and 2007. This cost is being amortized to expense over the remaining service period. The Company recognized expense related to performance units for its continuing operations for the three and six months ended June 30, 2006 in the amount of $1,598 and $2,785, respectively.

5.      Inventories

     Inventories consist of the following:

	June 30, 2006	December 31, 2005

Finished products	$57,996	$49,857
Work-in-process	34,729	28,061
Raw materials	13,837	14,823
	$106,562	$92,741

6.      Long-Term Debt

There was no Long-term debt outstanding at June 30, 2006. At December 31, 2005, the following debt was outstanding:
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

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. The Company used $119,122 of this facility to repay and retire the 2001 U.S. Bank Credit Facility in October 2005. The Senior Secured Credit Facility was subsequently paid down in full in December 2005 with the proceeds from the sale of the Generics business. The asset-based, revolving loan availability was reduced to $75,000 and the term loan was cancelled.

     The Senior Secured Credit Facility, which was amended and restated on March 10, 2006 to reflect the sale of the Generics Business, is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of June 30, 2006, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company were to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

7.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted is as follows:
(Shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Average shares outstanding basic	53,944	52,377	53,733	52,366
Stock options	533	250	543	231
Average shares outstanding diluted	54,477	52,627	54,276	52,597

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended June 30, 2006 and 2005, stock options to purchase 793,000 and 2,645,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares. For the six months ended June 30, 2006 and 2005, stock options to purchase 735,000 and 2,712,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes, when applicable. During the first and second quarters of 2005, the effects of both the 2005 and 2006 convertible notes were not included in the calculation of diluted EPS because the result was anti-dilutive.

8.   Goodwill and Intangible Assets:

     Intangible assets consist principally of product rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2006 through 2010 is currently estimated to be approximately $18,900, $18,900, $18,500, $18,400 and $18,400, respectively.

     Intangible assets and accumulated amortization are summarized as follows:

Net balance, December 31, 2005	$176,083

Additions	1,880
Amortization	(9,454)
Translation adjustment	1,097
Impairments	(217)

Net balance, June 30, 2006	$169,389

Accumulated amortization, June 30, 2006	$143,077

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended June 30, 2006 are, as follows:

	BP	API	Total
Balance December 31, 2005	$113,973	$2,774	$116,747
Additions	--	537	537
Translation adjustment	--	197	197
Balance June 30, 2006	$113,973	$3,508	$117,481

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

	Severance	Other Closure and Exit Costs

Balance, December 31, 2005	$1,277	$5,410
Charges	47	--
Adjustments	--	(245)
Payments	(451)	(531)

Translation adjustments	47	11

Balance, June 30, 2006	$920	$4,645

     The liabilities for accrued severance as of June 30, 2006 are reflected in accrued expenses. The Company expects to settle the majority of these liabilities over the next six months, in cash.

     The liabilities for other closure and exit costs as of June 30, 2006 primarily relate to demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next six months.

10.    Pension Plans and Postretirement Benefits:

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:

U.S.
	Pension Benefits For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2006	2005(a)	2006	2005(a)
Service cost	$496	$1,042	$24	$21
Interest cost	766	779	60	44
Expected return on plan assets	(776)	(763)	--	--
Net amortization of transition obligations	--	--	--	--
Amortization of prior service cost	(8)	(17)	(35)	(31)
Recognized net actuarial (gain) loss	95	98	38	12
Net periodic benefit cost	$573	$1,139	$87	$46

	Pension Benefits For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2006	2005(a)	2006	2005(a)
Service cost	$992	$2,084	$48	$42
Interest cost	1,532	1,558	120	88
Expected return on plan assets	(1,552)	(1,526)	--	--
Net amortization of transition obligations	--	--	--	--
Amortization of prior service cost	(16)	(34)	(70)	(62)
Recognized net actuarial (gain) loss	190	196	76	24
Net periodic benefit cost	$1,146	$2,278	$174	$92

  The Company expects to contribute approximately $4,400 to the U.S. pension plans in 2006. Through the second quarter, contributions of $1,115 have been made.

Europe:

     The net periodic benefit costs for the Company's pension plans are, as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005(a)	2006	2005(a)
Service cost	$523	$683	$964	$1,390
Interest cost	517	477	953	971
Expected return on plan assets	(415)	(396)	(764)	(807)
Amortization of transition obligation	11	21	20	44
Amortization of prior service cost	32	21	58	43
Recognized net actuarial loss	--	17	--	35
Net periodic benefit cost	$668	$823	$1,231	$1,676

     The Company expects to contribute approximately $2,200 to the European pension plans in 2006. Through the second quarter, no contributions have been made.

(a) 2005 includes costs related to discontinued operations.

11.      Supplemental Data
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income (expense), net:
Interest income	$4,727	$773	$9,603	$1,608
Interest expense	(673)	(11,074)	(2,617)	(24,689)
Amortization of debt issuance costs	(52)	(607)	(157)	(1,282)
	$4,002	$(10,908)	$6,829	$(24,363)

Loss on early extinguishment of debt:
Call premium	$--	$--	$(18,894)	$--
Write off deferred loan costs	--	--	(521)	(1,884)
	$--	$--	$(19,415)	$(1,884)

Other income (expense), net
Foreign exchange gains (losses), net	$287	$144	$762	$(733)
Other, net	(552)	921	(371)	921
	$(265)	$1,065	$391	$188

Supplemental cash flow information:

Other non-cash operating activities:

Non-cash asset write-downs			$254	$4,138
Goodwill impairment - adjustment of estimate			--	815
Amortization of stock options			1,901	--
Amortization of restricted shares			1,339	1,960
			$3,494	$6,913

Cash paid for interest			$5,631	$25,086
Cash paid for income taxes, net			$45,106	$10,554

12.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Included within Accumulated other comprehensive income (loss) as of June 30, 2006 are foreign currency translation adjustments and minimum pension liability.

	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income (Loss):	2006	2005	2006	2005
Net Income	$16,294	$20,026	$49,728	$28,840
Change in Foreign Currency Translation	1,943	(37,372)	2,974	(75,997)
	$18,237	$(17,346)	$52,702	$(47,157)

	June 30, 2006	December 31, 2005
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$55,065	$52,091
Minimum pension liability, net	(4,239)	(4,239)
	$50,826	$47,852

13.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 21.7% of the total outstanding common stock as of June 30, 2006. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

     Effective January 1, 2005, the Company and ALI entered into an administrative services agreement whereby the Company provides limited administrative services to ALI. The agreement replaced and reduced amounts due under a previous agreement. The 2005 agreement provides for payment of a fixed yearly fee of approximately $60. In April 2006, the Company entered into an amendment to the administrative services agreement pursuant to which the agreement was extended through June 30, 2006, with a six-month fee of approximately $30. In July 2006, the Company entered into another amendment which extended the administrative service agreement through December 31, 2006 with a fee of approximately $32.

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

	Three Months Ended June 30,
	2006	2005	2006	2005
	Revenues		Operating Income

BP	$36,315	$23,500	$11,516	$2,253
API	39,770	36,402	11,177	15,360
AH	82,560	79,794	16,408	15,445
Unallocated and eliminations	551	(2,057)	(15,804)	(10,448)
	$159,196	$137,639	$23,297	$22,610

	Six Months Ended June 30,
	2006	2005	2006	2005
	Revenues		Operating Income

BP	$68,895	$41,878	$19,251	$3,036
API	85,006	71,375	27,718	29,894
AH	164,275	154,278	33,374	29,179
Unallocated and eliminations	--	(5,799)	(30,060)	(21,521)
	$318,176	$261,732	$50,283	$40,588

15.     Income Taxes

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; c.) the Company's ability to utilize various tax credits; and d.) the estimates of valuation allowances necessary to value deferred tax assets.

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the six months ended June 30, 2006 was 35%.

     The tax provision for the first six months of 2005 included $9.4 million related to the repatriation of earnings under the American Jobs Creation Act. It also included a 30% effective tax rate for international operations, but no tax benefit for domestic losses because a full valuation allowance was maintained at that time against domestic deferred tax assets.

16.     Recent Accounting Pronouncement

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48") regarding "Accounting for Uncertainties in Income Taxes," which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a Company's uncertainties related to their income tax position, including a detailed rollforward of tax benefits taken that do not qualify for financial statement recognition. This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is assessing the possible impact of FIN 48.

17.     Contingent Liabilities and Litigation

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

     In addition to the potential for personal injury damages to the approximately 175 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. Discovery is substantially complete with respect to the first trial which is scheduled for September 2006. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,300 in 2004, $23,100 in 2005, and $10,800 in the first two quarters of 2006.

Brazilian Tax Claims

     The Company is the subject of tax claims which aggregate approximately $10,000 by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

     Any further responsibility for substantially all of the material contingent liabilities related to the Generics Business have has been transferred to Actavis or entities owned by Actavis; subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities which it believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generic Business transferred to Actavis in the event Actavis fails to or is unable to satisfy such liabilities.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. Alpharma's businesses are organized in three business segments. The Company markets one branded pharmaceutical prescription product that is contract manufactured by a third party, a pain medication sold under the trademark KADIAN®, in the U.S. The Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in various formulations and dosage forms.

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

Results of Continuing Operations - Three Months Ended June 30, 2006

Alpharma's business segments are defined, as follows:

BP	Branded Pharmaceuticals
API	Active Pharmaceutical Ingredients
AH	Animal Health

     Total revenues increased 16% for the quarter ended June 30, 2006 compared to the same quarter of 2005 while operating income, at $23.3 million, was 3% higher than the $22.6 million reported in the same period last year. Interest income (expense) was $4.0 million of income in 2006 compared to ($10.9) million of expense last year. Diluted earnings per share for continuing operations was $0.32 in 2006 compared to $0.12 in 2005.

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues			Operating Income
	2006	2005	%	2006	2005	%
BP	$36.3	$23.5	54.5%	$11.5	$2.3	N/M
API	39.8	36.4	9.3%	11.2	15.4	(27.3%)
AH	82.6	79.8	3.5%	16.4	15.4	6.5%
Unallocated and Eliminations	0.5	(2.1)		(15.8)	(10.5)
Total	$159.2	$137.6	15.7%	$23.3	$22.6	3.1%

N/M - Not meaningful

Revenues:

     BP revenues increased $12.8 million to $36.3 million in 2006, compared to $23.5 million in 2005. The revenue growth was primarily a result of increased prescriptions which contributed to volume increases of $9.1 million compared to 2005, as well as price increases which contributed $2.4 million of the revenue increase.

     Revenues in API increased 9.3% to $39.8 million compared to $36.4 million in the second quarter of 2005. Revenues increased mainly as a result of approximately $4.3 million in sales to the purchaser of the Generics Business that in previous years were eliminated in consolidation.

     AH revenues increased 3.5% compared with the same period last year, principally as result of higher volumes in U.S. livestock markets.

Gross Profit:

      The Company's gross profit increased $12.1 million, or 14.4% in the second quarter of 2006 compared to the same period of 2005. As a percentage of sales, gross profit was 60% in 2006, versus 61% in 2005.

     The increase in gross profit dollars is the result of increased volumes in all three business segments, offset by unfavorable geographic mix in API. The unfavorable mix in the API business and the impact of lower margin API sales to the purchaser of the Generics business served to lower the Company's gross profit percentage in the second quarter of 2006 in comparison to the same period of 2005.

Operating Expenses:

     Selling, general and administrative ("SG&A") expenses increased $10.5 million in the second quarter of 2006 compared to 2005. As a percentage of revenues, SG&A expense increased to 40.5% in the second quarter 2006 compared to 39.2% in 2005. The increase was predominantly due to charges related to the recent retirement of the Company's Chief Executive Officer ($4.4 million), as well as costs for the retention of senior management and the discontinuance of the Company's performance unit plan ($3.1 million); partially offset by a favorable insurance recovery ($1.1 million). In addition, ongoing stock option expense of $0.6 million in the second quarter of 2006 contributed to the increase in SG&A, with the remaining net increase reflected across all three businesses, for additional operational infrastructure to support growth initiatives.

      Research and development expenses increased $0.9 million in the second quarter of 2006 compared to 2005, due primarily to spending for line extensions and the abuse-deterrent pain product development programs in BP.

Operating Income:

      Operating income increased by $0.7 million. The change in operating income is summarized as follows:
	BP	API	AH	Corporate/ Unallocated	Total
2005 as reported	$2.3	$15.4	$15.4	$(10.5)	$22.6
Research and development	(2.0)	(0.1)	0.5	0.7	(0.9)
CEO retirement, retention, performance unit expense, and insurance recovery	--	--	--	(6.4)	(6.4)
Stock option expense, ongoing	--	--	--	(0.6)	(0.6)
Net margin increase (decrease) due to volume, price, new products, foreign exchange and expenses	11.2	(4.1)	0.5	1.0	8.6
2006 as reported	$11.5	$11.2	$16.4	$(15.8)	$23.3

Interest Income(Expense), net:

     The Company reported net interest income of $4.0 million in the second quarter of 2006 compared to net interest expense of $10.9 million last year. The change reflects the repayment of all outstanding debt in the first quarter of 2006 using proceeds from the sale of the Generics Business as well as the cash flow generated by the Company. An analysis of the components of interest income (expense), net is as follows:
	Three Months Ended June 30,
	2006	2005

Interest income	$4.7	$0.8
Interest expense	(0.6)	(11.1)
Amortization of debt issuance costs	(0.1)	(0.6)
	$4.0	$(10.9)

Other Income (Expense), net:

      A detail of Other income (expense), net follows:
	Three Months Ended June 30,
	2006	2005

Foreign exchange gains, net	$0.3	$0.2
Other, net	(0.6)	0.9
	$(0.3)	$1.1

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; c.) the Company's ability to utilize various tax credits; and d.) the estimates of valuation allowances necessary to value deferred tax assets.

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the three months ended June 30, 2006 was 35%.

     The tax provision for the second quarter of 2005 included $0.8 million related to the repatriation of earnings under the American Jobs Creation Act. It also included a 30% effective tax rate for international operations, but no tax benefit for domestic losses because a full valuation allowance was maintained at that time against domestic deferred tax assets.

Results of Continuing Operations - Six Months Ended June 30, 2006

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues			Operating Income
	2006	2005	%	2006	2005	%
BP	$68.9	$41.9	64.4%	$19.3	$3.0	N/M
API	85.0	71.4	19.0%	27.7	29.9	(7.4)%
AH	164.3	154.3	6.5%	33.4	29.2	14.4%
Unallocated and Eliminations	--	(5.9)		(30.1)	(21.5)
Total	$318.2	$261.7	21.6%	$50.3	$40.6	23.9%

N/M - Not meaningful

Revenues:

     BP revenues increased $27.0 million to $68.9 million in 2006 compared to $41.9 million in 2005. The revenue growth was primarily a result of increased prescriptions which contributed to volume increases of $19.9 million compared to 2005, as well as price increases which contributed $5.3 million of the revenue increase.

     Revenues in API increased $13.6 million to $85.0 million compared to $71.4 million in the first half of 2005. Revenues increased mainly as a result of approximately $7.8 million in sales to the purchaser of the Generics Business that in previous years were eliminated in consolidation. Net volume gains and pricing changes contributed an additional $7.3 million to the year over year increase. Translation of revenues into the U.S. dollar decreased API revenues by $1.3 million in comparison to the first half of 2005.

     AH revenues increased $10.0 million or 6.5% versus the first six months of 2005, due primarily to higher volumes in U.S. livestock markets (5%) and increased international sales in the European and Asian markets (3%), partially offset by foreign exchange which had a slight negative impact on revenues.

Gross Profit:

      On a Company-wide basis gross profit increased $34.6 million in 2006 compared to the same period of 2005. As a percentage of sales, overall gross profit was 60.4% in 2006 versus 60.2% in 2005.

     The increase in gross profit dollars is the result of increased volumes in all three business segments.

Operating Expenses:

     On a consolidated basis, SG&A expenses increased $22.6 million in 2006 as compared to 2005. As a percentage of revenues, SG&A expense was 39.5% and 39.4% in the first half of 2006 and 2005, respectively.

     Approximately $8.8 million of the increase in SG&A was due to charges related to the recent retirement of the Company's CEO, costs for the retention of senior management, and the discontinuance of the Company's performance unit plan, offset by a favorable insurance recovery. In addition, ongoing stock option expense contributed $1.3 million of the year-over-year increase in SG&A. The remainder of the increase was across all three businesses for additional operational infrastructure to support the Company's growth initiatives and also reflects higher distribution costs in 2006.

      Research and development expenses increased $2.3 million in the first six months of 2006 compared to 2005, due primarily to spending for line extensions and the abuse-deterrent pain product development programs in BP.

Operating Income:

      Operating income increased by $9.7 million. The change in operating income is summarized as follows:
	BP	API	AH	Corporate/ Unallocated	Total
2005 as reported	$3.0	$29.9	$29.2	$(21.5)	$40.6
Research and development	(4.1)	0.1	0.5	1.2	(2.3)
CEO retirement, retention, performance unit expense, and insurance recovery	--	--	--	(8.8)	(8.8)
Stock option expense, ongoing	--	--	--	(1.3)	(1.3)
Net margin increase (decrease) due to volume, price, new products, foreign exchange and expenses	20.4	(2.3)	3.7	0.3	22.1
2006 as reported	$19.3	$27.7	$33.4	$(30.1)	$50.3

Interest Income/(Expense), net:

     The Company reported net interest income of $6.8 million the first half of 2006 compared to net interest expense of $24.4 million in the comparable period last year. The change reflects the repayment of all outstanding debt in the first quarter of 2006 using proceeds from the sale of the Generics Business as well as the cash flow generated by the Company. An analysis of the components of interest income (expense), net is, as follows:
	Six Months Ended June 30,
	2006	2005

Interest income	$9.6	$1.6
Interest expense	(2.6)	(24.7)
Amortization of debt issuance costs	(0.2)	(1.3)
	$6.8	$(24.4)

Loss on Extinguishment of Debt:

    First half 2006 results include the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's remaining outstanding long-term debt in January 2006. In the first half of 2005, the Company prepaid $115 million of bank term debt which resulted in the write-off of deferred loan costs of $1.9 million.

Other Income (Expense), net:

      A detail of Other income (expense), net follows:
	Six Months Ended June 30,
	2006	2005

Foreign exchange gains (losses), net	$0.8	$(0.7)
Other, net	(0.4)	0.9
	$0.4	$0.2

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; c.) the Company's ability to utilize various tax credits; and d.) the estimates of valuation allowances necessary to value deferred tax assets.

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the six months ended June 30, 2006 was 35%.

     The tax provision for the first half of 2005 included $9.4 million related to the repatriation of earnings under the American Jobs Creation Act. It also included a 30% effective tax rate for international operations, but no tax benefit for domestic losses because a full valuation allowance was maintained at that time against domestic deferred tax assets.

Liquidity and Capital Resources

     At June 30, 2006, the Company had $383.4 million in cash and cash equivalents and no debt outstanding. Interest income earned on investments was $9.6 million for the first half of 2006 and is classified as a component of Interest income (expense), net in the Consolidated Statement of Operations.

Cash flow from operations in 2006 was a use of $15.0 million compared to $151.6 million provided from operations in the first six months of 2005. During the first half of 2006, the Company paid cash taxes of $45.1 million, including $21.0 million related to the sale of the Company's Generics business, and additional cash payments of approximately $22.6 million related to the settlement of accrued expenses associated with the Generics Business disposition. Cash flow from operations in 2005 includes cash flows of discontinued operations.

     Cash flow provided by investing activities for the first half of 2006 included the proceeds from the sale of ParMed of $40.1 million.

     The cash flow used in financing activities in the first six months of 2006 was $424.8 million compared with $183.5 million last year. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million. Financing activities in the first half of 2005 included $173.5 million of debt repayments.

Working capital, including cash and cash equivalents, at June 30, 2006, was $456.5 million compared to working capital of $371.8 million at December 31, 2005. Working capital is defined as current assets less current liabilities. Higher earnings and the proceeds from the sale of ParMed served to increase working capital.

    Stockholders' equity at June 30, 2006 was $985.6 million compared to $918.1 million at December 31, 2005. The increase in Stockholders' Equity in 2006 resulted primarily from the first six months net earnings, including the gain on the sale of ParMed. At June 30, 2006, due primarily to the cumulative strengthening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $50.8 million compared to $47.9 million at December 31, 2005.

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of June 30, 2006. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006 because of the material weakness described below.

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

     Because the December 19, 2005 sale of the Generics Business has simplified the Company, the tax accounting complexities and workload created by the fourth quarter 2005 transactions described above have been reduced. The Company believes that the combination of the completion of the sale of the Generics Business and expanded internal resources and oversight of the work of external tax service providers will serve to remediate the material weakness related to the accounting and financial reporting of income taxes during 2006. The Company continues to recruit for two senior tax positions.

During the second quarter of 2006, the Company completed the implementation of a new worldwide financial consolidation system.

     Other than as described above, there have not been any other changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

----------

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 17 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

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

Alpharma Inc. (Registrant)

Date: August 1, 2006	/s/ Matthew Farrell Matthew Farrell Executive Vice President, and Chief Financial Officer
Date: August 1, 2006	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Vice President, Finance
Date: August 1, 2006	/s/ John F. Konzelmann John F. Konzelmann Vice President, Controller and Principal Accounting Officer