Form 10-Q
period 2006-09-30
ALPHARMA INC
filed 2006-10-31
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2006	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 23, 2006:
Class A Common Stock, $.20 par value - 42,993,922 shares Class B Common Stock, $.20 par value - 11,872,897 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2006 and 2005	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	5
	Notes to Consolidated Financial Statements	6-18
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4	Controls and Procedures	25-27
PART II. Item 1	OTHER INFORMATION Legal Proceedings	28
Item 6	Exhibits	28
	Signatures	29

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited) September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$390,176	$800,010
Accounts receivable, net	117,495	90,898
Inventories	104,183	92,741
Prepaid expenses and other current assets	36,563	41,575
Assets of discontinued operations	--	11,823
Total current assets	648,417	1,037,047

Property, plant and equipment, net	223,955	215,174
Goodwill	117,562	116,747
Intangible assets, net	165,389	176,083
Other assets and deferred charges	64,288	72,609
Assets of discontinued operations	--	5,723

Total assets	$1,219,611	$1,623,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$--	$380,956
Short-term debt	--	35,713
Accounts payable	30,742	35,360
Accrued expenses	111,734	140,381
Accrued and deferred income taxes	43,552	61,251
Liabilities of discontinued operations	--	11,596
Total current liabilities	186,028	665,257

Deferred income taxes	16,934	18,468
Other non-current liabilities	14,950	21,123
Liabilities of discontinued operations	--	457
Total non-current liabilities	31,884	40,048

Commitments and contingencies (see Note 17)

Stockholders' equity:
Class A Common Stock	8,659	8,507
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,110,511	1,095,520
Unearned compensation	--	(5,395)
Accumulated deficit	(163,759)	(223,137)
Accumulated other comprehensive income	51,557	47,852
Treasury stock, at cost	(7,644)	(7,644)
Total stockholders' equity	1,001,699	918,078
Total liabilities and stockholders' equity	$1,219,611	$1,623,383

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Total revenue	$165,345	$135,525	$483,521	$397,257
Cost of sales	70,839	52,240	196,830	156,368
Gross profit	94,506	83,285	286,691	240,889
Selling, general and administrative expenses	61,183	55,399	186,789	158,454
Research and development	11,097	5,586	27,394	19,547
Operating income	22,226	22,300	72,508	62,888
Interest income (expense), net	4,397	(10,572)	11,226	(34,935)
(Loss) on extinguishment of debt	--	(489)	(19,415)	(2,373)
Other income (expense), net	(303)	(1,367)	88	(1,179)
Income from continuing operations, before income taxes	26,320	9,872	64,407	24,401
Provision for income taxes	9,212	4,560	22,542	24,372
Income from continuing operations	17,108	5,312	41,865	29

Discontinued operations, net of taxes
Income from discontinued operations	--	12,537	1,531	46,660
Gain (loss) from disposals	(96)	--	23,344	--
Income (loss) from discontinued operations	(96)	12,537	24,875	46,660

Net income	$17,012	$17,849	$66,740	$46,689

Earnings (loss) per common share:
Basic
Income (loss) from continuing operations	$0.32	$0.10	$0.78	$0.00
Income (loss) from discontinued operations	$0.00	$0.24	$0.46	$0.89
Net income	$0.32	$0.34	$1.24	$0.89
Diluted
Income (loss) from continuing operations	$0.31	$0.10	$0.77	$0.00
Income (loss) from discontinued operations	$0.00	$0.24	$0.46	$0.88
Net income	$0.31	$0.34	$1.23	$0.88

Dividends per common share	$0.045	$0.045	$0.135	$0.135

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Operating Activities:
Net income	$66,740	$46,689
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,734	70,211
Amortization of loan costs	195	1,889
Interest accretion on convertible debt	754	5,233
Loss on extinguishment of debt	19,415	2,373
Gain on disposal of discontinued operations	(23,344)	--
Other non-cash items	4,146	9,082
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(23,754)	2,651
(Increase) decrease in inventories	(9,174)	57,301
(Decrease) increase in accounts payable and accrued expenses	(39,023)	(13,380)
(Decrease) increase in taxes payable	(23,308)	16,664
Decrease (Increase) in prepaid expenses	5,030	13,038
Other, net	(6,305)	(7,033)
Net cash provided by operating activities	5,106	204,718

Investing Activities:
Capital expenditures	(24,525)	(27,506)
Purchase of intangible assets	(2,880)	(3,807)
Purchase of businesses	(1,089)	--
Proceeds from sale of business	40,100	--
Net cash provided by (used) in investing activities	11,606	(31,313)

Financing Activities:
Dividends paid	(7,361)	(7,075)
Reduction of senior long-term debt	(381,702)	(192,714)
Net repayments under lines of credit	(35,715)	(16,082)
Payment of call premium	(18,894)	--
Proceeds from issuance of common stock	16,348	5,807
Increase (decrease) in book overdraft	(2,049)	(2,972)
Net cash (used) in financing activities	(429,373)	(213,036)

Net cash flows from exchange rate changes	2,639	(6,553)

Decrease in cash	(410,022)	(46,184)
Cash and cash equivalents at beginning of year	800,198*	105,212
Cash and cash equivalents at end of period	$390,176	$ 59,028

* Includes cash of $188 included within Assets of Discontinued Operations at December 31, 2005.

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share data)
(Unaudited)

1.    General

      The accompanying consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2005 Annual Report on Form 10-K. The reported results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

The following table details selected financial information for the Generics Business and ParMed, which have been classified as "Discontinued Operations":
Statements of Operations	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2006	2005

Total revenues	$213,598	$17,142	$697,898
Cost of sales	132,573	12,030	457,884
Gross profit	81,025	5,112	240,014

Operating expenses	66,689	2,756	185,257

Operating income	14,336	2,356	54,757
Interest income, (expense), net	(67)	--	(328)
Other income (expense), net	1,254	--	1,686
Income from discontinued operations, before income taxes	15,523	2,356	56,115
Provision for income taxes	2,986	825	9,455

Net income from discontinued operations	$12,537	$1,531	$46,660

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

     At September 30, 2006, the Company had $390,176 in cash and cash equivalents and no debt outstanding. Interest income earned on cash investments during the three and nine months ended September 30, 2006, was $4,397 and $11,226, respectively and is classified as a component of Interest income (expense), net in the Consolidated Statements of Operations.

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

     Prior to January 1, 2006, the Company accounted for incentive stock options under the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company has elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, will be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for incentive stock options for the three and nine months ended September 30, 2006 in the amounts of $78 and $1,979, respectively. The Company also recorded tax related benefits for the three and nine months ended September 30, 2006 in the amounts of $27 and $693, respectively.

     SFAS 123R requires the Company to present pro forma information for periods prior to adoption, as if it had accounted for all stock-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of stock options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based compensation for the periods indicated:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$17,849	$46,689
Add: Stock-based compensation expense included in reported net income	1,182	3,140
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	1,935	5,709

Pro forma net income	$17,096	$44,120

Earnings per share:
Basic-as reported	$0.34	$0.89
Basic-pro forma	$0.33	$0.84

Diluted-as reported	$0.34	$0.88
Diluted-pro forma	$0.32	$0.84

The Company estimated the fair value, as of the date of grant, of stock options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Expected life (years)	3.2	3.6
Expected future dividend yield (average)	0.65%	1.42%
Expected volatility	0.60	0.57

     The risk-free interest rates for 2006 and 2005 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2006 amounted to 4.7%. The weighted average fair value of options granted during the three and nine months ended September 30, 2006 with exercise prices equal to fair market value on the date of grant was $10.89 and $13.87, respectively.

Options Outstanding
Balance at December 31, 2005	2,426,993
Granted in Q1 2006	209,660
Forfeited in Q1 2006	(252,745)
Exercised in Q1 2006	(478,434)
Balance at March 31, 2006	1,905,474
Granted in Q2 2006	8,080
Forfeited in Q2 2006	(50,410)
Exercised in Q2 2006	(127,480)
Balance at June 30, 2006	1,735,664
Granted in Q3 2006	105,670
Forfeited in Q3 2006	(355,900)
Exercised in Q3 2006	(3,125)
Balance at September 30, 2006	1,482,309

     Stock options outstanding at September 30, 2006 had an aggregate intrinsic value of $5,430, a weighted average exercise price of $24.01 and a weighted average remaining contractual term of 5.95 years. The number of stock options exercisable at September 30, 2006 was 923,477 shares with an aggregate intrinsic value of $3,080, a weighted average exercise price of $25.25 and a weighted average remaining contractual term of 4.41 years. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $28 and $7,540, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2005 was $1,135 and $1,244, respectively.

     As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to $4,934. The weighted average remaining requisite service period of the non-vested stock options was approximately 23 months.

     Compensation for restricted stock is recorded based on the market value of the stock on the grant date. Prior to January 1, 2006, the Company capitalized the full amount of the restricted stock as unearned compensation, with an offset to additional paid-in capital. Effective January 1, 2006, in accordance with SFAS 123R, the Company reversed the unamortized balance of $5,395 against additional paid-in capital. The fair value of restricted stock is amortized to expense over the requisite service period. Amortization expense related to restricted stock amounted to $270 and $1,182 for the three month periods ended September 30, 2006 and 2005, respectively. Amortization expense related to restricted stock amounted to $1,609 and $3,140 for the nine month periods ended September 30, 2006 and 2005, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company terminated the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. At September 30, 2006, the total value of performance units outstanding was $6,008. This amount, net of forfeitures, will be paid out at the end of the plan's original three year vesting periods: December 31, 2006 and 2007. This cost is being amortized to expense over the remaining service period. The Company recognized expense related to performance units for its continuing operations for the three and nine months ended September 30, 2006 in the amount of $841 and $3,626, respectively.

5.      Inventories

     Inventories consist of the following:

	September 30, 2006	December 31, 2005

Finished products	$55,866	$49,857
Work-in-process	32,334	28,061
Raw materials	15,983	14,823
	$104,183	$92,741

6.      Long-Term Debt

There was no Long-term debt outstanding at September 30, 2006. At December 31, 2005, the following debt was outstanding:
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

     The Senior Secured Credit Facility, which was amended and restated on March 10, 2006 to reflect the sale of the Generics Business, is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of September 30, 2006, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company were to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

7.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted is as follows:
(Shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Average shares outstanding basic	53,973	52,529	53,814	52,421
Stock options	478	726	513	379
Average shares outstanding diluted	54,451	53,255	54,327	52,800

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended September 30, 2006 and 2005, stock options to purchase 927,000 and 1,166,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares. For the nine months ended September 30, 2006 and 2005, stock options to purchase 753,000 and 1,909,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares.

      The numerator for the calculation of basic EPS is net income (loss) for all periods. The numerator for the calculation of diluted EPS is net income plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes, when applicable. During the first three quarters of 2005, the effects of both the 2005 and 2006 convertible notes were not included in the calculation of diluted EPS because the result was anti-dilutive.

8.    Intangible Assets and Goodwill

     Intangible assets consist principally of product rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2006 through 2010 is currently estimated to be approximately $18,900, $18,900, $18,500, $18,500 and $18,500, respectively.

     Intangible assets and accumulated amortization are summarized as follows:

Net balance, December 31, 2005	$176,083

Additions	2,880
Amortization	(14,196)
Translation adjustment	839
Impairments	(217)

Net balance, September 30, 2006	$165,389

Accumulated amortization, September 30, 2006	$147,819

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the nine months ended September 30, 2006 are, as follows:

	BP	API	Total
Balance December 31, 2005	$113,973	$2,774	$116,747
Additions	--	537	537
Translation adjustment	--	278	278
Balance September 30, 2006	$113,973	$3,589	$117,562

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

	Severance	Other Closure and Exit Costs

Balance, December 31, 2005	$1,277	$5,410
Charges	58	--
Adjustments	--	(245)
Payments	(652)	(917)

Translation adjustments	30	17

Balance, September 30, 2006	$713	$4,265

     The liabilities for accrued severance as of September 30, 2006 are reflected in accrued expenses. The Company expects to settle the majority of these liabilities over the next three months, in cash.

     The liabilities for other closure and exit costs as of September 30, 2006 primarily relate to demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities over the next twelve months.

10.    Pension Plans and Postretirement Benefits

     The net periodic benefit costs for the Company's U.S. pension plans and other postretirement plans are as follows:

U.S.
	Pension Benefits For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2006	2005(a)	2006	2005(a)
Service cost	$496	$1,042	$62	$21
Interest cost	766	779	231	44
Expected return on plan assets	(776)	(763)	--	--
Net amortization of transition obligations	--	--	2	--
Amortization of prior service cost	(8)	(17)	(39)	(31)
Recognized net actuarial (gain) loss	95	98	283	12
Net periodic benefit cost	$573	$1,139	$539	$46

	Pension Benefits For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September,30
	2006	2005(a)	2006	2005(a)
Service cost	$1,488	$3,126	$110	$63
Interest cost	2,298	2,337	351	132
Expected return on plan assets	(2,328)	(2,289)	--	--
Net amortization of transition obligations	--	--	2	--
Amortization of prior service cost	(24)	(51)	(109)	(93)
Recognized net actuarial (gain) loss	285	294	359	36
Net periodic benefit cost	$1,719	$3,417	$713	$138

  Through the third quarter of 2006, contributions of $2,230 have been made to the U.S. pension plans representing total contributions and fulfilling the 2006 requirement.

Effective December 31, 2006, participation in and benefit accruals will be frozen under the Company's U.S. pension plans.

Europe:

     The net periodic benefit costs for the Company's Norwegian pension plan is, as follows:
	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2006	2005(a)	2006	2005(a)
Service cost	$435	$681	$1,399	$2,071
Interest cost	430	475	1,383	1,446
Expected return on plan assets	(345)	(395)	(1,109)	(1,202)
Amortization of transition obligation	9	21	29	65
Amortization of prior service cost	26	21	84	64
Recognized net actuarial loss	--	17	--	52
Net periodic benefit cost	$555	$820	$1,786	$2,496

     The Company expects to contribute approximately $2,600 to the Norwegian pension plan in 2006. Through the third quarter, contributions of $2,422 have been made.

(a) 2005 includes costs related to discontinued operations.

11.      Supplemental Data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income (expense), net:
Interest income	$4,669	$596	$14,273	$2,204
Interest expense	(234)	(10,561)	(2,852)	(35,250)
Amortization of debt issuance costs	(38)	(607)	(195)	(1,889)
	$4,397	$(10,572)	$11,226	$(34,935)

Loss on early extinguishment of debt:
Call premium	$--	$--	$(18,894)	$--
Write off deferred loan costs	--	(489)	(521)	(2,373)
	$--	$(489)	$(19,415)	$(2,373)

Other income (expense), net
Foreign exchange gains (losses), net	$(226)	$(402)	$537	$(1,135)
Other, net	(77)	(965)	(449)	(44)
	$(303)	$(1,367)	$88	$(1,179)

Supplemental cash flow information:

Other non-cash operating activities:

Non-cash asset write-downs			$288	$5,127
Goodwill impairment - adjustment of estimate			--	815
Amortization of stock options			2,249	--
Amortization of restricted shares			1,609	3,140
			$4,146	$9,082

Cash paid for interest			$6,032	$28,433
Cash paid for income taxes, net			$45,598	$16,071

12.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items to be included in other comprehensive income (loss). Included within Accumulated other comprehensive income (loss) as of September 30, 2006 are foreign currency translation adjustments and minimum pension liability.

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income (Loss):	2006	2005	2006	2005
Net Income	$17,012	$17,849	$66,740	$46,689
Change in Foreign Currency Translation	731	(8,009)	3,705	(84,006)
	$17,743	$9,840	$70,445	$(37,317)

	September 30, 2006	December 31, 2005
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$55,796	$52,091
Minimum pension liability, net	(4,239)	(4,239)
	$51,557	$47,852

13.     Transactions with A.L. Industrier ASA

      A.L. Industrier ASA ("ALI") is the beneficial owner of 100% of the outstanding shares of the Company's Class B Stock. The Class B Stock represents 21.7% of the total outstanding common stock as of September 30, 2006. ALI, a Norwegian company, is able to control the Company through its ability to elect more than a majority of the Board of Directors and to cast a majority of the votes in any non-class vote of the Company's stockholders.

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

14.     Business Segment Information

      The Company's businesses are organized in three reportable segments as follows: Branded Pharmaceuticals ("BP"), Active Pharmaceutical Ingredients ("API"), and Animal Health ("AH"). Each business has a segment president who reports to the CEO.

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

	Three Months Ended September 30,
	2006	2005	2006	2005
	Revenues		Operating Income

BP	$34,749	$26,920	$8,088	$8,341
API	42,655	32,341	10,272	11,552
AH	87,926	79,615	17,894	15,979
Unallocated and eliminations	15	(3,351)	(14,028)	(13,572)
	$165,345	$135,525	$22,226	$22,300

	Nine Months Ended September 30,
	2006	2005	2006	2005
	Revenues		Operating Income

BP	$103,644	$68,798	$27,339	$11,377
API	127,660	103,716	37,991	41,446
AH	252,201	233,893	51,268	45,158
Unallocated and eliminations	16	(9,150)	(44,090)	(35,093)
	$483,521	$397,257	$72,508	$62,888

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

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the nine months ended September 30, 2006 was 35%.

     The tax provision for the first nine months of 2005 included $9.4 million related to the repatriation of earnings under the American Jobs Creation Act. It also included a 30% effective tax rate for international operations, but no tax benefit for domestic losses because a full valuation allowance was maintained at that time against domestic deferred tax assets.

  Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48") regarding "Accounting for Uncertainties in Income Taxes," which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authorities. FIN 48 also requires explicit disclosure requirements about a Company's uncertainties related to their income tax position, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is assessing the impact of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" which requires employers to recognize on their balance sheet, as of December 31, 2006, the funded status of the pension and postretirement benefit plans. The Company is assessing the impact of this Statement.

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

     In addition to the potential for personal injury damages to the approximately 175 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial which consisted of two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs are appealing the verdict. The Company expects the second trial, consisting of one plaintiff, to commence in April 2007. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,300 in 2004, $23,100 in 2005, and $16,500 in the first three quarters of 2006.

Brazilian Tax Claims

     The Company is the subject of tax claims which aggregate approximately $10,000 by the Brazilian authorities relating to the operations of the Company's Animal Health business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

     The environmental authorities having jurisdiction over the Copenhagen and Oslo plants of the Company have given the Company notices of revised waste discharge requirements. The Company believes it has taken the necessary actions to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. However, until the Company has operated the facilities for a period of time in accordance with the revised discharge requirements, it will not know if its alterations have fully addressed the concerns of the authorities. The failure or inability to comply with applicable regulations and discharge requirements could result in administrative actions affecting production at these facilities which could be materially adverse to the Company.

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

     Any further responsibility for substantially all of the material contingent liabilities related to the Generics Business have has been transferred to Actavis or entities owned by Actavis, subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities which it believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generic Business transferred to Actavis in the event Actavis fails to or is unable to satisfy such liabilities.

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

     On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business (the "Generics Business") to Actavis Group hf ("Actavis") for $810 million in cash. On March 31, 2006, the Company completed the sale of its generic telemarketing distribution business, ParMed Pharmaceuticals, Inc. ("ParMed") for $40.1 million in cash. Both the Generics Business and ParMed are classified as discontinued operations in the Consolidated Financial Statements (see note 2 to the Consolidated Financial Statements).

Results of Continuing Operations - Three Months Ended September 30, 2006

Alpharma's business segments are defined, as follows:

BP	Branded Pharmaceuticals
API	Active Pharmaceutical Ingredients
AH	Animal Health

     Total revenues increased 22% for the quarter ended September 30, 2006 compared to the same quarter of 2005 while operating income, at $22.2 million, was 0.3% lower than the same period last year. Interest income (expense) was $4.4 million of income in 2006 compared to ($10.6) million of expense last year. Diluted earnings per share for continuing operations was $0.31 in 2006 compared to $0.10 in 2005.

The following summarizes revenues and operating income by segment:

Three Months Ended Sept. 30,	Revenues			Operating Income
	2006	2005	%	2006	2005	%
BP	$34.7	$26.9	29.0%	$8.1	$8.3	(2.4%)
API	42.7	32.3	32.2%	10.3	11.6	(11.2%)
AH	87.9	79.6	10.4%	17.9	16.0	11.9%
Unallocated and Eliminations	--	(3.3)		(14.1)	(13.6)
Total	$165.3	$135.5	22.0%	$22.2	$22.3	(0.4%)

Revenues:

     BP revenues increased 29% or $7.8 million to $34.7 million in 2006, compared to $26.9 million in 2005. The revenue growth was primarily a result of higher price realization which contributed $4.7 million of the revenue increase, a rebate reserve adjustment of $2.0 million resulting from the favorable outcome of a legal claim, and increased prescriptions year-over-year which contributed to volume gains of $1.1 million. Included in the net volume gain is the impact of a reduction in wholesaler inventory levels in 2006 from approximately two and a half months at the end of the second quarter of 2006 to approximately two months at the end of the third quarter of 2006.

     Revenues in API increased 32.2% to $42.7 million compared to $32.3 million in the third quarter of 2005. Revenues increased as a result of higher volumes of $5.6 million, principally related to sales of vancomycin. Also contributing to the overall increase were $5.0 million of low margin sales of products that, in 2005, were reported as sales of the Company's divested Generics Business.

     AH revenues increased 10.4% to $87.9 million compared with the same period last year, principally as a result of higher volumes in U.S. livestock and European markets.

Gross Profit:

      The Company's gross profit increased $11.2 million, or 13.4% in the third quarter of 2006 compared to the same period a year ago. As a percentage of sales, gross profit was 57.2% in 2006 versus 61.5% in 2005.

     The increase in gross profit dollars is the result of increased volumes in all three business segments and favorable price realization in BP, offset partially by unfavorable manufacturing variances and lower year-over-year pricing in API. These two factors in the API business contributed to a decline in gross profit percentage in the third quarter of 2006 versus 2005, in addition to the impact of $5.0 million of API low margin sales of products that, in 2005, were reported as sales of the Company's divested Generics Business.

Operating Expenses:

     Selling, general and administrative ("SG&A") expenses increased $5.8 million in the third quarter of 2006 compared to 2005. The increase principally related to additional operational infrastructure to support growth initiatives in the BP and AH businesses. Third quarter 2006 results also include $2.3 million of costs related to senior management retention and transition and the discontinuance of the Company's performance unit plan. As a percentage of revenues, SG&A expense decreased to 37.0% in the third quarter 2006 compared to 40.9% in 2005.

      Research and development expenses almost doubled in the third quarter of 2006 versus 2005, increasing from $5.6 million in 2005 to $11.1 million in 2006. The increase was predominantly related to BP new product development spending.

Operating Income:

      Operating income decreased by $0.1 million in the third quarter of 2006 in comparison to 2005. The change in operating income is summarized as follows:
	BP	API	AH	Corporate/ Unallocated	Total
2005 as reported	$8.3	$11.6	$16.0	$(13.6)	$22.3
Research and development	(4.5)	(0.3)	(0.4)	(0.3)	(5.5)
Senior management retention and transition, and performance unit expense	--	--	--	(2.3)	(2.3)
Net margin increase (decrease) due to volume, price, new products, foreign exchange and expenses	4.3	(1.0)	2.3	2.1	7.7
2006 as reported	$8.1	$10.3	$17.9	$(14.1)	$22.2

Interest Income(Expense), net:

     The Company reported net interest income of $4.4 million in the third quarter of 2006 compared to net interest expense of $10.6 million last year. The change reflects the repayment of all outstanding debt in the first quarter of 2006 using proceeds from the sale of the Generics Business as well as the cash flow generated by the Company. An analysis of the components of interest income (expense), net is as follows:
	Three Months Ended September 30,
	2006	2005

Interest income	$4.7	$0.6
Interest expense	(0.3)	(10.6)
Amortization of debt issuance costs	--	(0.6)
	$4.4	$(10.6)

Other Income (Expense), net:

      A detail of Other income (expense), net follows:

	Three Months Ended September 30,
	2006	2005

Foreign exchange losses, net	$(0.2)	$(0.4)
Other, net	(0.1)	(1.0)
	$(0.3)	$(1.4)

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

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the three months ended September 30, 2006 was 35%.

     The tax provision for the third quarter of 2005 was 46% as a result of domestic losses which received no tax benefits because full valuation allowances were maintained against U.S. deferred tax assets at that time.

Results of Continuing Operations - Nine Months Ended September 30, 2006

The following summarizes revenues and operating income by segment:

Nine Months Ended Sept. 30,	Revenues			Operating Income
	2006	2005	%	2006	2005	%
BP	$103.6	$68.8	50.6%	$27.3	$11.4	139.5%
API	127.7	103.7	23.1%	38.0	41.4	(8.2)%
AH	252.2	233.9	7.8%	51.3	45.2	13.5%
Unallocated and Eliminations	--	(9.1)		(44.1)	(35.1)
Total	$483.5	$397.3	21.7%	$72.5	$62.9	15.3%

Revenues:

     BP revenues increased $34.8 million to $103.6 million in 2006 compared to $68.8 million in 2005. The revenue growth was primarily a result of increased year-over-year prescriptions which contributed to volume increases of $21.3 million, higher price realization which contributed $11.5 million, and a rebate reserve adjustment of $2.0 million resulting from the favorable outcome of a legal claim. Included in the net volume gain is the impact of a reduction in wholesaler inventory levels in 2006 from approximately three months at the end of the fourth quarter of 2005 to approximately two months at the end of the third quarter of 2006.

Revenues in API increased $24.0 million to $127.7 million compared to $103.7 million in the first nine months of 2005. Revenues increased mainly as a result of approximately $12.8 million of low margin sales of products that, in 2005, were reported as sales of the Company's divested Generics Business. Net volume gains contributed an additional $14.6 million of the revenue increase. These increases were partially offset by lower year-over-year prices. In addition, translation of revenues into the U.S. dollar decreased API revenues by $0.8 million in comparison to the first nine months of 2005.

     AH revenues increased $18.3 million or 7.8% versus the first nine months of 2005, due primarily to higher volumes in U.S. livestock markets of $11.4 million and increased sales into international markets of $6.2 million.

Gross Profit:

      On a Company-wide basis, gross profit increased $45.8 million in 2006 compared to the same period of 2005. As a percentage of sales, overall gross profit was 59.3% in 2006 versus 60.6% in 2005.

     The increase in gross profit dollars is the result of increased volumes in all three business segments and favorable price realization in BP. The lower gross profit percentage is mostly a result of low margin sales of API products that, in 2005, were reported as sales of the Company's divested Generics Business.

Operating Expenses:

     On a consolidated basis, SG&A expenses increased $28.3 million in 2006 as compared to 2005. As a percentage of revenues, SG&A expense was 38.6% and 39.9% in the first nine months of 2006 and 2005, respectively.

     The majority, or $18.7, million of the year-over-year increase, was across all three businesses for additional operational infrastructure to support the Company's growth initiatives and also reflects higher distribution costs in 2006. The remainder of the increase relates primarily to costs related to senior management retention and transition, and the discontinuance of the Company's performance unit plan, offset partially by a favorable insurance recovery. In addition, ongoing stock option expense contributed $1.4 million of the year-over-year increase in SG&A.

      Research and development expenses increased $7.8 million in the first nine months of 2006 compared to 2005, due almost exclusively to BP new product development spending.

Operating Income:

      Operating income increased by $9.6 million for the nine months ended September 30, 2006, in comparison to the comparable period of 2005. The change in operating income is summarized as follows:
	BP	API	AH	Corporate/ Unallocated	Total
2005 as reported	$11.4	$41.4	$45.2	$(35.1)	$62.9
Research and development	(8.7)	(0.1)	0.1	0.9	(7.8)
Senior management retention and transition, and performance unit expense, net of insurance recovery	--	--	--	(11.1)	(11.1)
Stock option expense, ongoing	--	--	--	(1.4)	(1.4)
Net margin increase (decrease) due to volume, price, new products, foreign exchange and expenses	24.6	(3.3)	6.0	2.6	29.9
2006 as reported	$27.3	$38.0	$51.3	$(44.1)	$72.5

Interest Income/(Expense), net:

     The Company reported net interest income of $11.2 million the first nine months of 2006 compared to net interest expense of $34.9 million in the comparable period last year. The change reflects the repayment of all outstanding debt in the first quarter of 2006 using proceeds from the sale of the Generics Business as well as the cash flow generated by the Company. An analysis of the components of interest income (expense), net is, as follows:
	Nine Months Ended September 30,
	2006	2005

Interest income	$14.3	$2.2
Interest expense	(2.9)	(35.2)
Amortization of debt issuance costs	(0.2)	(1.9)
	$11.2	$(34.9)

Loss on Extinguishment of Debt:

    Results for the nine months ended September 30, 2006 include the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's remaining outstanding long-term debt in January 2006. In the first nine months of 2005, the Company prepaid $148 million of bank term debt which resulted in the write-off of deferred loan costs of $2.4 million.

Other Income (Expense), net:

      A detail of Other income (expense), net follows:
	Nine Months Ended September 30,
	2006	2005

Foreign exchange gains (losses), net	$0.5	$(1.1)
Other, net	(0.4)	(0.1)
	$0.1	$(1.2)

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

     Based on the Company's assessment of the above factors, the tax rate for the full year is expected to approximate 35%. The ETR for continuing operations for the nine months ended September 30, 2006 was 35%.

     The tax provision for the first nine months of 2005 included $9.4 million related to the repatriation of earnings under the American Jobs Creation Act. It also included a 30% effective tax rate for international operations, but no tax benefit for domestic losses because a full valuation allowance was maintained at that time against domestic deferred tax assets.

Liquidity and Capital Resources

     At September 30, 2006, the Company had $390.2 million in cash and cash equivalents and no debt outstanding. Interest income earned on investments was $14.3 million for the first nine months of 2006 and is classified as a component of Interest income (expense), net in the Consolidated Statements of Operations.

Cash flow from operations for the nine months ended September 30, 2006 was $5.1 million compared to $204.7 million provided from operations in the first nine months of 2005. During the first nine months of 2006, the Company paid cash taxes of $45.6 million, including $21.0 million related to the sale of the Company's Generics business, and additional cash payments of approximately $23.0 million related to the settlement of accrued expenses associated with the Generics Business disposition. The Company also had higher levels of accounts receivable, primarily in API. Cash flow from operations in 2005 includes cash flows of discontinued operations.

     Cash flow provided by investing activities for the first nine months of 2006 included the proceeds from the sale of ParMed of $40.1 million.

     The cash flow used in financing activities in the first nine months of 2006 was $429.3 million compared with $213.0 million last year. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million. Financing activities in the first nine months of 2005 included $208.6 million of debt repayments.

Working capital, including cash and cash equivalents, at September 30, 2006, was $462.4 million compared to working capital of $371.8 million at December 31, 2005. Working capital is defined as current assets less current liabilities. Higher earnings and the proceeds from the sale of ParMed served to increase working capital.

    Stockholders' equity at September 30, 2006 was $1,001.7 million compared to $918.1 million at December 31, 2005. The increase in Stockholders' Equity in 2006 resulted primarily from the first nine months net earnings, including the gain on the sale of ParMed. At September 30, 2006, due primarily to the cumulative strengthening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $51.6 million compared to $47.9 million at December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is included in Item 7a of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's President and Chief Executive Officer ("CEO") and Vice President Finance and Interim Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure controls and procedures involve participation by various individuals in the Company having access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of September 30, 2006. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006 because of the material weakness described below.

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

     Because the December 19, 2005 sale of the Generics Business has simplified the Company, the tax accounting complexities and workload created by the fourth quarter 2005 transactions described above have been reduced. The Company believes that the combination of the completion of the sale of the Generics Business and expanded internal resources and oversight of the work of external tax service providers will serve to remediate the material weakness related to the accounting and financial reporting of income taxes during 2006. During the third quarter of 2006, the Company strengthened its internal tax resources by successfully recruiting and appointing two individuals to senior tax positions.

     Other than as described above, there have not been any other changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 17 to the Company's Consolidated Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

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

Alpharma Inc. (Registrant)

Date: October 31, 2006	/s/ Jeffrey S. Campbell__ Jeffrey S. Campbell Vice President, Finance and Interim Chief Financial Officer
Date: October 31, 2006	/s/ John F. Konzelmann____ John F. Konzelmann Vice President, Controller and Principal Accounting Officer