Form 10-K
period 2006-12-31
ALPHARMA INC
filed 2007-03-01
CIK 730469

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006	Commission File No. 1-8593
ALPHARMA INC. (Exact name of registrant as specified in its charter)
Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)
One Executive Drive, Fort Lee, New Jersey 07024 (Address of principal executive offices) zip code
(201) 947-7774 (Registrant's Telephone Number Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. YES [X] NO [ ]

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934) YES [_] NO [X]

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $.20 par value) as of June 30, 2006, was $1,039,547,000 and as of February 28, 2007 was $1,138,022,000.
The number of shares outstanding of each of the Registrant's classes of common stock as of 2/28/07 was:

Class A Common Stock, $.20 par value - 43,172,288 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2007 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

Trademarks

     The following are trademarks and service marks belonging to the Company, licensed to the Company, or otherwise used throughout this Form 10-K: Albac®, Aureomycin®, Avatec®, Bio-Cox®, BMD®, Betolvex® Bovatec®, ChlorMax®, Cygro®, Deccox®, Histostat®, KADIAN®, Robenz®, Rofenaid®, Zoamix® and 3-Nitro®.

Forward-Looking Statements

     This annual report contains "forward-looking statements", or statements that are based on current expectations, estimates, and projections rather than historical facts. The Company offers forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may prove, in hindsight, to have been inaccurate because of risks and uncertainties that are difficult to predict. Many of the risks and uncertainties that the Company faces are included under the caption "Risk Factors".

PART I

Item 1. Business

GENERAL

     Alpharma is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company markets one branded pharmaceutical prescription product that is contract manufactured by a third-party, a pain medication sold under the trademark KADIAN, in the U.S. Alpharma manufactures and markets a line of fermentation-based active pharmaceutical ingredients and one chemically synthesized active pharmaceutical ingredient (collectively "APIs") that are used primarily by third parties in the manufacturing of finished dose products. The Company manufactures and markets animal health products in over 100 formulations and dosage forms. The Company presently conducts business in more than 80 countries and has approximately 1,400 employees in over 20 countries. For the year ended December 31, 2006, the Company generated revenues of approximately $653.8 million from its continuing operations. Revenues from discontinued operations totaled $17.1 million in 2006, and related to the Company's former generics pharmaceutical telemarketing distribution business which was sold on March 31, 2006.

Formation

     The Company is incorporated in Delaware. The Company was originally organized as A.L. Laboratories, Inc., a wholly owned subsidiary of Apothekernes Laboratorium A.S., a Norwegian healthcare company (the predecessor company to A.L. Industrier ASA; formerly Alpharma's controlling stockholder). In 1994, the Company acquired the complementary human pharmaceutical and animal health business of its parent company and subsequently changed its name to Alpharma Inc. to operate worldwide as one corporate entity.

Repurchase of Class B Shares; Elimination of Controlling Stockholder

     Until December 28, 2006, A.L. Industrier ASA ("Industrier") beneficially owned all of the outstanding shares of the Company's Class B common stock, or approximately 22% of the Company's total common stock as of such date. Through its ownership of the Class B common stock, Industrier had voting power that provided it with effective control of the Company. On December 28, 2006, two of the Company's wholly owned subsidiaries purchased 100% (11,872,897 shares) of the outstanding shares of the Company's Class B common stock from Industrier at a price of $25.50 per share. Including related fees, the cost of the repurchase was approximately $307.4 million, which was paid using available cash on hand. Following the Class B share repurchase, control of the Company now rests in the holders of the Class A shares acting by the majority applicable under Delaware law and the Company's charter documents.

Discontinued Operations

     On December 19, 2005, the Company sold its world-wide human Generics pharmaceutical business (the "Generics Business"), excluding ParMed Pharmaceuticals Inc. ("ParMed"), its Generics pharmaceutical telemarketing distribution unit, to Actavis Group hf ("Actavis") for cash in the amount of $810 million. The form of this transaction included the sale of all of the Company's subsidiaries that were, as of the closing of the transaction, engaged solely in the human genericsbusiness ("Generics Business") and a transfer of the assets and liabilities related to the Generics Business from those subsidiaries of the Company that, as of the closing of the transaction, engaged in both the Generics Business and other businesses of the Company.

     As a result of the transactions, substantially all of the material liabilities (including without limitation, claims, lawsuits and other contingent liabilities) of the Generics Business were transferred to Actavis or entities owned by Actavis. The Company made certain representations and warranties to Actavis regarding the Generics Business as a part of the transaction, and subject to certain limitations, agreed to indemnify Actavis to the extent that such representations and warranties were incorrect. In addition, the Company retained liability for certain specified liabilities which the Company believes are not, in the aggregate, material to the Company and may be held responsible for certain liabilities of the Generics Business transferred to Actavis in the event that Actavis fails to or is unable to satisfy such liabilities. The financial statements contained in this Report present the Generics Business as a discontinued operation.

     More than half of the proceeds of the transaction that were received as consideration for the non-US assets of the Generics Business were repatriated to the United States under the American Jobs Creation Act of 2004. Beginning in the first quarter of 2005, and through to January 23, 2006, the Company repaid all of its outstanding debt.

     On March 31, 2006, the Company sold ParMed, its Generics pharmaceutical telemarketing distribution business, to Cardinal Health for cash in the amount of $40.1 million. ParMed is presented in the financial statements contained in this Report, as a discontinued operation.

    As such, throughout this Report, "Discontinued Operations" refers to the Generics Business and ParMed. For further information on the Discontinued Operations, see the discussion of Discontinued Operations in Item 7 of this Report, and see Note 3 to the Consolidated Financial Statements included in Item 8 of this Report.

Management and Financial Reporting Structure

     The Company operates in the human and animal pharmaceuticals industries. After giving effect to the Discontinued Operations, for financial reporting purposes it has three businesses within these industries: Pharmaceuticals ("Pharmaceuticals", formerly Branded Pharmaceuticals), Active Pharmaceutical Ingredients ("API") and Animal Health ("AH").

     The following table shows the revenues and operating income or loss of each of the Company's business segments and Discontinued Operations for the past three years:
	Revenues			Operating Income (loss)
	2006	2005	2004	2006	2005	2004

Pharmaceuticals	$138.2	$101.6	$62.4	$28.3	$23.6	$6.5
Active Pharmaceutical Ingredients (a)	168.7	138.4	143.2	51.8	52.4	72.8
Animal Health (b)	346.9	325.1	314.6	71.5	66.3	24.8
Unallocated and eliminations	--	(11.5)	(6.9)	(56.0)	(47.5)	(41.0)
Discontinued Operations (c)	17.1	870.2	826.1	2.4	44.6	(286.2)
Total	$670.9	$1,423.8	$1,339.4	$98.0	$139.4	$(223.1)

  API 2006 operating income includes a $7.8 million curtailment gain related to freezing a Norwegian defined benefit pension plan.

  AH 2004 results include a $10.0 million charge to write down the carrying value of its former Aquatics business assets to fair value.

  Discontinued operations results in 2004 include a charge of $260 million to write down the value of goodwill associated with the US Generics Pharmaceutical business.

     For additional financial information concerning the Company's business segments see Note 21 to the Consolidated Financial Statements included in Item 8 of this Report.

Internet Website

     The Company maintains an Internet website at www.alpharma.com. The Company makes available free of charge on its website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

NARRATIVE DESCRIPTION OF BUSINESS

PHARMACEUTICALS ("Pharmaceuticals")

      Pharmaceuticals (formerly Branded Pharmaceuticals) markets one branded pharmaceutical prescription product, a pain medication sold in the U.S. under the trademark KADIAN, that is contract manufactured by a third-party. Pharmaceuticals is currently focused on the pain management market in the United States. For the year ended December 31, 2006, Pharmaceuticals had product sales of approximately $138.2 million and operating income of approximately $28.3 million. KADIAN accounted for approximately 21% of the Company's total revenues in 2006.

     Product Lines. KADIAN is an extended release morphine product which, until June 2006, F.H. Faulding & Co. Limited (now a wholly-owned subsidiary of Mayne Nickless Limited) licensed to Pharmaceuticals pursuant to a perpetual, royalty-free license. During the second quarter of 2006, Mayne Nickless Limited assigned the patent rights to Pharmaceuticals. On October 27, 2006, the Company received FDA approval for KADIAN 80 mg dosage strength and launched this line extension in the fourth quarter of 2006. On February 27, 2007, the Company received FDA approval for KADIAN 200mg dosage strength.

The Company's Pharmaceuticals business is actively working on the development of a new pain product which, if successful, would include a technology designed to deter abuse. During the third quarter of 2006, Pharmaceuticals reported positive results from a Phase II efficacy and pharmacokinetic trial for the investigational abuse deterrent extended-release morphine product. The goal of the study was to demonstrate that the Company's proprietary abuse-deterrent technology for long-acting opioids does not impact the safety or efficacy of the product. This goal was achieved. Pharmaceuticals has commenced Phase III activities on this new product and, assuming a successful Phase III outcome, is targeting a New Drug Application (NDA) filing in the first half of 2008. The Company expects significant research and development investment in 2007 and 2008 in support of its abuse-deterrent opioid product development programs. See "Research, Product Development and Technical Activities" and "Risk Factors - The Company's products and future products are based on technologies in areas where third parties hold numerous patents".

In response to a general inquiry by the FDA regarding alcohol interaction with opioids, the Company has conducted in vivo studies to evaluate the interaction of alcohol consumption with KADIAN. The results indicate that the concomitant use of tested levels of alcohol with KADIAN has no significant impact on mean morphine blood levels. The Company provided this data to the FDA. Based upon its review, the FDA has indicated that the KADIAN label will not require any further modifications.

In addition to the abuse-deterrent technology described above, a major focus of the Company is to expand and enhance Pharmaceuticals' product portfolio by actively seeking to purchase marketing rights to other pain-related products (that are either in the development or commercial stages). See "Risk Factors - The Company depends on development, manufacture and marketing of new products for its future success" and "Risk Factors - The Company could have difficulties in developing and integrating strategic alliances and other relationships".

   Facilities. Pharmaceuticals' one product is manufactured under a toll manufacturing agreement with Actavis Elizabeth LLC ("Actavis Elizabeth"), successor to Purepac Pharmaceutical Co., the former subsidiary of the Company purchased by Actavis as a part of the Company's sale of the Generics Business. Actavis Elizabeth is the sole source of supply for KADIAN. Pharmaceuticals' headquarters are located in Piscataway, New Jersey.

     Competition. Pharmaceuticals operates in a highly competitive, price-sensitive market. The Company's Pharmaceuticals product competes with pain management products manufactured by Generics pharmaceutical manufacturers and worldwide research-based brand drug companies. As the Company expands its Pharmaceuticals portfolio product line, it expects to encounter continued competition.

     Pharmaceuticals' principal competitors are: King Pharmaceuticals, Janssen Pharmaceutica, Endo Pharmaceuticals, Purdue Pharma and Generics competitors generally.

     Sales, Distribution and Customers. The Company has a sales organization for Pharmaceuticals' branded pharmaceutical products. Pharmaceuticals has an authorized sales force of 194 sales representatives (although the actual number of representatives will vary from time to time based upon resignations and other normal personnel actions). Pharmaceuticals focuses its sales and marketing efforts on the pain specialists who are likely to be the most active writers of prescriptions for KADIAN. Pharmaceuticals predominately sells its pharmaceutical products to major wholesalers. The Company has entered into distribution service agreements with certain of these accounts.

ACTIVE PHARMACEUTICAL INGREDIENTS ("API")

     The Company's API business develops, manufactures and markets a line of fermentation-based active pharmaceutical ingredients and one chemically synthesized active pharmaceutical ingredient that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products. For the year ended December 31, 2006, API had product sales of approximately $168.7 million and operating income of approximately $51.8 million. The Company's API business benefits from over four decades of experience in the use and development of fermentation and purification technology.

     Product Lines. The Company's API business markets and sells 14 APIs, primarily antibiotics. These APIs constitute the active substances in certain pharmaceuticals for the treatment of some skin, throat, intestinal and systemic infections. The Company is a leading producer of bacitracin, polymyxin, and vancomycin, all of which are important pharmaceutical-grade antibiotics. The Company's API business also manufactures other antibiotic active substances such as tobramycin, colistin and colistin methsulfate, and amphotericin B, a parenteral grade antifungal. The primary applications for the API products are injectable and specialized topical and human surgical finished product applications. API owns European marketing authorizations for vancomycin vial and capsule finished products which are manufactured (using the Company's active substance) and distributed for the Company by third parties.

The Company has several growth initiatives related to API. API has initiated a program of new product launches that began in 2005 with the launch (commercial sale of product) of tobramycin and continued with the launch of fluticasone and teicoplanin in non-regulated markets in the third quarter of 2006 and mupirocin acid in the fourth quarter of 2006. The Company intends to continue to invest in and develop its API pipeline and expects to launch two additional products before the end of 2007. In addition, in the second quarter of 2006, API reached agreement with Hisun Pharmaceutical Co., Ltd., a Chinese supplier, that, subject to regulatory approvals, is expected to enable the Company to increase the manufacturing capacity of one of its current major products, vancomycin, over the next three years. During the third quarter of 2006, the Company commenced the sale of vancomycin manufactured at the Hisun facility into limited markets, and began enhancing the site's manufacturing processes in preparation for regulatory approvals. Another of API's main expansion initiatives is forward integration into the injectable finished product form of several of its APIs. The Company is in the process of expanding its Copenhagen facility to meet capacity requirements for this new initiative. Potential sources for additional new products are API's internal research and development, co-development projects with third parities, partnerships and in-licensing. See "Risk Factors -. The Company depends on development, manufacture and marketing of new products for its future success" and "The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

     In February 2003, the Company's API business implemented a significant price increase for two of its products in certain geographical markets and, during 2005 and 2006, reduced the price significantly with respect to one of such products. The Company anticipates that further price reductions are possible on both of these products.

     Facilities. The Company manufactures its API products in its plants in Oslo, Norway, which also manufactures products for AH, Copenhagen, Denmark and Budapest, Hungary. Each plant includes fermentation, specialized recovery and purification equipment. To support the production of vancomycin, the Company substantially expanded its production capacity at its Copenhagen facility and, in 1998, acquired its facility in Budapest, Hungary. An expansion of manufacturing processes and capacity at the Budapest facility was substantially completed in 2004. The expansion of the Budapest facility cost a total of approximately $9 million and doubled the capacity of the facility for vancomycin and established capacity for the production of three additional products in the facility. The Company completed two expansion projects at its Copenhagen facility in 2004 for an aggregate cost of approximately $32 million. One of these projects significantly increased the capacity of the Copenhagen facility for vancomycin. Additionally, the Copenhagen facility is currently being expanded to accommodate API's initiative to expand into the injectable finished product form of several of its APIs. The Oslo, Copenhagen and Budapest facilities have been classified as acceptable by the FDA as manufacturers of certain sterile and non-sterile bulk antibiotics. Such FDA classification, subject to compliance with applicable FDA rules, allows imports of the products manufactured at these facilities into the U.S. market and into most European markets. (See "Information Applicable To All Business Segments - Environmental Compliance" for a discussion of environmental matters related to the Copenhagen, Oslo and Budapest facilities and "Government Regulation - FDA Compliance" for a discussion of the Company's FDA inspection results at the same three facilities.)

     Competition. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a significant advantage in these antibiotic products. Competition has increased in recent years on certain of its products, most notably from Asian-based companies. API's principal competitors are: Abbott Laboratories, Bristol-Myers Squibb Company, Xinxhang-Zheijiang, Sandoz (LEK), Teva (Biogal), World Yanghen, Shanghai Pioneed and Livzon - Fuzhou.

     Geographic Markets. The Company's API business sells its products in the U.S. and other areas of the world. For the year ended December 31, 2006, sales in North America of API products represented approximately 52% of the Company's API business' total revenues.

     Sales, Distribution and Customers. Sales of API products are dependent on finished product sales, which are under the control of the Company's customers. Sales of bulk antibiotic products are made to relatively few large customers, primarily pharmaceutical companies making generics and branded finished pharmaceutical products. The Company distributes and sells its API products in North America and Europe using its own sales force. Sales of the Company's API products in other parts of the world are made primarily through local agents and distributors.

ANIMAL HEALTH ("AH")

     The Company's AH business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") and water soluble therapeutics for poultry, cattle and swine. For the year ended December 31, 2006, AH had product sales of approximately $346.9 million and operating income of approximately $71.5 million.

     Product Lines. The Company's principal animal health business is based on a portfolio of anti-infective animal health products that are added to the feed and water of livestock and poultry. This market is comprised of three primary categories: antibiotics, anticoccidials and antibacterials.

Antibiotics. The Company's MFAs and water-soluble products are used to prevent and/or treat diseases and maintain health in poultry, swine and cattle. The Company is the world's largest supplier of bacitracin and chlortetracycline for use in animal feeds. The Company's major AH antibiotic products include:

• Albac, a bacitracin-based MFA used to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle and swine;

• BMD, a bacitracin-based MFA used to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle and swine; and

• ChlorMax and ChlorMax-combination products, and Aureomycin and Aureomycin-combination products, which are feed-grade antibiotics containing chlortetracycline used in combination with an antibacterial to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle and swine. AH's class of products containing chlortetracycline (CTC products) accounts for approximately 17.7% of the Company's total revenues.

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

Antibacterials. These products are used to prevent disease in poultry and swine. The Company is the world's largest supplier of antibacterials for use in animal feeds and the Company's major products include:

• 3-Nitro, an MFA used to treat disease and improve feed efficiency in poultry and swine; see "Legal Proceedings - Chicken Litter Litigation"; and

• Histostat, an MFA used to prevent disease in chickens and turkeys.

     In addition to the Company's antibiotic, anticoccidial and antibacterial products, it also sells water soluble vitamins, minerals and electrolytes that are used as nutritional supplements for poultry, swine and cattle. AH's main expansion initiative is to focus on new products from its research and development activities, the purchase of businesses or individual products from third parties, co-development and in-licensing and to expand the geographic reach of its current product line with new registrations in new jurisdictions. See "Risk Factors - The Company depends on development, manufacture and marketing of new products for its future success" and "Risk Factors - The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

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

  Acquisitions and Divestitures.

     In September 2004, in order to relieve itself of future obligations for certain payments, the Company entered into an agreement with Natinco N.V., the licensor of certain technology related to Reporcin, a product intended to improve meat quality, which substantially limited the geographic area in which the Company can market the product. While at the 1999 purchase of the rights to manufacture and market Reporcin, it was the Company's intent to build a global market for the product, sales have not been material to the AH business and the Company intends to discontinue sales once product presently in inventory has been sold.

     In July 2004, the Company sold assets relating to its Aquatic Animal Health Business to the senior management of the business for approximately $4.4 million. In connection with this transaction, AH received a final earn-out payment in December 2006 of approximately $1.9 million. Additionally, in March 2004, the Company sold its AH distribution company to IVS Animal Health Inc. for approximately $17.0 million.

Facilities.

The Company produces its Animal Health products in several manufacturing facilities. BMD is produced and blended at the Company's Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Oslo, Norway facility, which is managed by API. AH has entered into agreements, which are subject to Chinese regulatory approval, to purchase two facilities in China. It intends to move the manufacturing of Albac to one of these facilities and to formulate certain other products at the second facility. The majority of soluble antibiotics and vitamins are formulated in AH's Longmont, Colorado facility. Feed grade chlortetracycline is produced at AH's Willow Island, West Virginia facility in addition to being purchased from foreign suppliers. It is then blended at either Company-owned or independent blending facilities. In 2004, the Company received FDA approval to commence manufacturing lasalocid sodium at its Willow Island facility for sales in the U.S. Now, in addition to manufacturing chlortetracycline, the Willow Island facility also produces lasalocid for use in the U.S. as well as many other parts of the world. Bio-Cox is blended in AH's Van Buren, Arkansas facility, as well as at a third-party location, and Avatec and Bovatec are blended at the Salisbury, Maryland facility, as well as at a third-party location. The 3-Nitro product line is manufactured using the Company's technology at a third-party facility. Decoquinate, the active ingredient used in Deccox, is manufactured, using the Company's technology, at a facility owned and operated by a third-party. In June of 2003, the blending of Deccox was moved from the Company's Lowell, Arkansas facility to the Company's Chicago Heights facility. Process improvement and manufacturing development is done primarily at AH's Chicago Heights and Willow Island facilities.

     In addition, the Company makes significant use of third-party facilities (some of which are in low-cost countries) in the manufacture of its AH products and anticipates that this use will continue to increase in the future.

     Competition. The Company competes in a highly competitive market on the basis of brand name customer service, and price. Some of the Company's competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Some of AH's principal competitors include Eli Lilly and Company (Elanco), Pennfield and Phibro Animal Health. Due to the Company's strong market position in MFAs and its experience in obtaining requisite FDA approvals for combination claims, the Company believes it enjoys a competitive advantage in marketing MFAs under the FDA approved combination clearances. However, no assurances can be given that third parties will continue to cooperate in seeking combination approval for the Company's products, and the Company continues to expect additional new entrants in the generics medicated animal feed additive market in the foreseeable future.

     Geographic Markets. The Company sells more than half of its animal health products in the U.S. and has a growing presence in Europe, Latin America and Asia.

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

INFORMATION APPLICABLE TO ALL BUSINESS SEGMENTS

Research, Product Development and Technical Activities

     Research and development is important to each of the Company's continuing business segments. The Company's research, product development and technical activities in the Pharmaceuticals business are directed toward developing proprietary drug delivery systems, line extensions and new pain products with abuse deterrent technology. The Company's API business performs research and development activities on chemical synthesis, fermentation and purification technologies intended to permit the introduction of additional products. The Company is focusing its AH product development spending on activities complementary to in-licensing and co-developing technologies through arrangements with third parties.

     Most technical product development for Pharmaceuticals is conducted in its Piscataway, New Jersey site, though some technical product development in 2007 will continue to be conducted in Elizabeth, New Jersey in laboratories leased from Actavis. The Company conducts its technical product development activities for AH at its facilities in Willow Island, West Virginia; Chicago Heights, Illinois; Fort Lee, New Jersey; and contract research organizations. The Oslo, Norway and Copenhagen, Denmark facilities are used for API research and development. Independent research facilities in the U.S. and Europe are used for all business segments.

     Research and development expenses, excluding Discontinued Operations, were $44.4 million, $26.9 million and $25.4 million in 2006, 2005 and 2004, respectively.  In 2007, the Company intends to increase its spending on research and development by approximately $30 to $35 million. Most of this increased spending will be for the development of Pharmaceuticals' investigational abuse-deterrent pain product platform. Research and development activities are inherently speculative. Investments in research and development do not always result in the successful development of a product. Accordingly, it should not be assumed that potential products in the Company's pipeline will be successfully commercialized.

Government Regulation

  General. The research, development, manufacturing and marketing of the Company's Pharmaceuticals, API and AH products are subject to extensive government regulation by either the FDA or the U.S. Department of Agriculture, as well as by the Drug Enforcement Administration, Federal Trade Commission, Consumer Products Safety Commission, and other government agencies and by comparable authorities in the EU, Norway and other countries. Although Norway is not a member of the EU, it is a member of the European Economic Area and, as such, has accepted all EU regulations with respect to pharmaceuticals. Government regulation includes detailed inspection of and controls over testing, manufacturing, safety, efficacy, labeling, storage, record keeping, reporting, approval, advertising, promotion, sale and distribution of pharmaceutical products. Non-compliance with applicable requirements can result in warning letters, civil or criminal fines, actions, including prosecution, recall or seizure of products, injunctions, total or partial suspension of production and distribution, suspension or withdrawal of product approvals, the Company's debarment or the debarment of individuals from obtaining new drug approvals or providing services to drug companies in any capacity, refusal of the government to approve new products or to purchase the Company's products and criminal prosecution. The cost of complying with government regulations substantially increases the cost of producing the Company's products.

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

     U.S. Product Marketing Authority and Protection from Generic Competition. KADIAN is the subject of an approved New Drug Application, or NDA, which has been reviewed by the FDA for both safety and effectiveness. The Agency has the continuing authority to consider the safety and effectiveness of all drugs subject to an approved NDA and, in appropriate circumstances, to order labeling changes, changes in or restrictions upon the drug's use or a cessation of the drug's sale and marketing. (See "Risk Factors - The FDA is considering the potential effects of KADIAN if taken with alcohol".) Third parties may offer a generic variation of a branded product that is the subject of an NDA if the genericproduct is the subject of an Abbreviated New Drug Application, or ANDA, and be approved by the FDA prior to marketing.

     All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control, among other information. ANDAs also must contain data demonstrating the bioequivalence of the generic drug to the branded drug. In addition to meeting the above requirements for an ANDA, a generic version of KADIAN will not be approved by the FDA until the earlier of the expiration of the last to expire Orange Book (the FDA publication that lists, among others, patents protecting the active ingredient, formulation, and methods of use of a drug product) patents applicable to KADIAN (March 23, 2010 and April 13, 2010) or the date upon which a third-party is able to demonstrate in the manner provided by law that either the Company's KADIAN patents are invalid or the generic equivalent product does not infringe the KADIAN patents. Under the Hatch-Waxman Act, which amended both the Patent Code and the Federal Food, Drug and Cosmetics Act, procedures were codified and expanded with respect to applications for obtaining FDA approval for generic versions of patented drugs; including the institution of a statutory 30-month stay on the FDA authority to issue an ANDA commencing from the date a patent holder files a lawsuit challenging the generic applicants assertion of brand patent invalidity or non-infringement. (See "Risk Factors --The Company's branded drug product, KADIAN, may experience general generic competition".)

Most of the Company's animal health products are regulated by the FDA or equivalent regulatory authorities around the world, similarly to the human pharmaceuticals, while other animal health products are regulated primarily by individual States. Although the Company markets some generic animal drug products that are subject to FDA requirements similar to those as applicable to its human generic pharmaceutical products, many of its animal drug products are considered to be branded or pioneer animal drug products. Like their human counterparts, pre-marketing approval under stringent FDA rules for their testing, development, and manufacture is required for animal drugs, as well as for any changes in label claims, specifications or manufacturing sites that occur post-approval. The passage of the Animal Drug User Fee Act in late 2003 and its successful implementation by the FDA's Center for Veterinary Medicine has made review times more predictable; however changing regulatory requirements and policies continue to make the timing of such approvals difficult to predict. Despite the difficulty and delays brought about by this situation, the Company has been successful in obtaining such approvals. As with human pharmaceutical products, FDA inspection and record keeping requirements as well as debarment provisions apply to the Company's animal health products.

     Legislative bills are introduced in the U.S. Congress and individual states from time to time, some of which, if adopted, could have an adverse effect on AH's business. However, in the past, such bills that could have had a material adverse effect have not had sufficient support to become law. The animal health industry is actively engaged in the legislative process.

     EU Product Marketing Authority. EU legislation requires that veterinary products used for medicinal purposes must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials, which are subject to the standards codified in the EU guideline on Good Clinical Practice; however certain countries granted membership in the EU as of May 1, 2004 may, until a given date specified for each country, individually authorize the continued marketing of products that do not qualify for marketing authorization under EU law if such products were approved by the individual country prior to being granted EU membership. Analogous governmental and agency approvals are required in other countries where the Company conducts business. If the Company fails to obtain such marketing authorizations, or fails to obtain them in a timely manner, it could have a material adverse effect on the business, financial condition and results of operations of the Company's AH business.

     Generic medicinal products for veterinary use may be authorized in the EU through abridged authorization applications. For example, the EU marketing authorization applications do not need to contain results of tests and results of pre-clinical and clinical trials, provided that certain conditions are met, and, in particular, that the "original" medicinal product has been authorized in the EU for not less than 8 years in a Member State of the Community. A generic veterinary medicinal product authorized pursuant to the abridged procedure may not be placed on the market until 10 years have elapsed from the initial authorization of the reference product. This 10-year period may be extended to 13 years in the case of veterinary medicinal products for fish or bees or other species designated following certain requirements. To qualify for abridged dossiers, the product must be considered to be a generic of a reference medicinal product. A generic medicinal product is a medicinal product which has the same qualitative and quantitative composition in active substances, the same pharmaceutical form as the reference medicinal product, and whose bioequivalence to the reference medicinal product has been demonstrated by appropriate studies. Different salts, esters, ethers, isomers, mixtures of isomers, complexes, or derivatives of an active substance are considered to be the same active substance, unless they differ significantly in properties with respect to safety and/or efficacy. In such cases, additional information demonstrating the safety and/or efficacy of the various salts, esters, or, derivatives of an authorized substance must be supplied by the applicant. However, results of safety and residue tests or pre-clinical tests or clinical trials are not required if the applicant can demonstrate that the active substances of the veterinary medicinal product have been in well-established veterinary use within the EU for at least 10 years, with recognized efficacy and an acceptable level of safety. If the Company fails to satisfy the conditions for the use of abridged authorization applications for new products being developed by the Company, the process for the approval of such products could take significantly longer and cost substantially more to the Company. generic feed additive products in the EU used to promote animal health (specifically anticoccidial products) and nutrition are regulated under different legislation than veterinary pharmaceuticals (Regulation 1831/2003). Applications for generic feed additives require the same types of data necessary to obtain authorization of the original product.

     The European Union and a number of non-EU countries banned the use of four antibiotics to promote growth in food producing animals effective July 1, 1999, and extended this ban to the remaining approved growth- promoting antibiotics effective on January 1, 2006. In the list of products banned in 1999, only one, bacitracin zinc, was manufactured and marketed by the Company. The Company's attempt to reverse or limit the EU ban that affects the Company's Albac product was not successful. Similar actions to ban or severely restrict the use in animals of antibiotics have been taken by EU trading partners or are being contemplated. (See "Risk Factors - An expansion of the ban of the use of antibiotics used in food-producing animals could result in a decrease in the Company's total sales".). None of the products banned in 2006 are manufactured or marketed by the Company.

     Other Product Marketing Authority. Requirements similar to those in the U.S. and EU apply to the granting of manufacturing and marketing authorizations for veterinary products in Asia and Africa. Therefore, the Company must comply with local requirements that may be, but are not always, similar to those described above prior to receiving approvals for products in Asia and Africa.

     Facility Compliance. The Company's AH manufacturing operations in the U.S., three of the Company's European API facilities that manufacture products for export to the U.S. and certain third-party plants where products are manufactured for sale by the Company in the U.S., including KADIAN, are required to comply with the FDA's current Good Manufacturing Practices regulations ("cGMP"). cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. There are similar cGMP regulations in other countries where the Company has manufacturing operations. The approvals held by the Company's customers (i.e., the manufacturers of the finished antibiotic products) identify the Company facilities that are permitted to supply APIs under each specific approval. The Company's facilities that produce for export to the U.S. are required to be registered with FDA as drug establishments and each API exported to the U.S. must be the subject of a drug listing. The Company is subject to continual review and periodic inspection by the FDA.

The EU requires that before a medicinal product can be manufactured and assembled, each company that carries out such an operation must hold a manufacturer's license and the manufacture and assembly must be in accordance with the marketing authorization and cGMP. It also requires that active substances used in medicinal products for human and veterinary use be manufactured following EU guidelines on good manufacturing practice. The EU follows the same international guidance with respect to cGMPs for APIs as the FDA. In addition, the EU has expanded its ability to conduct cGMP inspections of active substance manufacturers. The EU cGMP guidelines do not affect the ability of the responsible national competent authorities to establish specific registration requirements regarding active substances regarding active substances manufactured and/or marketed as such in their territory.

While the Elizabeth, New Jersey plant is a part of the Discontinued Operations and is no longer the direct responsibility of the Company, its regulatory status continues to be important to the Company since it is the location where KADIAN is manufactured. Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Elizabeth plant. As a result of this inspection, the FDA issued inspection observations listing deviations from cGMP's (a "483 Report") on January 15, 2003. A comprehensive response was submitted on February 5, 2003. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report citing continued deficiencies in compliance with FDA regulations. The Company was informed that the FDA performed a cGMP inspection at the Elizabeth plant during 2006. The Company understands that the inspection did not result in Actavis' inability to manufacture KADIAN. However, the details of the inspection and the discussions between Actavis and the FDA are not publicly available. (See "An interruption in the supply of KADIAN would be materially adverse to the Company's operations" under Risk Factors).

In October 2004, May 2005 and September 2005, the Company received 483 Reports with respect to its API facilities in Oslo, Norway, Copenhagen, Denmark and Budapest, Hungary, respectively, that recorded observed deviations from cGMPs. The Company responded to the FDA and the FDA determined that all three responses were satisfactory. As a result, all three facilities have the right to manufacture products for sale in the United States. The Company has received 483 Reports from time to time in the past for it U.S. AH plants, all of which the Company believes it has adequately addressed. The Company received no 483 Reports in 2006 for its API and AH plants.

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

     Controlled Substances Act. The Company developed, and sells KADIAN which is a "controlled substance", as defined in the Controlled Substances Act. The Controlled Substance Act establishes certain security, personnel, reporting, record keeping and import and export requirements administered by the Drug Enforcement Administration ("DEA"), a division of the Department of Justice. The Company is registered by the DEA to distribute controlled substances; Actavis, the toll manufacturer of KADIAN, holds the DEA registration to manufacture KADIAN. The DEA has a dual mission: law enforcement and regulation. The DEA deals with the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for noncompliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

     Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products, including KADIAN, under Medicare, Medicaid and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third-party payers like insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. As a part of this effort, the federal government and several states and local jurisdictions have commenced administrative or court actions challenging the pricing practices of certain named drug manufacturers including the Company. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have.

The Medicaid Drug Rebate legislation requires all pharmaceutical manufacturers to sign a rebate agreement with the Secretary of the Department of Health and Human Service (the HHS). The program is administered by the Centers for Medicare and Medicaid Services ( the CMS). The drug rebate program was amended by the Veterans Health Care Act of 1992 (the VHCA). Under the VHCA, drug manufacturers are also required to enter a pricing agreement with HHS for the Section 340B Drug Pricing Program, which is administered by the Health Resources and Services Administration (the HRSA). In addition, the VHCA requires drug manufacturers to enter into various agreements with the Department of Veterans Affairs (VA). The Company is a participant in all these Federal programs. The VA's purchasing power may create pricing pressure which could offset any potential increase in sales.

Under current law, all pharmaceutical manufacturers must rebate to state governments a percentage of the average manufacturer's price based on sales of outpatient drug products reimbursed under state Medicaid programs. The required rebate rate for manufacturers of brand products is currently the greater of 15.1% of the Average Manufacturer Price (AMP) per unit to the retail pharmacy class of trade for each product at the unit level or the difference between the AMP and the Company's best price, as adjusted by the CPI-U based on launch date and current quarter AMP to any non-governmental customer.

Pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act (MMA) of 2003, effective on January 1, 2006, the federal government began providing a prescription drug benefit to plan beneficiaries under Medicare Part D. It is difficult to predict the impact the Medicare prescription drug coverage benefit will have on pharmaceutical companies. Usage of pharmaceuticals may increase as a result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. The drug benefit is administered by private sector plan sponsors who are responsible for negotiating with pharmaceutical manufacturers to obtain favorable pricing on behalf of plan beneficiaries. As a result, the purchasing power of plan sponsors may create pricing pressure which could offset any potential increase in sales.

The Company continues to participate in CMS-approved State Pharmacy Assistance Programs ("SPAP"). Most of SPAP patients are currently covered by Medicare Part D. The SPAP benefit is mostly a wrap-around benefit, it covers products that are not covered by Medicare and some lower income Medicare recipients receive a wrap around benefit once they hit the coverage gap. The Company also participates in State Supplemental Rebate Programs. It has signed agreements with most states for KADIAN to be placed on their Preferred Drug List (PDL), thereby reducing obstacles to coverage and increasing the likelihood that KADIAN will be the drug prescribed in its therapeutic class.

Environmental Compliance

During 2005, the environmental authorities having jurisdiction over the Copenhagen and Oslo API manufacturing facilities gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not yet confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

Additionally, in 2006 a criminal fine was levied against the Company's Oslo API facility based on allegations that certain of the discharge activities at the facility were in breach of applicable regulations. The Company is in discussions with the local authorities regarding this fine. The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

     Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made during 2007. However, the Company has implemented an integrated environmental health and safety management system across most of its operations, and the Company may incur significant expenses, including potential fines or penalties, if in the operation of such system the Company discovers environmental conditions or past non-compliance at the Company's facilities. In addition, the discovery of previously unknown contamination or the imposition of new clean-up requirements at sites at which the Company is currently undertaking environmental remediation could require the Company to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations.

     In connection with the sale of the Discontinued Operations, the Company has retained responsibility to comply with ISRA, a New Jersey statute that requires investigation, and if necessary, environmental remediation, in connection with the transfer of the Elizabeth manufacturing facility to Actavis. Since the state has not yet commented upon the results of the Company's investigation, no estimate of the cost of this procedure is possible; however, the Company knows of no facts from which it would reasonably conclude that the cost of this procedure would be material to the Company.

Raw Materials

     Many raw materials are purchased from single suppliers. Any interruption in the availability of these materials could cause production delays and decrease sales of the affected products. Such interruption in the business could have a material adverse effect on the Company's operations. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials which may require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. Any significant interruption of supply from the Company's sole source suppliers that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Five raw materials used in Company products that each generated more than $5.0 million in gross profits in 2006 came from sole source suppliers. The sole source suppliers that provided these raw materials were: Bayer Crop Science, Cambrex Corporation, DSM Fine Chemicals Inc., Kaken Pharmaceuticals Co, Ltd and Second Pharma Co., Ltd (formerly Beijing #2). While the Company relies on single source suppliers for many of its raw materials, it relies on different suppliers for different raw materials.

Revisions of Financial Statements

     In April 2005, the Company revised its quarterly financial statements for the first three quarters of 2004 to disaggregate its US Human Pharmaceuticals business into two reportable segments; U.S. Generics Pharmaceuticals and Branded Pharmaceuticals, which had previously been reported as one segment. In May 2005, the Company revised its 2004 annual and interim financial statements and its 2003 annual and third quarter financial statements to reclassify certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants at December 31, 2004 and 2003.

Employees

     As of December 31, 2006, the Company had approximately 1,400 employees, comprised of approximately 700 in the U.S. and 700 outside of the U.S. One U.S. plant is subject to collective bargaining agreements and two of the Company's European facilities have works councils and are subject to national and multi-national labor agreements. The Company believes its relations with all of these employee units are satisfactory. In each of February 2004 and December 2005, the Company experienced two-day work stoppages at its Copenhagen plant over union membership issues. There were no work stoppages at any of the Company's plants during 2006.

Executive Officers of the Registrant

     The following is a list of the names and ages of all of the Company's corporate executive officers, indicating all positions and offices with the Registrant held by each such person and each such person's principal occupation or employment during the past five years.
Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

Dean Mitchell President, Chief Executive Officer and Director	51

President and Chief Executive Officer since July 2006. President, MGI, GP October 2005 to June 2006. President and Chief Executive Officer Guilford Pharmaceuticals Inc. December 2004 to October 2005. President, International Pharmaceuticals, President, U.S. Primary Care, and Vice President, Bristol-Myers Squibb Company September 2001 to October 2005.

Stefan Aigner, Executive Vice President, Corporate and Business Development	41

Executive Vice President, Corporate and Business Development since December 2006. Co-Founder, Inspirion Pharmaceuticals, February 2006 to November 2006. Co-Founder Reliant Pharmaceuticals; Executive Vice President, Business Development and Medical/Scientific Affairs, and Member of Executive Committee May 1999 to January 2006.

Jeffrey S. Campbell Vice President, Finance and Interim Chief Financial Officer	49

Interim Chief Financial Officer since September 2006; Vice President, Finance since April 2005; Vice President and Controller October 2002 to April 2005. Assistant Corporate Controller, Ingersoll Rand Company September 1998 to October 2002.

Carl-Aake Carlsson President, API	44

President of API since January 2005. President of Pharmaceuticals and API from December 2003 to January 2005. President of Human Pharmaceuticals International from September 2001 to December 2003; President of International Pharmaceuticals from January 2000 to September 2001; Senior Vice President, Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Richard J. Cella Executive Vice President and Chief Information Officer	55

Executive Vice President since June 2002. Chief Information Officer since September 2000. Vice President Information and Technology for Pharmaceutical Section of Warner-Lambert Company 1999 to 2000; Vice President of International Information Systems of Warner-Lambert Company 1997 to 1999; Senior Director of Operations and Technology of Warner-Lambert Company 1995 to1997.

Ronald N. Warner, PhD President, Pharmaceuticals and Executive Vice President, Compliance and Intellectual Property	53

President of Pharmaceuticals and Executive Vice President Compliance and Intellectual Property since January 2005. Executive Vice President, Human Scientific Affairs, Compliance and Intellectual Property January 2004 to January 2005. Executive Vice President, Human
Scientific Affairs and Intellectual Property February 2003 to January 2004; Vice President, Global Scientific Affairs, Human Pharmaceuticals December 2002 to February 2003. Vice President and General Manager, ESI Lederle 2001 to 2002; Vice President, Research and Development, ESI Lederle 1995 to 2001.

Peter Watts Executive Vice President, HR and Communications	43

Executive Vice President, Human Resources and Communications since January 2007. Senior Vice President, Human Resources and Employee Services, Scholastic Corporation December 2005 to January 2007. Principal, KKJ Consulting, LLC October 2002 to December 2005. Vice President, Human Resources, Novartis AG October 2000 to October 2002. Vice President, Human Resources, Warner-Lambert 1997 to 2000

Carol A. Wrenn President, Animal Health	46

President, Animal Health since November 2001. Held various executive positions at Honeywell International Inc. formerly known as AlliedSignal Inc. from 1984 to October 2001; Business Director for Honeywell's Refrigerants, Fluorine Products Division October 2000 to October 2001; Commercial Director and Managing Director for that division's European operations April 1997 to October 2000.

Robert F. Wrobel Executive Vice President and Chief Legal Officer	62

Executive Vice President since January 2002; will be retiring in 2007; Chief Legal Officer since October 1997; Vice President October 1997 to January 2002. Vice President and Associate General Counsel, Duracell Inc. 1994 to September 1997. Senior Vice President, General Counsel and Chief Administrative Officer of The Marley Company 1975 to 1993.

Item 1A. RISK FACTORS

     The Company's reports filed from time to time pursuant to the Securities Exchange Act of 1934, as amended, include certain forward-looking statements. Like any company subject to a competitive and changing business environment, the Company cannot guarantee the results predicted in any of the Company's forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the following:

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

     The Company, in its continuing businesses, expended approximately $44.4 million and $26.9 million on research and development efforts in 2006 and 2005, respectively, and expects to increase these expenditures by approximately $30 to $35 million in 2007, principally for the development of additional products in Pharmaceuticals. Such research and development expenditures will reduce the Company's earnings in the short term. Further, the Company cannot be sure that its research and development expenditures will, in the long term, result in the commercialization of products, including a new pain product, which prove to be economically successful.

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

     The U.S. and other governments regularly review manufacturing operations, including API's plants in Oslo, Copenhagen and Budapest and AH's plants in Oslo and the US, where products for the U.S. market are, or are intended to be, manufactured. These reviews have in the past and may in the future result in regulatory concerns requiring a response by the Company. Failure to adequately address these concerns could have a material adverse effect on the Company, including product approval delays, reduced production and production interruptions, among other things. The significance of the effect of any such failures depends on the severity of the remedy chosen by the government agency. Non-compliance with applicable requirements can result in fines, recall or seizure of products, suspension of production or distribution and debarment of individuals from providing services to drug companies in any capacity or debarment of the Company from obtaining new drug approvals, resulting in current charges to income and the potential for future loss of income and increased operating expenses. In recent years, besides stepped up enforcement of cGMP requirements, the federal government has utilized equitable disgorgement as a means of enforcing compliance with the FDA's cGMP regulations. There can be no assurance that the FDA would not seek to impose similar sanctions on the Company and any such sanction could have a significant effect on the Company's business and operations.

     In addition, continuing studies of the proper utilization, safety and efficacy of pharmaceuticals and other health care products are continually being conducted by the industry, government agencies (including studies required to be performed from time to time by the pharmaceutical company marketing a particular drug) and others. These studies, which increasingly employ more sophisticated methods and techniques, can question the safety and efficacy of currently marketed products and in some cases have resulted, and may in the future result, in the discontinuance of their marketing and, in certain countries, give rise to claims for damages from persons who believe they have been injured as a result of their use.

An expansion of the ban of the use of antibiotics used in food-producing animals could result in a decrease in the Company's total sales.

     The issue of the potential transfer of increased bacterial resistance to certain antibiotics used in certain food-producing animals to human pathogens is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. While most of the government activity in this area has involved products other than those that the Company offers for sale, the European Union and a number of non-EU countries, including Norway and Turkey, banned the use of bacitracin zinc, a feed antibiotic growth promoter manufactured by the Company and others that has been used in livestock feeds for over 40 years, as a feed additive growth promoter. The Company has not sold this product as a feed additive growth promoter in these countries since the bans took effect (initially in the EU in July 1999, in Turkey, Bulgaria and Romania, (the latter two now part of the EU) in 2000, and in Norway in January 2006). The EU ban is based upon the "Precautionary Principle", which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. Although the EU and non-EU actions negatively impacted the Company's business, they were not material to the Company's financial position or its results of operations.

     The Company cannot predict whether the present bacitracin zinc ban will be expanded. If any one of the following occur: (i) the EU, countries within or outside the EU or meat importers act to prevent the importation of meat products from countries that allow the use of bacitracin-based products, (ii) there is an expansion of the zinc bacitracin ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products, (iii) a similar ban is instituted relating to other antibiotic feed additives sold by the Company in the U.S. or in one or more other countries where the Company has material sales, or (iv) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company cannot predict whether this antibiotic resistance concern will result in expanded regulations or public pressure adversely affecting other antibiotic-based animal health products previously sold by the Company in the jurisdictions where the ban has been imposed or in other countries in which those products are presently sold.

     Discussions of the antibiotic resistance issue continue actively in the U.S. Various sources have published reports concerning possible adverse human effects from the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. In July 2005, the FDA announced a restriction on the distribution and use of a medicated feed additive due to concerns regarding antibiotic resistance in humans. While the Company does not market this drug, this ruling would be significant if its conclusions were expanded to the medicated feed additives sold by the Company. It is uncertain what additional actions, if any, the FDA may take for approved animal drug products. However, the FDA has established a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those sold by the Company. While the Company does not believe that the presently proposed risk assessment system would be materially adverse to its business, it is subject to change prior to adoption or to later amendment. The sales of the Company's AH segment are principally antibiotic-based products for use with food producing animals; therefore, the future loss of major markets, including the U.S., or negative publicity regarding this use of antibiotic based products, could have a negative impact on the Company's sales and income.

Potential adverse effects on human health linked to the raising or consumption of food producing animals using the Company's products could result in a decrease in the Company's sales.

     Should the government find, or the public perceive, a risk to human health from consumption of food producing animals which utilize the Company's products (such as Avian flu) or as a by-product to the raising of such animals (such as the "Chicken Litter" litigation referred to in Item 3 of this Report), there may be a decline in either the sale of such food products, which would result in a decrease in the use of the Company's products, or a decrease in the use of the Company's products in the growing of such food producing animals.

Many of the third parties with whom the Company does business depend on government approvals, and the failure to maintain these approvals could affect the supply of materials to the Company, hinder the Company's ability to license products, or affect the promotion, distribution or sale of the Company's products.

     The Company has affiliations, license agreements and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company's vendors and third-party contract manufacturers, including Actavis, currently the sole source of supply for KADIAN, are subject to regulatory compliance similar to those described herein with respect to the Company. If any one of these third parties is found to have significant regulatory violations, the Company could be materially negatively impacted if such violations result in an interruption of the supply of a product which relates to material Company sales. While the Company takes measures where economically feasible and available to secure back-up suppliers, many of the Company's products come from a sole source supplier. There can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company's products to its customers or that these problems will not otherwise materially impact the Company's business.

     See "An interruption in the supply of KADIAN would be materially adverse to the Company's operations" below.

An interruption in the supply of the Company's raw materials or products or an adverse event at one of the Company's manufacturing facilities or third-party manufacturing facilities could adversely affect the Company's operations.

     The Company currently purchases many of its raw materials and a number of its finished products from single suppliers and many of its products are manufactured at a single facility; including KADIAN, which is manufactured by Actavis at its Elizabeth, New Jersey facility. While the Company relies on single source suppliers for many of its raw materials and for a number of its finished products, it relies on different suppliers for different raw materials and finished products. Any interruption in the supply of these materials or products or an adverse event at the facilities that manufacture and blend the Company's products, could decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. The Company may be unable to find a third-party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to the Company. If the Company had to obtain substitute materials or products, the Company would require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. The use of new facilities, similarly, would require regulatory approvals. Any significant interruption of supply from the Company's sole source raw material suppliers or third-party manufacturing facilities that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Five raw materials used in Company products that each generated more than $5.0 million in gross profits in 2006 came from sole source suppliers. The sole source suppliers that provided these raw materials were: Bayer Crop Science, Cambrex Corporation, DSM Fine Chemicals Inc., Kaken Pharmaceuticals Co, Ltd, and Second Pharma Co., Ltd (formerly Beijing #2). Additionally, four finished product sole source suppliers supplied finished products generating more than $5.0 million in gross profits in 2006 including Actavis, the supplier of KADIAN.

See "An interruption in the supply of KADIAN would be materially adverse to the Company's operations" below.

An interruption in the supply of KADIAN would be materially adverse to the Company's operations.

     The most significant Company product manufactured by a third-party is KADIAN, which is manufactured under a toll manufacturing agreement with the Company's former genericsubsidiary sold to Actavis as a part of the Generics Business transaction. While the Company is using reasonable commercial efforts to locate a second source for the manufacture of KADIAN, Actavis is, at present, its sole supplier. Actavis has, in the past, had certain FDA regulatory issues at the plant where KADIAN is manufactured, including a Form 483 issued during 2006. In addition, the Company no longer controls the Elizabeth plant of Actavis and it can no longer require that KADIAN manufacturing be given any particular priority when compared with the products manufactured for Actavis' own sales. Any interruption in the supply of KADIAN would have a material adverse effect on the Company. This effect could be particularly severe since many patients acclimate to the brand of pain product which they are using and, as a result, forcing a KADIAN user to switch to a competitive product could cause a reluctance of that individual to resume his or her use of KADIAN once supplies of the product were again available, as well as potentially cause some physicians to favor competitive products for new patients.

A delay in or the failure to launch KADIAN NT could be materially adverse to the Company's operations.

Two significant patents on the Company's KADIAN product will expire in 2010 and the other patent will expire in 2011, although patent protection may be lost at an earlier date under certain circumstances. (See "The Company's branded drug product, KADIAN, may experience general generic competition" below). Pharmaceuticals has commenced Phase III activities on a new abuse resistant form of KADIAN ("KADIAN NT") which the Company intends to offer as an alternative to KADIAN prior to expiration of the patents. Assuming a successful Phase III outcome, the Company is targeting an NDA filing in the first half of 2008. A failure of the Phase III studies or a delay in the timing of the Phase III activities could cancel or delay the NDA filing and the launch of this abuse resistant form of KADIAN.

A material portion of the Company's sales and gross profits is dependent on a relatively small number of products.

     Seven products (Pharmaceuticals' KADIAN, AH's CTC, BMD and Lacalocid and API's vancomycin, polymyxin and bacitracin) in the aggregate constituted approximately 75% of the Company's 2006 sales and gross profits. The loss of significant sales of any one or more of such products for any reason, including any of the risks related to such products described in this Report, would have a material adverse effect upon the Company.

The Company's international operations are subject to additional economic and political risks.

     The Company's international operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights.

     The Company sells its AH and API products in many countries that are susceptible to significant foreign currency fluctuations. Sales of the Company's API products are generally denominated in U.S. dollars, eliminating the direct exposure to currency fluctuations, but increasing credit risk if the local currency devalues significantly and it becomes more expensive for customers to purchase U.S. dollars required to pay the Company.

In all the Company's businesses, it may become more difficult for the Company to respond to competitive challenges because of its size and product mix and the rapidly changing market.

     The industries in which the Company sells its products are highly competitive and many of the Company's competitors are affiliated with entities which are substantially larger and have greater financial, technical and marketing resources than the Company possesses.

     In certain countries, because of the Company's size and product mix, the Company may not be able to capitalize on changes in competition and pricing as fully as the Company's competitors. In recent years, have been new entrants in the generic medicated animal feed additive market, particularly in the United States. Additionally, the Company's API business may be subject to increased competitive challenges, particularly with respect to those products for which the Company implemented significant price increases during 2003.

The Company's branded drug product, KADIAN, may experience general genericcompetition.

     The Company's branded drug product line may face challenges from genericcompetitors. The Company has three patents that cover KADIAN (expiring in either 2010 or 2011), two of which could be subject to paragraph IV challenges prior to their expiration date, though there have been no such challenges to date. The Company cannot offer any assurance that it will be able to successfully defend its patent position or utilize the statutory 30-month stay on FDA approval of the generic ANDA, since either result is dependent upon the Company being able to meet the statutory requirements for filing a lawsuit challenging the generic product based upon a bona fide belief that the generic product infringes one or more of the KADIAN patents. The existence of such belief cannot be determined until the Company has the opportunity to review the relevant paragraph IV filing. Upon entry of a generic equivalent in the market, the Company's branded product could lose substantial sales and the price could materially decline.

The Company's products and future products are based on technologies in areas where third parties hold numerous patents.

Certain of the Company's products, including its abuse deterrent technology, are based on technologies in areas where third parties hold numerous patents. As a result, other companies may hold patents which may be used to challenge the Company's freedom to manufacture and sell its products in the relevant jurisdictions. If such challenges are successful, the Company may be prevented from selling its products or required to license relevant patents and pay significant fees or royalties to third parties. Licenses may not be available on favorable terms to the Company. Alternatively, the Company may have to defend an infringement action and challenge the validity of third-party patents in court, a costly and time consuming process. The defense of such suits could result in unfavorable outcomes or could cause the Company to abandon its defense of such a suit and abandon and withdraw the relevant product(s). If the Company does not obtain a license in such a case, or if it is found liable for infringement and is unable to have such patents declared invalid or unenforceable, the Company may be liable for significant monetary damages, may encounter significant delays in bringing products to market, or may be precluded from manufacturing, using, or selling these products.

The Company's policies regarding sales returns, allowances and chargebacks, and marketing programs adopted by wholesalers and other customers, may reduce the Company's revenue in future fiscal periods.

     Based on industry practice in the U.S., brand manufacturers such as the Company have return policies, rebates paid to commercial and government entities in connection with sales made to enrollees in certain health plans, and chargebacks to wholesale customers in connection with sales they make to certain categories of customers, such as hospitals or group purchasing organizations. Although the Company establishes reserves based upon its prior experience and certain other information which reflect the Company's best estimate of the impact that these policies will have in subsequent periods, actual results could differ from these estimates and impact the Company's financial results.

The Company's liability from accidents, product liability or other claims may exceed the Company's insurance coverage.

     The Company seeks to obtain liability and direct damage insurance to protect it from liability due to accidents, product liability and other claims that arise in the course of doing business. While, based upon historical claims levels, the Company believes its present insurance is adequate for current and projected operations, insurance that the Company seeks to obtain in the future to protect itself against these potential liabilities may be inadequate, unobtainable or prohibitively expensive. A materially adverse result in the AH litigation relating to its 3-Nitro product (See "Legal Proceedings - Chicken Litter Litigation") could result in insurance coverage which is not adequate to cover the risk of that litigation or future lawsuits. The Company is subject to renewal of most of its insurance policies each year and changes are anticipated at each renewal. In recent years, the Company has experienced increases in its insurance costs and certain coverage reductions, including coverage exclusions pertaining to 3-Nitro and certain other products that it now manufacturers or may manufacture in the future. The Company's inability to obtain and maintain sufficient insurance coverage on reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships.

     The Company intends to pursue product-specific licensing, marketing agreements, co-development opportunities and other partnering arrangements. The Company may also pursue selective product and company acquisitions. The Company cannot be sure that it will be able to locate suitable partners for these transactions. In addition, assuming the Company identifies suitable partners, the process of effectively entering into these arrangements involves risks that the Company's management's attention may be diverted from other business concerns and that the Company may have difficulty integrating the new arrangements into its existing business. In addition, certain transactions could adversely impact earnings as the Company incurs development and other expenses related to the transactions and the Company could incur debt to complete these transactions. Debt instruments could contain contractual commitments and covenants that could adversely affect the Company's cash flow and its ability to operate its business.

Non-compliance with environmental waste discharge regulations could adversely affect production at two European plants of the Company.

     During 2005, the environmental authorities having jurisdiction over the Copenhagen and Oslo API manufacturing facilities gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not yet confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

Additionally, in 2006 a criminal fine was levied against the Company's Oslo API facility based on allegations that certain of the discharge activities at the facility were in breach of applicable regulations. The Company is in discussions with the local authorities regarding this fine. The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

A loss of members of the Company's senior management team and other highly qualified employees could adversely affect the Company's business.

The Company's success is dependent on attracting and retaining highly qualified management, scientific and sales personnel. The strategic change in the Company and the relocation of the Company's headquarters could impact the Company's ability to retain key employees. The loss of key personnel, or the Company's failure to attract and retain highly skilled employees in a timely fashion, could adversely impact the implementation of its business strategy.

Past restatements of the Company's financial statements and certain matters related to internal controls may present a risk of future restatements and lead to an inability to report on the financial status of the Company on a timely and fair basis.

     In April 2005, the Company revised its financial statements for the first three quarters of 2004 to disaggregate its U.S. Generics Pharmaceuticals (USG) and Branded Pharmaceuticals (BP) businesses as separate reportable segments. In May 2005, the Company revised its 2004 financial statements to change the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants at December 31, 2004 and 2003.

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

     During 2005, the Company implemented actions to remediate the four material weaknesses identified at December 31, 2004. The Company believes the actions it took in 2005 and the enhanced control procedures it implemented served to remediate the four material weaknesses identified at December 31, 2004. However, at December 31, 2005, the Company identified a material weakness in its internal controls over financial reporting for income taxes related specifically to the timeliness and accuracy of tax accounting related to the disposition of the Generics Business and related fourth quarter transactions. In addition, management identified, and developed remediation plans to address certain other control deficiencies which were not material weaknesses at December 31, 2005. During 2006, the Company took actions and remediated the material weakness related to the financial reporting for income taxes.

Management performed an assessment of its internal control over financial reporting as of December 31, 2006, utilizing the criteria described in the "Internal Control- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, the Company concluded that, at December 31, 2006, its internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In future years, there are no assurances that the Company will not have material weaknesses that would be required to be reported or that the Company will be able to comply with the requirements of Section 404 of the Act. A significant material weakness or the failure to meet the requirements of Section 404 could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the Company's financial statements.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Manufacturing and Facilities

     The Company's corporate offices and principal production and technical development facilities are located in the U.S., Norway and Denmark. The Company also owns or leases offices and warehouses in the U.S. and elsewhere.
Location	Status	Facility Size (sq. ft.)	Use

Bridgewater, NJ	Leased	67,000	Company corporate and AH headquarters commencing on or about April 1, 2007
Budapest, Hungary	Owned	98,000	Manufacturing, warehousing and offices for API
Chicago Heights, IL	Owned	149,300	Manufacturing, warehousing, research and development and offices for AH
Copenhagen, Denmark	Owned	403,000	Manufacturing, warehousing, and offices for API; research and development for API.
Fort Lee, NJ	Leased	62,000	Company corporate and AH headquarters until on or about April 1, 2007.
Longmont, CO	Owned	65,000	Manufacturing, warehousing and offices for AH
Oslo, Norway	Leased	223,000	Manufacturing of AH and API products and API research and development and corporate offices
Piscataway, NJ	Owned	120,000	Headquarters for Pharmaceuticals Products
Salisbury, MD	Owned	20,000	Manufacturing, warehousing and offices for AH
Van Buren, AR	Leased	31,000	Manufacturing, warehousing and offices for AH
Willow Island, WV	Ground Lease	105,348	Manufacturing and warehousing for AH
Eagle Grove, IA	Owned	50,000	Manufacturing, warehousing and offices for AH

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

     In addition to the potential for personal injury damages to the approximately 175 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs are appealing the verdict. The court has ruled that future trials are on hold pending the outcome of the appeal. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23.3 million in 2004, $23.1 million in 2005 and $22.2 million in 2006.

Brazilian Tax Claims

     The Company is the subject of tax claims by the Brazilian authorities relating to sales and import taxes which aggregate approximately $10.0 million. The claims relate to the operations of the Company's AH business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

During 2005, the environmental authorities having jurisdiction over the Copenhagen and Oslo API manufacturing facilities gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not yet confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

Additionally, in 2006 a criminal fine was levied against the Company's Oslo API facility based on allegations that certain of the discharge activities at the facility were in breach of applicable regulations. The Company is in discussions with the local authorities regarding this fine. The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

Information Request

On February 28, 2007, the Company received a subpoena from the U.S. Department of Justice requesting certain documents relating to KADIAN. The subpoena did not disclose any allegations underlying this request. The Company intends to cooperate with the Department.

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

     Any further responsibility for substantially all of the material contingent liabilities related to the Generics Business have has been transferred to Actavis or entities owned by Actavis, subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities which it believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generics Business transferred to Actavis in the event Actavis fails or is unable to satisfy such liabilities.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchased Equity Securities

Market Information

    The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). Information concerning the 2006 and 2005 sales prices of the Company's Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2006		2005
Quarter	High	Low	High	Low
First	$33.80	$26.20	$16.62	$12.32
Second	$27.03	$21.65	$14.69	$9.44
Third	$24.35	$19.98	$27.36	$13.77
Fourth	$24.39	$20.93	$30.57	$23.73

    As of December 31, 2006 and February 28, 2007 the Company's stock closing price was $24.10 and $26.36, respectively.

Holders

    As of February 12, 2007, there were 1,133 holders of record of the Company's Class A Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 98% of the outstanding Class A Common Stock as a nominee. On December 28, 2006, the Company purchased 100% of the outstanding shares of the Company's Class B common stock from A.L. Industrier. Including related fees, the cost of the repurchase was approximately $307.4 million. The cost of the share repurchase is included in Treasury Stock. Following the Class B share repurchase, control of the Company now rests in the holders of the Class A shares acting by the majority applicable under Delaware law and Company's charter documents.

Dividends

    Through the third quarter of 2006, the Company declared consecutive quarterly cash dividends on its Class A and Class B Common Stock since the third quarter of 1984. Declared dividends per share in 2006 and 2005 were $0.135 and $0.18, respectively. Effective in the fourth quarter of 2006, the Company discontinued its dividend.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report.

Item 6.  Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for each of the three years for the periods ended December 31, 2006 have been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of the Report. On December 19, 2005, the Company sold its Generics Business and on March 31, 2006, the Company sold its ParMed Business (see Note 3 to the consolidated financial statements). Both of these businesses are reported as Discontinued Operations. The following selected financial data is presented for continuing operations only. All amounts are in thousands, except per share data.

	2006(1)	2005(2)	2004 (3)	2003 (4)	2002 (5)

Total revenues	$653,828	$553,617	$513,329	$479,467	$442,706
Cost of sales	271,988	217,363	218,712	210,298	218,242
Gross profit	381,840	336,254	294,617	269,169	224,464
Selling, general and administrative expenses	250,069	213,323	195,054	174,379	154,399
Research and development	44,430	26,936	25,431	21,837	25,752
Asset impairments and other (income) expense	(8,259)	1,184	11,110	4,091	155,123

Operating income (loss)	95,600	94,811	63,022	68,862	(110,810)
Interest income (expense), net	16,453	(47,750)	(57,982)	(63,369)	(76,524)
Loss on extinguishment of debt, other	(19,415)	(7,989)	(2,795)	(29,100)	(52,929)
Other income (expense), net	(129)	4,706	458	2,562	(2,514)

Income (loss) from continuing operations before provision for income taxes	92,509	43,778	2,703	(21,045)	(242,777)
Provision (benefit) for income taxes	32,517	(18,398)	49,466	(11,416)	94,477

Net income (loss) from continuing operations	$59,992	$62,176	$(46,763)	$ (9,629)	$(337,254)

Earnings (loss) from continuing operations per common share:
Basic	$1.12	$1.18	$(0.90)	$(0.19)	$(6.77)
Diluted	$1.11	$1.17	$(0.90)	$(0.19)	$(6.77)

Dividend per common share	$0.135	$0.18	$0.18	$0.18	$0.18

Balance Sheet Information	2006	2005	2004	2003	2002
Total assets	$927,239	$1,623,383	$2,039,612	$2,342,147	$2,312,438
Cash and cash equivalents	113,163	800,010	105,212	58,623	23,872
Total debt	--	416,669	701,735	817,156	895,858
Total stockholders' equity	723,999	918,078	883,642	1,130,736	1,009,851
  Includes a call premium of $18.9 million and the write-off of deferred loan costs of $0.5 million, associated with the repayment of the Company's remaining outstanding debt in January 2006. The results for 2006 also include a net pre-tax pension curtailment gain.
  Includes the reversal of a deferred tax valuation allowance of $52.1 million, taxes of $28.6 million on the repatriation of cash earnings from controlled foreign corporations and pre-tax charges of $8.0 million for extinguishment of debt, primarily related to the write-off of deferred loan costs resulting from the prepayment of debt.
  Includes a $10.0 million charge to write down the carrying value of the former AH Aquatics business assets to fair value.

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

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

Alpharma Entities Defined

Alpharma's business segments are defined as follows:

Pharmaceuticals	(formerly "Branded Pharmaceuticals")
API	Active Pharmaceutical Ingredients
AH	Animal Health

Overview

          Alpharma is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company markets one branded pharmaceutical prescription product that is contract manufactured by a third-party; a pain medication sold under the trademark KADIAN, in the U.S. Alpharma manufactures and markets a line of fermentation-based active pharmaceutical ingredients and one chemical synthesis based active pharmaceutical ingredient (collectively "APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. The Company manufactures and markets animal health products in over 100 formulations and dosage forms. The Company presently conducts business in more than 80 countries and has approximately 1,400 employees in over 20 countries.

For the year ended December 31, 2006, the Company generated revenues of approximately $653.8 million from its continuing operations, and $17.1 million related to the Company's former generic pharmaceutical telemarketing distribution business which was sold on March 31, 2006.

On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business (the "Generics Business"), excluding ParMed Pharmaceuticals Inc. ("ParMed"), its generic pharmaceutical telemarketing distribution unit, to Actavis Group hf ("Actavis") for cash in the amount of $810 million. On March 31, 2006, the Company sold ParMed for cash in the amount of $40.1 million.

The Generics Business and ParMed (collectively, the "Discontinued Operations"), are classified as discontinued operations in the Company's financial statements at December 31, 2006 and 2005 and for the three years ended December 31, 2006. See Discontinued Operations for further discussion and analysis.

Repurchase of Class B Shares; Elimination of Controlling Stockholder

     Until December 28, 2006, A.L. Industrier ASA ("Industrier") beneficially owned all of the outstanding shares of the Company's Class B common stock, or approximately 22% of the Company's total common stock as of such date. Through its ownership of the Class B common stock, Industrier had voting power that provided it with effective control of the Company. On December 28, 2006, the Company purchased 100% (11,872,897 shares) of the outstanding shares of the Company's Class B common stock from Industrier at a price of $25.50 per share. Including related fees, the cost of the repurchase was approximately $307.4 million, which was paid using available cash on hand. Following the Class B share repurchase, control of the Company now rests in the holders of the Class A shares acting by the majority applicable under Delaware law and the Company's charter documents.

Continuing Operations

The main factors affecting the Pharmaceuticals business, (formerly the Branded Pharmaceuticals business) are:

•        Pharmaceuticals markets one branded pharmaceutical prescription product, a pain medication sold under the trademark KADIAN, in the U.S. that is contract manufactured by a third-party. Pharmaceuticals is currently focused on the pain management market in the United States. For the year ended December 31, 2006, Pharmaceuticals had product sales of $138.2 million and operating income of $28.3 million.

Pharmaceuticals realizes significant gross profit margins on its sales of KADIAN; but competes in a highly competitive market, and is subject to potential challenges from generic equivalents. The Company's business plan includes significant investments in research and development spending associated with the development of a next-generation pain product with abuse deterrent characteristics. Pharmaceuticals has experienced improved profitability as a result of a number of factors, including product prescription growth.

The main factors affecting the Active Pharmaceutical Ingredients (API) business are:

•    API markets globally primarily 14 antibiotic API's that are generally used by third-parties in the manufacture of finished dose pharmaceutical products. API realizes strong gross profit margins and has experienced and expects continuing increased global competition on its products and associated pricing pressure. For the year ended December 31, 2006, API had product sales of $168.7 million and operating income of $51.8 million. Operating income in 2006 was favorably impacted by a $7.8 million curtailment gain related to freezing a Norwegian defined benefit pension plan.

The main factors affecting the Animal Health (AH) business are:

•    The Company's AH business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") and water soluble vitamin type substances for food producing animals; including poultry, cattle, and swine. Agricultural markets have historically had low growth rates. In addition, demand for the Company's products has been and could be reduced by bans or restrictions on the use of antibiotics used in food-producing animals. Material changes in animal production input prices (ie. corn) may have a negative effect on the sales of product. Significant flock/herd health (avian flu outbreak, BSE etc) may impact the companies sales of product. AH has increased its revenues and profitability through expanding and enhanced market positions, new products, new indications for existing products, and cost-reduction and other productivity improvement initiatives. For the year ended December 31, 2006, AH had product sales of $346.9 million and operating income of $71.5 million.

     The following summarizes significant events and transactions for the past three years:

2006

●  In December 2006, the Company acquired all of the outstanding Class B shares for $307.4 million.

●  In December 2006, the Company froze its Norwegian and U.S. pension plans, replacing them with enhanced defined contribution plans, and realizing a net pre-tax curtailment gain of $7.5 million.

● In the fourth quarter of 2006, Company's Pharmaceuticals business initiated its pivotal Phase III clinical trials for its abuse-deterrent extended release opioid.

●  In September 2006, the Company announced positive results from a Phase II multi-dose clinical efficacy and pharmacokinetic trial for its abuse-deterrent, extended release opioid.

● In June 2006, the Company's API business announced that it had reached an agreement with a Chinese manufacturer to expand its capacity to manufacture Vancomycin.

●  In March 2006, the Company sold ParMed, its generic pharmaceutical telemarketing business, to Cardinal Health Inc. for $40.1 million.

● In March 2006, the US asset-based loan agreement was amended and restated to reduce the facility to $75 million.

●  In January 2006, the Company paid all of its outstanding debt using available cash, including proceeds from the sale of its Generics Business in December 2005.

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

●   In the fourth quarter of 2005, the Company reversed its deferred tax valuation allowance given its current and expected profitability, resulting in a tax benefit of $52.1 million.

●   The Company repatriated cash in 2005 under the provisions of the American Jobs Creation Act of 2004. The 2005 tax provision includes approximately $28.6 million related to this cash repatriation.

2004

●   In the fourth quarter of 2004, the Company adjusted its deferred tax valuation, primarily to set up a full valuation allowance for all U.S. deferred taxes. This resulted in a charge of $59.5 million.

●   The Company sold its Aquatic Animal Health Group ("Aquatic") in July of 2004 and recorded a pretax loss of approximately $10.0 million.

●   In May and August 2004, the Company amended the 2001 U.S. Bank Credit Facility to allow flexibility in complying with the covenants and permit the repayment of the mortgage notes and the convertible subordinated notes.

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

Results of Continuing Operations 2006 vs. 2005

(All comparisons of results of operations refer to continuing operations)

     Total revenue increased $100.2 million or 18.1% for the year ended December 31, 2006 compared to 2005. Foreign exchange had a slight favorable impact on revenues for the year. Operating income was $95.6 million in 2006 compared to $94.8 million in 2005. Diluted earnings per share was $1.11 in 2006 compared to $1.17 in 2005. Results for the year ended December 31, 2006, included the payment of a call premium of $18.9 million and the write-off of deferred loan costs of $0.5 million, associated with the repayment of the Company's remaining outstanding debt in January 2006. The results for 2006 also included a net pre-tax curtailment gain from the freezing of the Norwegian and U.S. pension plans of $7.5 million. 2005 results included the reversal of a deferred tax valuation allowance of $52.1 million, taxes of $28.6 million on the repatriation of earnings from controlled foreign corporations and pre-tax charges of $8.0 million for extinguishment of debt, primarily related to the write-off of deferred loan costs resulting from the prepayment of debt.

The following table sets forth revenues and operating income by segment:
Year Ended December 31,	Revenues			Operating Income(Loss)
	2006	2005	%	2006	2005	%
Pharmaceuticals	$138.2	$101.6	36.0%	$28.3	$23.6	19.9%

API	168.7	138.4	21.9%	51.8	52.4	(1.1)%

AH	346.9	325.1	6.7%	71.5	66.3	7.8%

Unallocated and Eliminations	-	(11.5)	N/M	(56.0)	(47.5)	(17.9)%

Total	$653.8	$553.6	18.1%	$95.6	$94.8	0.8%

N/M - Not meaningful

The following summarizes revenues and operating income by segment:

Revenues

     Pharmaceuticals revenues increased $36.6 million, or 36.0%, to $138.2 million in 2006 compared to $101.6 million in 2005. The revenue growth was primarily a result of increased year-over-year prescriptions which contributed to volume increases of $17.5 million and higher price realization which contributed $19.1 million of the year over year increase. Included in the net volume gain is the impact of a reduction in wholesaler inventory levels in 2006 from approximately three months at the end of the fourth quarter of 2005, to approximately one and a half months at the end of the fourth quarter of 2006.

     Revenues in API increased $30.3 million, to $168.7 million compared to $138.4 million in 2005. Revenues in 2006 included approximately $16.8 million of low margin sales of products that, in 2005, were reported as sales by the Company's divested Generics Business. The remainder of the revenue increase of $13.5 million, or 9.8%, was attributable to increase volumes, principally related to Vancomycin, partially offset by pricing declines. The effects of translating revenues into U.S. dollars was insignificant.

AH revenues increased $21.8 million or 6.7%, to $ 346.9 million in 2006 versus 2005, due primarily to higher volumes in U.S. livestock markets of approximately $13 million and increased sales into international markets of approximately $6.4 million. In addition, translation of revenues into the U.S. dollar increased AH revenues by approximately $1.7 million compared to 2005.

Gross Profit

     Overall, the Company's gross profit increased $45.6 million in 2006 compared to 2005. As a percentage of sales, gross profit was 58.4% in 2006, versus 60.7% in 2005

The increase in gross profit dollars is the result of increased volumes in all three business segments and favorable price realization in Pharmaceuticals. The lower gross profit percentage is primarily a result of low margin sales of API products that, in 2005, were reported as sales by the Company's divested Generics Business. In addition, the decline in gross profit percentage reflects lower gross margins in the API business attributable to lower pricing on certain products and increased costs associated with new product development, geographic expansion, and certain asset write-downs.

Selling, General and Administrative Expenses (SG&A)

On a consolidated basis, SG&A expenses increased $36.7 million in 2006 as compared to 2005. As a percentage of revenues, SG&A expense was 38.2% in 2006 versus 38.5% in 2005.

     The majority, or $26 million of the year-over-year increase, was across all three businesses for additional operational infrastructure to support the Company's growth initiatives and also reflects higher distribution costs in 2006. The remainder of the increase relates primarily to costs related to senior management retention and transition, and the discontinuance of the Company's performance unit plan, offset partially by a favorable insurance recovery. In addition, stock option expense contributed $2.4 million of the year-over-year increase in SG&A and foreign exchange had a favorable impact of $1.1 million to the year-over-year change in SG&A expenses.

Research and Development (R&D)

Research and development expenses increased $17.5 million, or 64.9%, in 2006 compared to 2005. As a percentage of revenues, R&D expenses amounted to 6.8% in 2006 compared to 4.9% in 2005. The increase in R&D is due almost exclusively to Pharmaceutical's new product development spending.

Asset Impairments and Other

     Asset impairments and other amounted to a net $8.3 million gain in 2006 compared to a loss in 2005 of $1.2 million. The gain in 2006 primarily consists of a net curtailment gain of $7.5 million from the freezing of the Norwegian and U.S. pension plans. Also included in 2006 results was a gain of $1.9 million realized from a contractual settlement related to an AH business disposed in 2004, partially offset by a charge of $1.1 million related to a prior year contract dispute.

Operating Income (Loss)

     The increase/(decrease) in operating income is summarized as follows:
	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2005 as reported	$23.6	$52.4	$66.3	$(47.5)	$94.8
Research and development	(18.4)	(0.1)	(0.2)	1.2	(17.5)
Senior management retention and transition, and performance unit expense, net of insurance recovery	--	--	--	(13.0)	(13.0)
Stock option expense, ongoing	--	--	--	(2.4)	(2.4)
Contract settlements	--	--	0.8	--	0.8
Pension curtailment gain/(loss)	--	7.8	--	(0.3)	7.5
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	23.1	(8.3)	4.6	6.0	25.4
2006 as reported	$28.3	$51.8	$71.5	$(56.0)	$95.6

Interest Income/(Expense), net

     The Company reported net interest income of $16.5 million for the year ended December 31, 2006, compared to net interest expense of $47.8 million in the comparable period last year. The change reflects the repayment of all outstanding debt in the first quarter of 2006 using proceeds from the sale of the Generics Business and ParMed and the cash flow generated by the Company. An analysis of the components of interest income (expense), net is as follows:
	Years Ended December 31,
	2006	2005

Interest income	$19.3	$1.4
Interest expense	(2.5)	(47.0)
Amortization of debt issuance costs	(0.3)	(2.2)
	$16.5	$(47.8)

Loss on Extinguishment of Debt

         Results for the year ended December 31, 2006 included the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's remaining outstanding long-term debt in January 2006. In the year ended December 31, 2005, the Company reported a loss on extinguishment of debt of $8.0 million, primarily related to the prepayment of $267.4 million of bank term debt in 2005, which resulted in the write-off of deferred loan costs.

Other Income (Expense), Net

     A detail of Other income (expense), net follows:
	Years Ended December 31,
	2006	2005

Foreign exchange gains (losses), net	$0.3	$2.8
Other, net	(0.4)	1.9
	$(0.1)	$4.7

Provision (Benefit) for Income Taxes

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

      The tax provision for continuing operations for the year ended December 31, 2006 was $32.5 million, representing an effective tax rate of 35%.

     Income taxes for 2005 amounted to a benefit of $18.4 million compared to a pre-tax income of $43.8 million. This benefit was derived from the reversal of valuation allowance on U.S. deferred tax assets of $52.1 million, partially offset by income taxes of $28.6 million related to the repatriation of earnings under the American Jobs Creation Act.

Results of Continuing Operations 2005 vs. 2004

(All comparisons of results of operations refer to continuing operations)

     Total revenue increased $40.3 million or 7.9% for the year ended December 31, 2005 compared to 2004. Foreign exchange increased revenues by approximately $0.5 million or 0.1%. 2004 revenues included $26.2 million related to the divested Wynco and Aquatics operations. Excluding the Wynco and Aquatic results and foreign exchange, revenues increased approximately $66.1 million or 13.5%. Operating income was $94.8 million in 2005 compared to $63.0 million in 2004. 2004 operating income included the results of Wynco and Aquatics. Excluding these operations, operating income increased $21.4 million or 29.2% due to improvements in the Pharmaceuticals and AH businesses which offset lower year-over-year operating income in API due to reduced pricing. Diluted earnings per share was $1.17 in 2005 compared to a loss of $0.90 in 2004. 2005 results include the reversal of a deferred tax valuation allowance of $52.1 million ($0.98 earnings per share), taxes of $28.6 million on the repatriation of cash dividends from controlled foreign corporations and pre-tax charges of $8.0 million for extinguishment of debt, primarily related to the write-off of deferred loan costs resulting from the prepayment of debt. 2004 results include pre-tax charges of approximately $59.5 million ($1.13 loss per share) resulting from the establishment of a deferred tax valuation allowance and $2.8 million for extinguishment of debt.

The following table sets forth revenues and operating income by segment:
Year Ended December 31,	Revenues			Operating Income (Loss)
	2005	2004	%	2005	2004	%
Pharmaceuticals	$101.6	$62.4	62.8%	$23.6	$6.5	263.1%

API	138.4	143.2	(3.4%)	52.4	72.8	(28.0%)

AH	325.1	288.4	12.7%	66.3	35.2	88.4%
Aquatic AH	--	7.0	N/M	--	(10.3)	N/M
Wynco	--	19.2	N/M	--	(0.1)	N/M
Total AH	325.1	314.6	3.3%	66.3	24.8	167.3%

Unallocated and Eliminations	(11.5)	(6.9)	(66.7%)	(47.5)	(41.1)	(15.6%)

Total	$553.6	$513.3	7.9%	$94.8	$63.0	50.5%

N/M - Not meaningful

The following summarizes revenues and operating income by segment:

Revenues

     Pharmaceuticals revenues increased 62.8% on higher prices (24.2%) and volume gains (38.5%) attributable to product prescription growth driven from sales force expansions and a new marketing campaign.

     Revenues in API declined 3.4% mainly as a result of reduced pricing (11.9%), principally on a major product in the U.S. partially offset by volume gains of 9.0%. Translation of revenues into the U.S. dollar decreased API revenues by 0.5%.

     AH revenues, excluding Wynco and Aquatic revenues in 2004, increased 12.7% due primarily to increased sales in the U.S. livestock market (7.8%) and in the European markets (2.0%). The majority of AH plants are operating at or near capacity. During the year, as a result of increased demand and capacity constraints, AH reduced supply of certain products to customers.

Gross Profit

     On a Company-wide basis, gross profit increased $41.6 million in 2005 compared to 2004. As a percentage of sales, overall gross profit was 60.7% in 2005, versus 57.4% in 2004

     The increase in gross margin dollars results primarily from higher sales volumes in Pharmaceuticals and AH, combined with cost reductions achieved through supply chain and other process improvement initiatives, offset partially, by pricing decreases in API.

Selling, General and Administrative Expenses (SG&A)

     On a consolidated basis, selling, general and administrative expenses increased $18.3 million or 9.4% in 2005 compared to 2004. Included in 2004, are Wynco and Aquatic expenses of $3.3 million and $2.1 million, respectively. Excluding these costs, selling, general and administrative expenses increased $23.7 million due primarily to marketing campaigns and sales force expansions within Pharmaceuticals ($15.0 million) and increased costs within the Pharmaceuticals and API segments related to realigning the remaining businesses as a result of the disposal of the Generics Business ($5.3 million). Foreign exchange also contributed $1.1 million to the year-over-year increase in selling, general and administrative expenses.

Research and Development (R&D)

     Research and development expenses increased $1.5 million in 2005 compared to 2004, which included Aquatic expenses of $2.4 million. Excluding these costs, research and development increased $3.9 million, due primarily to new product development in Pharmaceuticals and API.

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

Operating Income (Loss)

     The increase/(decrease) in operating income is summarized as follows:
	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2004 as reported	$6.5	$72.8	$24.8	$(41.1)	$63.0
Aquatic loss, primarily asset impairment	--	--	10.0	--	10.0
Research and development	(2.4)	(2.1)	3.7	(0.7)	(1.5)
Pharmaceuticals sales force expansion	(15.0)	--	--	--	(15.0)
Net margin improvement (decrease) due to volume, price, foreign exchange and expenses	34.5	(18.3)	27.8	(5.7)	38.3
2005 as reported	$23.6	$52.4	$66.3	$(47.5)	$94.8

Interest Income/(Expense), net

     The Company reported net interest expense of $47.8 million the year of 2005 compared to net interest expense of $58.0 million in 2004. An analysis of the components of interest income (expense), net is, as follows:
	Years Ended December 31,
	2005	2004

Interest income	$1.4	$0.7
Interest expense	(47.0)	(56.0)
Amortization of debt issuance costs	(2.2)	(2.7)
	$(47.8)	$(58.0)

Loss on Extinguishment of Debt

     2005 results include $8.0 million of expense, which resulted primarily from the write-off of deferred loan costs. In 2005, the Company prepaid $267.4 million of bank term debt. 2004 results include $2.8 million of expense associated with the write-off of deferred loan costs. In 2004, the Company prepaid $75.0 million of bank term debt, $32.0 million of mortgage notes payable, and $24.5 million of the 5.75% convertible Notes.

Other Income (Expense), Net

     Other income/(expense), net is detailed as follows:
	Years Ended December 31,
	2005	2004
Other income/(expense), net:
Foreign exchange gains (losses), net	$2.8	$1.6
Loss on sale of Wynco	--	(1.5)
Other, net	1.9	0.4
	$4.7	$0.5

Provision (Benefit) for Income Taxes

Income taxes for 2005 amounted to a benefit of $18.4 million compared to pre-tax income of $43.8 million. The net tax benefit is primarily attributable to the removal of a valuation allowance for net U.S. deferred tax assets, offset partially by tax expense of $28.6 million, resulting from repatriating cash in 2005 under the American Jobs Creation Act. The tax provision in 2004 was an expense of $49.5 million compared to pre-tax income of $2.7 million, resulting mainly from the establishment of a valuation allowance for net U.S. deferred tax assets.

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2004, the Company had recorded significant U.S. federal deferred tax assets for which it had provided a full valuation allowance given that it was not considered to be "more likely than not" that these deferred tax assets would be realized. At December 31, 2005, the Company made the decision to reverse the remaining valuation allowance because it believed that it was "more likely than not" that these assets would be realized. The Company's cash flow generated throughout 2005, including the net proceeds from the sale of the Generics Business, enabled the Company to pay off all of its domestic debt by January 23, 2006 which in turn, eliminated related interest expense, thereby increasing future profitability. In addition, it was expected that the continuing domestic business segments, which had been profitable for the past three years, would continue to be profitable.

Discontinued Operations

On December 19, 2005, the Company sold its world-wide human Generics pharmaceutical business (the "Generics Business"), excluding ParMed Pharmaceuticals Inc. ("ParMed"), its Generics pharmaceutical telemarketing distribution unit, to Actavis Group hf ("Actavis") for cash in the amount of $810 million. The net cash proceeds from this sale were used to repay all of the Company's outstanding debt, which amounted to $416.7 million at December 31, 2005. On March 31, 2006, the Company sold ParMed for cash in the amount of $40.1 million. After completing both of these sales, the Company had no debt and cash and cash equivalents at March 31, 2006, amounting to $366.4 million.

The results of operations of the Generics Business and ParMed (collectively, the "Discontinued Operations"), for the three years ended December 31, 2006, 2005, and 2004 and the financial position of the Discontinued Operations at December 31, 2006 and 2005, are summarized as follows:

Statements of Operations
	Years Ended December 31,
	2006	2005	2004
Total revenues	$17.1	$870.2	$826.1
Cost of sales	12.0	580.7	587.7
Gross profit	5.1	289.5	238.4

Operating expenses	2.8	244.9	524.6

Operating income	2.3	44.6	(286.2)
Interest expense and amortization of debt issuance cost	--	(0.4)	(0.3)
Other income (expense), net	--	2.3	30.2
Income (loss) from discontinued operations before provision for income taxes	2.3	46.5	(256.3)
Provision for income taxes	0.8	10.2	11.7

Net income (loss) from discontinued operations	$1.5	$36.3	$(268.0)

There were no assets and liabilities of discontinued operations at December 31, 2006 and, at December 31, 2005, the assets and liabilities of discontinued operations consisted of solely ParMed assets ($17.5 million) and liabilities ($12.1 million) held for sale at that time.

Results in 2006 include only the results of operations of ParMed for the three months ended March 31, 2006, prior to its sale on March 31, 2006.

The Discontinued Operations reported revenues of $870.2 million and $826.1 million in 2005 and 2004, respectively. Gross profit margins improved to 33.3% in 2005, from 28.9% in 2004, primarily a result of increased sales of gabapentin in the U.S. Generics business and costs reductions achieved in the Generics Business through supply chain and other process improvement initiatives. In 2005, the Discontinued Operations reported operating income of $44.6 million compared with an operating loss of $286.2 million in 2004. The 2004 operating loss was principally attributable to a $260 million goodwill impairment charge and a $15.5 million facility impairment charge recorded in the U.S. Generics business in 2004. During the fourth quarter of 2004, a number of factors emerged which impacted the estimated future cash flows of the U.S. Generics business. These factors included recent experience with new product launches for which pricing was significantly below previous expectations; reflecting increasing competition, including authorized Generics. As a result, during the fourth quarter of 2004, estimates for new product launches and the future profitability of the U.S. Generics business were adjusted downward, resulting in declines in projected cash flows and indications of an impairment of the goodwill attributable to the U.S. Generics business. Based upon preliminary Statement of Financial Accounting Standards ("SFAS") No. 142 step two valuation work performed by an independent valuation firm, the Company estimated and recorded a goodwill impairment charge of $260 million in the fourth quarter of 2004. The SFAS No. 142 step two valuation work was finalized in the first quarter of 2005, and the Company recorded an adjustment of $0.8 million in the first quarter of 2005, increasing the total U.S. Generics goodwill impairment charge to $260.8 million.

Inflation

     The effect of inflation on the Company's operations during 2006, 2005 and 2004 was not significant.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2006, have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies, which include estimates that it considers critical to the operations of the business and its consolidated financial statements:

Revenue Recognition

    Revenues are recognized when title to products and risk of loss are transferred to customers. The Company's subsidiaries have terms of FOB shipping point where title and risk of loss transfer on shipment. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

In the Company's Pharmaceuticals and AH businesses, sales to certain customers require that the business remit discounts to either customers or governmental authorities in the form of rebates, discounts, promotional allowances, and other managed-care allowances. In addition, sales are generally made with limited right of return under certain circumstances.

Provisions for these discounts are reflected in the Consolidated Statement of Operations as a reduction of total revenues and amounted to $47.1 million and $38.0 million for the years ended December 31, 2006 and 2005, respectively. Accruals related to these provisions are reflected on the balance sheet and classified as either a direct reduction of accounts receivable or, to the extent that amounts are due to entities other than customers, as accrued expenses. The reserve balances related to these provisions included in Accounts receivable, net amounted to $6.6 million and $7.5 million at December 31, 2006 and 2005, respectively. The amounts included in Accrued expenses amounted to $17.6 million and $13.5 million, at December 31, 2006 and 2005, respectively. The most significant of these reserves relates to Medicaid accruals that are recorded as accrued expenses and estimated based upon experience within each state and information obtained from wholesalers regarding inventory levels. In the case of Medicaid accruals and all other reserves for discounts, the Company continually monitors the adequacy of procedures used to estimate these deductions from revenue by comparison of estimated amounts to actual experience. Operating results in 2006 were favorably impacted by $0.7 million in adjustments to prior year reserve balances.

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

Asset Impairments

     Long-lived assets, including plant and equipment, and other intangible assets are reviewed for impairment when events or circumstances indicate that a diminution in value may have occurred, based on a comparison of undiscounted future cash flows to the carrying amount of the intangible asset. If the carrying amount exceeds undiscounted future cash flows, an impairment charge is recorded based on the difference between the carrying amount of the asset and its fair value. Goodwill is reviewed periodically for impairment in accordance with SFAS No. 142.

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

Employee Benefit Plans

     The Company provides a range of benefits to employees and retired employees, including pension, post-retirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost and trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates, changes in historical experience, and trends when it is deemed appropriate to do so. Gains and losses arising from changes in assumptions are amortized over future periods. The Company believes that the assumptions utilized for recording its obligations under its plans are reasonable based on input from actuaries. In determining pension costs for its U.S. defined benefit pension plan, the Company used a discount rate of 5.75% in 2006, 6.00% in 2005 and 6.25% in 2004; an assumed return on plan assets of 8.00% in both 2006 and 2005 and 8.75% in 2004. The Company used an assumed rate of compensation increases of 4.5% for both 2006 and 2005 and 4.25% in 2004. The changes in these plan assumptions did not have a significant impact on net earnings for the years involved.

The Company has two primary defined pension plans, one in the U.S. and one in Norway. Effective December 31, 2006, the Company froze these two pension plans; replacing both with enhanced defined contribution plans. In connection with the freezing of these plans, the Company recorded a net pre-tax curtailment and settlement gain, net of special termination benefits, of $7.5 million in 2006.

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

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization, which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2004, the Company had recorded significant U.S. federal deferred tax assets for which it had provided a full valuation allowance given that it was not considered to be "more likely than not" that these deferred tax assets would be realized. At December 31, 2005, the Company made the decision to reverse the remaining valuation allowance because it believed that it was "more likely than not" that these assets would be realized. The Company's cash flow generated throughout 2005, including the net proceeds from the sale of the Generics Business, enabled the Company to pay off all of its domestic debt by January 23, 2006 which in turn, eliminated related interest expense, thereby increasing future profitability. In addition, it is expected that the continuing domestic business segments, which have been profitable, will continue to be profitable.

Liquidity and Capital Resources

     At December 31, 2006, the Company had $113.2 million in cash and cash equivalents no debt outstanding. Interest income earned on investments was $19.3 million for the twelve months of 2006 and is included in Interest income (expense), net in the Consolidated Statements of Operations.

Cash flow provided by operating activities for the year ended December 31, 2006 was $42.9 million compared to $247.3 million provided from operations in 2005. During 2006, the Company paid cash taxes of $64.4 million, including approximately $30 million in connection with the Company's Generics business, and additional cash payments of approximately $25 million related to the settlement of accrued expenses associated with the Generics Business disposition. Cash provided by operating activities in 2005 includes the cash flows of the divested Generics Business.

     Cash provided by investing activities for 2006 included the proceeds from the sale of ParMed of $40.1 million and, in 2005, the net proceeds from the sale of the Generics Business of $804.4 million. Capital expenditures amounted to $36.2 million in 2006, $38.9 million in 2005 and $49.3 million in 2004. Cash from investing activities includes cash flows of discontinued operations.

     The cash used in financing activities for the year ended December 31, 2006 amounted to $732.8 million compared with $302.6 million in 2005. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million. Also included in the use of funds in 2006 was the repurchase of all the Class B shares for $307.4 million. Financing activities in 2005 included $311.8 million of debt repayments.

Working capital, including cash and cash equivalents, at December 31, 2006, was $198.0 million compared to working capital of $371.8 million at December 31, 2005. Working capital is defined as current assets less current liabilities. Working capital at December 31, 2005 included the benefit of the cash proceeds from the sale of the Generics Business which was partially offset by the anticipated payment of all outstanding debt, which was classified as current liabilities at December 31, 2005. The decline in working capital from December 31, 2005 to 2006 is principally attributable to the fourth quarter 2006 Class B share repurchase for $307.4 million including related fees. Trade working capital (accounts receivable and inventories, less accounts payable and accrued expenses) was higher at December 31, 2006 than 2005 because of increased receivables and inventory related to business growth and the settlement of December 31, 2005 tax and other liabilities related to the sale of the Generics Business.

    Stockholders' equity at December 31, 2006 was $724.0 million compared to $918.1 million at December 31, 2005. The decrease in Stockholders' Equity in 2006 resulted primarily from the repurchase of B shares as treasury stock at a cost of $307.4 million partially offset by this year's net earnings, including the gain on the sale of ParMed. At December 31, 2006, due primarily to the cumulative weakening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $58.2 million compared to $47.9 million at December 31, 2005.

Contractual Obligations

     At December 31, 2006, the Company's contractual cash obligations (in millions) can be summarized as follows:

Contractual Cash Commitments	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$23.1	$4.0	$5.1	$4.2	$9.8
Purchase obligations	170.0	80.6	59.2	30.2	--
Total contractual cash commitments	$193.1	$84.6	$64.3	$34.4	$9.8

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risks

     The Company's earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company's risk management practice includes the selective use, on a limited basis, of forward foreign currency exchange contracts. Such instruments are used for purposes other than trading.

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

     At December 31, 2006, the Company had forward foreign exchange contracts mainly denominated in Euros, Danish Krones, Hungarian Forints and U.S. Dollars with a notional amount of $74.9 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first quarter of 2007. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be less than $10 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

Interest Rate Risk

     Alpharma's interest rate risk relates primarily to the asset-based $75 million Senior Secured Credit Facility, which has variable interest rates which reset on a periodic basis. At December 31, 2006, there were no amounts outstanding under the Senior Secured Credit Facility.

Item 8.    Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedules.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of December 31, 2006. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of December 31, 2006.

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

      Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, utilizing the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2006. Based on that assessment the Company believes that, at December 31, 2006, its internal control over financial reporting was effective.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which follows.

(c)    Changes in Internal Control over Financial Reporting

     In its prior year assessment of internal control over financial reporting as of December 31, 2005, management identified one internal control deficiency that it concluded was a material weakness. A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In its assessment of the effectiveness internal control over financial reporting as of December 31, 2005, the Company determined that there were deficiencies in its internal controls over the financial reporting for income taxes and that these deficiencies constituted a material weakness, as described below.

The sale of the Company's Generics Business in the fourth quarter of 2005 required the Company to affect numerous transactions related to the disposition and to recast its financial statements to separately present results from continuing and discontinued operations. This included disaggregating income tax accounts between continuing and discontinued operations, accounting for taxes associated with the sale transaction and the repatriation of earnings, and evaluating and adjusting valuation allowances that had been provided in prior years for certain US deferred tax assets. The fourth quarter 2005 accounting for income taxes required significant reliance upon external tax professionals and senior financial internal review and oversight, due to the complexities of the issues involved. The integration and oversight of the work of these service providers reduced the timeliness and accuracy of recording the final tax provisions and related entries in the year-end closing process and the preparation of tax footnote disclosures. The Company concluded that this reliance principally on outside providers and internal detective controls reduced the effectiveness of the internal controls over tax accounting processes. Accordingly, the Company concluded that a material weakness existed at December 31, 2005 in that it did not maintain effective internal control over financial reporting for income taxes, based on the criteria in "Internal Control - Integrated Framework" issued by the COSO.

     During 2005, management implemented enhanced control procedures related to the accounting for income taxes. These included: (i) the development and communication of enhanced policies and procedures for the accounting for income taxes, including expanded documentation requirements to support financial statement assertions, (ii) retaining a public accounting firm and other external tax professional services to assist the Company in its quarterly review, analysis and documentation of both its US and international income tax accounts, and (iii) expanding internal financial management review and oversight of income tax accounts and the work of outside tax service providers.

While management believes the enhanced control procedures implemented in 2005 served to strengthen its internal control over the accounting for income taxes, these enhanced procedures did not contemplate a transaction of the magnitude and complexity of the December 19, 2005 sale of the Generics Business.

     Because the December 19, 2005 sale of the Generics Business has simplified the Company, the tax accounting complexities and workload created by the fourth quarter 2005 transactions described above have been significantly reduced. In addition, during 2006, the Company expanded its internal tax staff by recruiting three additional tax professionals; two of whom are responsible for the tax accounting and compliance function. The Company believes that the addition of these tax professionals to its internal staff, combined with enhanced tax policies and procedures, and expanded financial management review and oversight, has served to remediate the material weakness at December 31, 2006 related to the financial reporting for income taxes.

Other than as described above, there have not been any other changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Alpharma Inc.
1 Executive Drive

Fort Lee, New Jersey 07024

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Alpharma Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alpharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Alpharma Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Alpharma Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Alpharma Inc. as of December 31, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/ / BDO Seidman, LLP
New York, NY
February 28, 2007

Item 9B.    Other Information

On February 26, 2007, the Compensation Committee of the Board of Directors established the performance goals that will be used to determine the amount of cash bonuses that may be paid to key executives (including the Named Executive Officers) for the 2007 fiscal year under the Amended Executive Bonus Plan (filed as an Exhibit to this Report). Each such Named Executive Officer can receive more or less than his or her target bonus (from 0% to 200% of said target bonus) based upon the Registrant's ability to achieve certain operating income, cash flow and revenue growth targets for 2007. In addition, for Named Executive Officers who are responsible for a specific business segment of the Registrant, a portion of his or her bonus will depend on that business segment's ability to achieve certain income, cash flow and revenue targets for 2007.  The target bonus level for the Chief Executive Officer for the 2007 fiscal year is 100% and for the other Named Executive Officers for the 2007 fiscal year is 50%.

Effective February 27, 2007, the Board of Directors approved amended and restated by-laws of the Company. The amended by-laws reflect (i) a change in the Company's principal executive office as of approximately April 1, 2007, (ii) the removal of the requirement to have nine board members, (iii) a change to provide that a quorum shall be deemed to be present at a stockholder meeting if the meeting shall be attended by persons entitled to vote stock representing 1/3 of the potential voting power, (iv) the elimination of the Executive and Finance Committee of the Board of Directors, (v) the creation of a Nominating and Corporate Governance Committee of the Board of Directors, which assumed the corporate governance responsibilities of the previous Audit and Corporate Governance Committee, and (vi) the corresponding change in name of the Audit and Corporate Governance Committee to the "Audit Committee".

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

     The information as to the Directors of the Registrant set forth under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2007, which Proxy Statement will be filed on or prior to April 30, 2007, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. The Information set forth under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the aforementioned Proxy Statement is also incorporated by reference into this Report. The information as to the Audit Committee and the Audit Committee Financial Expert is set forth under the caption "Committees of the Board" of the aforementioned Proxy Statement is also incorporated into this Report by reference. The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller (who is also its principal accounting officer), effective May 20, 2003. The Company has posted a copy of its code of ethics on its Internet Website, located at www.Alpharma.com. The Company will provide to any person, without charge, upon request to Kathleen Makrakis, Vice President of Investor Relations, a copy of its code of ethics. The Company has not implemented any material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 11.    Executive Compensation

     The information set forth under the sub-caption "Compensation Committee Interlocks and Insider Participation" appearing under the caption "Corporate Governance" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2007, which Proxy Statement will be filed on or prior to April 30, 2007, and the information set forth under the caption s"Executive Compensation" and "Compensation Committee Report" in such Proxy Statement, are incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2007, which Proxy Statement will be filed on or prior to April 30, 2007, is incorporated in this Report by reference.

Equity Compensation Plan Information

     The following table provides information as of December 31, 2006 with respect to Alpharma's common shares issuable under the Company's equity compensation plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)
Equity compensation plans approved by security holders	1,344,282	$24.77	2,839,253

Equity compensation plans not approved by securities holders	None	None	None

Total	1,344,282	$24.77	2,839,253

(a)     The number of shares included in the table represent shares from the following equity compensation plans which have been approved by the Company's shareholders: (i) Alpharma Inc. 1997 Stock Option and Appreciation Right Plan, (ii) Alpharma Inc. Non-Employee Director Option Plan and (iii) Alpharma Inc. 2003 Omnibus Incentive Compensation Plan. The table does not include shares to be issued under the Company's Employee Stock Purchase Plan which was approved by the Company's shareholders in 1991. This Plan was not included because there are no limitations on the number of shares that may be purchased under the Plan. The Plan entitles employees to contribute up to 4% of basic pay into the Plan for the purchase of shares of the Company's Class A Common Stock. The Company contributes to the Plan an amount equal to 50% of each participating employee's contributions.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2007, which Proxy Statement will be filed on or prior to April 30, 2007, and the information set forth under the subcaption "Board and Committee Independence" appearing under the caption "Corporate Governance" in such Proxy Statement, are incorporated into this Report by reference.

Item 14.    Principal Accountant Fees and Services.

The Information set forth under the caption "Principal Accountant Fees and Services" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 5, 2007, which Proxy Statement will be filed on or prior to April 30, 2007, is incorporated into this Report by reference.

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

3.2	Amended and Restated By-Laws of the Company, effective as of February 27, 2007 is filed as an Exhibit to this Report.

10.1

Amended and Restated Loan and Security Agreement, among the Company, certain of its subsidiaries, Bank of America and other lenders, dated March 10, 2006, was filed as Exhibit 10.2 to the Company's March 31, 2006 quarterly report on Form 10-Q and is incorporated by reference.

10.1a

Letter Amendment to Amended and Restated Loan and Security Agreement, among the Company, certain of its subsidiaries, Bank of America and other lenders, dated July 28, 2006, is filed as an Exhibit to this Report.

10.1b

Letter Amendment to Amended and Restated Loan and Security Agreement, among the Company, certain of its subsidiaries, Bank of America and other lenders, dated October 6, 2006, is filed as an Exhibit to this Report.

10.2

Multicurrency Revolving Credit Facility, dated December 7, 2005, among a subsidiary of the Company as borrower, the Company as guarantor and DNB Nor Bank ASA was filed as Exhibit 10.1 to the Company's current report on Form 8-K dated as of December 7, 2005 and is incorporated herein by reference.

10.3	Promissory Note provided by Alpharma AS to DnB Nor Bank ASA, dated December 28, 2005 was filed as Exhibit 10.4 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.4	Agreement between the Company and Einar W. Sissener dated July 1, 1999 was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.
10.4a	Amendment No. 1 to Sissener Employment Letter, effective March 23, 2004, was filed as Exhibit 10.7a to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.
10.5	Amended and Restated Employment Agreement between the Company and Ingrid Wiik dated June 29, 2006 was filed as Exhibit 10.2 to the Company's July 6, 2006 Form 8-K and is incorporated by reference.

10.5a	Agreement on the Succession of Pension Obligations between Alpharma Inc. and Ingrid Wiik, dated December 28, 2006, is filed as an Exhibit to this Report.
10.6	Employment Contract between the Company and Matthew Farrell dated April 12, 2002 was filed as Exhibit 10.2 to the Company's March 31, 2002 quarterly Form 10-Q and is incorporated by reference.

10.7

Form of Retention Agreement between the Company and certain corporate executive (including Messrs. Farrell, Wrobel, Rose and Cella) was filed as Exhibit 10.1 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.

10.8

Employment Agreement, dated November 6, 2002, between the Company and Ronald Warner was filed as Exhibit 10.3 to the Company's March 31, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

10.8a

Amendments to Employment Agreement dated February 26, 2003, between the Company and Ronald Warner was filed as Exhibit 10.3A to the Company's March 31, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

10.8b	Retention Agreement between the Company and Ronald Warner was filed as Exhibit 10.2 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.
10.9	Employment Agreement between the Company and Carol Wrenn dated October 19, 2001 was filed as Exhibit 10.16 to the Company's 2002 Annual Report on Form 10-K and is incorporated by reference.
10.9a

Letter Agreement dated July 15, 2003 between the Company and Carol A. Wrenn was filed as Exhibit 10.2 to the Company's September 30, 2003 quarterly report on Form 10-Q and is incorporated by reference.

10.9b

Supplemental Letter Agreement dated February 11, 2004 between the Company and Carol A. Wrenn was filed as Exhibit 10.14b to the Company's 2003 Annual Report on Form 10-K and is incorporated by reference.

10.9c	Retention Agreement between the Company and Carol Wrenn was filed as Exhibit 10.3 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.
10.10

Employment Agreement, dated February 26, 2003, between the Company and Fred Lynch was filed as Exhibit 10.2 to the Company's March 31, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

10.11	Employment contract between the Company and Carl-Aake Carlsson dated October 17, 2002 was filed as Exhibit 10.18 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.11a	Retention Agreement between the Company and Carl-Aake Carlsson dated December 5, 2005 was filed as Exhibit 10.12a to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.12	Employment Agreement between the Company and George Rose dated July 17, 2001 was filed as Exhibit 10.17 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.12a	Separation Agreement between the Company and George Rose dated October 2, 2006 is filed as an Exhibit to this Report.

10.13

Employment Agreement, between the Company and Dean Mitchell, dated as of May 30, 2006 was filed as Exhibit 10.1 to the Company's May 31, 2006 current report on Form 8-K Report and is incorporated by reference.

10.14

Employment Agreement, between the Company and Jeffrey Campbell, effective September 21, 2006, was filed as Exhibit 10.1 to the Company's September 26, 2006 current report on Form 8-K and is incorporated by reference.

10.15

Retirement Agreement, between the Company and Robert F. Wrobel, effective September 21, 2006 was filed as Exhibit 10.2 to the Company's September 26, 2006 current report on Form 8-K Report and is incorporated by reference.

10.16

Administrative Services Agreement, effective January 1, 2005, between A.L. Industrier ASA and Alpharma AS, was filed as Exhibit 10.21 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.16a

First Addendum to Administrative Services Agreement, dated April 21, 2006, between A.L. Industrier ASA and Alpharma AS was filed as Exhibit 10.1 to the Company's March 31, 2006 quarterly report on Form 10-Q and is incorporated by reference.

10.16b

Second Addendum to Administrative Services Agreement, dated July 4, 2006, between A.L. Industrier ASA and Alpharma AS was filed as Exhibit 10.1 to the Company's June 29, 2006 current report on Form 8-K and is incorporated by reference.

10.17

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

10.19

Asset Purchase Agreement, dated August 5, 1999, between the Company and Southern Cross Biotech Pty Limited et al was filed as Exhibit 10.3 to the Company's September 30, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

10.20

Technology License and Option Agreement, dated August 5, 1999, between the Company and Natinco N.V. et al, was filed as Exhibit 10.4 to the Company's September 30, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

10.21

Settlement and License Agreement, effective as of September 23, 2004 between Alpharma Inc., Natinco N.V., BISA Holdings BV and BIL (SCB) Holdings Limited was filed as Exhibit 35b to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.

10.22

Asset Purchase Agreement between Wynco, LLC and Iowa Veterinary Supply Co, dated March 24, 2003, was filed as Exhibit 10.3 to the Company's March 31, 2004 quarterly report on Form 10Q, and is incorporated by reference.

10.23

Stock Purchase Agreement, dated as of December 13, 2006 by and among the Company, Alpharma (Bermuda) Inc., Alpharma Euro Holdings Inc., A.L. Industrier A.S. and AS Wangs Fabrik was filed as Exhibit 10.1 to the Company's December 18, 2006 current report on Form 8-K and is incorporated by reference.

10.24

Voting Agreement, dated as of December 13, 2006 by and among the Company, Mr. Einar Sissener, AS Swekk, Bluebird Invest I AS, EWS-Stiftelsen, Einar Andreas Sissener, Annicken Sissener and Henriette Sissener was filed as Exhibit 10.2 to the Company's December 18, 2006 current report on Form 8-K and is incorporated by reference.

10.25

Toll Manufacturing Agreement, dated December 19, 2005, between Alpharma Branded Products Division Inc. and Purepac Pharmaceutical Co. was filed as Exhibit 10.31 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.*

10.25a	Amendment Agreement, dated December 3, 2006, between Alpharma Branded Products Division Inc. and Actavis Elizabeth LLC is filed as an Exhibit to this Report.*

10.26

Stock Purchase Agreement among the Company, Alpharma U.S. Inc., Cardinal Health, Inc. and Cardinal Health 110, Inc. dated March 8, 2006 was filed as Exhibit 10.3 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.*

10.27	2003 Omnibus Incentive Compensation Plan, effective May 19, 2003 was filed as Exhibit 10.1 to the Company's September 30, 2004 quarterly report on Form 10-Q, and is incorporated by reference.

10.27a	Amendment No. 1 to the 2003 Omnibus Incentive Compensation Plan, approved on May 24, 2006, is filed as an Exhibit to this Report.

10.27b	Amendment No. 2 to the 2003 Omnibus Incentive Compensation Plan, effective October 1, 2006, is filed as an Exhibit to this Report.

10.27c	Amendment No. 3 to the 2003 Omnibus Incentive Compensation Plan, effective June 22, 2006, is filed as an Exhibit to this Report.

10.28	Amended Alpharma Inc. Executive Bonus Plan, effective January 1, 2007, is filed as an Exhibit to this Report.
10.29

Alpharma Inc. 1997 Incentive Stock Option and Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10-Q/A and is incorporated by reference.

10.29a	Amendment to the Alpharma Inc. 1997 Incentive Stock Option and Appreciation Right Plan, effective June 22, 2006, is filed as an Exhibit to this Report.

10.29b	Amendment to the Alpharma Inc. 1997 Incentive Stock Option and Appreciation Right Plan, effective October 1, 2006, is filed as an Exhibit to this Report.

10.30

Form of Restricted Stock Unit Award Agreement for members of Alpharma Inc.'s Board of Directors, effective March 8, 2004, was filed as Exhibit 10.44 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference

10.30a

Form of revised Restricted Stock Unit Award Agreement for members of Alpharma Inc.'s Board of Directors, effective March 8, 2004 was filed as Exhibit 10.3 to the Company's June 30, 2005 quarterly report on Form 10-Q and is incorporated by reference.

10.31	Alpharma Inc. 2005 Supplemental Savings Plan, amended and restated, effective January 1, 2005, is filed as an Exhibit to this Report.

10.31a	Amendment No. 1 to the Alpharma Inc. 2005 Supplemental Savings Plan, effective as of March 31, 2006, is filed as an Exhibit to this Report.

10.31b	Amendment No. 2 to the Alpharma Inc. 2005 Supplemental Savings Plan, effective as of June 22, 2006, is filed as an Exhibit to this Report.

10.32	Alpharma Inc 2007 Supplemental Savings Plan, effective January 1, 2007, is filed as an Exhibit to this Report.

10.33	Form of Restricted Stock Award Agreement, effective March 8, 2004, was filed as Exhibit 10.43 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.
10.33a	Form of revised Restricted Stock Award Agreement, effective May 12, 2005, was filed as Exhibit 10.1 to the Company's May 12, 2005 current report on Form 8-K and is incorporated by reference.
10.34

Form of Restricted Stock Unit Award Agreement for employees located outside of the United States, effective March 8, 2004, was filed as Exhibit 10.45 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.34a

Form of Revised Restricted Stock Unit Award Agreement for employees located outside of the United States, effective May 12, 2005, was filed as Exhibit 10.2 to the Company's May 12, 2005 current report on Form 8-K and is incorporated by reference.

10.35	Form of Non-Qualified Stock Option Award Agreement, effective March 8, 2004, was filed as Exhibit 10.46 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.
10.36	Form of Performance Unit Award Agreement, effective March 8, 2004 was filed as Exhibit 10.47 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.37	Alpharma Inc. Severance Plan Amended and Restated effective June 22, 2006 is filed as an Exhibit to this Report.
10.38	Alpharma Inc. Change in Control Plan, amended and restated effective January 29, 2007 is filed as an Exhibit to this Report.

10.39

Alpharma Inc. Amended and Restated Deferred Compensation Plan, effective July 1, 1984, amended October 14, 1994 was filed as Exhibit 10.46 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.39a

Amendment No. 1 to the Alpharma Inc. Amended and Restated Deferred Compensation Plan, dated December 30, 2005 was filed as Exhibit 10.46a to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.39b	Amendment to the Alpharma Inc. Deferred Compensation Plan, effective as of June 22, 2006, is filed as an Exhibit to this Report.

10.40	A.L.Pharma Inc. Supplemental Pension Plan, amended and restated, effective January 1, 2005 is filed as an Exhibit to this Report.
10.40a	Amendment No. 1 to the A.L. Pharma Inc. Supplemental Pension Plan, effective March 31, 2006 is filed as an Exhibit to this Report.
10.40b	Amendment No. 2 to the Alpharma Inc. Supplemental Pension Plan, effective June 22, 2006, is filed as an Exhibit to this Report.

10.41	Alpharma Inc. Non-Employee Director Option Plan, effective May 30, 1996 is filed as an Exhibit to this Report.

10.41a	Amendment to the Alpharma Inc. Non-Employee Director Option Plan, effective June 22, 2006, is filed as an Exhibit to this Report.

10.42	Alpharma Inc. Supplemental Savings Plan (amended and restated, effective January 1, 2005) is filed as an Exhibit to this Report.

10.42a	Amendment No.1 to the Alpharma Inc. Supplemental Savings Plan, effective as of March 31, 2006, is filed as an Exhibit to this Report.

10.42b	Amendment No. 2 to the Alpharma Inc. Supplemental Savings Plan, effective as of June 22, 2006, is filed as an Exhibit to this Report.

16	Letter from PricewaterhouseCoopers LLP was filed as an Exhibit to the Company's February 22, 2006 current report on Form 8-K and is incorporated by reference.

18

Letter from PricewaterhouseCoopers regarding a change in accounting from LIFO to FIFO, dated March 31, 2003 was filed as Exhibit 18 to the Company's March 31, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

21	A list of the subsidiaries of the Registrant as of February 16, 2007 is filed as an Exhibit to this Report.

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, is filed as an Exhibit to this Report.
23.2	Consent of BDO Seidman LLP, an Independent Registered Public Accounting Firm, is filed as an Exhibit to this Report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

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
Date: March 1, 2007	Alpharma Inc. Registrant By: /s/ Peter G. Tombros___________________ Peter G. Tombros Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Date: March 1, 2007	/s/ Peter G. Tombros_______ Peter G. Tombros Director and Chairman of the Board and Chairman of the Nominating and Corporate Governance Committee

Date: March 1, 2007	/s/ Dean J. Mitchell_________ Dean J. Mitchell Director, President and Chief Executive Officer

Date: March 1, 2007	/s/ Jeffrey S. Campbell_________ Jeffrey S. Campbell Vice President, Finance and Interim Chief Financial Officer

Date: March 1, 2007	/s/ John F. Konzelmann_________ John F. Konzelmann Vice President, Controller and Principal Accounting Officer

Date: March 1, 2007	/s/ Finn Berg Jacobsen Finn Berg Jacobsen Director and Chairman of the Audit Committee

Date: March 1, 2007	/s/ Glen E. Hess Glen E. Hess Director

Date: March 1, 2007	/s/ Ramon Perez__________________ Ramon Perez Director and Chairman of the Compensation Committee

Date: March 1, 2007	/s/ Ingrid Wiik______________________ Ingrid Wiik Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
Page
Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets at December 31, 2006 and 2005	F-4

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-7

Notes to Consolidated Financial Statements	F-8 to F-36

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Alpharma Inc.
1 Executive Drive
Fort Lee, New Jersey 07024

We have audited the accompanying consolidated balance sheets of Alpharma Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpharma Inc. at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," utilizing the modified prospective transition method effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alpharma Inc.'s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
New York, NY
February 28, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alpharma Inc:

In our opinion, the consolidated statements of operations, of stockholders' equity and cash flows listed in the index on page F-1 present fairly, in all material respects, the results of operations and cash flows of Alpharma Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Florham Park, New Jersey

March 31, 2005, except for the restatement discussed in Note 2b (not presented herein) to the consolidated financial statements appearing under Item 15 of the Company's 2004 annual report on Form 10-K/A, as to which the date is May 5, 2005 and the effects of discontinued operations discussed in Note 3 to the consolidated financial statements, as to which the date is March 16, 2006.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31,
ASSETS	2006	2005
Current assets
Cash and cash equivalents	$ 113,163	$ 800,010
Accounts receivable, net	107,847	90,898
Inventories	106,958	92,741
Prepaid expenses and other current assets	25,573	41,575
Assets of discontinued operations	--	11,823
Total current assets	353,541	1,037,047

Property, plant & equipment, net	233,447	215,174
Goodwill	117,655	116,747
Intangible assets, net	160,922	176,083
Other assets and deferred charges	61,674	72,609
Assets of discontinued operations	--	5,723
Total assets	$ 927,239	$ 1,623,383

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt	$ --	$ 35,713
Current portion of long-term debt	--	380,956
Accounts payable	50,180	35,360
Accrued expenses	96,303	140,381
Accrued and deferred income taxes	9,090	61,251
Liabilities of discontinued operations	--	11,596
Total current liabilities	155,573	665,257
Long-term debt
Deferred income taxes	27,885	18,468
Other non-current liabilities	19,782	21,123
Liabilities of discontinued operations	--	457
Total non-current liabilities	47,667	40,048

Commitments and contingencies (see Note 15)

Stockholders' equity:
Class A common stock, $.20 par value (authorized 75,000,000; issued 43,427,596 and 43,098,938 outstanding)	8,685	8,507
Class B common stock, $.20 par value (authorized 15,000,000; issued 11,872,897)	2,375	2,375
Preferred Stock, $1 par value (authorized 500,000)	--	--
Additional paid in capital	1,117,717	1,095,520
Unearned compensation	--	(5,395)
Accumulated deficit	(147,977)	(223,137)
Accumulated other comprehensive income	58,240	47,852
Treasury stock, at cost	(315,041)	(7,644)
Total stockholders' equity	723,999	918,078

Total liabilities and stockholders' equity	$ 927,239	$ 1,623,383

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Total revenues	$653,828	$553,617	$513,329
Cost of sales	271,988	217,363	218,712
Gross profit	381,840	336,254	294,617
Selling, general and administrative expenses	250,069	213,323	195,054
Research and development	44,430	26,936	25,431
Asset impairments and other (income) expense	(8,259)	1,184	11,110
Operating income	95,600	94,811	63,022

Interest income (expense), net	16,453	(47,750)	(57,982)
(Loss) on extinguishment of debt	(19,415)	(7,989)	(2,795)
Other income (expense), net	(129)	4,706	458

Income (loss) from continuing operations before provision for income taxes	92,509	43,778	2,703
Provision (benefit) for income taxes	32,517	(18,398)	49,466
Income (loss) from continuing operations	59,992	62,176	(46,763)

Discontinued operations, net of taxes: (Note 3)
Income (loss) from discontinued operations	1,531	36,334	(267,974)
Gain from disposals	21,021	35,259	--
Income (loss) from discontinued operations	22,552	71,593	(267,974)

Net income (loss)	$ 82,544	$133,769	$ (314,737)

Earnings (loss) per common share:
Basic
Income (loss) from continuing operations	$ 1.12	$ 1.18	$ (0.90)
Income (loss) from discontinued operations	$ 0.42	$ 1.37	$ (5.15)
Net income (loss)	$ 1.54	$ 2.55	$ (6.05)

Diluted
Income (loss) from continuing operations	$ 1.11	$ 1.17	$ (0.90)
Income (loss) from discontinued operations	$ 0.41	$ 1.35	$ (5.15)
Net income (loss)	$ 1.52	$ 2.52	$ (6.05)

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2003	$10,467	$1,059,104	$ (2,667)	$94,531	$(23,284)	$(7,415)	$1,130,736

Comprehensive income:
Net loss - 2004					(314,737)		(314,737)
Currency translation adjustment				64,834			64,834
Minimum pension liability, net				283			283
Unrealized gains on derivative contracts, net				1,954			1,954
Total comprehensive net income							(247,666)

Dividends declared ($.18 per common share)					(9,404)		(9,404)
Award of, and changes in, restricted stock	78	7,765	(7,843)				--
Amortization of restricted shares			3,067				3,067
Exercise of stock options (Class A) and other	28	2,585				(229)	2,384
Employee stock purchase plan	58	4,467	--	--	--	--	4,525

Balance, December 31, 2004	$10,631	$1,073,921	$(7,443)	$161,602	$(347,425)	$(7,644)	$883,642

Comprehensive income:
Net income - 2005					133,769		133,769
Currency translation adjustment				(60,553)			(60,553)
Recognition of currency translation on sale of Generics business				(48,958)			(48,958)
Minimum pension liability, net				(4,239)			(4,239)
Total comprehensive net income							20,019

Dividends declared ($.18 per common share)					(9,481)		(9,481)
Award of, and changes in, restricted stock	79	4,793	(4,872)				--
Amortization of restricted shares			4,320				4,320
Modification of restricted stock		2,349	2,600				4,949
Modification of stock options		3,271					3,271
Tax benefit realized from stock option plan		1,818					1,818
Exercise of stock options (Class A)	120	4,997					5,117
Employee stock purchase plan	52	4,371	--	--	--	--	4,423

Balance, December 31, 2005	$10,882	$1,095,520	$(5,395)	$47,852	$(223,137)	$(7,644)	$918,078

Comprehensive income:
Net income - 2006					82,544		82,544
Currency translation adjustment				8,714			8,714
Minimum pension liabiltiy, net				292			292
Unrecognized loss on pensions (SFAS 158), net				(2,565)			(2,565)
Total comprehensive net income							88,985

Dividends declared ($.14 per common share)					(7,384)		(7,384)
Stock option expense		2,383					2,383
Award of, and changes in, restricted stock, including amortization	(36)	2,461					2,425
Modification of restricted stock		193					193
Modification of stock options		288					288
Tax benefit realized from stock option plan		3,757					3,757
Elimination of minimum pension liability, net (SFAS 158)				3,947			3,947
Exercise of stock options (Class A)	197	16,408					16,605
Employee stock purchase plan	17	2,102					2,119
Reclass for change in accounting presentation		(5,395)	5,395				--
Repurchase of B shares	--	--	--	--	--	(307,397)	(307,397)

Balance, December 31, 2006	$11,060	$1,117,717	$--	$58,240	$(147,977)	$(315,041)	$723,999

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$82,544	$133,769	$(314,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,750	91,194	96,403
Interest accretion on convertible debt	754	7,055	6,572
Amortization of loan costs	250	2,168	2,736
Amortization of restricted stock and stock options	4,844	4,320	3,067
Loss on extinguishment of debt	19,415	7,989	2,795
Net gain on pension curtailment	(7,542)	--	--
Gain on disposal of discontinued operations	(21,021)	(35,259)	--
Deferred income taxes	28,922	(38,070)	31,144
Other non-cash items	339	3,447	302,141
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(13,265)	9,210	25,908
(Increase) decrease in inventory	(10,804)	71,793	(529)
Decrease (increase) in prepaid expenses and other current assets	16,024	(15,689)	11,584
(Decrease) in accounts payable and accrued expenses	(36,158)	(28,432)	(5,259)
(Decrease) increase in taxes payable	(57,439)	32,128	8,319
Other, net	(9,680)	1,658	16,018
Net cash provided by operating activities	42,933	247,281	186,162

Investing activities:
Capital expenditures	(36,171)	(38,939)	(49,306)
Purchase of intangibles	(2,880)	(5,159)	(1,787)
Proceeds from sale of property	1,100	--	--
Purchase of businesses	(1,089)	--	(12,857)
Proceeds from sales of businesses	40,100	804,421	21,400
Net cash provided (used) in investing activities	1,060	760,323	(42,550)

Financing activities:
Net advances (payments) under lines of credit	(35,715)	19,636	6,578
Purchase of Class B shares	(307,397)	--	--
Payment of call premium	(18,894)	--	--
Proceeds of senior long-term debt	--	--	25,000
Payment of senior long-term debt	(381,702)	(311,836)	(154,264)
(Decrease)/increase in book overdraft	(1,691)	(12,318)	19,992
Dividends paid	(9,840)	(9,481)	(9,404)
Proceeds from issuance of common stock	18,724	9,540	6,909
Tax benefits realized from stock option plans	3,757	1,818	--
Net cash used in financing activities	(732,758)	(302,641)	(105,189)

Net cash flows from exchange rate changes	1,730	(9,977)	8,166

Increase (decrease) in cash and cash equivalents	(687,035)	694,986	46,589
Cash and cash equivalents at beginning of year	800,198	105,212	58,623
Cash and cash equivalents at end of year	$113,163	$800,198*	$105,212

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

     In 1994, the Company acquired the pharmaceutical, animal health, bulk antibiotic and aquatic animal health business ("Alpharma Oslo") of A. L. Industrier ASA ("A.L. Industrier"). Until December 28, 2006, A.L. Industrier ASA ("Industrier" or "ALI") beneficially owned all of the outstanding shares of the Company's Class B common stock, or approximately 22% of the Company's total common stock. Through its ownership of the Class B common stock, ALI had voting power that provided it with effective control of the Company. On December 28, 2006, the Company purchased 100% of the outstanding shares of the Company's Class B common stock from Industrier. Including related fees, the cost of the repurchasing the B shares was $307,397. Following the Class B share repurchase, control of the Company rests in the holders of the Class A shares acting by the majority applicable under Delaware law and Company's charter documents. See Note 17.

     The Company's businesses are organized in three reportable segments, as follows:

Pharmaceuticals (formerly "Branded Pharmaceuticals")
Active Pharmaceutical Ingredients ("API")
Animal Health ("AH")

     Pharmaceuticals markets one branded pharmaceutical prescription product that is contract manufactured by a third-party, a pain medication sold under the trademark KADIAN®.

     API develops, manufactures and markets a range of antibiotic fermentation based, and a chemically synthesized steroid, active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products.

     AH develops, registers, manufactures and markets medicated feed additives ("MFAs") and water soluble vitamins type substances for food producing animals; which include poultry, cattle and swine. In 2004, AH divested its Aquatic Animal Health business.

2.  Summary of Significant Accounting Policies and other matters

Basis of Presentation:

     The Consolidated Balance Sheets and Consolidated Statements of Operations have been presented for all periods to classify as Discontinued Operations, the Company's world-wide human Generics pharmaceutical business (the "Generics Business", which was sold on December 19, 2005), and ParMed Pharmaceuticals, Inc. ("ParMed", which the Company sold on March 31, 2006). See Note 3. Consistent with Statement of Financial Accounting Standards ("SFAS") No 95, "Statement of Cash Flows", the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.

Principles of consolidation:

     The Consolidated Financial Statements include the accounts of the Company and its domestic and international subsidiaries. The effects of all significant intercompany transactions have been eliminated. Certain amounts have been reclassified to conform with the current year presentation.

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

Accounts receivable and allowance for doubtful accounts:

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance is based on historical write-off experience, current economic conditions and a review of individual accounts. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. A specific reserve for individual accounts is recorded when the Company becomes aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables are further adjusted. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. There is no off-balance-sheet credit exposure related to the Company's customers.

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

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. No interest was capitalized in 2006 because the Company was in a debt free position. In 2005 and 2004; $610, and $405 of interest costs were capitalized, respectively.

     Depreciation is computed by the straight-line method over the estimated useful lives which are generally as follows:

Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Goodwill and Intangible Assets:

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets" for all goodwill and intangibles acquired in business combinations. Under SFAS No. 142, all goodwill and certain intangible assets determined to have indefinite lives are not amortized; but, are tested for impairment at least annually. Intangible assets with finite useful lives, such as patents and trademarks, are amortized over their useful lives, generally 5-20 years, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 9 for additional detail relating to the Company's goodwill and other intangible assets.

Foreign currency translation and transactions:

     The assets and liabilities of the Company's foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders' equity. The foreign currency translation adjustment representing the tax effects associated with long-term intercompany advances to foreign subsidiaries is zero, because in 2006 there was no such long-term intercompany debt. The foreign currency translation adjustment for 2005 and 2004 was $275 and $(76), respectively, representing the tax effects associated with long-term intercompany advances to foreign subsidiaries and other liabilities.

Derivative Instruments:

     The Company uses derivative instruments on a limited basis, principally to manage its exposures to changes in foreign currency exchange rates and interest rates. The Company carries its derivative instruments at their fair value on the balance sheet, recognizing changes in the fair value of forward foreign exchange contracts in current period earnings.

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

Stock-based Compensation:

The Company adopted SFAS No. 123R, "Share-Based Payments," effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists primarily of incentive stock options and restricted stock.

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

     Prior to January 1, 2006, the Company accounted for stock options under the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, will be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for stock options for the year ended December 31, 2006 in the amount of $2,383. The Company also recorded tax related benefits for the year ended December 31, 2006 in the amount of $834.

     SFAS 123R requires the Company to present pro forma information for periods prior to adoption, as if it had accounted for all stock-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of stock options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based compensation for the periods indicated:

	Years Ended December 31,
	2005	2004

Net income (loss), as reported	$133,769	$(314,737)
Add: Stock-based employee compensation expense included in reported net income, net of related tax	4,320	3,067
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,743	8,206

Pro forma net income (loss)	$129,346	$(319,876)

Earnings (loss) per share:
Basic-as reported	$2.55	$(6.05)
Basic-pro forma	$2.46	$(6.14)

Diluted-as reported	$2.52	$(6.05)
Diluted-pro forma	$2.44	$(6.14)

The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model, with the following assumptions:

	2006	2005	2004

Expected life (years)	3.16	3.60	4.00
Expected future dividend yield (average)	0.65%	1.42%	0.87%
Expected volatility	0.60	0.56	0.58

    The risk-free interest rates for 2006, 2005 and 2004 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2006, 2005 and 2004 amounted to 4.7%, 3.8% and 3.2%, respectively. The weighted average fair value of options granted during the years ended December 31, 2006, 2005, and 2004 with exercise prices equal to fair market value on the date of grant was $13.81, $6.33 and $9.31, respectively.

Income taxes:

     The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method as required by SFAS No. 109 "Accounting for Income Taxes." A valuation allowance is established, as needed, to reduce the carrying value of net deferred tax assets, if realization of such assets is not considered to be "more likely than not."

See Note 12 for additional disclosures regarding adjustment to deferred tax asset valuation reserves and the tax impact of distributions made under the provisions of the American Jobs Creation Act.

Comprehensive Income (loss):

     SFAS No. 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) in 2006, are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" (see Note 13 to the consolidated financial statements). Total comprehensive income (loss) for the years ended 2006, 2005, and 2004 is included in the Statement of Stockholders' Equity.

     The components of accumulated other comprehensive income (loss) include:

	December 31,
	2006	2005

Cumulative translation adjustment	$60,805	$52,091
Minimum pension liability, net	--	(4,239)
Prior service credit not yet recognized in cost	159
Actuarial loss not yet recognized in cost, net	(2,724)	--
	$58,240	$47,852

Segment information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires segment information to be prepared using the "management" approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 21 for further details.

Shipping Costs:

     The Company accounts for shipping costs in selling, general and administrative expenses for purposes of classification within the Consolidated Statement of Operations. These costs for continuing operations were approximately $15,000, $13,000, and $10,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Software and Development Costs:

     In 2006, 2005, and 2004, the Company capitalized purchased software from third-party vendors and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization begins as portions of the projects are completed, ready for their intended purpose and placed in service.

    Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the projects which are estimated to be five to seven years, depending on when placed in service.

     Capitalized software costs related to the Company's Enterprise Resource Planning System, net of amortization, through December 31, 2006 and 2005 amounted to approximately $7,404 and $9,105, respectively, and are included in other assets. All significant software modules were completed and ready for their intended purpose during 2003.

Recent Accounting Pronouncements:

  In June 2006, the FASB issued Financial Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", an interpretation of SFAS 109, "Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before it is recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. For the Company, FIN 48 will be adopted as of January 1, 2007, as required. The Company is currently studying the impact of this interpretation.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" which requires employers to recognize on their balance sheet, as of December 31, 2006, the funded status of their pension and postretirement benefit plans. At December 31, 2006, the U.S. pension plans were unfunded by $4,728 of which approximately $4,615 was included in noncurrent liabilities, $150 in accrued benefit cost and $37 in prepaid benefit cost. The domestic Postretirement Benefits plan was unfunded by $6,965 of which approximately $6,651 was included in noncurrent liabilities and $314 in current liabilities. In addtion $3,940 was recognized in Stockholders Equity's Accumulated Other Comprehensive Income, ($2,561 net of tax), representing actuarial losses and unamortized prior service credits. The international defined benefit pension plans were unfunded by $6,398 which was included in noncurrent liabilities.

3.  Discontinued Operations & Other Activities

Sale of the Generics Business - On December 19, 2005, the Company sold its world-wide human Generics pharmaceutical business (the "Generics Business") to Actavis Group hf ("Actavis") for cash in the amount of $810,000. The Company recognized a net after-tax gain of $35,259 in 2005.

     Sale of the ParMed Business - On March 31, 2006, the Company completed the sale of its Generics pharmaceutical telemarketing distribution business, ParMed Pharmaceuticals Inc. ("ParMed"), for $40,100 in cash. The net after-tax gain on the sale, $19,249, is reported in 2006 results from discontinued operations in the Consolidated Statement of Operations, along with certain adjustments related to the disposal of the Generics Business.

The results of operations of the Generics Business and ParMed (collectively, the "Discontinued Operations"), for the three years ended December 31, 2006, and the financial position of the Discontinued Operations at December 31, 2006 and 2005, are as follows:

Statements of Operations
	Years Ended December 31,
	2006	2005	2004
Total revenues	$17,142	$870,178	$826,151
Cost of sales	12,030	580,683	587,730
Gross profit	5,112	289,495	238,421

Operating expenses	2,756	244,853	524,572

Operating income	2,356	44,642	(286,151)
Interest expense and amortization of debt issuance cost	--	(423)	(299)
Other income (expense), net	--	2,309	30,149
Income (loss) from discontinued operations before provision for income taxes	2,356	46,528	(256,301)
Provision for income taxes	825	10,194	11,673

Net income (loss) from discontinued operations	$1,531	$36,334	$ (267,974)

There were no assets and liabilities of discontinued operations at December 31, 2006. The assets and liabilities of discontinued operations at December 31, 2005, consisting of ParMed assets and liabilities held for sale are, as follows:
Balance Sheet

December 31,
Assets of Discontinued Operations	2005

Cash	$188
Accounts receivable, net	6,797
Inventories	4,727
Other current assets	111
Total current assets	11,823

Property, plant & equipment, net	2,365
Goodwill, net	3,358
Intangible assets, net	--
Other non-current assets	--
Total assets	$ 17,546

Liabilities of Discontinued Operations

Account payable	$5,819
Accrued expenses	1,202
Accrued other and deferred income tax	4,575
Total current liabilities	11,596

Deferred income taxes	457
Other non-current liabilities	--
Total liabilities	$ 12,053

Other Activities

      Acquisition and disposal - Wynco LLC On January 7, 2004, the Company purchased the outstanding 50% interest in its joint venture, Wynco, LLC ("Wynco"), an Animal Health distribution company. The purchase price was $4,331, approximately $900 of which is payable over three years, beginning on December 31, 2004. In connection with the acquisition, the Company assumed debt of approximately $6,677. The investment was previously recorded in accordance with the equity method, with the original 50% interest included in the Company's Consolidated Statement of Operations. As of the date of purchase, the Company consolidated the results of Wynco in the Consolidated Statement of Operations and included all related assets and liabilities in the Consolidated Balance Sheet. Wynco's first quarter 2004 revenues and operating losses were $19,169 and ($111), respectively. The Company considered this an immaterial acquisition.

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

     The loss did not include a potential "earn out" which was contingently payable over three years through 2007, dependent on Aquatic's future profitability. In the fourth quarter of 2006, the Company received $1,922 under the terms of the earn-out provision, and concurrently terminated the agreement.

     The operations of Aquatic were not classified as discontinued operations since the Company and Aquatic had significant continuing involvement. The 2004 loss on the sale of Aquatics and the 2006 proceeds from the related earn-out are reported in "Asset Impairments and Other" in the Consolidated Statement of Operations.

     The results of Aquatic operations included in the Animal Health segment for the years ended December 31, 2004 included revenues of $7,044 and an Operating Loss, including impairments of $10,330.

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

Severance charges:	2006	2005	2004
API	$--	$310	$823
AH	58	84	300
Corporate	--	790	--
	$58	$1,184	$1,123

     A summary of liabilities for severance related actions in connection with management's reorganization and refocus is, as follows; as well as a summary of other liabilities recorded by the AH segment, which were established for 2002 closure and exit costs, and 2006 and 2005 related activity:

	Severance		Other Closure and Exit Costs
	2006	2005	2006	2005
Balance, January 1,	$1,277	$1,666	$5,410	$6,449
Charges, net	58	453	(245)	304
	1,335	2,119	5,165	6,753

Payments	(809)	(675)	(1,202)	(1,306)

Translation adjustments	42	(167)	11	(37)

Balance December 31,	$568	$1,277	$3,974	$5,410

     The liabilities for severance are included in accrued expenses.

The remaining balances for other closure and exit costs as of December 31, 2006 are included in accrued expenses and primarily relate to contractually required demolition costs, payments related to a discontinued product, lease obligations and other contractually committed costs associated with facility closures announced in 2002. The Company expects to settle these liabilities in the near future.

5.  Earnings Per Share (shares in thousands)

     A reconciliation of weighted average shares outstanding for basic to diluted shares outstanding used in the calculation of EPS is, as follows:

	For the years ended December 31,
	2006	2005	2004
Average shares outstanding-basic	53,769	52,526	52,060
Stock options	452	455	--
Average shares outstanding-diluted	54,221	52,981	52,060

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the years ended December 31, 2006, 2005 and 2004, stock options to purchase 641, 1,355 and 1,860 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares. Stock options had an anti-dilutive effect in 2004 and therefore stock options to purchase approximately 1,597 shares were not included in the diluted EPS calculation.

      The numerator for the calculation of basic EPS is Net income (loss) for all periods. The numerator for the calculation of diluted EPS is Net income (loss) plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable. The effects of the 5.75% Convertible Subordinated Notes due 2005 (the "05 Notes") were not included in the calculation of diluted EPS for the years ended December 31, 2005 or 2004 because the result was anti-dilutive. On April 1, 2005, the Company repaid the 05 Notes ($9,752 as of March 31, 2005). In addition, the effects of the 3% Convertible Senior Subordinated Notes due 2006 (the "06 Notes") were not included in the calculation of the diluted EPS for the years ended December 31, 2005 and 2004 because the result was anti-dilutive. On January 23, 2006, the Company paid off the balance due on the 06 Notes.

6.  Accounts Receivable, Net

Accounts receivable, net consist of the following:

	December 31,
	2006	2005
Accounts receivable, trade	$97,037	$82,475
Other	11,588	9,188
	108,625	91,663
Less, allowance for doubtful accounts	778	765
	$107,847	$ 90,898

The allowance for doubtful accounts for the three years ended December 31, 2006 consists of the following:

	2006	2005	2004
Balance at January 1,	$765	$1,156	$1,642
Provision for doubtful accounts	86	358	(267)
Reduction for accounts written off	1	(550)	(261)
Translation and other	(74)	(199)	42
Balance at December 31,	$778	$765	$1,156

7.  Inventories

     Inventories consist of the following:

	December 31,
	2006	2005
Finished product	$53,283	$49,857
Work-in-progress	37,847	28,061
Raw materials	15,828	14,823
Total	$106,958	$92,741

  8.  Property, Plant and Equipment, Net

     Property, plant and equipment, net consists of the following:

	December 31,
	2006	2005

Land	$ 5,562	$ 6,096
Buildings and building improvements	101,558	93,573
Machinery and equipment	323,682	293,883
Construction in-progress	17,866	6,271
	448,668	399,823
Less, accumulated depreciation	215,221	184,649
	$ 233,447	$ 215,174

     In connection with the Company's closing of plant facilities, the assets representing the fair value of Animal Health's Lowell facility, $3,500 as of December 31, 2006, are being held for sale, and are included in property, plant and equipment.

Contruction in-progress primarily includes outlays for equipment and building improvements for the Company's API and Pharmaceuticals businesses. These projects are expected to be completed by the end of 2007.

9.  Goodwill and Intangible Assets

     Intangible assets consist principally of products rights, including regulatory and/or marketing approvals by relevant government authorities. Annual intangible asset amortization expense for the years 2007 through 2011 is currently estimated to be approximately $18,900, $18,500, $18,600, $18,500 and $17,800, respectively.

     Intangible assets and accumulated amortization are summarized, as follows:

Balance, December 31, 2004	$ 195,181

Additions	3,297
Amortization	(19,693)
Write-off of intangibles on sales and impairments	(600)
Translation adjustment	(2,102)

Balance, December 31, 2005	176,083

Additions	2,880
Amortization	(18,983)
Write-off of intangibles on sales and impairments	(367)
Translation adjustment	1,309

Balance, December 31, 2006	$160,922

Accumulated amortization, December 31, 2005	$133,623
Accumulated amortization, December 31, 2006	$152,606

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the years ended December 31, 2006 and 2005, are as follows:

	Pharmaceuticals	API	Total
Balance December 31, 2004	$113,973	$3,196	$117,169

Translation adjustment	--	(422)	(422)

Balance December 31, 2005	113,973	2,774	116,747

Additions	--	537	537
Translation adjustment	--	371	371

Balance December 31, 2006	$113,973	$3,682	$117,655

In May 2006, the Company acquired the remaining 80% of Nippon Dumex for approximately $1,089 resulting in goodwill of $537.

As required, in the fourth quarter of 2006, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. The assessment utilized forecasted cash flows discounted at a rate of 10.5%.

10.  Long-Term Debt

There was no Long-term debt outstanding at December 31, 2006. At December 31, 2005, the Company had $220,000 of 8.625% Senior Notes, due 2011 (the "Senior Notes"), $160,948 of 3% Convertible Senior Subordinated Notes, due 2006 (yield 6.875%) and $25 of other international debt outstanding; of which $380,956 was classified as current because the Company had given the Trustees of both the Senior Notes and the 06 Notes notice that it would redeem such notes in January 2006 in accordance with the terms of the respective note indentures. On January 23, 2006, the Company paid off the balance due on both notes, including principal and accrued interest of $386,251 and call premium in the amount of $18,894. The call premium is included in the "Loss on extinguishment of debt" within the Consolidated Statement of Operations.

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

     The Senior Secured Credit Facility, which was amended and restated on March 10, 2006 to reflect the sale of the Generics Business, is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of December 31, 2006, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company were to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

11.  Short-Term Debt

Short-term debt consists of borrowings of foreign operations of $35,713 (30,000 EUR) at December 31, 2005. This amount was borrowed by Alpharma AS, a subsidiary of the Company, under a three month, short-term loan facility from DnB NOR Bank ASA. On January 3, 2006, the Company fully repaid this loan, including interest.

12.  Income Taxes

     Domestic and foreign income (loss) before taxes were $49,683 and $42,826, respectively in 2006, $(10,576) and $54,354, respectively in 2005 and $(68,763) and $71,466 respectively in 2004. Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign tax jurisdictions. The provision (benefit) for income taxes consists of the following:
	For the years ended December 31,
	2006	2005	2004
Current
Federal	$(6,661)	$ 24,333	$ 4,246
Foreign	9,643	11,824	16,520
State	613	2,372	1,805
	3,595	38,529	22,571

Deferred
Federal	24,481	(55,857)	22,151
Foreign	3,596	(1,726)	(678)
State	845	656	5,422
	28,922	(56,927)	26,895

Provision (benefit) for income taxes from continuing operations	$32,517	$(18,398)	$49,466

Provision for discontinued operations	3,921	10,194	11,673
Provision (benefit) for income taxes	$36,438	$ (8,204)	$ 61,139

     A reconciliation of U.S. federal income taxes to the tax provision for continuing operations, follows:

	Years Ended December 31,
	2006	2005	2004

Statutory U.S. federal	$32,378	$ 15,322	$ 946
State income tax, net of federal tax benefit	1,243	1,968	4,501
Lower taxes on foreign earnings, net	(3,852)	(9,243)	(7,467)
Tax credits	--	--	(1,108)
Non-deductible costs, principally impairment of intangibles related to acquired companies	--	--	1,962
Section 965 tax on repatriation	--	28,564	--
Adjustment to Section 965 tax on repatriation	(1,327)	--	--
Change in valuation allowances	--	(52,121)	59,534
Establishment of foreign valuation allowance	8,766	--	--
Other, net	(4,691)	(2,888)	(8,902)
Tax provision, continuing operations	$32,517	$ (18,398)	$ 49,466

Deferred tax assets (liabilities) are comprised of the following:
	December 31,
	2006	2005

Accelerated depreciation and amortization for income tax purposes	$(27,780)	$(24,838)
Deferred loan acquisition costs	--	6,370
Difference between inventory valuation methods used for book and tax purposes	709	290
Other	(31)	(4,112)
Gross deferred tax liabilities	(27,102)	(22,290)

Accrued liabilities and other reserves	15,198	30,686
Pension liabilities	5,700	6,334
Loss carryforwards and tax credits	83,264	94,717
Deferred compensation, including stock option expense	2,002	--
Other	2,018	1,345
Gross deferred tax assets	108,182	133,082

Deferred tax assets valuation allowance*	(44,557)	(49,040)

Net deferred tax assets	$36,523	$61,752

* Includes valuation allowance on NOLs and other items.

     Deferred tax assets are evaluated quarterly to assess the likelihood of realization which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards. At December 31, 2004, the Company had recorded significant U.S. federal deferred tax assets for which it had provided a full valuation allowance given that it was not considered to be "more likely than not" that these deferred tax assets would be realized. At December 31, 2005, the Company made the decision to reverse the remaining valuation allowance because it now believes that it is "more likely than not" that these assets will be realized. The Company's cash flow generated throughout 2005, including the net proceeds from the sale of the Generics Business, enabled the Company to pay off all of its domestic debt by January 23, 2006 which in turn, served to eliminate related interest expense, thereby increasing future profitability. In addition, it is expected that the continuing domestic business segments, which have been profitable for the past three years, will continue to be profitable.

     The Company has state loss carryforwards in several states which are available to offset future taxable income. The Company has recognized a deferred tax asset related to these loss carryforwards. Based on analysis of current information, which indicates that it is not more likely than not that the state losses will be realized, a valuation allowance has been established of $21,835 for the tax benefits of these loss carryforwards.

Gross deferred tax liabilities of $3,334 and $3,822 are included within accrued and deferred income taxes, at December 31, 2006 and 2005, respectively. Non-current deferred income tax liabilities amount to $27,885 and $18,468 at December 31, 2006 and 2005, respectively. Current deferred tax assets are included within prepaid expenses and other current assets and, net of valuation allowances, amount to $18,925 and $32,031 at December 31, 2006 and 2005, respectively. Other assets and deferred charges include deferred tax assets, net of valuation allowances, of $48,817 and $52,011 as of December 31, 2006 and 2005, respectively.

     The following table summarizes the U.S. federal, state and foreign tax loss and tax credit carryforwards, and the corresponding valuation allowances, as of December 31, 2006:
Description	Gross NOL	Asset	Valuation Allowance	Expiration
Federal net operating losses	$113,173	$39,610	$ --	2021 to 2026
State net operating losses	420,073	21,835	21,835	2009 to 2026
Foreign net operating losses	58,848	15,773	15,137	Unlimited
AMT benefit carryforward	N/A	543	--	Unlimited
Research credit	N/A	5,503	5,503	2021 to 2026
Total		$83,264	$42,475

     Federal income tax returns for all years after 2002 are still subject to audit by the Internal Revenue Service. The provisions for unpaid foreign, U.S., federal and state and local income taxes reflected in the consolidated balance sheet are adequate to cover assessments which might result from examinations to be made by the respective tax jurisdictions.

     The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act provided for a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by allowing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. At December 31, 2004, the Company had not determined whether or to what extent it would repatriate any foreign earnings under the Act and therefore did not accrue any taxes in 2004. In 2005, the Company repatriated foreign earnings under the Act. The provision for income taxes in 2005 includes approximately $28,600 related to this repatriation.

At December 31, 2006 the Company had unremitted earnings of approximately $30,000 in foreign subsidiaries for which no provisions for U.S. taxes have been made, because it is expected that these earnings will be reinvested indefinitely.

13.  Pension Plans and Postretirement Benefits

U.S. (Domestic):

     The Company maintains two qualified noncontributory, defined benefit pension plans covering the majority of its U.S. (domestic) employees: the Alpharma Inc. Pension Plan which was frozen effective December 31, 2006 and the previously frozen Faulding Inc. Pension Plan. The benefits payable from these plans are based on years of service and the employee's highest consecutive five years compensation during the last ten years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the Plan assets will approximate the accumulated benefit obligation ("ABO"). The plan assets are held by two custodians and managed by two investment managers. Plan assets are invested in equities, government securities and bonds. In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to certain employees.

     The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired eligible employees are required to make premium contributions for coverage as if they were active employees.

The discount rate used in determining the 2006, 2005, and 2004 post retirement expense was 6.00%, 5.75% and 6.00%, respectively. The health care cost trend rate used to determine December 31, 2006 obligation was 8.0% for 2007, declining 0.5% per year until reaching 5.0% for 2013, and remaining level thereafter. Assumed health care cost trend rates do not have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on the reported amounts.

The Company uses a measurement date of December 31 for its pension plans and other postretirement plans.

Benefit Obligations
	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2006	2005	2006	2005

Projected benefit obligation at beginning of year	$51,909	$ 48,045	$4,192	$ 2,967
Service cost	1,807	3,799	139	90
Interest cost	3,031	3,062	441	240
Plan participants' contributions	--	--	99	70
Actuarial (gain) loss	(2,760)	1,687	2,498	1,192
Benefits paid	(2,042)	(765)	(404)	(303)
Plan amendments	88	--	--	(64)
Curtailment	(4,385)	(4,485)	--	--
Special termination benefits	311	566	--	--
Projected benefit obligation at end of year	$47,959	$ 51,909	$6,965	$ 4,192

     The accumulated benefit obligation for the pension plans at the end of 2006 and 2005 was $47,959 and $47,593, respectively.

The accumulated health care cost trend rate used to measure the accumulated postretirement benefit obligation at December 31, 2006 was 8.0% grading down ratably to 5.0% at 2012. A one-percentage-point change in the assumed health care cost trend rate would have had the following effect:
	One-percentage-point
	Increase	Decrease
APBO	$986	$(818)

Plan Assets
	Pension Benefits		Postretirement Benefits
Change in plan assets	2006	2005	2006	2005
Fair value of plan assets at beginning of year	$37,997	$ 34,091	$ --	$ --
Actual return on plan assets	4,260	659	--	--
Employer contribution	3,016	4,012	305	233
Plan participant contributions	--	--	99	70
Benefits paid	(2,042)	(765)	(404)	(303)
Fair value of plan assets at end of year	$43,231	$ 37,997	$ --	$ --

     Employer contributions and benefits paid in the above table for the pension plans primarily reflect amounts contributed directly to, or paid directly from plan assets, respectively.

     The asset allocation for the Faulding Inc. Pension Plan was 58% equities and 42% debt securities at the end of 2006 (Fair Value of Faulding Inc. Pension Plan assets was $8,126). The asset allocation for the Alpharma Inc. Pension Plan at the end of 2006 and 2005, and the target allocation for 2007, by asset category, follows.
	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2007*	2006	2005

Equity Securities	75%	82%	73%
Debt Securities	20%	17%	20%
Cash	5%	1%	7%
Other	--	--	--
Total	100%	100%	100%

     The investment strategy for pension plan assets is to invest in a diversified, professionally managed portfolio of equity and fixed income investments. Equities are typically selected from the S&P 500 in proportion to the S&P 500's sector weightings. Fixed income investments consist of government bonds, high quality corporate bonds and mortgage backed securities.

* As a result of freezing the pension plan on December 31, 2006, the Company is in the process of reevaluating its target asset allocation for the Alpharma Inc. Pension Plan.

Funded Status

     The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net liability recognized for the years ended December 31, 2006 and 2005. In accordance with SFAS 158, the funded status of the plans was recognized on the balance sheet at December 31, 2006.

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Funded status	$(4,728)	$ (13,912)	$(6,965)	$ (4,192)
Unrecognized net actuarial loss		8,676		2,206
Unrecognized net transition obligation		--		23
Unrecognized prior service cost (benefit)		(120)		(482)
Net asset/(liability) recognized	$(4,728)	$ (5,356)	$(6,965)	$ (2,445)
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
End of Year
Prepaid benefit cost (noncurrent asset)	$ 37	$ 609	$ --	$ --
Accrued cost	--	(5,965)	--	(2,445)
Current liabilities	(150)	--	(314)	--
Noncurrent liabilities	(4,615)	--	(6,651)	--
Additional minimum liability	--	(4,239)	--	--
Accumulated other comprehensive income	--	4,239	--	--
Net asset/(liability) recognized	$(4,728)	$ (5,356)	$(6,965)	(2,445)

Amounts recognized in accumulated other comprehensive income at December 31, 2006 and 2005 consist of the following:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Additional minimum liability	N/A	$(4,239)	N/A	--
Net actuarial loss	$(73)	--	$4,263	--
Net transition obligation	--	--	--	--
Prior service cost (benefit)	80	--	(323)	--
Accumulated other comprehensive income	$7	$(4,239)	$3,940	--

At the end of 2006 and 2005 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:
End of Year	2006	2005

Projected benefit obligation	$(39,870)	$(51,909)
Accumulated benefit obligation	(39,870)	(47,593)
Fair value of plan assets	35,105	37,997
Unfunded accumulated benefit obligation	$(4,765)	$(9,596)

     Expected Cash Flows

Information about expected cash flows for the plans follows:

Employer Contributions
	Pension Benefits	Postretirement Benefits
2007 Expected	$--	$314

Contributions include benefits expected to be paid from the Company's assets.

Expected Benefit Payments

2007	$1,091	$314
2008	1,053	318
2009	1,145	350
2010	1,296	380
2011	1,517	384
2012 - 2016	11,297	2,305

	Pension Benefits		Postretirement Benefits
Weighted-average assumptions used to determine obligations as of December 31:	2006	2005	2006	2005

Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	4.50%	N/A	N/A

	Pension Benefits			Postretirement Benefits
Components of net periodic benefit cost:	2006	2005	2004	2006	2005	2004

Service cost	$1,807	$3,799	$4,645	$139	$ 90	$78
Interest cost	3,031	3,062	2,977	441	240	192
Expected return on plan assets	(3,112)	(2,702)	(2,574)	--	--	--
Net amortization of transition obligation	--	--	6	--	3	3
Amortization of prior service (credit)/cost	(23)	(67)	(67)	(135)	(125)	(125)
Recognized net actuarial (gain) loss	308	583	550	441	154	68
Curtailment (gain)/loss	(89)	(150)	--	--	--	--
Settlement (gain)/loss	148	--	--	--	--	--
Net periodic benefit cost	$2,070	$ 4,525	$5,537	$886	$362	$216

Weighted-average assumptions used to determine net cost:	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Discount rate	5.75%	6.00%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 are as follows:
	Pension	Postretirement
Net actuarial loss	$10	$317
Net transition obligation	--	--
Prior service cost (benefit)	8	(135)
Total	$18	$182

The assumed health care cost trend rate used to measure net periodic postretirement benefit cost in 2006 was 9.0%, grading down ratably to 5.0% in 2010. A one-percentage-point change in the assumed health care cost trend rate would have had the following effect on net periodic cost:
	One-percentage-point
	Increase	Decrease
Service cost & Interest cost	$93	$(76)

The expected rate of return on plan assets was determined by applying the Company's target asset allocations to long-term historical rates of return, which are compared to the current investment management plan.

     The Company and its domestic subsidiaries also have two defined contribution plans, one qualified and one non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 25%) and provide for a Company match based on service (maximum 6%). The Company's contributions to these plans were approximately $1,300 in 2006, $2,600 in 2005 and $2,300 in 2004.

The Company has an unfunded benefit for selected executives (Supplemental Pension Plan) that provides for the payment of benefits upon retirement or death. Accrued costs included in the Consolidated Balance Sheets as of December 31, 2006 and 2005 are $655 and $4,894 respectively. Expense (credit) charged to operations during the years ended December 31, 2006, 2005, and 2004 was approximately $620, $595, and $(24), respectively

International:

     The Company's Norwegian subsidiary has a defined benefit plan which is available to a majority of employees in Norway. At December 31, 2006, the Company froze the plan for most of its employees and established a defined contribution plan. The assets and related obligations for those employees were removed from the books resulting in a net settlement gain of $7,764. In addition, the Company has a small unfunded pension for certain key employees. Pension plan contributions from the Company and the participants are paid to independent trustees and invested in fixed income and equity securities in accordance with local practices. The pension plan information is as follows:

Benefit Obligations

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$37,608	$ 52,220
Service cost	1,863	3,203
Interest cost	1,837	2,268
Curtailment	--	(11,384)
Settlement	(32,777)	--
Actuarial (gain)/loss	(689)	(2,154)
Benefits paid	(1,643)	(1,472)
Translation adjustment	2,988	(5,073)
Benefit obligation at end of year	$9,187	$37,608

Plan Assets

	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$23,930	$ 27,672
Actual return on plan assets	1,480	1,587
Employer contributions	2,045	3,442
Benefits paid	(969)	(950)
Curtailment	--	(4,702)
Settlement	(24,737)	--
Actuarial (gain)/loss	(878)	(234)
Translation adjustment	1,918	(2,885)
Fair value of plan assets at end of year	$2,789	$23,930

	2006	2005

Funded status	$(6,398)	$ (13,678)
Unrecognized net actuarial loss		(212)
Unrecognized transitional obligation		109
Unrecognized prior service cost		1,206
Additional minimum liability		(635)
Accrued benefit cost (noncurrent liabilities)	$(6,398)	$ (13,210)

     At the end of 2006 and 2005 the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were as follows:
	2006	2005
End of Year
Projected benefit obligation	$(9,187)	$ (37,608)
Accumulated benefit obligation	(7,355)	(30,510)
Fair value of plan assets	2,789	23,930
Unfunded accumulated benefit obligation	$(4,566)	$ (6,580)

	2006	2005
Weighted-average assumptions at year-end:
Discount rate	4.4%	4.7%
Expected return on plan assets	5.4%	5.7%
Rate of compensation increase	4.0%	3.5%

Net Periodic Cost

	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$1,863	$ 3,203	$ 3,450
Interest cost	1,837	2,268	2,463
Expected return on plan assets	(1,480)	(1,587)	(1,515)
Amortization of transition obligation	38	87	103
Amortization of prior service cost	111	244	266
Recognized net actuarial loss	--	68	303
Net periodic benefit cost	$2,369	$4,283	$5,070

14.      Transactions with A.L. Industrier ASA

On December 28, 2006, the Company purchased 100% of the outstanding shares of the Company's Class B common stock from A.L. Industrier thereby making them no longer a related party as defined under the regulations.

In 2003, the Company had an administrative service agreement whereby the Company provided management services to Industrier. The agreement provided for payment equal to the direct and indirect cost of providing the services subject to a minimum amount. Effective January 1, 2004, the Company and Industrier entered into a new administrative service agreement whereby the Company provided management services and rented space to Industrier. The agreement provided for payment of a fixed yearly fee of approximately $146. Effective January 1, 2005, the Company and Industrier entered into a new administrative service agreement whereby the Company provided limited administrative services to Industrier. The new agreement replaced and reduced amounts due under the previous agreement. The 2005 agreement provided for payment of a fixed yearly fee of approximately $60.

    In connection with the 1994 agreement to purchase Alpharma Oslo, Industrier retained the ownership of the Skøyen manufacturing facility and administrative offices (not including leasehold improvements and manufacturing equipment) and leases it to the Company. The Company is required to pay all expenses related to the operation and maintenance of the facility in addition to nominal rent. The lease has an initial 20-year term and is renewable at the then fair rental value at the option of the Company for four consecutive five year terms.

    In 2002, the Company signed a net lease agreement with Industrier that provides for the leasing of a parking lot at the Skøyen Facility through an initial term of October 2014 with the possibility of four consecutive five-year renewal terms. The annual rental is 2.4 million Norwegian Kroner (approximately $355 at 2006 average exchange rates).

  As required, the above related party transactions were approved by the Company's Audit and Corporate Governance Committee.

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

     In addition to the potential for personal injury damages to the approximately 175 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs are appealing the verdict. The court has ruled that future trials are on hold pending the outcome of the appeal. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,300 in 2004, $23,100 in 2005 and $22,200 in 2006.

Brazilian Tax Claims

     The Company is the subject of tax claims by the Brazilian authorities relating to sales and import taxes which aggregate approximately $10,000. The claims relate to the operations of the Company's AH business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

During 2005, the environmental authorities having jurisdiction over the Copenhagen and Oslo API manufacturing facilities gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not yet confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

Additionally, in 2006 a criminal fine was levied against the Company's Oslo API facility based on allegations that certain of the discharge activities at the facility were in breach of applicable regulations. The Company is in discussions with the local authorities regarding this fine. The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

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

     Any further responsibility for substantially all of the material contingent liabilities related to the Generics Business have has been transferred to Actavis or entities owned by Actavis, subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities which it believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generics Business transferred to Actavis in the event Actavis fails or is unable to satisfy such liabilities.

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

16.  Leases

    Rental expense under operating leases for the years ended December 31, 2006, 2005 and 2004 was $3,077, $5,074, and $4,581, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are, as follows:

Years Ending December 31,
2007	$3,997
2008	2,665
2009	2,419
2010	2,120
2011	2,076
Thereafter	9,816
$23,093

Beginning in March 2007, the Company will commence a 10 year operating lease on a new Corporate headquarters facility. The Company expects to incur redundant headquarters lease costs for a period in 2007, while the Company remains at its current headquarters in preparation for the move.

17.  Stockholders' Equity

    Until December 28, 2006, A.L. Industrier ASA beneficially owned all of the outstanding shares of the Company's Class B common stock, or approximately 22% of the Company's total common stock. Through its ownership of the Class B common stock, Industrier had voting power that provided it with effective control of the Company. On December 28, 2006, the Company purchased 100% of the outstanding shares of the Company's Class B common stock from Industrier. Including related fees, the cost of the repurchase was approximately $307,397. Following the Class B share repurchase, control of the Company now rests in the holders of the Class A shares acting by the majority applicable under Delaware law and Company's charter documents.

     The number of authorized shares of Preferred Stock is 500,000; the number of authorized shares of Class A Common Stock is 75,000,000; and the number of authorized shares of Class B Common Stock is 15,000,000.

A summary of activity in common and treasury stock is as follows:

	2006	2005	2004
Class A Common Stock Issued

Balance, January 1,	42,533,593	41,277,761	40,483,818
Exercise of stock options and other	774,613	762,067	199,565
Restricted stock issued, net of forfeitures	32,965	245,991	350,430
Employee stock purchase plan	86,425	247,774	243,948
Balance, December 31,	43,427,596	42,533,593	41,277,761

Class B Common Stock Issued

Balance, January 1 and December 31,	11,872,897	11,872,897	11,872,897

Treasury Stock

Balance, January 1,	328,658	328,658	320,734
Purchases	11,872,897	--	7,924
Balance, December 31,	12,201,555	328,658	328,658

     During 2006, 2005 and 2004, the Company issued 158,545, 328,490, and 370,550 shares of restricted stock, respectively. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to Stockholders' Equity and amortized to expense over the requisite vesting periods. Compensation expense related to restricted stock was $2,461 in 2006, $4,320 in 2005, and $3,067 in 2004. A summary of restricted stock activity is as follows:
	2006	2005

Outstanding awards - beginning of year	751,175	505,184
New awards granted	158,545	328,490
Restricted shares forfeited	(125,580)	(82,499)

Outstanding awards - end of year	784,140	751,175

Weighted average market value of new awards on award date	$27.34	$12.85

18.  Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading:

Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.

     At December 31, 2006 and 2005, the Company had forward foreign exchange contracts outstanding with a notional amount of approximately $74,860 and $126,973, respectively. These contracts called for the exchange of Scandinavian and other European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2007 and the unrealized gains and losses are not material. The Company does not account for these transactions as hedges under SFAS 133.

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

19.  Stock-based Compensation

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

    On May 19, 2003, the Company's stockholders approved the Alpharma Inc. 2003 Omnibus Incentive Compensation Plan (the "Incentive Compensation Plan"). The Incentive Compensation Plan permits stock option grants, stock appreciation rights grants ("SARs"), annual incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance units grants, and cash awards. Upon adoption of the Incentive Compensation Plan, no additional options were granted under the previously existing plans and all shares reserved under these existing plans were returned to the Company's supply of authorized but unissued shares, not reserved for any purpose, although outstanding options granted pursuant to the previously existing plans will remain outstanding. Upon adoption, the maximum number of Class A shares available for grant under the Incentive Compensation Plan was 4,750,000 and the number of shares that were permitted to be issued for Awards other than stock options or SARS (both with a grant price equal to at least fair market value at date of grant), were not to exceed a total of 2,000,000 shares. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in installments of 25% beginning one year from date of grant. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2006, there were 2,839,253 shares available for future grant under all plans.

The table below summarizes the activity of the Plan:
	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Balance at December 31, 2003	3,941,338	$20.85
Granted in 2004	383,710	$19.72
Forfeited in 2004	(671,301)	$22.44
Exercised in 2004	(196,887)	$12.31
Balance at December 31, 2004	3,456,860	$20.85	$6,506	5.62
Granted in 2005	203,400	$13.36
Forfeited in 2005	(439,028)	$20,87
Exercised in 2005	(794,239)	$15.69
Balance at December 31, 2005	2,426,993	$21.90	$20,567	4.37
Granted in 2006	327,495	$28.72
Forfeited in 2006	(687,480)	$26.20
Exercised in 2006	(722,726)	$15.48
Balance at December 31, 2006	1,344,282	$24.77	$4,759	5.45

	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
December 31, 2004	2,091,857	$23.78	$3,248	4.40
December 31, 2005	1,826,167	$24.00	$12.693	3.50
December 31, 2006	887,676	$25.09	$3,465	3.76

As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to $4,576. The total of unrecognized compensation cost related to non-vested restricted stock is $5,635. The weighted average remaining requisite service period of the non-vested stock options was approximately 27 months.

     Compensation for restricted stock is recorded based on the market value of the stock on the grant date. Prior to January 1, 2006, the Company capitalized the full amount of the restricted stock as unearned compensation, with an offset to additional paid-in capital. Effective January 1, 2006, in accordance with SFAS 123R, the Company reversed the unamortized balance of $5,395 against additional paid-in capital. The fair value of restricted stock is amortized to expense over the requisite service period. Amortization expense related to restricted stock amounted to $2,461, $4,320 and $3,067 for the years ended December 31, 2006, 2005 and 2004, respectively.

     The Company's 2003 Omnibus Incentive Compensation Plan provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company terminated the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. At December 31, 2006, the total value of performance units outstanding was $5,946. This amount, net of forfeitures, will be paid out at the end of the plan's original three year vesting periods: December 31, 2006 and 2007. The amount vested as of December 31, 2006, $3,278, was paid in the first quarter of 2007; the amount scheduled to vest as of December 31, 2007, $2,668, will be paid in the first quarter of 2008. This cost is being amortized to expense over the remaining service period. The Company recognized expense related to performance units for its continuing operations for years ended December 31, 2006 and 2005 in the amount of $4,501 and $163, respectively.

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at fair market value. The Company matches these contributions with an additional contribution equal to 50% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $700, $1,400, $1,500 in 2006, 2005 and 2004, respectively, and are included within operating income.

20.  Supplemental Data

Other assets and deferred charges at December 31 include:
	2006	2005

Deferred tax assets	$48,817	$52,011
Capitalized software cost, net of amortization	9,253	11,223
Deferred borrowing costs, net of amortization	838	1,641
Supplemental savings plan	2,385	6,977
Unfunded ABO	--	635
Other	381	122
	$61,674	$72,609

	Years Ended December 31,
	2006	2005	2004

Depreciation expense	$23,890	$47,413	$ 51,745
Amortization expense	$21,860	$43,781	$44,658
Interest cost incurred:
Interest income	$(19,328)	$(1,385)	$(780)
Interest expense	2,625	46,967	56,025
Amortization of loan costs	250	2,168	2,737
Subtotal	(16,453)	47,750	57,982
Capitalized interest	--	610	405
Interest cost (earned) incurred	$(16,453)	$48,360	$ 58,387

Asset impairment and other:
Net pension curtailment gain	$(7,542)	$--	$--
(Gain)/loss on sale of Aquatic business	(1,922)	--	9,987
Legal settlement	1,100	--	--
Gain on sale of facility	(469)	--	--
Severance as a result of reorganization	58	1,184	1,123
Asset write-offs	502	--	--
Other	14	--	--
	$(8,259)	$1,184	$11,110

Other income (expense), net:
Foreign exchange gains (losses), net	$296	$2,763	$1,574
Loss on sale of Wynco	--	--	(1,523)
Other, net	(425)	1,943	407
	$(129)	$4,706	$458

Supplemental cash flow information:
	2006	2005	2004
Cash paid for interest (net of amount capitalized)	$5,952	$42,216	$48,089
Cash paid for income taxes (net of refunds)	$64,439	$20,293	$11,564

Other non-cash operating activities (includes discontinued operations):

Goodwill impairment	$--	$815	$260,000
Fixed asset impairments	317	624	19,181
Gain on sale of facility	(469)	--	--
Inventory impairments	--	1,319	6,995
Intangible asset impairments	395	601	4,450
Other non-cash asset write-downs	96	88	1,528
Loss on sale of Aquatics business	--	--	9,987
	$339	$3,447	$302,141

21.  Information Concerning Business Segments and Geographic Operations

    The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated includes corporate expenses for administration, finance, legal, and certain unallocated expenses primarily related to the implementation of a company-wide Enterprise Resource Planning System, and the amortization of restricted stock and stock options; and, in 2006 and 2005, certain other expenses related to management retention and transition. Eliminations include inter-segment sales. Geographic revenues represent sales to third parties by country in which the selling legal entity is domiciled. Operating assets directly attributable to business segments are included in identifiable assets (i.e. sum of accounts receivable, inventories, net property, plant and equipment and net intangible assets). Operating assets for Pharmaceuticals do not include manufacturing property, plant and equipment. Cash, prepaid expenses, and other corporate and non-allocated assets are included in unallocated. Discontinued operations include the Generics Business and the ParMed Business. For geographic reporting, long-lived assets include net property, plant and equipment, goodwill, and net intangibles. Segment data includes immaterial inter-segment revenues. AH revenues for the year ended December 31, 2006 include one product that individually accounts for more than 10% of consolidated revenues; Chlortetracyline ($115,500). Pharmaceuticals revenues for the year ended December 31, 2006 are entirely comprised of KADIAN sales, and account for more than 10% of consolidated revenues. One Pharmaceuticals' wholesale customer accounts for more than 10% of consolidated revenues.

	Total Revenue	Operating Income	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2006
Pharmaceuticals	$138,176	$28,304	$213,687	$8,703	$5,019
API	168,688	51,821	169,606	14,132	18,003
AH	346,931	71,528	332,078	19,258	8,811
Unallocated & Eliminations	33	(56,053)	211,868	3,540	4,215
Discontinued Operations	--	--	--	117	123
	$653,828	$95,600	$927,239	$45,750	$36,171
2005
Pharmaceuticals	$ 101,579	$ 23,582	$ 208,371	$ 7,963	$ 907
API	138,355	52,419	139,073	11,100	7,697
AH	325,065	66,279	329,216	18,890	5,090
Unallocated & Eliminations	(11,382)	(47,469)	929,365	5,874	8,505
Discontinued Operations	--	--	17,358	47,367	16,740
	$ 553,617	$ 94,811	$ 1,623,383	$ 91,194	$ 38,939
2004
Pharmaceuticals	$ 62,399	$ 6,452	$ 198,220	$ 7,770	$ 696
API	143,199	72,772	155,109	9,508	25,723
AH	314,642	24,810	329,870	20,206	5,057
Unallocated & Eliminations	(6,911)	(41,012)	248,936	7,616	1,723
Discontinued Operations	--	--	1,107,477	51,303	16,107
	$ 513,329	$ 63,022	$ 2,039,612	$96,403	$49,306

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2006	2005	2004	2006	2005	2004

United States	$484,700	$ 421,600	$ 368,400	$331,888	$343,600	$362,034
Norway	18,800	10,200	18,600	19,300	19,000	23,897
Denmark	47,300	33,500	24,300	79,700	84,700	80,234
Other	103,028	88,317	102,029	81,136	60,704	84,089
	$653,828	$553,617	$513,329	$512,024	$508,004	$550,254

22.  Selected Quarterly Financial Data (unaudited)

2006	First Quarter (a)	Second Quarter	Third Quarter	Fourth Quarter(b)	Full Year

Total Revenue	$158,980	$159,196	$165,345	$170,307	$653,828

Gross Profit	$96,183	$96,002	$94,506	$95,149	$381,840

Net Income	$33,434	$16,294	$17,012	$15,804	$82,544

Income per share from continuing operations - basic	$0.13	$0.33	$0.32	$0.34	$1.12

Net income per share - basic	$0.62	$0.30	$0.32	$0.29	$1.54

Income per share from continuing operations - diluted	$0.13	$0.32	$0.31	$0.34	$1.11

Net income per share - diluted	$0.62	$0.30	$0.31	$0.29	$1.52

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (c)	Full Year

Total Revenue	$ 124,093	$ 137,639	$ 135,525	$ 156,360	$ 553,617

Gross Profit	$ 73,678	$ 83,926	$ 83,285	$ 95,365	$ 336,254

Net Income	$ 8,814	$ 20,026	$ 17,849	$ 87,080	$ 133,769

Income per share from continuing operations - basic	$(0.22)	$0.12	$0.10	$1.18	$1.18

Net income per share - basic	$0.17	$0.38	$0.34	$1.65	$2.55

Income per share from continuing operations - diluted	$(0.22)	$0.12	$0.10	$1.16	$1.17

Net income per share - diluted	$0.17	$0.38	$0.34	$1.62	$2.52

a) In the first quarter of 2006, the Company recorded a net gain in Discontinued Operations on the sale of ParMed of $25,263. Also included in the first quarter 2006 results is a call premium of $18,894 and the write-off of deferred loan costs of $521, associated with the repayment of the Company's remaining debt in January 2006.

b) In the fourth quarter of 2006, the Company recorded a net pre-tax pension curtailment gain of $7.5 million.

c) In the fourth quarter of 2005, the Company reversed its U.S. deferred tax valuation allowance given its current and expected profitability, resulting in a tax benefit of $52,121 and provided taxes of $28,600 on the repatriation of cash earnings from controlled foreign corporations. In addition, the Company recognized a net gain in Discontinued Operations on the sale of the Generics business of $35,259.