Form 10-Q
period 2007-03-31
ALPHARMA INC
filed 2007-05-01
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended March 31, 2007	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
440 Route 22 East, Bridgewater NJ 08807 (Address of principal executive offices) Zip Code
(908) 566-3800 (Registrant's Telephone Number Including Area Code)

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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of April 24, 2007:
Class A Common Stock, $.20 par value - 43,355,204 shares

ALPHARMA INC.

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6-16
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	17-21
Item 3	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4	Controls and Procedures	21
PART II. Item 1	OTHER INFORMATION Legal Proceedings	22
Item 6	Exhibits	22
	Signatures	23

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$399,941	$113,163
Accounts receivable, net	106,930	107,847
Inventories	118,445	106,958
Prepaid expenses and other current assets	29,134	25,573
Total current assets	654,450	353,541

Property, plant and equipment, net	237,245	233,447
Goodwill	117,704	117,655
Intangible assets, net	158,187	160,922
Other assets and deferred charges	65,036	61,674

Total assets	$1,232,622	$927,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,942	$50,180
Accrued expenses	90,042	96,303
Accrued and deferred income taxes	10,521	9,090
Total current liabilities	145,505	155,573

Long-term debt	300,000	--
Deferred income taxes	23,035	27,885
Other non-current liabilities	26,251	19,782
Total non-current liabilities	349,286	47,667

Commitments and contingencies (see Note 15)

Stockholders' equity:
Class A Common Stock	8,735	8,685
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,121,381	1,117,717
Accumulated deficit	(140,714)	(147,977)
Accumulated other comprehensive income	61,095	58,240
Treasury stock, at cost	(315,041)	(315,041)
Total stockholders' equity	737,831	723,999
Total liabilities and stockholders' equity	$1,232,622	$927,239

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Total revenue	$168,081	$158,980
Cost of sales	71,609	62,797
Gross profit	96,472	96,183
Selling, general and administrative expenses	63,192	61,204
Research and development	18,391	7,993
Asset impairments and other (income) expense	(2,070)	--
Operating income	16,959	26,986
Interest income (expense), net	1,387	2,827
(Loss) on extinguishment of debt	--	(19,415)
Other income (expense), net	76	656
Income from continuing operations, before income taxes	18,422	11,054
Provision for income taxes	6,447	3,869
Income from continuing operations	11,975	7,185

Discontinued operations, net of taxes
Income from discontinued operations	--	1,531
Gain from disposals	--	24,718
Income from discontinued operations	--	26,249

Net income	$11,975	$33,434

Earnings per common share:
Basic
Income from continuing operations	$0.28	$0.13
Income from discontinued operations	--	$0.49
	$0.28	$0.62
Diluted
Income from continuing operations	$0.28	$0.13
Income from discontinued operations	--	$0.49
	$0.28	$0.62

Dividends per common share	$--	$0.045

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$11,975	$33,434
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,636	10,984
Amortization of loan costs	81	105
Interest accretion on convertible debt	--	754
Amortization of restricted stock and stock options	1,025	1,497
Loss on extinguishment of debt	--	19,415
Gain on disposal of discontinued operations	--	(24,718)
Other non-cash items	27	273
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,462	(8,251)
(Increase) decrease in inventories	(10,598)	(4,172)
(Increase) in prepaid expenses	(3,487)	(3,482)
(Decrease) in accounts payable and accrued expenses	(13,215)	(37,525)
Increase (decrease) in taxes payable	1,445	(28,088)
Other, net	(3,320)	1,773
Net cash (used in) operating activities	(2,969)	(38,001)

Investing Activities:
Capital expenditures	(7,868)	(7,267)
Purchase of intangible assets	(718)	(778)
Proceeds from sale of business	--	40,100
Net cash (used in) provided by investing activities	(8,586)	32,055

Financing Activities:
Dividends paid	--	(2,461)
Proceeds from the issuance convertible senior notes	292,772	--
Reduction of senior long-term debt	--	(381,702)
Net repayments under lines of credit	--	(35,715)
Payment of call premium	--	(18,894)
Proceeds from issuance of common stock	2,092	13,406
Increase (decrease) in book overdraft	3,551	(922)
Net cash provided by (used in) financing activities	298,415	(426,288)

Net cash flows from exchange rate changes	(82)	(1,559)

Increase (decrease) in cash	286,778	(433,793)
Cash and cash equivalents at beginning of year	113,163	800,198*
Cash and cash equivalents at end of period	$399,941	$366,405

* Includes cash of $188 included within Assets of Discontinued Operations at December 31, 2005.

See notes to the consolidated financial statements.

1.    General

      The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, considered necessary for a fair presentation of the results of operations and financial position for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2006 Annual Report on Form 10-K. The reported results for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Basis of Presentation:

     The Consolidated Balance Sheets and Consolidated Statements of Income have been presented for all periods to classify as Discontinued Operations, ParMed Pharmaceuticals, Inc. ("ParMed", which the Company sold on March 31, 2006). See Note 2. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows", the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.

2.    Discontinued Operations

Sale of the Generics Business - On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business to Actavis Group hf ("Actavis") on a debt-free and cash-free basis, for $810,000.

Sale of the ParMed Business - On March 31, 2006, the Company sold its generic pharmaceutical telemarketing distribution business, ParMed Pharmaceuticals Inc. for $40,100 in cash. The net after-tax gain on the sale, $25,814, is reported in the first quarter of 2006 results from discontinued operations in the Consolidated Statement of Income, along with adjustments related to the disposal of the Generics Business which was sold in December 2005.

The following table details selected financial information for ParMed, which is classified as a discontinued operation:

Statement of Operations	Three Months Ended March 31, 2006

Total revenues	$17,142
Cost of sales	12,030
Gross profit	5,112

Operating expenses	2,756

Operating income	2,356

Other income (expense), net	--
Income from discontinued operations, before income taxes	2,356
Provision for income taxes	825

Net income from discontinued operations	$1,531

3.     Liquidity and Capital Resources

At March 31, 2007, the Company had $399,941 in cash and cash equivalents. Interest income earned on cash investments during the quarter ended March 31, 2007 was $1,879 and is classified as a component of Interest income (expense), net in the Consolidated Statement of Income. Subsequent to the repurchase of Class B shares in the fourth quarter of 2006, the Company ceased making dividend payments.

In March 2007, the Company issued $300,000 of Convertible Senior Notes ("Notes"), due March 15, 2027. The net proceeds from the issuance of $292,772, after deducting expenses, will be used to fund future business development transactions and for general corporate purposes. Deferred loan costs in the amount of $7,228 will be amortized over seven years.

On January 23, 2006, the Company paid the balance due on both the 8.625% Senior Notes and 3% Convertible Notes, including principal and accrued interest of $386,251 and call premium in the amount of $18,894. The call premium is included in "Loss on extinguishment of debt" within the Consolidated Statement of Income. In January 2006, the Company repaid all short-term debt outstanding at December 31, 2005, in the amount of $35,713.

4.      Stock-based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payments," effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists primarily of incentive stock options and restricted stock. Effective in March 2007, the Compensation Committee of the Board of Directors approved the award of equity-related incentives under the Company's 2003 Omnibus Incentive Compensation Plan, which included a new performance-based incentive; called the "Performance Based Restricted Class A Common Stock" ("Performance Based Restricted Stock") awards. The performance-based restricted stock units awarded in March 2007, vest on the date the Company files its Form 10-K for the year ending December 31, 2009. The final amount of the award will be determined based upon certain financial performance conditions. Executives holding performance based restricted stock units will receive between zero and 200% of the target award level based on achieving EBITDA target levels over a three-year performance period through December 31, 2009. The fair value of the performance-based restricted stock will be amortized to expense over the requisite service period based on achieving 100% of the targeted performance level. Anticipated changes in achieving targeted performance levels will result in changes in estimates of final award levels, and the adjusted fair value of the Performance-based restricted stock will be recognized over the remaining service period.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options granted to employees vest in 25% increments each year and are fully vested four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company recognized stock-based compensation expense for incentive stock options for the three months ended March 31, 2007 and 2006 in the amounts of $367 and $658, respectively.

The Company estimated the fair value, as of the date of grant, of stock options using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Expected life (years)	3.3	3.2
Expected future dividend yield (average)	N/A	0.60%
Expected volatility	50%	61%

     The risk-free interest rates for 2007 and 2006 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rate in 2007 amounted to 4.5%. The weighted average fair value of options granted during the quarter ended March 31, 2007 with exercise prices equal to fair market value on the date of grant was $10.59.

Options Outstanding
Balance at December 31, 2006	1,344,282
Granted in Q1 2007	378,660
Forfeited in Q1 2007	(182,405)
Exercised in Q1 2007	(87,887)
Balance at March 31, 2007	1,452,650

Stock options outstanding at March 31, 2007 had an aggregate intrinsic value of $4,225, a weighted average exercise price of $23.94 and a weighted average remaining contractual term of 7.14 years. The number of stock options exercisable at March 31, 2007, was approximately 710,835 shares with an aggregate intrinsic value of $3,163, a weighted average exercise price of $23.79 and a weighted average remaining contractual term of 4.87 years. The total intrinsic value of stock options exercised during the first quarter of 2007 and 2006 was $834 and $6,175, respectively.

     As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to approximately $7,329. The weighted average remaining requisite service period of the non-vested stock options was approximately 36 months.

Restricted Stock and Performance Based Restricted Stock

     Compensation for restricted stock is recorded based on the market value of the stock on the grant date. The fair value of restricted stock is recognized in expense over the requisite service period. The expense related to restricted stock amounted to $658 and $839 in the three month periods ended March 31, 2007 and 2006, respectively.

Effective March 28, 2007, the Company granted Performance Based Restricted Stock awards to certain key executives.

Performance Units

The Company's 2003 Omnibus Incentive Compensation Plan also provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company, terminated the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. The total value of performance units outstanding is $2,472. This amount, net of forfeitures, will be paid out at the end of the plan's original three year vesting period: December 31, 2007. This cost is being recognized in expense over the remaining service period. The Company recognized expense, net of forfeitures, related to performance units for the three months ended March 31, 2007 in the amount of $227, and at March 31, 2007 had $1,560 accrued.

5.      Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2007	2006

Finished product	$64,486	$53,283
Work-in-process	38,571	37,847
Raw materials	15,388	15,828
	$118,445	$106,958

6.      Long-Term Debt

 In March 2007, the Company issued $300,000 of Convertible Senior Notes, due March 15, 2027, with interest payable semi-annually, in arrears, on March 15 and September 15, at a rate of 2.125% per annum. The Notes are unsecured obligations and rank subordinate to all future secured debt and to the indebtedness and other liabilities of our subsidiaries. The Notes are convertible into shares of the Company's Class A Common Stock at an initial conversion rate of 30.6725 shares per $1,000 principal amount of the Notes, subject to adjustment. The conversion rate is based on an initial conversion price of $32.60 per share. The maximum number of shares a note-holder may receive as a result of such adjustments is 41.40. The Company may redeem the Notes at its option commencing on or after March 15, 2014. The holders have one day put rights on March 15, 2014, 2017 and 2022, to require the Company to repurchase the Notes at 100% of the principal amount, plus accrued and unpaid interest. Beginning with the period commencing on March 20, 2014 and during any six-month interest period thereafter, the Company will pay contingent interest if the average trading price of the Notes is above a specified level. The net proceeds from the issuance were $292,772 after deducting expenses, and will be used to fund future business development transactions and for general corporate purposes. Deferred loan costs in the amount of $7,228 will be amortized over seven years.

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. The Company used $119,122 of this facility to repay and retire the 2001 U.S. Bank Credit Facility in October 2005. The Senior Secured Credit Facility was subsequently fully paid down in December 2005 with the proceeds from the sale of the Generics business. In March 2006, the asset-based, revolving loan availability was reduced to $75,000 and the term loan was cancelled.

     The Senior Secured Credit Facility, which was amended and restated on March 10, 2006 to reflect the sale of the Generics Business, is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of March 31, 2007, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company were to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

7.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:
(Shares in thousands)	Three Months Ended
	March 31,
	2007	2006
Average shares outstanding basic	42,291	53,520
Stock options	554	583
Average shares outstanding diluted	42,845	54,103

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended March 31, 2007 and 2006, stock options to purchase 425,000 and 759,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares.

     The numerator for the calculation of basic and diluted EPS is net income (loss) for all periods.

On December 28, 2006, the Company repurchased all of the outstanding Class B shares (11,872,897 shares).

8.   Intangible Assets and Goodwill

     Intangible assets consist principally of product rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2007 through 2011 is currently estimated to be approximately $18,800, $18,600, $18,500, $18,500 and $18,300, respectively.

     Intangible assets and accumulated amortization are summarized as follows:

Net balance, December 31, 2006	$160,922

Additions	1,764
Amortization	(4,771)
Translation adjustment	272

Net balance, March 31, 2007	$158,187

Accumulated amortization, March 31, 2007	$157,377

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the quarter ended March 31, 2007 are, as follows:

	Pharmaceuticals	API	Total
Balance December 31, 2006	$113,973	$3,682	$117,655
Translation adjustment	--	49	49
Balance March 31, 2007	$113,973	$3,731	$117,704

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

	Severance	Other Closure and Exit Costs

Balance, December 31, 2006	$568	$3,974

Charges	--	--
Adjustments	--	(2,049)
Payments	(89)	(33)

Translation adjustments	9	5

Balance, March 31, 2007	$488	$1,897

     The liabilities for accrued severance as of March 31, 2007 are reflected in accrued expenses.

     The remaining balances for other closure and exit costs as of March 31, 2007 are included in accrued expenses and primarily relate to contractually required demolition costs, lease obligations and other contractually committed costs associated with facility closures. The Company expects to settle these liabilities in the near future.

10.    Pension Plans and Postretirement Benefits:

U.S.:

The U.S. pension plan was frozen effective December 31, 2006.

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2007	2006	2007	2006
Service cost	$--	$496	$32	$24
Interest cost	713	766	104	60
Expected return on plan assets	(856)	(776)	--	--
Amortization of prior service cost	2	(8)	(34)	(35)
Recognized net actuarial loss	3	95	79	38
Net periodic benefit cost (income)	$(138)	$573	$181	$87

     The Company does not expect to make any contributions to the U.S. pension plans in 2007.

Europe:

The Norwegian pension plan was substantially frozen effective December 31, 2006.

     The net periodic benefit costs for the Company's Norwegian pension plan are, as follows:

	For the Three Months Ended March 31,
	2007	2006
Service cost	$64	$441
Interest cost	102	436
Expected return on plan assets	(37)	(349)
Amortization of transition obligation	--	9
Amortization of prior service cost	18	26
Net periodic benefit cost	$147	$563

     The Company does not expect to make any contributions to the Norwegian pension plan in 2007.

11.      Supplemental Data
	Three Months Ended
	March 31,
	2007	2006

Interest income (expense), net:
Interest income	$1,879	$4,876
Interest expense	(411)	(1,944)
Amortization of debt issuance costs	(81)	(105)
	$1.387	$2,827
Loss on early extinguishment of debt:
Call premium	$--	$(18,894)
Write off deferred loan costs	--	(521)
	$--	$(19,415)

Other income (expense), net
Foreign exchange gains (losses), net	$165	$475
Other, net	(89)	181
	$76	$656

Supplemental cash flow information:

Cash paid for interest	$311	$5,097
Cash paid (refunded) for income taxes, net	$(934)	$36,658

12.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) as of March 31, 2007 are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans".

The components of comprehensive income and accumulated other comprehensive income include:

	Three Months Ended March 31,
Other Comprehensive Income:	2007	2006
Net Income	$11,975	$33,434
Change in Foreign Currency Translation	2,723	1,031
Change in unrealized gain (loss) on pension, net	132	--
	$14,830	$34,465

	March 31, 2007	December 31, 2006
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$63,528	$60,805
Prior service not yet recognized in cost	209	159
Actuarial loss not yet recognized in cost, net	(2,642)	(2,724)
	$61,095	$58,240

13.     Business Segment Information

      The Company's businesses are organized in three reportable segments as follows: Pharmaceuticals ("Pharmaceuticals"), Active Pharmaceutical Ingredients ("API"), and Animal Health ("AH"). Each business has a segment president who reports to the CEO.

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

	Three Months Ended March 31,
	2007	2006	2007	2006
	Revenues		Operating Income

Pharmaceuticals	$34,503	$32,580	$(2,117)	$7,735
API	49,760	45,236	12,751	16,541
AH	83,818	81,715	17,125	16,966
Unallocated and eliminations	--	(551)	(10,800)	(14,256)
	$168,081	$158,980	$16,959	$26,986

14.     Income Taxes

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax credits.

     Based on the Company's assessment of the above factors, the tax rate for the full year 2007 is expected to approximate 35%. The ETR for continuing operations for the three months ended March 31, 2007 was 35%.

     Effective January 1, 2007, the Company adopted, as required, FASB Interpretation No. 48, ("FIN 48"), "Accounting for Uncertainty in Income Taxes." As a result of implementing FIN 48, the Company recognized an increase in non-current liabilities of approximately $4,712 for uncertain tax positions which was accounted for as a reduction of beginning Retained Earnings. The Company does not expect a significant change in the liabilities recorded for uncertain tax positions in the next twelve months.

The Company recognizes both interest expense and penalties as part of the related income tax liability. During the quarter ended March 31, 2007, the amount of accrued interest and penalties was not material. At March 31, 2007, the Company had $465 of accrued interest and penalties included in non-current liabilities.

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

     In addition to the potential for personal injury damages to the approximately 175 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs are appealing the verdict. The court has ruled that future trials are on hold pending the outcome of the appeal. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,000 in 2005, $22,200 in 2006 and $5,160 in the first quarter of 2007.

Brazilian Tax Claims

     The Company is the subject of tax claims by the Brazilian authorities relating to sales and import taxes which aggregate approximately $10,000. The claims relate to the operations of the Company's AH business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

During 2005, the environmental authorities having jurisdiction over the Copenhagen API manufacturing facility gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not yet confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

Additionally, in 2006 a criminal fine was levied against the Company's Oslo API facility based on allegations that certain of the discharge activities at the facility were in breach of applicable regulations. The Company is in discussions with the local authorities regarding this fine. The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company. As of March 31, 2007, the Company had accrued the amount expected to be paid.

Information Request

On February 28, 2007, the Company received a subpoena from the U.S. Department of Justice requesting certain documents relating to the marketing of KADIAN. The subpoena did not disclose any allegations underlying this request. The Company is fully cooperating with the Department.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. Alpharma's businesses are organized in three business segments. The Company markets one branded human pharmaceutical prescription product that is contract manufactured by a third party, an extended release morphine sulfate pain medication sold under the trademark KADIAN, in the U.S. The Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in various formulations and dosage forms.

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

Results of Continuing Operations - Three months ended March 31, 2007

Alpharma's business segments are defined, as follows:

Pharmaceuticals	Pharmaceuticals
API	Active Pharmaceutical Ingredients
AH	Animal Health

     Total revenues increased 5.7% for the quarter ended March 31, 2007 compared to the first quarter of 2006. Operating income was $17.0 million in 2007 compared to $27.0 million in 2006. Diluted earnings (loss) per share was $0.28 in 2007 compared to $0.13 in 2006.

The following summarizes revenues and operating income by segment:

Three Months Ended March 31,	Revenues			Operating Income
	2007	2006	%	2007	2006	%
Pharmaceuticals	$34.5	$32.6	5.8%	$(2.1)	$7.7	(127.3)%
API	49.8	45.2	10.2%	12.8	16.5	(22.4)%
AH	83.8	81.7	2.6%	17.1	17.0	0.6%
Unallocated and Eliminations	--	(0.5)	N/M	(10.8)	(14.2)	(23.9)%
Total	$168.1	$159.0	5.7%	$17.0	$27.0	(37.0)%

N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues increased $1.9 million, or 5.8%, to $34.5 million in the first quarter of 2007, compared to $32.6 million in the first quarter of 2006. The revenue growth was principally attributable to higher year-over-year price realization.

     Revenues in API increased $4.6 million, or 10.2%, to $49.8 million compared to $45.2 million in the first quarter of 2006. A small portion of API revenues are denominated in currencies other than the U.S. dollar. Translation of these revenues into the U.S. dollar increased API revenues by approximately $1.1 million in comparison to the first quarter of 2006. The remainder of the revenue increase was attributable to increased volumes, principally related to vancomycin.

  AH revenues increased $2.1 million, or 2.6%, to $83.8 million compared to $81.7 in the first quarter of 2006. Translation of revenues into the U.S. dollar increased AH revenues by approximately $1.2 million in comparison to the first quarter of 2006. The increase in revenues was due primarily to higher sales in U.S. poultry and Latin American markets, partially offset by year-over-year sales declines in the Asia Pacific region.

Gross Profit:

      On a Company-wide basis gross profit increased $0.3 million in 2007 compared to the first quarter of 2006. As a percentage of sales, overall gross profit margin was 57.4% in 2007, versus 60.5% in 2006, with the decline principally attributable to the unfavorable effects of currency and product mix in API and higher production costs in API and AH.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses increased $2.0 million in 2007 as compared to the first quarter of 2006. As a percentage of revenues, SG&A expense declined from 38.5% in the first quarter of 2006 to 37.6% in 2007. Foreign exchange had an unfavorable impact of $1.3 million in the year-over-year change in SG&A expenses. The remainder of the increase principally relates to additional operational infrastructure to support growth initiatives in all three businesses, partially offset by lower corporate and unallocated expenses.

Research and development expenses increased $10.4 million in the first quarter of 2007 in comparison to 2006, due primarily to spending related to clinical trials related to abuse-deterrent opioid product development programs in Pharmaceuticals. Also included in first quarter 2007 research and development expenses is the initial $1.5 million payment under an exclusive licensing agreement with Tris Pharma, Inc., whereby the Company will gain access to a proprietary drug delivery platform. If all milestones under this agreement are achieved, the aggregate of such payments would be approximately $15 million including estimated costs to be incurred by the Company during the development and registration process.

Asset impairments and other (income) expense amounted to income of $2.1 million in the first quarter of 2007 and pertained to facility exit cost adjustments and asset sales related to previously closed AH facilities.

Operating Income:

      Operating income (OI) decreased by $10.0 million. The change in operating income is summarized as follows:
	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2006 as reported	$7.7	$16.5	$17.0	$(14.2)	$27.0
Research and development	(9.5)	(0.7)	(0.2)	--	(10.4)
Senior management retention and transition, and performance unit expense	--	--	--	1.6	1.6
Facility exit cost adjustments and asset sales	--	--	2.1	--	2.1
Net OI improvement (decrease) due to volume, price, new products, foreign exchange and expenses	(0.3)	(3.0)	(1.8)	1.8	(3.3)
2007 as reported	$(2.1)	$12.8	$17.1	$(10.8)	$17.0

Interest Income (Expense), net:

     The Company reported net interest income of $1.4 million for the first quarter of 2007 compared to net interest income of $2.8 million in last year's first quarter. The change reflects lower average cash levels during the first quarter of 2007 as a result of the repurchase of the Class B shares at the end of 2006, at a cost of $307.4 million. Interest expense in the first quarter of 2007 includes interest (2.125%) on the $300 million Convertible Senior Notes issued on March 15, 2007. An analysis of the components of interest income (expense), net is, as follows:
	Three Months Ended March 31,
	2007	2006

Interest income	$1.9	$4.8
Interest expense	(0.4)	(1.9)
Amortization of debt issuance costs	(0.1)	(0.1)
	$1.4	$2.8

Loss on Extinguishment of Debt:

     First quarter 2006 results include the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's outstanding long-term debt in January 2006.

Other Income (Expense), net:

      A detail of Other income (expense), net follows:
	Three Months Ended March 31,
	2007	2006

Foreign exchange gains (losses), net	$0.2	$0.5
Other, net	(0.1)	0.2
	$0.1	$0.7

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax credits.

     Based on the Company's assessment of the above factors, the tax rate for the year ending December 31, 2007, is expected to approximate 35%. The ETR for continuing operations for the three months ended March 31, 2007 and 2006 was 35%.

In July 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes which became effective for the Company, January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

Liquidity and Capital Resources

     At March 31, 2007, the Company had $399.9 million in cash and cash equivalents. Quarterly interest income earned on investments was $1.9 million for the three months ended March 31, 2007, and is classified as a component of Interest income (expense), net in the Consolidated Statements of Income.

In March 2007, the Company issued $300 million of Convertible Senior Notes, due March 15, 2027. The net proceeds from the issuance, after deducting expenses, were $292.8 million. The net proceeds will be used to fund future business development transactions and for general corporate purposes.

     Cash flow from operations in the first quarter of 2007 was a use of $3.0 million, compared to a use of $38.0 million in the first quarter of 2006. During the first quarter of 2007, the Company was refunded cash taxes of $0.9 million versus $36.7 million paid for cash taxes in the first quarter of 2006.

     Cash flow used in investing activities for the first quarter of 2007 included capital expenditures of $7.9 million and the acquisition of intangibles in API for $0.7 million. Cash flow provided by investing activities for the first quarter of 2006 included the proceeds from the sale of ParMed of $40.1 million.

     The cash flow provided by financing activities in the first quarter of 2007 was $298.4 million compared with a use of $426.3 million last year. Cash flow from financing activities in the first quarter of 2007 includes the net proceeds ($292.8 million) from the issuance of $300 million in Convertible Senior Notes. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million.

     Working capital at March 31, 2007, was $508.9 million compared to $198.0 million at December 31, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital is primarily related to the $292.8 million of cash received in conjunction with the issuance of Convertible Senior Notes in March of 2007. Increases in inventory levels are due to expected market demand and contributed to the increase in working capital by ($10.6 million). Decreases in accounts payable and accrued expenses ($12.2 million) also contributed to the increase in working capital.

    Stockholders' equity at March 31, 2007 was $737.8 million compared to $724.0 million at December 31, 2006. The increase in Stockholders' Equity in 2007 resulted primarily from the first quarter net earnings. The accumulated deficit was increased by $4.7 million as a result of implementing FIN 48 (see footnote 14). At March 31, 2007, due primarily to the cumulative weakening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $61.1 million compared to $58.2 million at December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and Qualitative Disclosure - This information is included in Item 7a of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure controls and procedures involve participation by various individuals in the Company having access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of March 31, 2007. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

----------

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 15 to the Company's Consolidated Condensed Financial Statement included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 6. Exhibits

(a)      Exhibits
10.1	Form of Performance Based Restricted Stock Unit Award Agreement, effective March 28, 2007, is filed as an Exhibit to this Report.

10.2	Form of revised Restricted Stock Award Agreement, effective March 28, 2007, is filed as an Exhibit to this Report.

10.3	Form of revised Restricted Stock Unit Award Agreement, effective March 28, 2007, is filed as an Exhibit to this Report.

10.4	Form of Non-Qualified Stock Option Award Agreement, effective March 28, 2007, is filed as an Exhibit to this Report.

10.5	Development and License Agreement between Tris Pharma, Inc. and Alpharma Branded Products Division Inc., dated March 28, 2007, is filed as an Exhibit to this Report.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: May 1, 2007	/s/Jeffrey S. Campbell Jeffrey S. Campbell Executive Vice President and Chief Financial Officer

Date: May 1, 2007	/s/John F. Konzelmann John F. Konzelmann Vice President, Controller and Principal Accounting Officer