Form 10-Q
period 2007-06-30
ALPHARMA INC
filed 2007-08-01
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended June 30, 2007	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of July 31, 2007:
Class A Common Stock, $.20 par value - 43,632,819 shares

ALPHARMA INC.

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and 2006	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6-18
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	19-25
Item 3	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4	Controls and Procedures	25-26
PART II. Item 1	OTHER INFORMATION Legal Proceedings	27
Item 6	Exhibits	27
	Signatures	28

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$417,229	$113,163
Accounts receivable, net	114,516	107,847
Inventories	125,872	106,958
Prepaid expenses and other current assets	32,753	25,573
Total current assets	690,370	353,541

Property, plant and equipment, net	247,773	233,447
Intangible assets, net	154,605	160,922
Goodwill	118,790	117,655
Other assets and deferred charges	60,918	61,674

Total assets	$1,272,456	$927,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$2,757	$--
Accounts payable	48,734	50,180
Accrued expenses	100,601	96,303
Accrued and deferred income taxes	8,483	9,090
Total current liabilities	160,575	155,573

Long-term debt	300,000	--
Deferred income taxes	27,726	27,885
Other non-current liabilities	29,952	19,782
Total non-current liabilities	357,678	47,667

Commitments and contingencies (see Note 16)

Stockholders' equity:
Class A Common Stock	8,787	8,685
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,125,257	1,117,717
Accumulated deficit	(127,695)	(147,977)
Accumulated other comprehensive income	60,520	58,240
Treasury stock, at cost	(315,041)	(315,041)
Total stockholders' equity	754,203	723,999
Total liabilities and stockholders' equity	$1,272,456	$927,239

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total revenue	$179,420	$159,196	$347,501	$318,176
Cost of sales	75,167	63,194	146,776	125,991
Gross profit	104,253	96,002	200,725	192,185
Selling, general and administrative expenses	68,187	64,401	131,380	125,605
Research and development	20,019	8,304	38,409	16,297
Asset impairments and other (income)	(965)	--	(3,035)	--
Operating income	17,012	23,297	33,971	50,283
Interest income (expense), net	3,273	4,002	4,661	6,829
(Loss) on extinguishment of debt	--	--	--	(19,415)
Other income (expense), net	523	(265)	599	391
Income from continuing operations, before income taxes	20,808	27,034	39,231	38,088
Provision for income taxes	7,789	9,462	14,237	13,331
Income from continuing operations	13,019	17,572	24,994	24,757

Discontinued operations, net of taxes
Income from discontinued operations	--	--	--	1,531
Gain (loss) from disposals	--	(1,278)	--	23,440
Income (loss) from discontinued operations	--	(1,278)	--	24,971

Net income	$13,019	$16,294	$24,994	$49,728

Earnings per common share:
Basic
Income from continuing operations	$0.30	$0.33	$0.59	$0.46
Income (loss) from discontinued operations	--	$(0.03)	--	$0.47
	$0.30	$0.30	$0.59	$0.93
Diluted
Income from continuing operations	$0.30	$0.32	$0.58	$0.46
Income (loss) from discontinued operations	--	$(0.02)	--	$0.46
	$0.30	$0.30	$0.58	$0.92

Dividends per common share	$--	$0.045	$--	$0.09

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Six Months Ended June 30,
	2007	2006
Operating Activities:
Net income	$24,994	$49,728
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,632	22,373
Amortization of loan costs	391	157
Interest accretion on convertible debt	--	754
Amortization of restricted stock and stock options	2,710	3,240
Loss on extinguishment of debt	--	19,415
Gain on disposal of discontinued operations	--	(23,440)
Other non-cash items	198	254
Changes in assets and liabilities:
(Increase) in accounts receivable	(5,689)	(3,112)
(Increase) in inventories	(17,006)	(16,190)
(Increase) decrease in prepaid expenses	(2,083)	4,302
Increase (decrease) in accounts payable and accrued expenses	(507)	(44,457)
(Decrease) in taxes payable	(575)	(36,402)
Other, net	8,186	8,354
Net cash provided by (used in) operating activities	35,251	(15,024)

Investing Activities:
Capital expenditures	(20,267)	(13,059)
Purchase of intangible assets	(969)	(1,880)
Acquisition activities	(9,849)	(1,089)
Proceeds from sale of business	--	40,100
Net cash (used in) provided by investing activities	(31,085)	24,072

Financing Activities:
Dividends paid	--	(4,893)
Proceeds from the issuance of convertible senior notes	292,772	--
Reduction of senior long-term debt	--	(381,702)
Net repayments under lines of credit	--	(35,715)
Proceeds from the issuance of short term debt	2,757	--
Payment of call premium	--	(18,894)
Proceeds from issuance of common stock	4,018	15,870
Increase (decrease) in book overdraft	941	573
Net cash provided by (used in) financing activities	300,488	(424,761)

Net cash flows from exchange rate changes	(588)	(1,093)

Increase (decrease) in cash	304,066	(416,806)
Cash and cash equivalents at beginning of year	113,163	800,198*
Cash and cash equivalents at end of period	$417,229	$383,392

* Includes cash of $188 included within Assets of Discontinued Operations at December 31, 2005.

See notes to the consolidated financial statements.

1.    General

      The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, considered necessary for a fair presentation of the results of operations and financial position for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and Subsidiaries included in the Company's 2006 Annual Report on Form 10-K. The reported results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

Basis of Presentation:

     The Consolidated Balance Sheets and Consolidated Statements of Income have been presented for all periods to classify as Discontinued Operations, ParMed Pharmaceuticals, Inc. ("ParMed"), which the Company sold on March 31, 2006. See Note 2. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows", the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.

2.    Discontinued Operations

Sale of the Generics Business - On December 19, 2005, the Company sold its world-wide human generic pharmaceutical business to Actavis Group hf ("Actavis") on a debt-free and cash-free basis, for $810,000.

Sale of the ParMed Business - On March 31, 2006, the Company sold its generic pharmaceutical telemarketing distribution business, ParMed for $40,100 in cash. The net after-tax gain on the sale, $25,814, was reported in 2006 results from discontinued operations, along with adjustments related to the disposal of the Generics Business which was sold in December 2005.

The following table details selected financial information for ParMed, which is classified as a discontinued operation:

Statement of Operations	Six Months Ended June 30, 2006

Total revenues	$17,142
Cost of sales	12,030
Gross profit	5,112

Operating expenses	2,756

Operating income	2,356

Other income (expense), net	--
Income from discontinued operations, before income taxes	2,356
Provision for income taxes	825

Net income from discontinued operations	$1,531

3. Acquisitions

In June 2007, the Company acquired certain assets of Yantai JinHai Pharmaceutical Co. Ltd. ("Yantai") located in Yantai City, Shandong Province. The Company's AH business plans to utilize this site to blend products it currently produces in its U.S. facilities and sells in Asia. The purchase of these assets is expected to provide supply chain flexibility, and expand the Company's regulatory base in Asia. The acquisition includes product registrations the Company plans to utilize to expand its Asian product offering.

In April 2007, the Company acquired assets of Shenzhou Tongde Pharmaceutical Co. Ltd ("Tongde") in Shenzhou City, China. Tongde was a supplier to the Company's AH business and manufactures and markets zinc bacitracin. Tongde's annual sales approximated $5 million. Following the acquisition, the Company will continue to support the current customer base of Tongde while also exporting the product to other markets.

The purchase price for these acquisitions totaled approximately $6,900, part of which was paid at closing, with the remainder to be paid upon resolution of certain contractual conditions.

4.     Liquidity and Capital Resources

At June 30, 2007, the Company had $417,229 in cash and cash equivalents. Interest income earned on cash investments during the three and six months ended June 30, 2007 was $5,198 and $6,844, respectively and is classified as a component of Interest income (expense), net in the Consolidated Statement of Income. Subsequent to the repurchase of Class B shares in the fourth quarter of 2006, the Company ceased making dividend payments.

During the second quarter of 2007, the Company entered into a revolving credit facility ("Facility") with Bank of America, N.A. that provides up to a maximum of $10,600 to certain of the Company's entities in The People's Republic of China. As of June 30, 2007, the outstanding borrowings under the Facility were $2,757 and are classified within Short-term debt on the Consolidated Balance Sheet. Interest expense is calculated based on the amount borrowed, and for the three and six month periods ended June 30, 2007, was $21. The effective interest rate for the three and six month periods ended June 30, 2007, was 5.84%.

In March 2007, the Company issued $300,000 of Convertible Senior Notes ("Notes"), due March 15, 2027. The net proceeds from the issuance of $292,772, after deducting expenses, will be used to fund future business development transactions and for general corporate purposes. Deferred loan costs in the amount of $7,228 will be amortized over seven years.

On January 23, 2006, the Company paid the balance due on both its 8.625% Senior Notes and 3% Convertible Notes, including principal and accrued interest of $386,251 and call premium in the amount of $18,894. The call premium is included in "Loss on extinguishment of debt" within the Consolidated Statement of Income. In January 2006, the Company repaid all short-term debt outstanding at December 31, 2005, in the amount of $35,713.

5.      Stock-based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payments," effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists primarily of stock options and restricted stock. Effective in March 2007, the Compensation Committee of the Board of Directors approved the award of equity-related incentives under the Company's 2003 Omnibus Incentive Compensation Plan, which included a new performance-based incentive; called the "Performance Based Restricted Class A Common Stock" ("Performance Based Restricted Stock") awards. The Performance-Based Restricted Stock units awarded in March and May of 2007 will vest on the date the Company files its first Form 10-K after the performance end date. Any Performance-Based Restricted Stock units awarded after May of 2007 will vest on the later of the third anniversary of the grant date or the date the Company files its first Form 10-K after the performance end date. The final amount of the award will be determined based upon certain financial performance conditions. Executives holding performance based restricted stock units will receive between zero and 200% of the target award level based on achieving earnings target levels over a three-year performance period through December 31, 2009. The fair value of the performance-based restricted stock is being amortized to expense over the requisite service period based on achieving 100% of the targeted performance level. Anticipated changes in achieving targeted performance levels will result in changes in estimates of final award levels, and the adjusted fair value of the Performance-Based Restricted Stock will be recognized over the remaining service period.

Stock Options

Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options granted to employees vest in 25% increments each year and are fully vested four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company recognized stock-based compensation expense for stock options for the three and six months ended June 30, 2007 in the amounts of $593 and $960, respectively. The Company recognized stock-based compensation expense for stock options for the three and six months ended June 30, 2006 in the amounts of $1,243 and $1,901, respectively.

The Company estimated the fair value, as of the date of grant, of stock options using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Expected life (years)	6.3	3.2
Expected future dividend yield (average)	N/A	0.58%
Expected volatility	30%	61%

Black-Scholes assumptions for stock options include the expected volatility of the Company's stock and the expected term of the options. The Company calculates volatility using a weighted average of historical share price volatility. The Company estimates expected life for options by calculating the average of the vesting and expiration periods. The changes in assumptions in 2007 did not have a material effect on results of operations for the three and six month periods ended June 30, 2007, and reflect the changing profile of the Company since the divestiture of the Generics Business.

     The risk-free interest rates for 2007 and 2006 were based upon U.S. Treasury instrument rates with maturities approximating the expected term of each option grant. The weighted average interest rate in 2007 amounted to 4.53%. The weighted average fair value of options granted during the three and six months ended June 30, 2007 with exercise prices equal to fair market value on the date of grant was $9.26 and $9.46, respectively.

Options Outstanding
Balance at December 31, 2006	1,344,282
Granted in Q1 2007	378,660
Forfeited in Q1 2007	(182,405)
Exercised in Q1 2007	(87,887)
Balance at March 31, 2007	1,452,650
Granted in Q2 2007	121,370
Forfeited in Q2 2007	(87,500)
Exercised in Q2 2007	(89,550)
Balance at June 30, 2007	1,396,970

Stock options outstanding at June 30, 2007 had an aggregate intrinsic value of $5,405, a weighted average exercise price of $23.72 and a weighted average remaining contractual term of 7.63 years. The number of stock options exercisable at June 30, 2007, was approximately 570,040 shares with an aggregate intrinsic value of $3,106, a weighted average exercise price of $23.09 and a weighted average remaining contractual term of 5.31 years. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $915 and $1,749, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $1,336 and $7,512, respectively.

     As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to approximately $7,437. The weighted average remaining requisite service period of the non-vested stock options was approximately 37 months.

Restricted Stock and Performance Based Restricted Stock

     Effective March 28, 2007, the Company granted Performance Based Restricted Stock awards to certain key executives. Compensation for both Performance Based Restricted Stock and restricted stock (collectively, "restricted stock") is recorded based on the market value of the stock on the grant date. The fair value of restricted stock is recorded as deferred compensation (classified as additional paid in capital) at the time of grant, and amortized to expense over the requisite service period. The expense related to restricted stock amounted to $1,093 and $500 for the three month periods ended June 30, 2007 and 2006, respectively. The expense related to restricted stock amounted to $1,750 and $1,339 for the six month periods ended June 30, 2007 and 2006, respectively. Total deferred compensation, related to restricted stock amounted to $9,584 and $5,619 at June 30, 2007 and 2006, respectively.

Performance Units

The Company's 2003 Omnibus Incentive Compensation Plan also provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company, terminated the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. The total value of performance units outstanding is $2,312. This amount, net of forfeitures, will be paid out at the end of the plan's original three year vesting period, December 31, 2007. This cost is being recognized in expense over the remaining service period. The Company recognized expense, net of forfeitures, related to performance units for the three and six months ended June 30, 2007 in the amount of $183 and $410, respectively. At June 30, 2007 the Company had $1,743 accrued. The Company recognized expense, net of forfeitures, related to performance units for the three and six months ended June 30, 2006 in the amount of $1,598 and $2,785, respectively. At June 30, 2006 the Company had $2,948 accrued.

6.      Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2007	2006

Finished product	$68,841	$53,283
Work-in-process	40,390	37,847
Raw materials	16,641	15,828
	$125,872	$106,958

7.      Long-Term Debt

 In March 2007, the Company issued $300,000 of Convertible Senior Notes, due March 15, 2027, with interest payable semi-annually, in arrears, on March 15 and September 15, at a rate of 2.125% per annum. The Notes are unsecured obligations and rank subordinate to all future secured debt and to the indebtedness and other liabilities of the Company's subsidiaries. The Notes are convertible into shares of the Company's Class A Common Stock at an initial conversion rate of 30.6725 shares per $1,000 principal amount of the Notes, subject to adjustment. The conversion rate is based on an initial conversion price of $32.60 per share. The maximum number of shares a note-holder may receive as a result of such adjustments is 41.40. The Company may redeem the Notes at its option commencing on or after March 15, 2014. The holders have one day put rights on March 15, 2014, 2017 and 2022, to require the Company to repurchase the Notes at 100% of the principal amount, plus accrued and unpaid interest. Beginning with the period commencing on March 20, 2014 and during any six-month interest period thereafter, the Company will pay contingent interest if the average trading price of the Notes is above a specified level. The net proceeds from the issuance were $292,772 after deducting expenses, and will be used to fund future business development transactions and for general corporate purposes. Deferred loan costs in the amount of $7,228 are being amortized over seven years.

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. The Company used $119,122 of this facility to repay and retire the 2001 U.S. Bank Credit Facility in October 2005. The amounts outstanding under the Senior Secured Credit Facility were subsequently repaid in December 2005 utilizing proceeds from the sale of the Generics Business. In March 2006, the asset-based, revolving loan availability was reduced to $75,000 and the term loan was cancelled.

     The Senior Secured Credit Facility, which was amended and restated on March 10, 2006 to reflect the sale of the Generics Business, is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of June 30, 2007, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company were to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

8.   Earnings Per Share

      Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

      A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:

(Shares in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Average shares outstanding basic	42,915	53,944	42,605	53,733
Stock options	547	533	541	543
Average shares outstanding diluted	43,462	54,477	43,146	54,276

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended June 30, 2007 and 2006, stock options to purchase 404,000 and 793,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares. For the six months ended June 30, 2007 and 2006, stock options to purchase 397,000 and 735,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares.

     The numerator for the calculation of basic and diluted EPS is net income (loss) for all periods.

On December 28, 2006, the Company repurchased all (11,872,897 shares) of its outstanding Class B shares.

9.   Intangible Assets and Goodwill

     Intangible assets consist principally of product rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense based on current intangibles for the years 2007 through 2011 is currently estimated to be approximately $18,900, $18,800, $18,900, $18,900 and $18,600, respectively.

     Intangible assets and accumulated amortization are summarized as follows:

Net balance, December 31, 2006	$160,922

Additions	2,724
Amortization	(9,514)
Translation adjustment	473

Net balance, June 30, 2007	$154,605

Accumulated amortization, June 30, 2007	$162,120

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the six months ended June 30, 2007 are, as follows:

	Pharmaceuticals	API	AH	Total
Balance December 31, 2006	$113,973	$3,682	$--	$117,655
Additions			1,084	1,084
Translation adjustment	--	51	--	51
Balance June 30, 2007	$113,973	$3,733	$1,084	$118,790

Additions to goodwill relate to two AH acquisitions in China during the second quarter of 2007 (See Note 3).

10.    Reorganization, Refocus and other Actions

     In connection with the reorganization and refocus of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs have been recorded. Severance charges not related to specific programs are not segregated from normal operations. The following table presents activity in the severance and closure and exit costs related accruals for the six months ended June 30, 2007:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2006	$568	$3,974

Charges	--	--
Adjustments	(68)	(3,067)
Payments	(88)	(70)

Translation adjustments	11	15

Balance, June 30, 2007	$423	$852

     The liabilities for accrued severance as of June 30, 2007 are reflected in accrued expenses.

The first half 2007 adjustments relate primarily to revisions in facility exit cost estimates and asset sales related to previously closed AH facilities.

     The remaining balances for other closure and exit costs as of June 30, 2007 are included in accrued expenses and primarily relate to contractually required demolition costs, lease obligations and other contractually committed costs associated with facility closures. The Company expects to settle these liabilities in the near future.

11.    Pension Plans and Postretirement Benefits:

U.S.:

The U.S. pension plan was frozen effective December 31, 2006.

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2007	2006	2007	2006
Service cost	$--	$496	$32	$24
Interest cost	713	766	104	60
Expected return on plan assets	(856)	(776)	--	--
Amortization of prior service cost	2	(8)	(34)	(35)
Recognized net actuarial loss	3	95	79	38
Net periodic benefit cost (income)	$(138)	$573	$181	$87

	Pension Benefits For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$--	$992	$64	$48
Interest cost	1,426	1,532	208	120
Expected return on plan assets	(1,712)	(1,552)	--	--
Amortization of prior service cost	4	(16)	(68)	(70)
Recognized net actuarial loss	6	190	158	76
Net periodic benefit cost (income)	$(276)	$1,146	$362	$174

The Company expects to contribute approximately $570 to the U.S. pension plans in 2007. Through June 30, 2007, no contributions have been made.

Europe:

The Norwegian pension plan was substantially frozen effective December 31, 2006.

     The net periodic benefit costs for the Company's Norwegian pension plan are, as follows:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$64	$523	$129	$964
Interest cost	102	517	204	953
Expected return on plan assets	(37)	(415)	(74)	(764)
Amortization of transition obligation	--	11	--	20
Amortization of prior service cost	18	32	36	58
Net periodic benefit cost	$147	$668	$295	$1,231

     The Company does not expect to make any contributions to the Norwegian pension plan in 2007.

12.      Supplemental Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income (expense), net:
Interest income	$5,198	$4,727	$6,844	$9,603
Interest expense	(1,615)	(673)	(1,792)	(2,617)
Amortization of debt issuance costs	(310)	(52)	(391)	(157)
	$3,273	$4,002	$4,661	$6,829
Loss on early extinguishment of debt:
Call premium	$--	$--	$--	$(18,894)
Write off deferred loan costs	--	--	--	(521)
	$--	$--	$--	$(19,415)

Other income (expense), net
Foreign exchange gains (losses), net	$699	$287	$864	$762
Other, net	(176)	(552)	(265)	(371)
	$523	$(265)	$599	$391

Supplemental cash flow information:

Cash paid for interest			$795	$5,631
Cash paid (refunded) for income taxes, net			$134	$45,106

13.      Reporting Comprehensive Income

      SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) as of June 30, 2007 are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans".

The components of comprehensive income and accumulated other comprehensive income include:
	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income:	2007	2006	2007	2006
Net Income	$13,019	$16,294	$24,994	$49,728
Change in Foreign Currency Translation	(579)	1,943	2,144	2,974
Change in unrealized gain (loss) on pension, net	4	--	136	--
	$12,444	$18,237	$27,274	$52,702

	June 30, 2007	December 31, 2006
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$62,949	$60,805
Prior service not yet recognized in cost	131	159
Actuarial loss not yet recognized in cost, net	(2,560)	(2,724)
	$60,520	$58,240

14.     Business Segment Information

      The Company's businesses are organized in three reportable segments, as follows: Pharmaceuticals ("Pharmaceuticals"), Active Pharmaceutical Ingredients ("API"), and Animal Health ("AH"). Each business has a segment president who reports to the CEO.

      The operations of each segment are evaluated based on earnings before interest and taxes (operating income). Unallocated costs include corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to stock-based compensation and other long-term incentive compensation, as well as certain costs related to business development activities and the implementation of a company-wide enterprise resource planning system. Segment data includes immaterial inter-segment revenues which are eliminated in the consolidated accounts.

	Three Months Ended June 30,
	2007	2006	2007	2006
Revenues			Operating Income

Pharmaceuticals	$42,561	$36,315	$3,064	$11,516
API	46,325	39,770	10,469	11,177
AH	90,534	82,560	17,229	16,408
Unallocated and eliminations	--	551	(13,750)	(15,804)
	$179,420	$159,196	$17,012	$23,297

	Six Months Ended June 30,
	2007	2006	2007	2006
	Revenues		Operating Income

Pharmaceuticals	$77,064	$68,895	$947	$19,251
API	96,084	85,006	23,220	27,718
AH	174,353	164,275	34,354	33,374
Unallocated and eliminations	--	--	(24,550)	(30,060)
	$347,501	$318,176	$33,971	$50,283

15.     Income Taxes

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax losses and credits.

     Based on the Company's assessment of the above factors, the tax rate for the full year 2007 is expected to be 35%. The ETR for continuing operations for the three and six months ended June 30, 2007 was 37% and 36%, respectively.

     Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, ("FIN 48"), "Accounting for Uncertainty in Income Taxes." As a result of implementing FIN 48, the Company recognized an increase in non-current liabilities of approximately $4,712 for uncertain tax positions which was accounted for as a reduction of beginning Retained Earnings (increase in accumulated deficit). The Company does not expect a significant change in the liabilities recorded for uncertain tax positions in the next twelve months.

The Company recognizes both interest expense and penalties as part of the related income tax liability. During the three and six month periods ended June 30, 2007, the amount of accrued interest and penalties was not material. At June 30, 2007, the Company had $1,337 of accrued interest and penalties included in non-current liabilities.

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

Chicken Litter Litigation

     The Company is one of multiple defendants that have been named in several lawsuits which allege that one of its AH products causes chickens to produce manure that contains an arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has provided notice to its insurance carriers and its primary insurance carriers have responded by accepting their obligations to defend or pay the Company's defense costs, subject to reservation of rights to later reject coverage for these lawsuits. In addition, one of the Company's carriers has filed a Declaratory Judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to the Company among the Company's several insurance carriers and, to the extent the Company does not have full insurance coverage, to the Company. In addition, this Declaratory Judgment action requests that the Court rule that certain of the carrier's policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies. Furthermore, the Company's insurance carriers may take the position that some, or all, of the applicable insurance policies contain certain provisions that could limit coverage for future product liability claims arising in connection with such AH product sold on and after December 16, 2003.

     In addition to the potential for personal injury damages to the approximately 175 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs are appealing the verdict. The court has ruled that future trials are on hold pending the outcome of the appeal. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,000 in 2005, $22,200 in 2006 and $10,244 in the first two quarters of 2007.

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

Additionally, in 2006, a criminal fine was levied against the Company's Oslo API facility based on allegations that certain of the discharge activities at the facility were in breach of applicable regulations. In 2007, the fine was reduced after discussions between the Company and the local authorities. The Company has accepted the reduced fine of approximately $780, which will be paid in August 2007.

The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

Information Request

On February 28, 2007, the Company received a subpoena from the U.S. Department of Justice requesting certain documents relating to the marketing of KADIAN. The subpoena did not disclose any allegations underlying this request. The Company is fully cooperating with the U.S. Department of Justice.

FLSA Class Action

A class action lawsuit has been filed with the United States District Court in New Jersey. The class action complaint alleges that, among other things, (i) over 200 of the Company's U.S. based Pharmaceuticals sales representatives were denied overtime pay, in violation of state and federal labor laws, by being paid for forty hour weeks even though they worked in excess of fifty-five hours per week, and (ii) that the Company violated federal record-keeping requirements. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position.

Other Commercial Disputes

     The Company is engaged in disputes with several suppliers, customers and distributors regarding certain obligations with respect to contracts under which the Company obtains raw materials and under which the Company supplies finished products. Given the fact that these disputes will most likely be resolved over more than one year, management does not believe that the disputes in the aggregate will be material to the Company's financial position. However, they could be material to the Company's results of operations or cash flows in the period in which resolution occurs.

     Any further responsibilities for substantially all of the material contingent liabilities related to the Generics Business have been transferred to Actavis or entities owned by Actavis, subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities which it believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generics Business transferred to Actavis in the event Actavis fails or is unable to satisfy such liabilities.

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

17. Subsequent Events

On July 3, 2007, the Company announced it had completed its previously disclosed agreement with Zhejiang Hisun Pharmaceutical Co., Ltd ("Hisun") that, over the next several years, will enable the Company's API business to expand its manufacturing capacity for one of its major active pharmaceutical ingredients, vancomycin, subject to the receipt of required FDA and European regulatory approvals.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company's businesses are organized in three business segments. The Company markets one branded human pharmaceutical prescription product that is contract manufactured by a third party, an extended release morphine sulfate pain medication sold under the trademark KADIAN, in the U.S. The Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in various formulations and dosage forms.

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

Results of Continuing Operations - Three months ended June 30, 2007

The Company's business segments are defined, as follows:

Pharmaceuticals	Pharmaceuticals
API	Active Pharmaceutical Ingredients
AH	Animal Health

     Total revenues increased 12.7% for the quarter ended June 30, 2007 compared to the same quarter of 2006. Operating income was $17.0 million in 2007 compared to $23.3 million in 2006. Diluted earnings (loss) per share was $0.30 in 2007 compared to $0.32 in 2006.

The following summarizes revenues and operating income by segment:

Three Months Ended June 30,	Revenues			Operating Income
	2007	2006	%	2007	2006	%
Pharmaceuticals	$42.6	$36.3	17.4%	$3.1	$11.5	(73.0)%
API	46.3	39.8	16.3%	10.5	11.2	(6.3)%
AH	90.5	82.6	9.6%	17.2	16.4	4.9%
Unallocated and Eliminations	--	0.5	N/M	(13.8)	(15.8)	12.7%
Total	$179.4	$159.2	12.7%	$17.0	$23.3	(27.0)%

N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues increased $6.3 million, or 17.4%, to $42.6 million in the second quarter of 2007, compared to $36.3 million in 2006. The revenue growth was principally attributable to increased volumes driven by script growth; higher year-over-year price realization, as well as the launch of an additional dosage strength (new line extension) of KADIAN.

     Revenues in API increased $6.5 million, or 16.3%, to $46.3 million compared to $39.8 million in the second quarter of 2006. A small portion of API revenues are denominated in currencies other than the U.S. dollar. Translation of these revenues into the U.S. dollar increased API revenues by approximately $0.7 million in comparison to the second quarter of 2006. Excluding the year-over-year effects of currency, API revenues increased 14.6% versus the prior year. The revenue increase was primarily attributable to increased volumes, principally related to vancomycin.

  AH revenues increased $7.9 million, or 9.6%, to $90.5 million compared to $82.6 in the second quarter of 2006. Translation of revenues into the U.S. dollar increased AH revenues by approximately $1.5 million in comparison to the second quarter of 2006. Excluding the year-over-year effects of currency, AH revenues increased 7.7% versus the prior year. The increase in revenues was due primarily to higher volumes in both U.S. poultry and livestock, as well as increased revenues in the European, Asian, and Latin American markets.

Gross Profit:

      On a Company-wide basis gross profit increased $8.3 million in 2007 compared to the second quarter of 2006. As a percentage of sales, overall gross profit margin was 58.1% in 2007, versus 60.3% in 2006. Approximately half of the year-over-year decline in gross profit margin was attributable to the unfavorable effects of currency. The remainder of the decline was principally due to lower year-over-year pricing in API and higher API and AH production costs, primarily for raw materials and energy.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses increased $3.8 million in 2007 as compared to the second quarter of 2006. As a percentage of revenues, SG&A expense declined from 40.5% in the second quarter of 2006 to 38.0% in 2007. Foreign exchange had an unfavorable impact of $2.2 million in the year-over-year change in SG&A expenses. The remainder of the increase principally relates to additional operational infrastructure to support growth initiatives in all three businesses, partially offset by lower corporate and unallocated expenses.

Research and development expenses increased $11.7 million in the second quarter of 2007 in comparison to 2006, due primarily to spending related to clinical trials related to abuse-deterrent opioid product development programs in Pharmaceuticals.

Asset impairments and other (income) expense amounted to income of $1.0 million in the second quarter of 2007, consisting principally of facility exit cost adjustments related to previously closed AH facilities.

Operating Income:

      Operating income ("OI") decreased by $6.3 million. The change in operating income is summarized as follows:

	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2006 as reported	$11.5	$11.2	$16.4	$(15.8)	$23.3
Research and development	(10.1)	(0.5)	(1.1)	--	(11.7)
Facility exit cost adjustments and asset sales	--	--	1.0	--	1.0
Net OI improvement (decrease) due to volume, price, new products, foreign exchange and expenses	1.7	(0.2)	0.9	2.0	4.4
2007 as reported	$3.1	$10.5	$17.2	$(13.8)	$17.0

Interest Income (Expense), net:

     The Company reported net interest income of $3.3 million for the second quarter of 2007 compared to $4.0 million of interest income in last year's second quarter. An analysis of the components of interest income (expense), net is, as follows:
	Three Months Ended June 30,
	2007	2006

Interest income	$5.2	$4.7
Interest expense	(1.6)	(0.6)
Amortization of debt issuance costs	(0.3)	(0.1)
	$3.3	$4.0

Other Income (Expense), net:

      A detail of Other income (expense), net follows:
	Three Months Ended June 30,
	2007	2006

Foreign exchange gains (losses), net	$0.7	$0.3
Other, net	(0.2)	(0.6)
	$0.5	$(0.3)

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax losses and credits.

     Based on the Company's assessment of the above factors, the tax rate for the year ending December 31, 2007, is expected to be 35%. The ETR for continuing operations for the three months ended June 30, 2007 and 2006 was 37% and 35%, respectively.

Results of Continuing Operations - Six months ended June 30, 2007

The following summarizes revenues and operating income by segment:

Six Months Ended June 30,	Revenues			Operating Income
	2007	2006	%	2007	2006	%
Pharmaceuticals	$77.1	$68.9	11.9%	$1.0	$19.3	(94.8)%
API	96.1	85.0	13.1%	23.2	27.7	(16.2)%
AH	174.3	164.3	6.1%	34.4	33.4	3.0%
Unallocated and Eliminations	--	--	N/M	(24.6)	(30.1)	18.3%
Total	$347.5	$318.2	9.2%	$34.0	$50.3	(32.4)%

N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues increased $8.2 million, or 11.9%, to $77.1 million in the first half of 2007 compared to $68.9 million in 2006. The revenue growth was principally attributable to higher year-over-year price realization, increased volumes driven by script growth, and the launch of an additional dosage strength (new line extension) of KADIAN.

     Revenues in API increased $11.1 million, or 13.1%, to $96.1 million compared to $85.0 million in the first half of 2006. A small portion of API revenues are denominated in currencies other than the U.S. dollar. Translation of these revenues into the U.S. dollar increased API revenues by approximately $1.8 million in comparison to the first half of 2006. Excluding the year-over-year effects of currency, API revenues increased 10.9% versus the prior year. The revenue increase was primarily attributable to increased volumes, principally related to vancomycin.

  AH revenues increased $10.0 million, or 6.1% versus the first six months of 2006. Translation of revenues into the U.S. dollar increased AH revenues by approximately $2.7 million in comparison to the first half of 2006. Excluding the year-over-year effects of currency, AH revenues increased 4.4% versus the first six months of 2006. The increase in revenues was due primarily to higher volumes in both U.S. poultry and livestock, as well as increased revenues in the European and Latin American markets.

Gross Profit:

      On a Company-wide basis gross profit increased $8.5 million in 2007 compared to the same period of 2006. As a percentage of sales, overall gross profit margin was 57.8% in 2007, versus 60.4% in 2006, with the decline principally attributable to the unfavorable effects of currency; lower year-over-year pricing in API; and higher production costs in API and AH, primarily for raw materials and energy costs.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses increased $5.8 million in 2007 as compared to 2006. As a percentage of revenues, SG&A expense decreased from 39.5% in 2006 to 37.8% in 2007. Foreign exchange had an unfavorable impact of $2.7 million on the year-over-year change in SG&A expenses. The remainder of the increase principally relates to additional operational infrastructure to support growth initiatives in all three businesses, partially offset by lower corporate and unallocated expenses.

Research and development expenses increased $22.1 million in the first six months of 2007 compared to 2006, due primarily to spending related to clinical trials related to abuse-deterrent opioid product development programs in Pharmaceuticals. Also included in 2007 research and development expenses are year to date payments of $1.7 million under an exclusive licensing agreement with Tris Pharma, Inc., whereby the Company will gain access to a proprietary drug delivery platform.

Asset impairments and other (income) expense amounted to income of $3.0 million in the first half of 2007 and pertained to facility exit cost adjustments and asset sales related to previously closed AH facilities.

Operating Income:

      Operating income (OI) decreased by $16.3 million. The change in operating income is summarized as follows:
	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2006 as reported	$19.3	$27.7	$33.4	$(30.1)	$50.3
Research and development	(19.6)	(1.2)	(1.3)	--	(22.1)
Facility exit cost adjustments and asset sales	--	--	3.0	--	3.0
Net OI improvement (decrease) due to volume, price, new products, foreign exchange and expenses	1.3	(3.3)	(0.7)	5.5	2.8
2007 as reported	$1.0	$23.2	$34.4	$(24.6)	$34.0

Interest Income (Expense), net:

     The Company reported net interest income of $4.7 million for the first half of 2007 compared to $6.8 million of net interest income in the comparable period last year. Interest expense in 2007 includes interest (2.125%) on the $300 million Convertible Senior Notes issued in March 2007. An analysis of the components of interest income (expense), net is, as follows:
	Six Months Ended June 30,
	2007	2006

Interest income	$6.9	$9.6
Interest expense	(1.8)	(2.6)
Amortization of debt issuance costs	(0.4)	(0.2)
	$4.7	$6.8

Loss on Extinguishment of Debt:

     First half 2006 results include the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's outstanding long-term debt in January 2006.

Other Income (Expense), net:

      A detail of Other income (expense), net follows:
	Six Months Ended June 30,
	2007	2006

Foreign exchange gains (losses), net	$0.9	$0.8
Other, net	(0.3)	(0.4)
	$0.6	$0.4

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax losses and credits.

     Based on the Company's assessment of the above factors, the tax rate for the year ending December 31, 2007, is expected to approximate 35%. The ETR for continuing operations for the six months ended June 30, 2007 and 2006 was 36% and 35%, respectively.

In July 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes which became effective for the Company, January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material impact on results of operations, financial condition or liquidity.

Liquidity and Capital Resources

     At June 30, 2007, the Company had $417.2 million in cash and cash equivalents. Interest income earned on investments was $6.9 million for the first half of 2007 and is classified as a component of Interest income (expense), net in the Consolidated Statements of Income.

In March 2007, the Company issued $300 million of Convertible Senior Notes, due March 2027. The net proceeds from the issuance, after deducting expenses, were $292.8 million. The net proceeds will be used to fund future business development transactions and for general corporate purposes.

     Cash flow from operations for the six months ended June 30, 2007 was $35.3 million, compared to a use of $15.0 million in the first six months of 2006. During the first half of 2007, the Company paid net cash taxes of $0.1 million versus $45.1 million paid for cash taxes in the first half of 2006.

     Cash flow used in investing activities for the first half of 2007 included capital expenditures of $20.3 million and the acquisition of intangibles, primarily in API, for $1.0 million. Cash flow used in investing activities also included $9.8 million related to acquisition activities, including the Company's acquisitions in China, and certain other payments made in connection with ongoing business development activities. Cash flow provided by investing activities for the first half of 2006 included the proceeds from the sale of ParMed of $40.1 million.

     The cash flow provided by financing activities in the first six months of 2007 was $300.5 million compared with a use of $424.8 million last year. Cash flow from financing activities in the first half of 2007 includes the net proceeds ($292.8 million) from the issuance of $300 million in Convertible Senior Notes. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million.

     Working capital at June 30, 2007, was $529.8 million compared to $198.0 million at December 31, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital is primarily related to the $292.8 million of cash received in conjunction with the issuance of Convertible Senior Notes in March 2007. In addition to the increase in cash, the increase in current assets reflects increases in inventory levels as a result of supply chain planning in anticipation of expected increased market demand for certain products.

    Stockholders' equity at June 30, 2007 was $754.2 million compared to $724.0 million at December 31, 2006. The increase in Stockholders' Equity in 2007 resulted primarily from net earnings for the first six months of 2007. The accumulated deficit decreased by $20.3 million reflecting first half net earnings, partially offset by the impact ($4.7 million) of the implementation of FIN 48. At June 30, 2007, due primarily to the cumulative weakening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $60.5 million compared to $58.2 million at December 31, 2006.

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of June 30, 2007. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six-month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Alpharma Inc. (Registrant)

Date: August 1, 2007	/s/_Jeffrey S. Campbell________________ Jeffrey S. Campbell Executive Vice President, Chief Financial Officer and Principal Accounting Officer