Form 10-Q
period 2007-09-30
ALPHARMA INC
filed 2007-10-30
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For quarter ended September 30, 2007	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of October 29, 2007:
Class A Common Stock, $.20 par value - 43,648,333 shares

ALPHARMA INC.

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006	5
	Notes to Consolidated Financial Statements	6-21
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-28
Item 3	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4	Controls and Procedures	29
PART II. Item 1	OTHER INFORMATION Legal Proceedings	30
Item 1A	Risk Factors	30-32
Item 6	Exhibits	33-34
	Signatures	35

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2007	December 31, 2006
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$332,753	$113,163
Accounts receivable, net	121,837	107,847
Inventories	128,312	106,958
Prepaid expenses and other current assets	27,186	25,573
Total current assets	610,088	353,541

Property, plant and equipment, net	266,860	233,447
Intangible assets, net	251,059	160,922
Goodwill	119,004	117,655
Other assets and deferred charges	52,779	61,674

Total assets	$1,299,790	$927,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,389	$--
Accounts payable	42,683	50,180
Accrued expenses	102,194	96,303
Accrued and deferred income taxes	15,296	9,090
Total current liabilities	166,562	155,573

Long-term debt	300,000	--
Deferred income taxes	24,512	27,885
Other non-current liabilities	31,025	19,782
Total non-current liabilities	355,537	47,667

Commitments and contingencies (see Note 17)

Stockholders' equity:
Class A Common Stock	8,801	8,685
Class B Common Stock	2,375	2,375
Additional paid-in capital	1,128,410	1,117,717
Accumulated deficit	(112,642)	(147,977)
Accumulated other comprehensive income	65,788	58,240
Treasury stock, at cost	(315,041)	(315,041)
Total stockholders' equity	777,691	723,999
Total liabilities and stockholders' equity	$1,299,790	$927,239

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total revenue	$175,798	$165,345	$523,299	$483,521
Cost of sales	76,872	70,839	223,648	196,830
Gross profit	98,926	94,506	299,651	286,691
Selling, general and administrative expenses	61,912	61,183	193,292	186,789
Research and development	17,559	11,097	55,968	27,394
Asset impairments and other (income)	(282)	--	(3,317)	--
Operating income	19,737	22,226	53,708	72,508
Interest income (expense), net	3,021	4,397	7,682	11,226
(Loss) on extinguishment of debt	--	--	--	(19,415)
Other income (expense), net	(367)	(303)	232	88
Income from continuing operations, before income taxes	22,391	26,320	61,622	64,407
Provision for income taxes	7,338	9,212	21,575	22,542
Income from continuing operations	15,053	17,108	40,047	41,865

Discontinued operations, net of taxes
Income from discontinued operations	--	--	--	1,531
Gain (loss) from disposals	--	(96)	--	23,344
Income (loss) from discontinued operations	--	(96)	--	24,875

Net income	$15,053	$17,012	$40,047	$66,740

Earnings per common share:
Basic
Income from continuing operations	$0.35	$0.32	$0.94	$0.78
Income (loss) from discontinued operations	--	--	--	$0.46
	$0.35	$0.32	$0.94	$1.24
Diluted
Income from continuing operations	$0.34	$0.31	$0.92	$0.77
Income (loss) from discontinued operations	--	--	--	$0.46
	$0.34	$0.31	$0.92	$1.23

Dividends per common share	$--	$0.045	$--	$0.135

See notes to the consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$40,047	$66,740
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37,746	33,734
Amortization of loan costs	700	195
Interest accretion on convertible debt	--	754
Amortization of restricted stock and stock options	4,126	3,858
Loss on extinguishment of debt	--	19,415
Gain on disposal of discontinued operations	--	(23,344)
Other non-cash items	2,069	4,146
Changes in assets and liabilities:
(Increase) in accounts receivable	(11,338)	(23,754)
(Increase) in inventories	(16,905)	(9,174)
(Increase) decrease in prepaid expenses	(1,384)	5,030
(Decrease) in accounts payable and accrued expenses	(5,050)	(39,023)
Increase (decrease) in taxes payable	6,126	(23,308)
Other, net	9,887	(10,163)
Net cash provided by operating activities	66,024	5,106

Investing Activities:
Capital expenditures	(41,793)	(24,525)
Purchased intangible assets	(969)	(2,880)
Licensing activities	(100,305)	--
Acquisitions	(6,883)	(1,089)
Proceeds from sale of business	--	40,100
Net cash (used in) provided by investing activities	(149,950)	11,606

Financing Activities:
Dividends paid	--	(7,361)
Proceeds from the issuance of convertible senior notes	292,772	--
Reduction of senior long-term debt	--	(381,702)
Net repayments under lines of credit	--	(35,715)
Proceeds from the issuance of short term debt	6,389	--
Payment of call premium	--	(18,894)
Proceeds from issuance of common stock	4,887	16,348
Increase (decrease) in book overdraft	1,037	(2,049)
Net cash provided by (used in) financing activities	305,085	(429,373)

Net cash flows from exchange rate changes	(1,569)	2,639

Increase (decrease) in cash	219,590	(410,022)
Cash and cash equivalents at beginning of year	113,163	800,198
Cash and cash equivalents at end of period	$332,753	$390,176

See notes to the consolidated financial statements.

1.    General

     The accompanying consolidated financial statements include all adjustments which are, in the opinion of management, considered necessary for a fair presentation of the results of operations and financial position for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements of Alpharma Inc. and its Subsidiaries ("the Company") included in the Company's 2006 Annual Report on Form 10-K. The reported results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. Certain amounts have been reclassified to conform with current presentations.

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

2.    Discontinued Operations

Sale of the Generics Business - On December 19, 2005, the Company sold its worldwide human generic pharmaceutical business to Actavis Group hf ("Actavis") on a debt-free and cash-free basis, for $810,000.

     Sale of the ParMed Business - On March 31, 2006, the Company sold its generic pharmaceutical telemarketing distribution business, ParMed for $40,100 in cash. The net after-tax gain on the sale, $25,814, was reported in 2006 results from discontinued operations, along with adjustments related to the disposal of the Generics Business which was sold in December 2005.

The following table details selected financial information for ParMed, which is classified as a discontinued operation:

Statement of Operations	Nine Months Ended September 30, 2006

Total revenues	$17,142
Cost of sales	12,030
Gross profit	5,112

Operating expenses	2,756

Operating income	2,356

Other income (expense), net	--
Income from discontinued operations, before income taxes	2,356
Provision for income taxes	825

Net income from discontinued operations	$1,531

3. Acquisitions and Alliances

     In July 2007, the Company announced it had completed its previously disclosed alliance agreements with Zhejiang Hisun Pharmaceutical Co., Ltd ("Hisun") that, over the next several years, will enable the Company's Active Pharmaceutical Ingredients ("API") business to significantly expand its manufacturing capacity for one of its major active pharmaceutical ingredients, vancomycin, subject to the receipt of required FDA and European regulatory approvals. Since 2006, Alpharma has purchased vancomycin from Hisun pending the completion of the construction and regulatory approval process of a new vancomycin manufacturing facility in Taizhou, China. The new facility, which will be owned and operated by Alpharma, is expected to be completed in 2008. During the three and nine months ended September 30, 2007, the Company invested approximately $6,300 and $6,900, respectively in capital expenditures at the Taizhou facility.

     In June 2007, the Company acquired certain assets of Yantai JinHai Pharmaceutical Co. Ltd. ("Yantai") located in Yantai City, Shandong Province. The Company's Animal Health ("AH") business plans to utilize this site to blend products it currently produces in its U.S. facilities and sells in Asia. The purchase of these assets is expected to provide supply chain flexibility, and expand the Company's regulatory base in Asia. The acquisition includes product registrations that the Company plans to utilize to expand its Asian product offering.

     In April 2007, the Company acquired assets of Shenzhou Tongde Pharmaceutical Co. Ltd ("Tongde") in Shenzhou City, China. Tongde was a supplier to the Company's AH business and manufactures and markets zinc bacitracin. Tongde's 2006 annual sales approximated $5,000. Following the acquisition, the Company continues to support the current customer base of Tongde while also exporting the product to other markets.

     The purchase price for the acquisitions of Yantai and Tongde totaled approximately $6,900; $4,800 of which was paid in the second quarter of 2007, with the remainder paid upon resolution of certain contractual conditions in the third quarter of 2007.

4.     License and Collaboration Agreements

Institut Biochimique SA ("IBSA")

     In September 2007, the Company's affiliate, Alpharma Pharmaceuticals LLC, closed on two license and distribution agreements (the "IBSA License and Distribution Agreements") with IBSA, a privately-owned, global pharmaceutical company headquartered in Lugano, Switzerland. The agreements have a ten year term, with automatic renewal options, and provide the Company with the exclusive license and distribution rights to market: 1) the Flector® Patch and 2) Tirosint® (synthetic levothyroxine sodium) gel capsules, in the United States. The Flector® Patch, which was approved in the U.S. by the FDA in January 2007, delivers the anti-inflammatory and analgesic effects of patent-protected diclofenac epolamine through a topical patch, and is indicated for the topical treatment of acute pain due to minor strains, sprains, and contusions. Tirosint® was approved by the FDA in October 2006 and is indicated for thyroid hormone replacement therapy.

     The terms of the IBSA License and Distribution Agreements called for a total of $100,000 in upfront payments upon closing. The Company paid IBSA $5,000 of this amount during the second quarter of 2007 and the remaining $95,000 at closing, in September 2007. In addition, on October 3, 2007, in accordance with the terms of the Flector® Patch agreement, the Company issued to IBSA a warrant for the purchase of up to one million shares of the Company's Class A common stock. These stock warrants were issued with a $35 strike price and a three-year term, through August 16, 2010.

     Under the terms of the IBSA License and Distribution Agreements, the Company must undertake to launch the Flector® Patch and Tirosint® gel capsules within nine and twelve months, respectively, from the closing date of the agreements. The Company is targeting a U.S. launch of the Flector® Patch in early 2008, and is currently evaluating the Tirosint® launch strategy.

     Commercial supply of the Flector® Patch will be provided by IBSA, at contractually determined prices, through a manufacturing agreement IBSA has with a Japanese supplier. It is expected that IBSA will supply the Tirosint® product, at contractually determined prices, from its own manufacturing facility.

     The IBSA License and Distribution Agreements include certain annual minimum purchase commitments for both the Flector® Patch and Tirosint® gel capsules. The minimum commitments increase each year over the first three years from product launch and remain at year three levels (or, in the case of Tirosint® agreement, at the slightly reduced year four level) for the remaining years of the agreements.

     The $100,000 cash payments to IBSA and transaction related costs have been capitalized as an addition to intangible assets as of September 30, 2007. The Black-Scholes value of the stock warrants (approximately $2,000) will be capitalized in the fourth quarter of 2007 as an addition to intangible assets. These intangible assets will be amortized over the estimated commercial lives of the products, using a sales-activity-based methodology.

5.     Liquidity and Capital Resources

     At September 30, 2007, the Company had $332,753 in cash and cash equivalents. Interest income earned on cash investments during the three and nine months ended September 30, 2007 was $5,174 and $12,018, respectively and is classified as a component of Interest income (expense), net in the Consolidated Statement of Income. Subsequent to the repurchase of Class B shares in the fourth quarter of 2006, the Company ceased making dividend payments.

     During the second quarter of 2007, the Company entered into a revolving credit facility with Bank of America, N.A. that provides up to a maximum of $10,600 to certain of the Company's entities in The People's Republic of China (the "China Credit Facility"). As of September 30, 2007, the outstanding borrowings under the China Credit Facility were $6,389 and are classified within Short-term debt on the Consolidated Balance Sheet. Interest expense is calculated based on the amount borrowed, and for the three and nine month periods ended September 30, 2007, was $81 and $102, respectively. The effective interest rates for the three and nine month periods ended September 30, 2007, were 5.90% and 5.88%, respectively.

     In March 2007, the Company issued $300,000 of Convertible Senior Notes ("Notes"), due March 15, 2027. The net proceeds from the issuance of $292,772, after deducting expenses, are being used to fund business development transactions and for general corporate purposes. Deferred loan costs in the amount of $7,228 are being amortized over seven years.

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

6.      Stock-based Compensation

     The Company adopted Statement of Financial Accounting Standards No. 123R ("SFAS 123R"), "Share-Based Payments," effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists primarily of stock options and restricted stock. Effective in March 2007, the Compensation Committee of the Board of Directors approved the award of equity-related incentives under the Company's 2003 Omnibus Incentive Compensation Plan, which included a new performance-based incentive; called the "Performance Based Restricted Class A Common Stock" ("Performance-Based Restricted Stock") awards. The Performance-Based Restricted Stock units awarded in March and May of 2007 will vest on the date the Company files its first Form 10-K after the performance end date. Any Performance-Based Restricted Stock units awarded after May of 2007 will vest on the later of the third anniversary of the grant date or the date the Company files its first Form 10-K after the performance end date. The final amount of the award will be determined based upon certain financial performance conditions. Executives holding Performance-Based Restricted Stock units will receive between zero and 200% of the target award level based on achieving earnings target levels over a three-year performance period through December 31, 2009. The fair value of the performance-based restricted stock is being amortized to expense over the requisite service period based on achieving 100% of the targeted performance level. Anticipated changes in achieving targeted performance levels will result in changes in estimates of final award levels, and the adjusted fair value of the Performance-Based Restricted Stock will be recognized over the remaining service period.

Stock Options

     Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options granted to employees vest in 25% increments each year and are fully vested four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company recognized stock-based compensation expense for stock options for the three and nine months ended September 30, 2007 in the amounts of $452 and $1,412, respectively. The Company recognized stock-based compensation expense for stock options for the three and nine months ended September 30, 2006 in the amounts of $78 and $1,979, respectively.

     The Company estimated the fair value, as of the date of grant, of stock options using the Black-Scholes option pricing model with the following assumptions:

	2007	2006

Expected life (years)	6.3	3.2
Expected future dividend yield (average)	N/A	0.58%
Expected volatility	30%	61%

     Black-Scholes assumptions for stock options include the expected volatility of the Company's stock and the expected term of the options. The Company calculates volatility using a weighted average of historical share price volatility. The Company estimates expected life for options by calculating the average of the vesting and expiration periods. The changes in assumptions in 2007 did not have a material effect on results of operations for the three and nine month periods ended September 30, 2007, and reflect the changing profile of the Company since the divestiture of the Generics Business.

     The risk-free interest rates for 2007 and 2006 were based upon U.S. Treasury instrument rates with maturities approximating the expected term of each option grant. The weighted average interest rate in 2007 amounted to 4.53%. The weighted average fair value of options granted during the three and nine months ended September 30, 2007 with exercise prices equal to fair market value on the date of grant was $9.55 and $9.46, respectively.

Options Outstanding
Balance at December 31, 2006	1,344,282
Granted in Q1 2007	378,660
Forfeited in Q1 2007	(182,405)
Exercised in Q1 2007	(87,887)
Balance at March 31, 2007	1,452,650
Granted in Q2 2007	121,370
Forfeited in Q2 2007	(87,500)
Exercised in Q2 2007	(89,550)
Balance at June 30, 2007	1,396,970
Granted in Q3 2007	40,340
Forfeited in Q3 2007	(17,005)
Exercised in Q3 2007	(17,625)
Balance at September 30, 2007	1,402,680

     Stock options outstanding at September 30, 2007 had an aggregate intrinsic value of $2,334, a weighted average exercise price of $22.91 and a weighted average remaining contractual term of 7.53 years. The number of stock options exercisable at September 30, 2007, was approximately 588,456 shares with an aggregate intrinsic value of $1,831, a weighted average exercise price of $21.27 and a weighted average remaining contractual term of 5.43 years. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was $67 and $1,816, respectively. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $28 and $7,540, respectively.

     As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to approximately $5,879. The weighted average remaining requisite service period of the non-vested stock options was approximately 35 months.

Restricted Stock and Performance Based Restricted Stock

     Effective March 28, 2007, the Company granted Performance Based Restricted Stock awards to certain key executives. Compensation for both Performance Based Restricted Stock and restricted stock (collectively, "restricted stock") is recorded based on the market value of the stock on the grant date. The fair value of restricted stock is recorded as deferred compensation (classified as additional paid in capital) at the time of grant, and amortized to expense over the requisite service period. The expense related to restricted stock amounted to $964 and $270 for the three month periods ended September 30, 2007 and 2006, respectively. The expense related to restricted stock amounted to $2,714 and $1,609 for the nine month periods ended September 30, 2007 and 2006, respectively. Total deferred compensation, related to restricted stock amounted to $8,984 and $6,207 at September 30, 2007 and 2006, respectively.

Performance Units

     The Company's 2003 Omnibus Incentive Compensation Plan also provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company froze the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. The value of the performance units, net of forfeitures, will be paid out at the end of the plan's original three year vesting period, December 31, 2007. The total value of performance units outstanding is $2,202, of which $1,931 is accrued at September 30, 2007. The Company recognized expense, net of forfeitures, related to performance units for the three and nine months ended September 30, 2007 in the amounts of $188 and $598, respectively. The Company recognized expense, net of forfeitures, related to performance units for the three and nine months ended September 30, 2006 in the amounts of $841 and $3,626, respectively.

7.      Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2007	2006

Finished product	$69,333	$53,283
Work-in-process	41,839	37,847
Raw materials	17,140	15,828
	$128,312	$106,958

8.      Long-Term Debt

     In March 2007, the Company issued $300,000 of Convertible Senior Notes, due March 15, 2027 ("the Notes"), with interest payable semi-annually, in arrears, on March 15 and September 15, at a rate of 2.125% per annum. The Notes are unsecured obligations and rank subordinate to all future secured debt and to the indebtedness and other liabilities of the Company's subsidiaries. The Notes are convertible into shares of the Company's Class A Common Stock at an initial conversion rate of 30.6725 shares per $1,000 principal amount of the Notes, subject to adjustment. The conversion rate is based on an initial conversion price of $32.60 per share. The maximum number of shares a note-holder may receive as a result of such adjustments is 41.40. The Company may redeem the Notes at its option commencing on or after March 15, 2014. The holders have one day put rights on March 15, 2014, 2017 and 2022, to require the Company to repurchase the Notes at 100% of the principal amount, plus accrued and unpaid interest. Beginning with the period commencing on March 20, 2014 and during any six-month interest period thereafter, the Company will pay contingent interest if the average trading price of the Notes is above a specified level. The net proceeds from the issuance were $292,772 after deducting expenses, and are being used to fund business development transactions and for general corporate purposes. Deferred loan costs in the amount of $7,228 are being amortized over seven years.

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. The Company used $119,122 of this facility to repay and retire the 2001 U.S. Bank Credit Facility in October 2005. The amounts outstanding under the Senior Secured Credit Facility were subsequently repaid in December 2005 utilizing proceeds from the sale of the Generics Business. In March 2006, the asset-based, revolving loan availability was reduced to $75,000 and the term loan was cancelled. As of September 30, 2007, there were no amounts outstanding under this Facility.

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

9.   Earnings Per Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

     A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:

(Shares in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Average shares outstanding basic	43,103	53,973	42,772	53,814
Stock options	574	478	559	513
Average shares outstanding diluted	43,677	54,451	43,331	54,327

     The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended September 30, 2007 and 2006, stock options to purchase 710,000 and 927,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares. For the nine months ended September 30, 2007 and 2006, stock options to purchase 379,000 and 753,000 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares.

     The numerator for the calculation of basic and diluted EPS is net income (loss) for all periods.

     On December 28, 2006, the Company repurchased all (11,872,897 shares) of its outstanding Class B common shares.

10.   Intangible Assets and Goodwill

     Intangible assets consist principally of licenses, product rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense of recorded intangibles for the years 2007 through 2012 is currently estimated to be approximately $19,200, $21,400, $23,300, $24,700, $27,900, and $29,000, respectively.

     Intangible assets and accumulated amortization are summarized, as follows:

Net balance, December 31, 2006	$160,922

Additions	103,283
Amortization	(14,532)
Translation adjustment	1,386

Net balance, September 30, 2007	$251,059

Accumulated amortization, September 30, 2007	$167,138

     Included in the additions is $100,305 related to the September 2007 IBSA License and Distribution Agreements for the exclusive license and distribution rights to market the Flector® Patch and Tirosint® gel capsules in the United States (See Note 4).

     The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the nine months ended September 30, 2007 are, as follows:

	Pharmaceuticals	API	AH	Total
Balance December 31, 2006	$113,973	$3,682	$--	$117,655
Additions	--	--	1,078	1,078
Translation adjustment	--	254	17	271
Balance September 30, 2007	$113,973	$3,936	$1,095	$119,004

Additions to goodwill relate to two AH acquisitions in China during the second quarter of 2007 (See Note 3).

11.    Reorganization, Refocus and other Actions

     In connection with the reorganization and refocus of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs have been recorded. Severance charges not related to specific programs are not segregated from normal operations. The following table presents activity in the severance and closure and exit costs related accruals for the nine months ended September 30, 2007:

	Severance	Other Closure and Exit Costs

Balance, December 31, 2006	$568	$3,974

Charges	--	--
Adjustments	(68)	(3,293)
Payments	(195)	(175)

Translation adjustments	38	16

Balance, September 30, 2007	$343	$522

Adjustments recorded during the nine months ended September 30, 2007, relate primarily to the resolution of contractual conditions related to facility closings, revisions to facility exit cost estimates, and asset sales related to previously closed AH facilities.

     The liabilities for accrued severance as of September 30, 2007 are reflected in accrued expenses. The remaining balances for other closure and exit costs as of September 30, 2007 are included in accrued expenses and primarily relate to contractually required lease obligations and other contractually committed costs associated with facility closures. The Company expects to settle these liabilities in the near future.

12.    Pension Plans and Postretirement Benefits

U.S.

     The U.S. pension plan was frozen effective December 31, 2006.

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are as follows:
	Pension Benefits For the Three Months Ended September 30,		Postretirement Benefits For the Three Months Ended September 30,
	2007	2006	2007	2006
Service cost	$--	$496	$32	$62
Interest cost	713	766	104	231
Expected return on plan assets	(856)	(776)	--	--
Net amortization of transition obligation	--	--	--	2
Amortization of prior service cost (income)	2	(8)	(34)	(39)
Recognized net actuarial loss	3	95	79	283
Net periodic benefit cost (income)	$(138)	$573	$181	$539

	Pension Benefits For the Nine Months Ended September 30,		Postretirement Benefits For the Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$--	$1,488	$96	$110
Interest cost	2,139	2,298	312	351
Expected return on plan assets	(2,568)	(2,328)	--	--
Net amortization of transition obligation	--	--	--	2
Amortization of prior service cost (income)	6	(24)	(102)	(109)
Recognized net actuarial loss	9	285	237	359
Net periodic benefit cost (income)	$(414)	$1,719	$543	$713

     The Company expects to contribute approximately $574 to the U.S. pension plans in 2007. Through September 30, 2007, contributions of $162 have been made.

Europe

     The Norwegian pension plan was substantially frozen effective December 31, 2006.

     The net periodic benefit costs for the Company's Norwegian pension plan are, as follows:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$64	$435	$193	$1,399
Interest cost	102	430	306	1,383
Expected return on plan assets	(37)	(345)	(111)	(1,109)
Amortization of transition obligation	--	9	--	29
Amortization of prior service cost	18	26	54	84
Net periodic benefit cost	$147	$555	$442	$1,786

     The Company does not expect to make any contributions to the Norwegian pension plan in 2007.

13.      Supplemental Data
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income (expense), net:
Interest income	$5,174	$4,669	$12,018	$14,273
Interest expense	(1,844)	(234)	(3,636)	(2,852)
Amortization of debt issuance costs	(309)	(38)	(700)	(195)
	$3,021	$4,397	$7,682	$11,226
Loss on early extinguishment of debt:
Call premium	$--	$--	$--	$(18,894)
Write off deferred loan costs	--	--	--	(521)
	$--	$--	$--	$(19,415)

Other income (expense), net
Foreign exchange gains (losses), net	$(290)	$(226)	$574	$537
Other, net	(77)	(77)	(342)	(449)
	$(367)	$(303)	$232	$88

Supplemental cash flow information:

Cash paid for interest			$4,578	$6,032
Cash paid (refunded) for income taxes, net			$(2,669)	$45,598

14.      Reporting Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) as of September 30, 2007 are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans".

     The components of comprehensive income and accumulated other comprehensive income include:
	Three Months Ended September 30,		Nine Months Ended September 30,
Other Comprehensive Income:	2007	2006	2007	2006
Net Income	$15,053	$17,012	$40,047	$66,740
Change in Foreign Currency Translation	5,201	731	7,345	3,705
Change in unrealized gain (loss) on pension, net	68	--	204	--
	$20,322	$17,743	$47,596	$70,445

	September 30, 2007	December 31, 2006
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$68,150	$60,805
Prior service not yet recognized in cost	117	159
Actuarial loss not yet recognized in cost, net	(2,479)	(2,724)
	$65,788	$58,240

15.     Business Segment Information

     The Company's businesses are organized in three reportable segments, as follows: Pharmaceuticals ("Pharmaceuticals"), Active Pharmaceuticals Ingredients ("API"), and Animal Health ("AH"). Each business has a segment president who reports to the CEO.

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

	Three Months Ended September 30,
	2007	2006	2007	2006
Revenues			Operating Income

Pharmaceuticals	$42,435	$34,749	$4,549	$8,088
API	42,617	42,655	7,444	10,272
AH	90,746	87,926	18,326	17,894
Unallocated and eliminations	--	15	(10,582)	(14,028)
	$175,798	$165,345	$19,737	$22,226

	Nine Months Ended September 30,
	2007	2006	2007	2006
	Revenues	Operating Income

Pharmaceuticals	$119,499	$103,644	$5,496	$27,339
API	138,702	127,660	30,664	37,991
AH	265,098	252,201	52,680	51,268
Unallocated and eliminations	--	16	(35,132)	(44,090)
	$523,299	$483,521	$53,708	$72,508

16.     Income Taxes

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax losses and credits.

     Based on the Company's assessment of the above factors, the effective tax rates for continuing operations for the three and nine months ended September 30, 2007, were 33% and 35%, respectively. The Company's financial results in the fourth quarter of 2007 will include the $60,000 upfront payment made from Alpharma Ireland to IDEA in October 2007 (See Note 19), for which no tax benefits are expected to be recorded in 2007. As a result, the Company expects its full year 2007 effective tax rate to be significantly higher than prior periods.

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

     The Company recognizes both interest expense and penalties as part of the related income tax liabilities. During the three and nine month periods ended September 30, 2007, the amount of accrued interest and penalties was not material. At September 30, 2007, the Company had $1,633 of accrued interest and penalties included in non-current liabilities.

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

     In addition to the potential for personal injury damages to the approximately 152 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs have appealed the verdict. The court has ruled that future trials are on hold pending the outcome of the appeal. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,000 in 2005, $22,200 in 2006 and $14,900 in the first three quarters of 2007.

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

     In August 2007 the Company paid a reduced criminal fine of $780 in settlement of specified past accidental discharge activities at the Oslo API facility. Separately, in September 2007, the environmental authority having jurisdiction over the Oslo API plant of the Company gave the Company notice that it believes certain ordinary course discharge activities at the facility have not been in compliance with discharge levels permitted under the Company's permit during that period. The Company has responded to the authority's request for further information and indicated it believes it has been in compliance with its permit with respect to its ordinary course discharge activities.

     The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

Information Request

     On February 28, 2007, the Company received a subpoena from the U.S. Department of Justice requesting certain documents relating to the marketing of Kadian®. The subpoena did not disclose any allegations underlying this request. The Company is fully cooperating with the U.S. Department of Justice.

FLSA Class Action

     A purported class action lawsuit has been filed with the United States District Court in New Jersey. The complaint alleges that, among other things, (i) over 200 of the Company's U.S. based Pharmaceuticals sales representatives were denied overtime pay, in violation of state and federal labor laws, by being paid for forty hour weeks even though they worked in excess of fifty-five hours per week, and (ii) that the Company violated federal record-keeping requirements. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which will be material to the Company's financial position.

Average Wholesale Price Litigation

     The Company, and in certain instances, its wholly-owned Pharmaceuticals' subsidiary, are defendants in various lawsuits in state, city and county courts, based upon allegations that fraudulent Average Wholesale Prices ("AWP") were reported in connection with the Company's one Pharmaceuticals product for varying numbers of years under governmental Medicaid reimbursement programs. The plaintiffs in these cases include state government entities that made Medicaid payments for the drug at issue based on AWP. These lawsuits vary with respect to the particular causes of action and relief sought. The relief sought in these lawsuits includes statutory causes of action including civil penalties and treble damages, common law causes of action, and declaratory and injunctive relief, including, in certain lawsuits, disgorgement of profits. All lawsuits are in early stages of discovery. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

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

18. Recent Accounting Pronouncements

     Proposed FASB Staff Position (FSP) number APB 14-a, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)", was issued for comments with a comment deadline of October 15, 2007. If adopted, it will be effective for companies with fiscal years beginning after December 15, 2007, with retrospective application. Early adoption is not permitted. FSP APB 14-a specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

     If FSP number APB 14-a is adopted, the Company's accounting for its $300,000 Convertible Senior Notes (the "Notes") will be impacted. The Company is currently evaluating the potential impact; but estimates that implementation would result in an approximately $80,000 reduction in its March 31, 2007 Note balance outstanding, with a corresponding increase in equity. The Company also estimates that if adopted, the 2008 and retrospective 2007 application of the standard would result in increased interest expense of approximately $10,000 and $7,000 for the years ending 2008 and 2007, respectively.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP") in the United States and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a "market-based" as opposed to an "entity-specific" measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. The Company is evaluating the potential impact of SFAS 157, which is to be adopted effective January 1, 2008, and applied prospectively.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing U.S. GAAP. SFAS 159 is effective January 1, 2008. The Company is evaluating the potential impact of SFAS 159.

19. Subsequent Event

IDEA AG ("IDEA")

     In October 2007, the Company's affiliate, Alpharma Ireland Limited ("Alpharma Ireland"), closed on an agreement with IDEA AG ("IDEA"), a privately held biopharmaceutical company with headquarters in Munich, Germany. The agreement provides the Company with an exclusive license to the United States rights to ketoprofen in Transfersome® gel, a prescription topical non-steroidal anti-inflammatory drug ("NSAID") in Phase III clinical development.

     The terms of the license agreement between Alpharma Ireland and IDEA include a $60,000 payment that was made in connection with the October 2007 closing. The agreement also includes three clinical and regulatory progress milestone payments ("progress milestone payments") totaling $77,000 that are expected to be paid over the next 15 months, based upon IDEA's achievement of contractually-specified conditions. An additional milestone payment of either $45,000 or $65,000 is conditioned on U.S. product approval (with the higher amount dependent upon the achievement of a specified end point in one of the clinical trials).

     IDEA has agreed to pay the costs of specified studies it is undertaking to obtain FDA approval of ketoprofen in Transfersome® gel. Under the terms of the agreement, if both the first and second progress milestone payments totaling $37,000 are not paid to IDEA by January 1, 2008, IDEA has the option, during the period January 1, 2008 to December 31, 2009, to receive a loan of up to $20,000 from Alpharma Ireland in support of its clinical development program. Any outstanding loan amounts will become due and payable by IDEA immediately upon its receipt of both the first and second progress milestone payments. All outstanding loan amounts will bear interest at a rate of one month LIBOR plus 1.5% and, if not due earlier, will be due on December 31, 2009.

     The terms of the agreement also include the issuance of two series of stock warrants to IDEA for the purchase of shares of the Company's Class A common stock. Both series vest only upon FDA approval of the product in the United States. The amount and pricing of the Phase III Milestone ("Series A") warrants are tied to positive phase III results, and the Form of Approval ("Series B") warrants are tied to FDA approval. The strike price for the Series A warrants will be determined by applying a 50% premium to the 30 day average stock price immediately preceding the announcement of positive phase III results; with a minimum exercise price per share of $22.50. The strike price for the Series B warrants will be determined by applying a 25% premium to the 30 day average stock price immediately following the FDA approval date; with a minimum exercise price per share of $18.75. For both the Series A and B warrants, the number of shares eligible to be purchased under the warrants will be determined by dividing $50,000 for each series by the respective strike price for each series. Upon vesting at the time of FDA approval, both series of warrants have a term of approximately five years, with a limit of ten years from the date of entering into the agreement.

     The agreement includes commitments whereby the Company is required to spend pre-determined minimum amounts for the commercialization of the product, (including selling, marketing and medical educational expenses) during the first four years following the product's launch.

     The agreement also includes the future payment of royalties based on annual net sales applied to a tiered structure. The Company's royalty payments to IDEA will be calculated starting at 5% of annual net sales of the product up to a maximum royalty rate of 24%, based upon contractually agreed annual net sales levels.

     The license agreement expires upon the later of the expiration of all U.S. patent rights licensed by IDEA to Alpharma Ireland or 2029.

     In connection with the closing in October 2007, Alpharma Ireland paid $60,000 to IDEA and issued both series of stock warrants. In addition, during the third quarter of 2007, the Company recorded approximately $1,900 in transaction-related costs.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

     The Company is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company's businesses are organized in three business segments. The Company currently markets one branded human pharmaceutical prescription product that is contract manufactured by a third party, an extended release morphine sulfate pain medication sold under the trademark Kadian®, in the U.S. and is in the process of developing, commercializing, and launching a series of other products over the next few years. The Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients ("APIs") that are used primarily by third parties in the manufacturing of generic and branded pharmaceutical products. It also manufactures and markets animal health products in various formulations and dosage forms.

     In October 2007, the Company's affiliate, Alpharma Ireland Limited, closed on an agreement with IDEA AG, to license the exclusive U.S. rights to ketoprofen in Transfersome® gel, a prescription topical non-steroidal anti-inflammatory drug ("NSAID") in Phase III clinical development (See Note 19).

     In September 2007, the Company's affiliate, Alpharma Pharmaceuticals LLC, closed on two license and distribution agreements with Institut Biochimique SA ("IBSA") to market two FDA approved products in the United States: the Flector® Patch and Tirosint® gel capsules (See Note 4).

     On December 19, 2005, the Company sold its worldwide human generic pharmaceutical business (the "Generics Business") to Actavis Group hf ("Actavis") for $810 million in cash. On March 31, 2006, the Company completed the sale of its generic telemarketing distribution business, ParMed Pharmaceuticals, Inc. ("ParMed") for $40.1 million in cash. Both the Generics Business and ParMed are classified as discontinued operations in the Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).

Results of Continuing Operations - Three months ended September 30, 2007

The Company's business segments are defined, as follows:

Pharmaceuticals	Pharmaceuticals
API	Active Pharmaceutical Ingredients
AH	Animal Health

     Total revenues increased 6.4% for the quarter ended September 30, 2007 compared to the same quarter of 2006. Operating income was $19.7 million in the third quarter of 2007 compared to $22.2 million in 2006. Diluted earnings (loss) per share was $0.34 in 2007 compared to $0.31 in 2006.

The following summarizes revenues and operating income by segment:

Three Months Ended Sept. 30,	Revenues			Operating Income
	2007	2006	%	2007	2006	%
Pharmaceuticals	$42.4	$34.7	22.2%	$4.6	$8.1	(43.2)%
API	42.6	42.7	(0.2)%	7.4	10.3	(28.2)%
AH	90.8	87.9	3.3%	18.3	17.9	2.2%
Unallocated and Eliminations	--	--	N/M	(10.6)	(14.1)	24.8%
Total	$175.8	$165.3	6.4%	$19.7	$22.2	(11.3)%

N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues increased $7.7 million, or 22.2%, to $42.4 million in the third quarter of 2007, compared to $34.7 million in 2006. The revenue growth was principally attributable to increased volumes driven by script growth and higher year-over-year pricing.

     Revenues in API of $42.6 million were consistent with third quarter 2006 levels. Increased vancomycin volumes and favorable foreign exchange were offset by lower volumes of certain other products.

     AH revenues increased $2.9 million, or 3.3%, to $90.8 million compared to $87.9 in the third quarter of 2006. Translation of revenues into the U.S. dollar increased AH revenues by approximately $1.5 million in comparison to the third quarter of 2006. Excluding the year-over-year effects of currency, AH revenues increased 1.6% versus the prior year. The increase in revenues reflects revenue gains in the European and Latin American markets.

Gross Profit:

     On a Company-wide basis gross profit in the third quarter of 2007 increased $4.4 million compared to the third quarter of 2006. Excluding a one time favorable settlement of a contract dispute in the AH business of $1.1 million, gross profit increased $3.3 million. As a percentage of sales overall gross profit margin was 56.3% in 2007, versus 57.2% in 2006. The majority of the year-over-year decline in gross profit margin was attributable to the unfavorable effects of currency.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses in the third quarter of 2007 increased $0.7 million as compared to the third quarter of 2006. Excluding a favorable settlement of a contract dispute in the AH business of $1.6 million, SG&A expenses increased $2.3 million. Foreign exchange had an unfavorable impact of $1.8 million in the year-over-year change in SG&A expenses. The remainder of the increase principally relates to additional operational infrastructure to support growth initiatives in the Pharmaceuticals and API businesses, partially offset by lower corporate and unallocated expenses. As a percentage of revenues, SG&A expense declined from 37.0% in the third quarter of 2006 to 35.2% in 2007.

     Research and development expenses increased $6.5 million in the third quarter of 2007 in comparison to 2006, due primarily to spending for clinical trials related to abuse-deterrent opioid product development programs in Pharmaceuticals. As a percentage of revenues, R&D expense amounted to 10.0% in 2007 versus 6.7% for the three months ended September 30, 2006.

     Asset impairments and other (income) expense amounted to income of $0.3 million in the third quarter of 2007, consisting principally of facility exit cost adjustments related to previously closed AH facilities.

Operating Income:

     Operating income ("OI") decreased by $2.5 million. The change in operating income is summarized as follows:
	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2006 as reported	$8.1	$10.3	$17.9	$(14.1)	$22.2
Research and development	(5.2)	0.3	(1.6)	--	(6.5)
Facility exit cost adjustments	--	--	0.3	--	0.3
Settlement of contract dispute	--	--	2.7	--	2.7
Net OI increase (decrease) due to volume, price, new products, foreign exchange and expenses	1.7	(3.2)	(1.0)	3.5	1.0
2007 as reported	$4.6	$7.4	$18.3	$(10.6)	$19.7

Interest Income (Expense), net:

     The Company reported net interest income of $3.0 million for the third quarter of 2007 compared to $4.4 million of interest income in last year's third quarter. An analysis of the components of interest income (expense), net is, as follows:
	Three Months Ended Septemer 30,
	2007	2006

Interest income	$5.2	$4.7
Interest expense	(1.9)	(0.3)
Amortization of debt issuance costs	(0.3)	--
	$3.0	$4.4

Other Income (Expense), net:

     A detail of Other income (expense), net follows:
	Three Months Ended September 30,
	2007	2006

Foreign exchange gains (losses), net	$(0.3)	$(0.2)
Other, net	(0.1)	(0.1)
	$(0.4)	$(0.3)

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax losses and credits.

     Based on the Company's assessment of the above factors, the effective tax rates for continuing operations for the three and nine months ended September 30, 2007, were 33% and 35%, respectively. The Company's financial results in the fourth quarter of 2007 will include the $60 million upfront payment made from Alpharma Ireland to IDEA in October 2007 (See Note 19), for which no tax benefits are expected to be recorded in 2007. As a result, the Company expects its full year 2007 effective tax rate to be significantly higher than prior periods.

Results of Continuing Operations - Nine months ended September 30, 2007

The following summarizes revenues and operating income by segment:

Nine Months Ended Sept. 30,	Revenues			Operating Income
	2007	2006	%	2007	2006	%
Pharmaceuticals	$119.5	$103.6	15.3%	$5.4	$27.3	(80.2)%
API	138.7	127.7	8.6%	30.7	38.0	(19.2)%
AH	265.1	252.2	5.1%	52.7	51.3	2.7%
Unallocated and Eliminations	--	--	N/M	(35.1)	(44.1)	(20.4)%
Total	$523.3	$483.5	8.2%	$53.7	$72.5	(25.9)%

N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues increased $15.9 million, or 15.3%, to $119.5 million in the first nine months of 2007 compared to $103.6 million in 2006. The revenue growth was principally attributable to increased volumes driven by script growth, higher year-over-year pricing, and the launch of an additional dosage strength (new line extensions) of Kadian®.

     Revenues in API increased $11.0 million, or 8.6%, to $138.7 million compared to $127.7 million in the first nine months of 2006. A small portion of API revenues are denominated in currencies other than the U.S. dollar. Translation of these revenues into the U.S. dollar increased API revenues by approximately $2.5 million in comparison to the first nine months of 2006. Excluding the year-over-year effects of currency, API revenues increased 6.7% versus the prior year. The revenue increase was primarily attributable to increased volumes, principally related to vancomycin.

     AH revenues increased $12.9 million, or 5.1% versus the first nine months of 2006. Translation of revenues into the U.S. dollar increased AH revenues by approximately $4.2 million in comparison to the first nine months of 2006. Excluding the year-over-year effects of currency, AH revenues increased 3.4% versus the first nine months of 2006. The increase in revenues was due primarily to higher volumes in both U.S. poultry and livestock, as well as increased revenues in the European and Latin American markets.

Gross Profit:

     On a Company-wide basis gross profit increased $13.0 million in 2007 compared to the same period of 2006. As a percentage of sales, overall gross profit margin was 57.3% in 2007, versus 59.3% in 2006, with the decline principally attributable to the unfavorable effects of currency, lower year-over-year pricing in API, and higher production costs in API and AH, primarily for raw materials and energy.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses increased $6.5 million in 2007 as compared to 2006. Foreign exchange had an unfavorable impact of $4.4 million on the year-over-year change in SG&A expenses. The remainder of the dollar increase principally relates to higher volume and additional operational infrastructure to support growth initiatives in all three businesses, partially offset by lower corporate and unallocated expenses. As a percentage of revenues, SG&A expenses decreased from 38.6% in 2006 to 36.9% in 2007.

     Research and development expenses increased $28.6 million in the first nine months of 2007 compared to 2006, due primarily to spending related to clinical trials related to abuse-deterrent opioid product development programs in Pharmaceuticals. Also included in 2007 research and development expenses are year to date payments of $2.0 million under an exclusive licensing agreement with Tris Pharma, Inc., whereby the Company will gain access to a proprietary drug delivery platform. As a percentage of revenues, R&D expenses amounted to 10.7% in 2007 versus 5.7% for the nine months ended September 30, 2006.

     Asset impairments and other (income) expense amounted to income of $3.3 million for the nine months ended September 30, 2007 and pertained to facility exit cost adjustments and asset sales related to previously closed AH facilities.

Operating Income:

     Operating income decreased by $18.8 million. The change in operating income is summarized as follows:
	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2006 as reported	$27.3	$38.0	$51.3	$(44.1)	$72.5
Research and development	(24.8)	(0.9)	(2.9)	--	(28.6)
Facility exit cost adjustments and asset sales	--	--	3.3	--	3.3
Settlement of contract dispute	--	--	2.7	--	2.7
Net OI increase (decrease) due to volume, price, new products, foreign exchange and expenses	2.9	(6.4)	(1.7)	9.0	3.8
2007 as reported	$5.4	$30.7	$52.7	$(35.1)	$53.7

Interest Income (Expense), net:

     The Company reported net interest income of $7.7 million for the first three quarters of 2007 compared to $11.2 million of net interest income in the comparable period last year. Interest expense in 2007 includes interest on the $300 million Convertible Senior Notes issued in March 2007. An analysis of the components of interest income (expense), net is, as follows:
	Nine Months Ended September 30,
	2007	2006

Interest income	$12.0	$14.3
Interest expense	(3.6)	(2.9)
Amortization of debt issuance costs	(0.7)	(0.2)
	$7.7	$11.2

Loss on Extinguishment of Debt:

     Results for the nine months ended September 30, 2006 include the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's outstanding long-term debt in January 2006.

Other Income (Expense), net:

     A detail of Other income (expense), net follows:
	Nine Months Ended September 30,
	2007	2006

Foreign exchange gains (losses), net	$0.6	$0.5
Other, net	(0.4)	(0.4)
	$0.2	$0.1

Tax Provision

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax losses and credits.

     Based on the Company's assessment of the above factors, the effective tax rates for continuing operations for the three and nine months ended September 30, 2007, were 33% and 35%, respectively. The Company's financial results in the fourth quarter of 2007 will include the $60 million upfront payment made from Alpharma Ireland to IDEA in October 2007 (See Note 19), for which no tax benefits are expected to be recorded in 2007. As a result, the Company expects its full year 2007 effective tax rate to be significantly higher than prior periods.

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

Liquidity and Capital Resources

     At September 30, 2007, the Company had $332.8 million in cash and cash equivalents. Interest income earned on investments was $12.0 million for the first nine months of 2007 and is classified as a component of Interest income (expense), net in the Consolidated Statements of Income.

     In March 2007, the Company issued $300 million of Convertible Senior Notes, due March 2027. The net proceeds from the issuance, after deducting expenses, were $292.8 million. The net proceeds are being used to fund business development transactions and for general corporate purposes.

     Cash flow from operations for the nine months ended September 30, 2007 was $66.0 million, compared to $5.1 million provided from operations in the first nine months of 2006. During the first nine months of 2007, the Company received net cash tax refunds of $2.7 million versus $45.6 million paid for cash taxes in the first nine months of 2006, which is included in the overall change.

     Cash flow used in investing activities for the first nine months of 2007 included $100.3 million related to the Company's licensing agreement with IBSA and $6.9 million related to the Company's acquisitions in China (See Notes 3 and 4). Cash flow used in investing activities also included capital expenditures of $41.8 million, of which approximately $6.9 million related to the manufacturing alliance with Hisun (See Note 3). Cash flow provided by investing activities for the first nine months of 2006 included the proceeds from the sale of ParMed of $40.1 million.

     The cash flow provided by financing activities in the first nine months of 2007 was $305.1 million compared with a use of $429.4 million last year. Cash flow from financing activities in the first nine months of 2007 includes the net proceeds ($292.8 million) from the issuance of $300 million in Convertible Senior Notes and net proceeds ($6.4 million) from a revolving credit facility for the Company's entities in The People's Republic of China. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million.

     Working capital at September 30, 2007, was $443.5 million compared to $198.0 million at December 31, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital is primarily related to the $292.8 million of cash received in conjunction with the issuance of Convertible Senior Notes in March 2007. In addition to the increase in cash, the increase in current assets reflects increases in inventory levels as a result of higher volumes and supply chain planning in anticipation of expected increased market demand for certain products.

    Stockholders' equity at September 30, 2007 was $777.7 million compared to $724.0 million at December 31, 2006. The increase in Stockholders' Equity in 2007 resulted primarily from net earnings for the first nine months of 2007. The accumulated deficit decreased by $35.3 million reflecting first three quarters net earnings, partially offset by the impact ($4.7 million) of the implementation of FIN 48. At September 30, 2007, due primarily to the cumulative weakening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $65.8 million compared to $58.2 million at December 31, 2006.

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of September 30, 2007. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007.

(b) Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting during the three-month period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

----------

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other important potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Form 10-K for the year ended December 31, 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 17 to the Company's Consolidated Financial Statements included in Part 1 of this Report for a discussion of material developments in the Company's legal proceedings.

Item 1A. Risk Factors

     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors other than as described below.

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

     Through its Exclusive License Agreement with IDEA AG, which closed in October 2007, the Company's subsidiary, Alpharma Ireland Limited, agreed that IDEA AG will conduct the clinical development and testing of its licensed product candidate, ketoprofen in Transfersome® gel in order to obtain FDA approval for it. The prospects and timing of FDA approval of ketoprofen in Transfersome® gel will depend, in large part, upon the efforts of IDEA AG in executing the mutually agreed clinical and regulatory plan. There can be no assurance that ketoprofen in Transfersome® gel will ever be approved by the FDA, in which case, the Company would receive no return on its investment in the product candidate.

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

     The Company has affiliations, license agreements and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company's vendors and third-party contract manufacturers, including Actavis, currently the sole source of supply for Kadian®, and Institut Biochimique SA ("IBSA"), the holder of the New Drug Application and sole source supplier of Flector® Patch (through IBSA's contract manufacturer, Teikoku Seiyaku Co. Ltd.) once it is launched in the U.S., are subject to regulatory compliance similar to those described herein with respect to the Company. If any one of these third parties is found to have significant regulatory violations, the Company could be materially negatively impacted if such violations result in an interruption of the supply of a product which relates to material Company sales. While the Company takes measures where economically feasible and available to secure back-up suppliers, many of the Company's products come from a sole source supplier. There can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company's products to its customers or that these problems will not otherwise materially impact the Company's business.

     See "An interruption in the supply of Kadian® would be materially adverse to the Company's operations" in the Risk Factors in the Company's Form 10-K for the year ended December 31, 2006.

A delay in or the failure to launch Flector® Patch, Tirosint® and Kadian® NT could be materially adverse to the Company's operations.

     Two significant patents on the Company's Kadian® product will expire in 2010 and the other patent will expire in 2011, although patent protection may be lost at an earlier date under certain circumstances. (See "The Company's branded drug product, Kadian®, may experience general generic competition" in the Risk Factors in the Company's Form 10-K for the year ended December 31, 2006). Pharmaceuticals has commenced Phase III activities on a new abuse deterrent form of extended release morphine which the Company intends to offer as an alternative to Kadian® prior to expiration of the patents. Assuming a successful Phase III outcome, the Company is targeting an NDA filing in the first half of 2008. A failure of the Phase III studies or a delay in the timing of the Phase III activities could cancel or delay the NDA filing and the launch of this abuse deterrent form of extended release morphine sulfate.

     In connection with its Exclusive License and Distribution Agreements, dated August 16, 2007, with IBSA (the "IBSA Agreements"), the Company's subsidiary, Alpharma Pharmaceuticals LLC ("Alpharma Pharmaceuticals"), has made substantial investments with respect to its Flector® Patch and Tirosint® products, including scaling up its sales force and other infrastructure as well as the payment of a $100 million upfront fee in order to obtain the rights to these products. The IBSA Agreements also set out required time periods within which Alpharma Pharmaceuticals must launch each of the products and certain requirements for Alpharma Pharmaceuticals to purchase a minimum amount of the products from IBSA. The Company's failure to launch these products or comply with the minimum purchase requirements according to the time line set forth in the IBSA Agreements could materially adversely affect the Company's financial results and operations.

The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships.

     The Company intends to continue to pursue product-specific licensing, marketing agreements, co-development opportunities and other partnering arrangements. The Company may also pursue selective product and company acquisitions. The Company cannot be sure that it will be able to locate suitable partners for these transactions. In addition, assuming the Company identifies suitable partners, the process of effectively entering into these arrangements involves risks that the Company's management's attention may be diverted from other business concerns and that the Company may have difficulty integrating the new arrangements into its existing business. In addition, certain transactions could adversely impact earnings as the Company incurs development and other expenses related to the transactions and the Company could incur debt to complete these transactions. Debt instruments could contain contractual commitments and covenants that could adversely affect the Company's cash flow and its ability to operate its business.

     Additionally, certain of the Company's partners, such as IBSA, have entered into arrangements with third parties relating to supply of the Company's products. The Company does not have any control over such third party arrangements.

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

     In August 2007 the Company paid a reduced criminal fine of $780 in settlement of specified past accidental discharge activities at the Oslo API facility. Separately, in September 2007, the environmental authority having jurisdiction over the Oslo API plant of the Company gave the Company notice that it believes certain ordinary course discharge activities at the facility have not been in compliance with discharge levels permitted under the Company's permit during that period. The Company has responded to the authority's request for further information and indicated it believes it has been in compliance with its permit with respect to its ordinary course discharge activities.

     The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

Item 5.

     On October 25, 2007, the Alpharma Inc. Change in Control Plan was amended (i) to provide new definitions that are compliant with Section 409A of the Code, and (ii) to set forth the method for determining "specified employees".

     On October 25, 2007, the Alpharma Inc. Severance Plan was amended (i) to provide new definitions that are compliant with Section 409A of the Code, and (ii) to set forth the method for determining "specified employees".

Item 6. Exhibits

(a)     Exhibits
4.1	Warrant issued to Idea AG, dated October 12, 2007.

4.2	Warrant issued to Idea AG, dated October 12, 2007.

10.1*	Operation Services Agreement between Zhejiang Hisun Pharmaceutical Co., Ltd. and Alpharma (Taizhou) Pharmaceutical Co., Ltd., dated July 3, 2007 is filed as an Exhibit to this Report.

10.2*	Acquisition and Construction Agreement between Zhejiang Hisun Pharmaceutical Co., Ltd. and Alpharma (Taizhou) Pharmaceutical Co., Ltd., dated July 3, 2007 is filed as an Exhibit to this Report.

10.3*	Lease Agreement between Zhejiang Hisun Pharmaceutical Co., Ltd. and Alpharma (Taizhou) Pharmaceutical Co., Ltd., dated July 3, 2007 is filed as an Exhibit to this Report.

10.4

Letter Amendment to Amended and Restated Loan and Security Agreement dated March 14, 2007, among the Company, certain of its subsidiaries, Bank of America and other lenders is filed as an Exhibit to this Report.

10.5

Letter Amendment to Amended and Restated Loan and Security Agreement, dated August 24, 2007, among the Company, certain of its subsidiaries, Bank of America and other lenders is filed as an Exhibit to this Report.

10.6*

Letter Amendment to Amended and Restated Loan and Security Agreement, dated September 3, 2007, among the Company, certain of its subsidiaries, Bank of America and other lenders is filed as an Exhibit to this Report.

10.7

Letter Amendment to Amended and Restated Loan and Security Agreement, dated October 22, 2007, among the Company, certain of its subsidiaries, Bank of America and other lenders is filed as an Exhibit to this Report.

10.8*	Exclusive License and Distribution Agreement between IBSA Institut Biochimique SA (Switzerland) and Alpharma Pharmaceuticals LLC, dated August 16, 2007 is filed as an Exhibit to this Report.

10.9*

Exclusive License and Distribution Agreement for Tirosint between IBSA Institut Biochimique SA (Switzerland) and Alpharma Pharmaceuticals LLC, dated August 16, 2007 is filed as an Exhibit to this Report.

10.10*	Exclusive License Agreement between IDEA AG and Alpharma Ireland Limited, dated September 4, 2007 is filed as an Exhibit to this Report.

10.11	Registration Rights Agreement between Alpharma Inc., IDEA AG and any Stockholders dated October 12, 2007 is filed as an Exhibit to this Report.

10.12	Alpharma Inc. Severance Plan, Amended and Restated effective January 1, 2008 is filed as an Exhibit to this Report.

10.13	Alpharma Inc. Change In Control Plan, Amended and Restated effective January 1, 2008 is filed as an Exhibit to this Report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32.0	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: October 30, 2007	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Executive Vice President and Chief Financial Officer
Date: October 30, 2007	/s/ Donald I. Buzinkai Donald I. Buzinkai Vice President, Controller and Principal Accounting Officer