Form 10-K
period 2007-12-31
ALPHARMA INC
filed 2008-02-27
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007	Commission File No. 1-8593
ALPHARMA INC. (Exact name of registrant as specified in its charter)
Delaware	22-2095212
(State of Incorporation)	(I.R.S. Employer Identification No.)
440 U.S. Highway 22 East, Bridgewater, New Jersey 08807 (Address of principal executive offices) zip code
908-566-3800 (Registrant's Telephone Number Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered

Class A Common Stock, $.20 par value	New York Stock Exchange
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of or "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer [X]

Accelerated Filer [_]

Non-accelerated Filer [_ ]

Smaller Reporting Company [_ ]

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Securities Exchange Act of 1934) YES [_] NO [X]

The aggregate market value of the voting stock of the Registrant (Class A Common Stock, $0.20 par value) as of June 30, 2007, was $1,134,235,000 and as of February 26, 2008 was $1,172,514,000.
The number of shares outstanding of each of the Registrant's classes of common stock as of February 26, 2008 was:

Class A Common Stock, $0.20 par value - 44,162,468 shares

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2008 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit index.

Trademarks

     The following are trademarks and service marks belonging to the Company, licensed to the Company, or otherwise used throughout this Form 10-K: ALBAC®, AUREOMYCIN®, AVATEC®, BIO-COX®, BMD® BOVATEC®, CHLORMAX®, CYGRO®, DECCOX®, EMBEDA™, FLECTOR®(a registered trademark of Institut Biochimique S.A.), HISTOSTAT®, KADIAN®, REPORCIN®, ROBENZ®, ROFENAID®, 3-NITRO®, TIROSINT® (a registered trademark of Institut Biochimique S.A.), TRANSFERSOME® (a registered trademark of IDEA AG Corporation) and ZOAMIX®.

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

PART I

Item 1. Business

GENERAL

     Alpharma is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company markets two branded pharmaceutical prescription products that are manufactured by third-parties, an extended release morphine sulfate pain medication sold under the trademark KADIAN, in the U.S. and a topical non-steroidal anti-inflammatory ("NSAID") patch product sold in the U.S., beginning in January 2008, under the trademark FLECTOR. The Company manufactures and markets a line of fermentation-based active pharmaceutical ingredients and one chemically synthesized active pharmaceutical ingredient (collectively "APIs") that are used primarily by third parties in the manufacture of finished dose products. The Company manufactures and markets animal health products, consisting primarily of medicated feed additives ("MFAs") and water soluble therapeutics for production animals, principally poultry, cattle and swine.

The Company presently conducts business in more than 80 countries and has approximately 2,000 employees in over 20 countries. For the year ended December 31, 2007, the Company reported revenues of approximately $722.4 million.

On February 6, 2008, the Company announced that it had entered into an agreement to sell its Active Pharmaceutical Ingredients business to certain investment funds managed by 3i, a global private equity and venture capital company. The transaction is expected to close in the second quarter of 2008, pending regulatory approvals and other customary closing conditions.

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

Discontinued Operations

     On December 19, 2005, the Company sold its worldwide human generics pharmaceutical business (the "Generics Business"), excluding ParMed Pharmaceuticals Inc. ("ParMed"), its generics pharmaceutical telemarketing distribution unit, to Actavis Group hf ("Actavis") for cash in the amount of $810 million. The form of this transaction included the sale of all of the Company's subsidiaries that were, as of the closing of the transaction, engaged solely in the Generics Business and a transfer of the assets and liabilities related to the Generics Business from those subsidiaries of the Company that, as of the closing of the transaction, engaged in both the Generics Business and other businesses of the Company.

     As a result of the Generics Business transaction, substantially all of the material liabilities (including without limitation, claims, lawsuits and other contingent liabilities) of the Generics Business were transferred to Actavis or entities owned by Actavis. The Company made certain representations and warranties to Actavis regarding the Generics Business as a part of the transaction, and subject to certain limitations, agreed to indemnify Actavis to the extent that such representations and warranties were incorrect. In addition, the Company retained liability for certain specified liabilities which the Company believes are not, in the aggregate, material to the Company and may be held responsible for certain liabilities of the Generics Business transferred to Actavis in the event that Actavis fails to or is unable to satisfy such liabilities. The financial statements contained in this 10-K Report present the Generics Business as a discontinued operation.

On March 31, 2006, the Company sold ParMed, its generics pharmaceutical telemarketing distribution business, to Cardinal Health for cash in the amount of $40.1 million. ParMed is presented in the financial statements contained in this 10-K Report, as a discontinued operation.

    As such, throughout this 10-K Report, "Discontinued Operations" refers to the Generics Business and ParMed. For further information on the Discontinued Operations, see the discussion of Discontinued Operations in Item 7 of this 10-K Report, and see Note 3 to the Consolidated Financial Statements included in Item 8 of this 10-K Report.

Management and Financial Reporting Structure

     The Company operates in the human and animal pharmaceuticals industries and has three businesses within these industries: Pharmaceuticals, Active Pharmaceutical Ingredients ("API") and Animal Health ("AH").

     The following table shows the revenues and operating income or loss of each of the Company's business segments and its Discontinued Operations for the past three years:

	Revenues			Operating Income (loss)
	2007	2006	2005	2007	2006	2005

Pharmaceuticals (a)	$167.7	$138.2	$101.6	$(61.5)	$28.3	$23.6
Active Pharmaceutical Ingredients (b)	187.6	168.7	138.4	34.0	51.8	52.4
Animal Health	367.1	346.9	325.1	72.6	71.5	66.3
Unallocated and eliminations	--	--	(11.5)	(44.4)	(56.0)	(47.5)
Continuing Operations	722.4	653.8	553.6	0.7	95.6	94.8
Discontinued Operations	--	17.1	870.2	--	2.4	44.6
Total	$722.4	$670.9	$1,423.8	$0.7	$98.0	$139.4

  Pharmaceuticals 2007 operating loss includes a $60.0 million upfront payment to IDEA AG ("IDEA") for the exclusive U.S. license rights to ketoprofen in TRANSFERSOME gel.

  API 2006 operating income includes a $7.8 million curtailment gain related to freezing a Norwegian defined benefit pension plan.

     For additional financial information concerning the Company's business segments see Note 23 to the Consolidated Financial Statements included in Item 8 of this 10-K Report.

Internet Website

     The Company maintains an Internet website at www.alpharma.com. The Company makes available free of charge on its website its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 and Section 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

NARRATIVE DESCRIPTION OF BUSINESS

PHARMACEUTICALS ("Pharmaceuticals")

      Pharmaceuticals is focused primarily on the prescription pain management market in the United States. It markets two branded pharmaceutical prescription products, an extended release morphine sulfate pain medication sold in the U.S. under the trademark KADIAN and a NSAID patch product sold in the U.S. beginning in January 2008, under the trademark FLECTOR. Both drugs are manufactured by third parties. For the year ended December 31, 2007, Pharmaceuticals had product sales, consisting solely of KADIAN, of approximately $167.7 million and an operating loss of approximately $61.5 million, which includes a $60.0 million upfront payment to IDEA for the exclusive U.S. license rights to ketoprofen in TRANSFERSOME gel. KADIAN accounted for approximately 23% of the Company's total revenues in 2007 and all of Pharmaceuticals' revenues.

     Product Lines. KADIAN is an extended release morphine sulfate product that, until June 2006, F.H. Faulding & Co. Limited (now integrated with Mayne Group Limited) licensed to Pharmaceuticals pursuant to a perpetual, royalty-free license. During the second quarter of 2006, Mayne Nickless Limited assigned the patent rights to Pharmaceuticals. In October, 2006, the Company received FDA approval for KADIAN 80 mg dosage strength and launched this line extension in the fourth quarter of 2006. In February 2007, the Company received FDA approval for KADIAN 200 mg dosage strength and launched this line extension during the second quarter of 2007. In February 2007, the Company also received FDA approval for KADIAN 10 mg dosage strength and launched this line extension during the third quarter of 2007.

FLECTOR Patch is the first prescription topical NSAID approved by the FDA in the U.S. Patent-protected FLECTOR Patch delivers anti-inflammatory and analgesic effects of diclofenac epolamine and is indicated for the topical treatment of acute pain due to minor strains, sprains, and contusions. During the third quarter of 2007, the Company obtained exclusive license and distribution rights from Institut Biochimique SA ("IBSA"), a privately-owned, global pharmaceutical company headquartered in Lugano, Switzerland, to market FLECTOR Patch in the United States. The Company launched FLECTOR Patch in the U.S. in January 2008.

As part of the agreement entered into with IBSA in the third quarter of 2007, the Company also received exclusive U.S. license and distribution rights to TIROSINT gel capsules containing levothyroxine sodium for thyroid hormone replacement therapy, approved by the FDA in 2006. TIROSINT gel capsules are indicated for use as replacement or supplemental therapy in congenital or acquired hypothyroidism of any etiology, the treatment or prevention of various types of euthyroid goiters, and as an adjunct to surgery and radioiodine therapy in the management of thyroptropin-dependent well differentiated thyroid cancer. The Company is evaluating the optimum means to commercialize the product.

In March 2007, the Company entered into an exclusive development and license agreement with Tris Pharm, Inc. ("Tris"), a privately owned specialty pharmaceutical company, pursuant to which the Company gained access to Tris' novel and proprietary drug delivery platform for sustained release products. The Company is evaluating this technology to develop certain products that would be complementary to KADIAN.

The Company's Pharmaceuticals business is actively working on the development of new pain products which, if successful, would include a technology designed to deter abuse. During the fourth quarter of 2007, Pharmaceuticals reported positive results from its Phase III double-blind, randomized, placebo-controlled pivotal efficacy trial for EMBEDA, its investigational abuse deterrent extended-release morphine product. The trial of over 500 patients demonstrated that EMBEDA delivered statistically significant pain relief versus placebo. Pharmaceuticals is targeting the filing of a New Drug Application (NDA) in the first quarter of 2008 for EMBEDA. The Company expects significant research and development investment in 2008 in support of its abuse-deterrent opioid product development programs as well as investment in support for the launch and optimized commercialization of FLECTOR Patch. See "Research, Product Development and Technical Activities" and "Risk Factor - The Company's products and future products are based on technologies in areas where third parties hold numerous patents".

In response to a general inquiry by the FDA regarding alcohol interaction with opioids, the Company conducted in vivo studies to evaluate the interaction of alcohol consumption with KADIAN. The results indicated that the concomitant use of tested levels of alcohol with KADIAN has no significant impact on mean morphine blood levels. The Company provided this data to the FDA. Based upon its review, in February 2007 the FDA indicated that the KADIAN label did not require any further modifications. Pharmaceuticals has conducted a study to evaluate the interaction of alcohol consumption with EMBEDA and will provide this data to the FDA as part of its NDA filing.

In addition to the abuse-deterrent technology described above, the Company expanded and enhanced its Pharmaceuticals' product pipeline in 2007 by licensing the exclusive U.S. rights to ketoprofen in TRANSFERSOME gel, a prescription topical NSAID in Phase III clinical development, from IDEA, a biopharmaceutical company headquartered in Munich, Germany. This license includes access to IDEA's innovative TRANSFERSOME technology platform that delivers drugs locally to targeted areas. The Company is targeting a product launch in 2011. See "Risk Factors - The Company depends on development, manufacture and marketing of new products for its future success" and "The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

   Facilities. KADIAN capsules are manufactured under a toll manufacturing agreement with Actavis Elizabeth LLC ("Actavis"), successor to Purepac Pharmaceutical Co., the former subsidiary of the Company purchased by Actavis as a part of the Company's sale of the Generics Business. The Company is in the process of securing a second source for the manufacture of KADIAN. Actavis is, at present, its sole supplier. FLECTOR Patch is supplied to the Company by IBSA. The product is manufactured for IBSA by Teikoku Seiyaku Co. Ltd., a third party contract manufacturer located in Japan. Pharmaceuticals' headquarters are currently located in Piscataway and Bridgewater, New Jersey.

     Competition. Pharmaceuticals operates in a highly competitive, price-sensitive market. Pharmaceuticals' products compete with pain management products manufactured by generics pharmaceutical manufacturers and worldwide research-based brand drug companies. As the Company expands its Pharmaceuticals portfolio product line, it expects to encounter continued competition. Pharmaceuticals' principal competitors include: King Pharmaceuticals Inc., Purdue Frederick, Endo Pharmaceuticals, and Pfizer, Inc.

     Sales, Distribution and Customers. The Company has a sales organization for Pharmaceuticals products comprised of its own internal sales force and a contract sales force. Pharmaceuticals has employed a sales force of approximately 400 sales representatives (although the actual number of representatives will vary from time to time based upon resignations and other normal personnel actions), an increase from approximately 190 sales representatives in 2006. The Company also contracts with Ventiv Commercial Services, LLC, a sales organization, for the services of approximately 130 contract sales representatives (full time and part time representatives) to market the FLECTOR Patch. Pharmaceuticals focuses its sales and marketing efforts on the pain specialists who are likely to be the most active writers of prescriptions for KADIAN and focuses on pain specialists, primary care physicians, orthopedic surgeons, and sports medicine physicians for its marketing efforts for FLECTOR Patch. Pharmaceuticals predominately sells its pharmaceutical products to major wholesalers. The Company has entered into distribution service agreements with certain of these companies.

ACTIVE PHARMACEUTICAL INGREDIENTS ("API")

     The Company's API business develops, manufactures and markets a line of fermentation-based active pharmaceutical ingredients and one chemically synthesized active pharmaceutical ingredient that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products.

The Company's API business benefits from over four decades of experience in the use and development of fermentation and purification technology. For the year ended December 31, 2007, API had product sales of approximately $187.6 million and operating income of approximately $34.0 million.

On February 6, 2008, the Company announced that it entered into an agreement to sell its API business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395 million in cash. The final purchase price is subject to adjustment based on the closing net cash balance and working capital of the business. The transaction is expected to close in the second quarter of 2008, pending regulatory approvals and other customary closing conditions.

     Product Lines. The Company's API business markets and sells 14 APIs, primarily antibiotics. These APIs constitute the active substances in certain pharmaceuticals for the treatment of some skin, throat, intestinal and systemic infections. The Company is a leading producer of bacitracin, polymyxin, and vancomycin, all of which are important pharmaceutical-grade antibiotics. The Company's API business also manufactures other antibiotic active substances such as tobramycin, colistin and colistin methanesulfonate, and amphotericin B, a parenteral grade antifungal. The primary applications for the API products are injectable and specialized topical and human surgical finished product applications. API owns European marketing authorizations for vancomycin vial and capsule finished products that are manufactured (using the Company's vancomycin) and distributed for the Company by third parties.

The Company has several growth initiatives related to API. API has initiated a program of new product launches (commercial sales of product) that began in 2005 with the launch of tobramycin and continued with the launch of fluticasone and teicoplanin in non-regulated markets in the third quarter of 2006, mupirocin acid in the fourth quarter of 2006 and mometasone in the fourth quarter of 2007.

In the second quarter of 2006, API reached agreement with Hisun Pharmaceutical Co., Ltd., a Chinese supplier, that, subject to regulatory approvals, is expected to enable the Company to expand the manufacturing capacity of one of its current major products, vancomycin, over the next several years. During the third quarter of 2006, the Company commenced the sale of vancomycin manufactured at the Hisun facility into limited markets, and began enhancing the site's manufacturing processes in preparation for regulatory approvals. In 2007, API finalized its collaboration with Hisun pursuant to which Hisun commenced the construction of a new plant located in Taizhou, China for the manufacturing of vancomycin. The Taizhou plant, subject to the regulatory approval process, will be owned and operated by the Company and will incorporate certain technology purchased from Hisun, in addition to certain API technology. The new facility is expected to be completed in the first half of 2008.

Another of API's main expansion initiatives is forward integration into the injectable finished product form of several of its APIs. The Company is in the process of expanding its Copenhagen facility to meet capacity requirements for this new initiative. Potential sources for additional new products are API's internal research and development, co-development projects with third parties, partnerships and in-licensing. See "Risk Factors - The Company depends on development, manufacture and marketing of new products for its future success" and "The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

     In February 2003, the Company's API business implemented a significant price increase for two of its products in certain geographical markets and, during 2005 and 2006, commenced reducing the prices of such products. The Company anticipates that further price reductions are possible on both of these products.

 Facilities. The Company manufactures its API products in its plants in Oslo, Norway, which also manufactures products for AH, Copenhagen, Denmark and Budapest, Hungary. During 2008, it intends to manufacture certain of its products in its new Taizhou, China plant. Each plant includes fermentation, specialized recovery and purification equipment. To support the production of vancomycin, the Company substantially expanded its production capacity at its Copenhagen facility and, in 1998, acquired its facility in Budapest, Hungary. An expansion of manufacturing processes and capacity at the Budapest facility was substantially completed in 2004. The expansion of the Budapest facility cost a total of approximately $9 million and doubled the capacity of the facility for vancomycin and established capacity for the production of three additional products in the facility. The Company completed two expansion projects at its Copenhagen facility in 2004 for an aggregate cost of approximately $32 million. One of these projects significantly increased the capacity of the Copenhagen facility for vancomycin. Additionally, in the fourth quarter of 2007, the Company substantially completed, for a cost of approximately $21 million through December 31, 2007, the expansion of its Copenhagen facility to accommodate API's initiative to expand into the injectable finished product form of several of its APIs. Also, in the second quarter of 2006, API reached agreement with Hisun Pharmaceutical Co., Ltd., a Chinese supplier, that, subject to regulatory approvals, is expected to enable the Company to expand the manufacturing capacity of one of its current major products, vancomycin, over the next several years. As of December 31, 2007, the Company has incurred costs of approximately $10 million for this project. The Oslo, Copenhagen and Budapest facilities have been classified as acceptable by the FDA as manufacturers of certain sterile and non-sterile bulk antibiotics. Such FDA classification, subject to compliance with applicable FDA rules, allows imports of the products manufactured at these facilities into the U.S. market and into most European markets. See "Information Applicable To All Business Segments - Environmental Compliance" for a discussion of environmental matters related to the Copenhagen, Oslo and Budapest facilities and "Government Regulation - FDA Compliance" for a discussion of the Company's FDA inspection results at the same three facilities.

     Competition. In sales to large and small customers, price, quality and service are the determining factors. The Company believes that its fermentation and purification expertise and established reputation provide it with a significant advantage in these antibiotic products. Competition has increased in recent years on certain of its products, most notably from Asian-based companies. The Company believes API's principal competitors are: Abbott Laboratories, Bristol-Myers Squibb Company, Zheijiang Medicine Co Ltd Xinchang, Sandoz (LEK), Teva (Biogal), World Yanghen, Shanghai Pioneed and Livzon - Fuzhou.

     Geographic Markets. The Company's API business sells its products in the U.S. and other areas of the world. For the year ended December 31, 2007, sales in North America of API products represented approximately 47% of the Company's API business' total revenues.

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

ANIMAL HEALTH ("AH")

     The Company's AH business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") and water soluble therapeutics for poultry, cattle and swine. For the year ended December 31, 2007, AH had product sales of approximately $367.1 million and operating income of approximately $72.6 million.

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

BMD, a bacitracin-based MFA used to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle and swine; and

CHLORMAX and CHLORMAX-combination products, and AUREOMYCIN and AUREOMYCIN-combination products, which are feed-grade antibiotics containing chlortetracycline used in combination with an antibacterial to prevent and/or treat diseases, maintain health and/or improve feed efficiency in poultry, cattle and swine. AH's class of products containing chlortetracycline (CTC products) accounts for approximately 16% of the Company's total revenues.

Anticoccidials. These products are used to prevent coccidiosis, a condition caused by an intestinal parasite that affects growth in poultry and cattle. The Company is a leading supplier of anticoccidials and the Company's major products include:

BIO-COX and CYGRO, MFAs used to prevent and control coccidiosis in poultry;

BOVATEC and AVATEC, MFAs used to prevent and control coccidiosis in cattle and poultry and to maintain health and improve feed efficiency in cattle;

DECCOX, an MFA used to prevent and control coccidiosis in poultry, cattle and calves;

ROBENZ and CYCOSTAT, used to prevent coccidiosis in poultry and rabbits; and

ROFENAID, used to control disease in poultry.

Antibacterials. These products are used to prevent disease in poultry and swine. The Company is a leading supplier of antibacterials for use in animal feeds. The Company's major products include:

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

AH's main expansion initiatives focus on new products from research and development activities, the purchase of businesses or individual products from third parties, co-development and in-licensing and expanding the geographic reach of its current product line with new registrations in new jurisdictions. See "Risk Factors - The Company depends on development, manufacture and marketing of new products for its future success" and "Risk Factors - The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships".

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

  Acquisitions and Divestitures.

     In September 2004, in order to relieve itself of future obligations for certain payments, the Company entered into an agreement with Natinco N.V., the licensor of certain technology related to REPORCIN, a product intended to improve meat quality, which substantially limited the geographic area in which the Company can market the product. While at the time of its 1999 purchase of the rights to manufacture and market REPORCIN, it was the Company's intent to build a global market for the product, sales were not material to the AH business and the Company discontinued sales, terminated its license and sold its remaining inventory in the fourth quarter of 2007.     In July 2004, the Company sold assets relating to its Aquatic Animal Health Business to the senior management of the business for approximately $4.4 million. In connection with this transaction, AH received a final earn-out payment in December 2006 of approximately $1.9 million. Additionally, in March 2004, the Company sold its AH distribution company to IVS Animal Health Inc. for approximately $17.0 million.

In April 2007, the Company acquired the assets of Shenzhou Tongde Pharmaceutical Co. Ltd ("Tongde") in Shenzhou City, China. Tongde was historically a manufacturer and supplier of zinc bacitracin for AH. Following the acquisition, AH has continued to sell zinc bacitracin to Tongde's customer base while also exporting the product to other markets. In June 2007, the Company acquired certain assets of Yantai JinHai Pharmaceutical Co. Ltd. located in Yantai City, Shandong Province, including product registrations that AH plans to use to expand its Asian product offering. AH intends to use this site to blend products it currently produces in its U.S. facilities and sells in Asia. The purchase of these assets for approximately $6.9 million has provided supply chain flexibility and has expanded the Company's regulatory base in Asia.

Facilities.

The Company produces its Animal Health products in several manufacturing facilities. BMD is produced and blended at AH's Chicago Heights, Illinois facility, which contains a modern fermentation and recovery plant. Albac is manufactured at the Shenzou, China facility and the Oslo, Norway facility, which is managed by API. A small volume of AH's products are manufactured at AH's Yantai, China facility. The majority of soluble antibiotics and vitamins are formulated in AH's Longmont, Colorado facility. Feed grade chlortetracycline ("CTC") is produced at AH's Willow Island, West Virginia facility in addition to being purchased from foreign suppliers. CTC is then blended at either Company-owned or independent blending facilities. The Willow Island facility also produces lasalocid for use in the U.S. as well as many other parts of the world. BIO-COX is blended in AH's Van Buren, Arkansas facility, as well as at a third-party location, and AVATEC and BOVATEC are blended at the Salisbury, Maryland facility, as well as at a third-party location. The 3-NITRO product line is manufactured using the Company's technology at a third-party facility. Decoquinate, the active ingredient used in DECCOX, is manufactured, using the Company's technology, at a facility owned and operated by a third-party. In June of 2003, the blending of DECCOX was moved from the Company's Lowell, Arkansas facility to the Company's Chicago Heights facility. Process improvement and manufacturing development is done primarily at AH's Chicago Heights and Willow Island facilities.

     In addition, the Company makes significant use of third-party facilities (some of which are in low-cost countries) in the manufacture of its AH products and anticipates that this use will continue to increase in the future.

     Competition. The Company competes in a highly competitive market on the basis of brand name customer service, and price. Some of the Company's competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Some of AH's principal competitors include Eli Lilly and Company (Elanco), Pennfield, Phibro Animal Health and Huvepharma. Due to the Company's strong market position in MFAs and its experience in obtaining requisite FDA approvals for combination claims, the Company believes it enjoys a competitive advantage in marketing MFAs under the FDA approved combination clearances. However, no assurances can be given that third parties will continue to cooperate in seeking combination approval for the Company's products, and the Company continues to expect additional new entrants in the generics medicated animal feed additive market in the foreseeable future.

     Geographic Markets. The Company sells more than half of its animal health products in the U.S. and has a growing presence in Europe, Latin America and Asia.

     Sales, Distribution and Customers. The Company's animal health products in the U.S., Europe, Canada, Mexico, Brazil and other selected markets are sold through a staff of approximately 100 technically trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. The Company has sales offices in the U.S., Canada, Mexico, Chile, Argentina, China, Brazil, France and Belgium. In the remainder of the world, AH's products are sold primarily through the use of distributors and sales companies. Sales are made principally to commercial animal feed manufacturers, wholesalers and integrated cattle, swine and poultry producers. Although AH is not dependent on any one customer, the customer base for AH products is in a consolidation phase. Therefore, as consolidation continues, the Company may become more dependent on certain individual customers as these customers increase their size and market share.

INFORMATION APPLICABLE TO ALL BUSINESS SEGMENTS

Research, Product Development and Technical Activities

     Research and development is important to each of the Company's continuing business segments. The Company's research, product development and technical activities in the Pharmaceuticals business are directed toward developing proprietary drug delivery systems, line extensions and new pain products with abuse deterrent technology. In addition, IDEA AG is developing the Company's licensed product ketoprofen in TRANSFERSOME gel. The Company's API business performs research and development activities on chemical synthesis, fermentation and purification technologies intended to permit the introduction of additional products. Additionally, it is in the process of developing the injectable finished product form for several of its APIs. The Company is focusing its AH product development spending on activities complementary to in-licensing and co-developing technologies through arrangements with third parties.

     Most technical product development for Pharmaceuticals is conducted in its Piscataway, New Jersey site, though some technical product development in 2008 will continue to be conducted in Elizabeth, New Jersey in laboratories leased from Actavis. The Oslo, Norway and Copenhagen, Denmark facilities are used for API research and development. The Company conducts its technical product development activities for AH at its facilities in Willow Island, West Virginia, Chicago Heights, Illinois, Bridgewater, New Jersey, and contract research organizations. Independent research facilities in the U.S. and Europe are used for all business segments. The Company, in its continuing businesses, expended approximately $140.3 million, including the $60.0 million upfront payment to IDEA, $44.4 million and $26.9 million on research and development efforts in 2007, 2006 and 2005, respectively. The Company expects its total research and development spending in 2008, including potential product licensing milestone payments (including $77 million in potential payments for ketoprofen in TRANSFERSOME gel) to be 10 to 20% higher than in 2007. Most of this spending will be for the development of Pharmaceuticals' investigational abuse-deterrent pain product platform and certain development initiatives in connection with commercializing the FLECTOR Patch. Research and development activities are inherently speculative. Investments in research and development do not always result in the successful development of a product. Accordingly, it should not be assumed that potential products in the Company's pipeline will be successfully commercialized.

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

     U.S. Product Marketing Authority and Protection from Generic Competition. KADIAN and FLECTOR Patch are each the subject of an approved New Drug Application, or NDA, which has been reviewed by the FDA for both safety and effectiveness. The Agency has the continuing authority to consider the safety and effectiveness of all drugs subject to an approved NDA and, in appropriate circumstances, to order labeling changes, changes in or restrictions upon the drug's use or a cessation of the drug's sale and marketing. Third parties may offer a generic variation of a branded product that is the subject of an NDA if the generic product is the subject of an Abbreviated New Drug Application, or ANDA, and be approved by the FDA prior to marketing.

     All applications for regulatory approval of generic drug products subject to ANDA requirements must contain data relating to product formulation, raw material suppliers, stability, manufacturing, packaging, labeling and quality control, among other information. ANDAs also must contain data demonstrating the bioequivalence of the generic drug to the branded drug. In addition to meeting the above requirements for an ANDA, a generic version of KADIAN or FLECTOR Patch will not be approved by the FDA until the earlier of the expiration of the last to expire Orange Book (the FDA publication that lists, among others, patents protecting the active ingredient, formulation, and methods of use of a drug product) patents applicable to each product or the date upon which a third-party is able to demonstrate in the manner provided by law that either the patents covering the products are invalid or the generic equivalent product does not infringe the patents. Under the Hatch-Waxman Act, which amended both the Patent Code and the Federal Food, Drug and Cosmetics Act, procedures were codified and expanded with respect to applications for obtaining FDA approval for generic versions of patented drugs; including the institution of a statutory 30-month stay on the FDA authority to issue an ANDA commencing from the date a patent holder files a lawsuit challenging the generic applicants assertion of brand patent invalidity or non-infringement. See "Risk Factors --The Company's branded drug products, KADIAN and FLECTOR Patch, may experience general generic competition."

Most of the Company's animal health products are regulated by the FDA or equivalent regulatory authorities around the world, similarly to human pharmaceuticals, while other animal health products are regulated primarily by individual States. Although the Company markets some generic animal drug products that are subject to FDA requirements similar to those as applicable to its human generic pharmaceutical products, many of its animal drug products are considered to be branded or pioneer animal drug products. Like their human counterparts, pre-marketing approval under stringent FDA rules for their testing, development, and manufacture is required for animal drugs, as well as for any changes in label claims, specifications or manufacturing sites that occur post-approval. The passage of the Animal Drug User Fee Act in late 2003 and its successful implementation by the FDA's Center for Veterinary Medicine has made review times more predictable; however changing regulatory requirements and policies continue to make the timing of such approvals difficult to predict. Despite the difficulty and delays brought about by this situation, the Company has been successful in obtaining such approvals. As with human pharmaceutical products, FDA inspection and record keeping requirements as well as debarment provisions apply to the Company's animal health products.

     Legislative bills are introduced in the U.S. Congress and individual states from time to time, some of which, if adopted, could have an adverse effect on AH's business. However, in the past, such bills that could have had a material adverse effect have not had sufficient support to become law. The animal health industry is actively engaged in the legislative process.

     EU Product Marketing Authority. EU legislation requires that veterinary products used for medicinal purposes must have a marketing authorization before they are placed on the market in the EU. The criteria upon which grant of an authorization is assessed are quality, safety and efficacy. Demonstration of safety and efficacy in particular requires clinical trials, which are subject to the standards codified in the EU guideline on Good Clinical Practice; however certain countries granted membership in the EU as of May 1, 2004 may, until a given date specified for each country, individually authorize the continued marketing of products that do not qualify for marketing authorization under EU law if such products were approved by the individual country prior to being granted EU membership. Poland (until December 31, 2008) is the last country still benefiting from such transitional measures. No comparable transition system was established with regard to Bulgaria and Romania, which joined the EU on January 1, 2007. Analogous governmental and agency approvals are required in other countries where the Company conducts business. If the Company fails to obtain such marketing authorizations, or fails to obtain them in a timely manner, it could have a material adverse effect on the business, financial condition and results of operations of the Company's AH business.

On June 14, 2007, the EU legislature adopted Regulation 658/2007 "concerning financial penalties for infringement of certain obligations in connection with marketing authorizations granted under Regulation 726/2004 of the European Parliament and of the Council." The Regulation establishes a centralized enforcement mechanism to be applied by the European Medicines Agency and the European Commission for imposing financial penalties on firms that fail to adequately maintain compliance with regulatory obligations applicable to certain medicinal products for human and veterinary use.

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

     The European Union and a number of non-EU countries banned the use of four antibiotics to promote growth in food producing animals effective July 1, 1999. In the list of products banned in 1999, only one, zinc bacitracin (ALBAC), was manufactured and marketed by the Company. The Company's attempt to reverse or limit the EU ban that affects the Company's ALBAC product was not successful. Similar actions to ban or severely restrict the use in animals of antibiotics have been taken by EU trading partners or are being contemplated. On January 1, 2006, the ban was extended to the remaining approved growth-promoting antibiotics. In the list of products banned in 2006, only one, salinomycin, is marketed by the Company. See "Risk Factors - An expansion of the ban of the use of antibiotics used in food-producing animals could result in a decrease in the Company's total sales".

The EU authorities are also considering restricting the use of non-antibiotic animal drugs. Pursuant to Regulation 1831/2003, the European Commission was scheduled to issue a report before January 1, 2008, on the use of coccidiostats and histomonostats and available alternatives, accompanied where appropriate by legislative proposals. This report was required with a view to phasing out the use of these substances by December 31, 2012. The Commission did not issue its report by January 1, 2008. It is understood that the report is still being finalized and is projected to be submitted to the European Parliament and the Council of the EU in the spring of 2008.

     Other Product Marketing Authority. Regulatory authorities in Asia, Africa, and Latin America impose requirements for obtaining manufacturing and marketing authorizations for veterinary products that may differ from those described above for the U.S. and EU. The Company must comply with the requirements for obtaining appropriate authorizations in the jurisdictions in which the products are marketed.

In 2007, the Company acquired two manufacturing facilities in China that produce animal health drug products and active pharmaceutical ingredients for distribution in the Asia-Pacific and Latin America markets. Authorities in China, in particular, have been actively strengthening the regulatory requirements for pharmaceutical products. Although most of this effort has focused on human drug products, future developments may impose additional requirements on the production of veterinary products in China.

Taiwan, South Korea, and Brazil have implemented, or are expected to implement shortly, restrictions on the use of antibiotics in animal feed. The Company had marketed antibiotics for use in food-producing animals in these countries but will be required to curtail or discontinue those practices. See "Risk Factors - An expansion of the ban of the use of antibiotics used in food-producing animals could result in a decrease in the Company's total sales".

     Facility Compliance. The Company's AH manufacturing operations in the U.S., three of the Company's European API facilities that manufacture products for export to the U.S. and certain third-party plants where products are manufactured for sale by the Company in the U.S., including KADIAN and FLECTOR Patch, are required to comply with the FDA's current Good Manufacturing Practices regulations ("cGMP"). cGMP encompasses all aspects of the production process, including validation and record keeping, in addition to standards for facilities, equipment and personnel, and involves changing and evolving standards. There are similar cGMP regulations in other countries where the Company has manufacturing operations. The approvals held by the Company's customers (i.e., the manufacturers of the finished antibiotic products) identify the Company facilities that are permitted to supply APIs under each specific approval. The Company's facilities that produce for export to the U.S. are required to be registered with FDA as drug establishments and each API exported to the U.S. must be the subject of a drug listing. The Company is subject to continual review and periodic inspection by the FDA.

The EU requires that before a medicinal product can be manufactured and assembled, each company that carries out such an operation must hold a manufacturer's license and the manufacture and assembly must be in accordance with the marketing authorization and cGMP. It also requires that active substances used in medicinal products for human and veterinary use be manufactured following EU guidelines on good manufacturing practice. The EU follows the same international guidance with respect to cGMPs for APIs as the FDA. In addition, the EU has expanded its ability to conduct cGMP inspections of active substance manufacturers. The EU cGMP guidelines do not affect the ability of the responsible national competent authorities to establish specific registration requirements regarding active substances manufactured and/or marketed as such in their territory.

While the Elizabeth, New Jersey plant is a part of the Discontinued Operations and is no longer the direct responsibility of the Company, its regulatory status continues to be important to the Company since it is the location where KADIAN is manufactured. Between November 2002 and January 2003, the FDA conducted a routine general inspection at the Elizabeth plant. As a result of this inspection, the FDA issued inspection observations listing deviations from cGMP's (a "483 Report") on January 15, 2003. A comprehensive response was submitted on February 5, 2003. The FDA performed a follow-up inspection in late 2003 and issued another 483 Report citing continued deficiencies in compliance with FDA regulations. The Company was informed that the FDA performed a cGMP inspection at the Elizabeth plant during 2006. The inspection did not result in Actavis' inability to manufacture KADIAN. Details of inspections at the Company's third party manufacturers and the discussions between Actavis and the FDA may not be made available to the Company. See "Risk Factor - An interruption in the supply of KADIAN or FLECTOR Patch would be materially adverse to the Company's operations."

In October 2004, May 2005 and September 2005, the Company received 483 Reports with respect to its API facilities in Oslo, Norway, Copenhagen, Denmark and Budapest, Hungary, respectively, that recorded observed deviations from cGMPs. The Company responded to the FDA and the FDA determined that all three responses were satisfactory. As a result, all three facilities have the right to manufacture products for sale in the U.S. The Company has received 483 Reports from time to time in the past for it U.S. AH plants, all of which the Company believes it has adequately addressed. The Company received no 483 Reports in 2006 for its API and AH plants. In April 2007, the Company received two 483 Reports with respect to its AH facility in Eagle Grove, Iowa, that recorded observed deviations from cGMPs. The Company has responded to the FDA and the FDA has determined that the response was satisfactory. As a result, the Eagle Grove facility has maintained the right to manufacture products for sale in the U.S. The Company received no 483 Reports in 2007 for its API plants.

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

     Controlled Substances Act. The Company developed and sells KADIAN which is a "controlled substance", as defined in the Controlled Substances Act. The Controlled Substance Act establishes certain security, personnel, reporting, record keeping and import and export requirements administered by the Drug Enforcement Administration ("DEA"), a division of the Department of Justice. The Company is registered by the DEA to distribute controlled substances; Actavis, the toll manufacturer of KADIAN, holds the DEA registration to manufacture KADIAN. The DEA has a dual mission: law enforcement and regulation. The DEA deals with the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed handlers of controlled substances, and with the substances themselves, equipment and raw materials used in their manufacture and packaging, in order to prevent such articles from being diverted into illicit channels of commerce. The Company is not under any restrictions for noncompliance with the foregoing regulations, but there can be no assurance that restrictions or fines will not be imposed on the Company in the future.

     Health Care Reimbursement. The methods and level of reimbursement for pharmaceutical products, including KADIAN and FLECTOR Patch, under Medicare, Medicaid and other domestic reimbursement programs are the subject of constant review by state and federal governments and private third-party payers such as insurance companies. The Company believes that U.S. government agencies will continue to review and assess alternative payment methodologies and reform measures designed to reduce the cost of drugs to the public. As a part of this effort, the federal government and various states have commenced administrative or court actions challenging the pricing practices of certain named drug manufacturers including the Company. Because the outcome of these and other health care reform initiatives is uncertain, the Company cannot predict what impact, if any, they will have.

The Medicaid Drug Rebate legislation requires all pharmaceutical manufacturers to sign a rebate agreement with the Secretary of the Department of Health and Human Service (HHS). The program is administered by the Centers for Medicare and Medicaid Services (CMS). The drug rebate program was amended by the Veterans Health Care Act of 1992 (VHCA). Under the VHCA, drug manufacturers are also required to enter a pricing agreement with HHS for the Section 340B Drug Pricing Program, which is administered by the Health Resources and Services Administration (HRSA). In addition, the VHCA requires drug manufacturers to enter into various agreements with the Department of Veterans Affairs (VA). The Company is a participant in all these Federal programs. The VA's purchasing power may create pricing pressure which could offset any potential increase in sales.

Under current law, all pharmaceutical manufacturers must rebate to state governments a percentage of the average manufacturer's price based on sales of outpatient drug products reimbursed under state Medicaid programs. The required rebate rate for manufacturers of brand products is currently the greater of 15.1% of the Average Manufacturer Price (AMP) per unit to the retail pharmacy class of trade for each product at the unit level, or the difference between the AMP and the Company's best price, as adjusted by the CPI-U based on launch date and current quarter AMP to any non-governmental customer.

Pursuant to the Medicare Prescription Drug, Improvement, and Modernization Act (MMA) of 2003, effective on January 1, 2006, the federal government began providing a prescription drug benefit to plan beneficiaries under Medicare Part D. Usage of pharmaceuticals may increase as a result of the expanded access to medicines afforded by Medicaid Part D prescription drug benefit. The drug benefit is administered by private sector plan sponsors who are responsible for negotiating with pharmaceutical manufacturers to obtain favorable pricing on behalf of plan beneficiaries. As a result, the purchasing power of plan sponsors may create pricing pressure which could offset any potential increase in sales.

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

Environmental Compliance

During 2005, the environmental authorities having jurisdiction over the Copenhagen, API manufacturing facility gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

     In September 2007, the Company paid a reduced criminal fine of $0.8 million in settlement of specified past accidental discharge activities at the Oslo API facility. Separately, in September 2007, the environmental authority having jurisdiction over the Oslo API plant of the Company gave the Company notice that it believes certain ordinary course discharge activities at the facility have not been in compliance with discharge levels permitted under the Company's permit during that period. The Company has responded to the authority's request for further information and indicated it believes it has been in compliance with its permit with respect to its ordinary course discharge activities. The environmental authority has procured additional testing and expert opinions that the Company believes support its position that such ordinary course discharge levels are in compliance with the Company's permit.

     The failure or inability to comply with applicable regulations could result in further criminal or civil actions affecting production at these facilities which could be materially adverse to the Company.

     Although many major capital projects typically include a component for environmental control, including the Company's current expansion projects, no material expenditures specifically for environmental control are expected to be made during 2008. However, the Company has implemented an integrated environmental health and safety management system across most of its operations, and the Company may incur significant expenses, including potential fines or penalties, if in the operation of such system the Company discovers environmental conditions or past non-compliance at the Company's facilities. In addition, the discovery of previously unknown contamination or the imposition of new clean-up requirements at sites at which the Company is currently undertaking environmental remediation could require the Company to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Raw Materials

     Raw materials are purchased from numerous suppliers in the ordinary course of business. Many raw materials are purchased from single suppliers. Any interruption in the availability of these materials could cause production delays and decrease sales of the affected products. Such interruption in the business could have a material adverse effect on the Company's operations. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials which may require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. Any significant interruption of supply from the Company's sole source suppliers that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Six raw materials used in Company products that each generated more than $5.0 million in gross profits in 2007 were purchased by the Company from sole source suppliers. The sole source suppliers that provided these raw materials were: Bayer Crop Science, Cambrex Corporation, Trader's Protein, Archer Daniels Midland Company, Roquette America, and Second Pharma Co., Ltd. While the Company relies on single source suppliers for many of its raw materials, it relies on different suppliers for different raw materials. See "Risk Factor - An interruption in the supply of the Company's raw materials or products or an adverse event at one of the Company's manufacturing facilities or third-party manufacturing facilities could adversely affect the Company's operations."

Employees

     As of December 31, 2007, the Company had approximately 2,000 employees, comprised of approximately 1,000 in the U.S. and 1,000 outside of the U.S. One U.S. plant is subject to collective bargaining agreements and three of the Company's European facilities have works councils and are subject to national and multi-national labor agreements. The Company believes its relations with all of these employee units are satisfactory. In each of February 2004 and December 2005, the Company experienced two-day work stoppages at its Copenhagen plant over union membership issues. There were no work stoppages at any of the Company's plants during 2006 and 2007.

Executive Officers of the Company

     The following is a list of the names and ages of all of the Company's corporate executive officers, indicating all positions and offices with the Company held by each such person and each such person's principal occupation or employment during the past five years.

Name and Position with the Company	Age	Principal Business Experience During the Past Five Years

Dean Mitchell President, Chief Executive Officer and Director	52

President and Chief Executive Officer since July 2006. President, MGI, GP October 2005 to June 2006. President and Chief Executive Officer Guilford Pharmaceuticals Inc. December 2004 to October 2005. President, International Pharmaceuticals; President, U.S. Primary Care; and Vice President, Bristol-Myers Squibb Company September 2001 to October 2005.

Stefan Aigner, Executive Vice President, Corporate and Business Development	42

Executive Vice President, Corporate and Business Development since December 2006. Co-Founder, Inspirion Pharmaceuticals February 2006 to November 2006. Co-Founder; Executive Vice President, Business Development and Medical/Scientific Affairs; and Member of Executive Committee, Reliant Pharmaceuticals May 1999 to January 2006.

Jeffrey S. Campbell Executive Vice President and Chief Financial Officer	50

Chief Financial Officer since April 2007; Interim Chief Financial Officer September 2006 to April 2007; Vice President, Finance April 2005 to September 2006; Vice President and Controller October 2002 to April 2005. Assistant Corporate Controller, Ingersoll Rand Company September 1998 to October 2002.

Carl-Aake Carlsson Executive Vice President and President, API	45

President of API since January 2005; President of Pharmaceuticals and API from December 2003 to January 2005; President of Human Pharmaceuticals International from September 2001 to December 2003; President of International Pharmaceuticals from January 2000 to September 2001; Senior Vice President, Finance and Strategy Development of International Pharmaceuticals Division 1995 to 2000.

Thomas J. Spellman III Executive Vice President, Chief Legal Officer and Secretary	43

Executive Vice President, Chief Legal Officer and Secretary since June 2007. Held various senior positions at Johnson & Johnson from September 2000 to June 2007 including Assistant General Counsel September 2005 to June 2007.

Ronald N. Warner, PhD Executive Vice President and President, Pharmaceuticals	54

President, Pharmaceuticals and Executive Vice President since January 2005; Executive Vice President, Human Scientific Affairs, Compliance and Intellectual Property January 2004 to January 2005; Executive Vice President, Human Scientific Affairs and Intellectual Property February 2003 to January 2004; Vice President, Global Scientific Affairs, Human Pharmaceuticals December 2002 to February 2003. Vice President and General Manager, ESI Lederle 2001 to 2002; Vice President, Research and Development, ESI Lederle 1995 to 2001.

Peter M. Watts Executive Vice President, HR and Communications	45

Executive Vice President, Human Resources and Communications since January 2007. Senior Vice President, Human Resources and Employee Services, Scholastic Corporation December 2005 to January 2007. Principal, KKJ Consulting, LLC October 2002 to December 2005. Vice President, Human Resources, Novartis Pharmaceuticals Corporation October 2000 to October 2002. Vice President, Human Resources, Warner-Lambert 1997 to 2000

Carol A. Wrenn Executive Vice President and President, Animal Health	47

President, Animal Health since November 2001. Held various executive positions at Honeywell International Inc. formerly known as AlliedSignal Inc. from 1984 to October 2001 including Business Director for Honeywell's Refrigerants, Fluorine Products Division October 2000 to October 2001; Commercial Director and Managing Director for that division's European operations April 1997 to October 2000.

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

     Through its Exclusive License Agreement with IDEA, which was entered into in September 2007, the Company's subsidiary, Alpharma Ireland Limited, agreed that IDEA will conduct the clinical development and testing of its licensed product candidate, ketoprofen in TRANSFERSOME gel in order to obtain FDA approval for it. The prospects and timing of FDA approval of ketoprofen in TRANSFERSOME gel will depend, in large part, upon the efforts of IDEA in executing the mutually agreed clinical and regulatory plan. There can be no assurance that ketoprofen in TRANSFERSOME gel will ever be approved by the FDA, in which case, the Company would receive no return on its investment in the product candidate.

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

     The Company, in its continuing businesses, expended approximately $140.3 million, including the $60.0 million upfront payment to IDEA, $44.4 million and $26.9 million on research and development efforts in 2007, 2006 and 2005, respectively. The Company expects its total research and development spending in 2008, including potential product licensing milestone payments (including $77 million in potential payments for ketoprofen in TRANSFERSOME gel) to be 10 to 20% higher than 2007. Such research and development expenditures will reduce the Company's earnings in the short term. Further, the Company cannot be sure that its research and development expenditures will, in the long term, result in the commercialization of products that prove to be economically successful.

The Company's marketing and promotional activities and price reporting are subject to significant government regulations. Failure to comply with such regulations could result in adverse consequences including limiting the Company's ability to sell or market its products, damaging its business reputation and affecting its financial condition.

The FDA regulates pharmaceutical promotional materials and requires that such materials be accurate, present full disclosure of product risks, be fairly balanced and be consistent with the approved product label. While the FDA approves labeling of pharmaceutical products, physicians are not limited to FDA approved indications or conditions of use when prescribing a drug. Such "off-label" prescribing is permissible, but the FDA restricts communications made by or on behalf of pharmaceutical companies relating to such off-label use. The Company could be subject to enforcement by the FDA or other applicable regulatory authorities if it fails to comply with the FDA's regulations in this area.

Additionally, the Company's promotional and marketing activities are subject to complex federal and state laws pertaining to healthcare fraud and abuse. These include false claims laws, which prohibit, among other things, causing false claims to be submitted to government healthcare programs, and healthcare anti-kickback statutes, which prohibit offering or paying remuneration to prescribers, purchasers, or formulary managers to induce them to purchase, prescribe, or recommend a government-reimbursable product. In recent years, a number of pharmaceutical manufacturers have been prosecuted under these laws for a variety of alleged promotional and marketing activities. Failure to comply with these laws is punishable by criminal and civil sanctions including exclusion of the manufacturer's products from reimbursement under federal and state healthcare programs, civil and criminal fines, and imprisonment of individuals.

Manufacturers of marketed pharmaceuticals are also required to calculate and submit pricing data to various federal government agencies and certain states as a condition of having their drugs covered under government programs such as Medicare and Medicaid. These prices are used by the programs to set reimbursement rates for the manufacturer's products and/or to calculate manufacturer discounts to the programs. The rules governing the calculation of these reported prices are complex. It is possible that the Company's methodologies for calculating these prices could be challenged under false claims laws or other laws.

If the Company fails to comply with applicable laws and regulations relating to promotional materials, marketing activities, and price reporting, it could face enforcement actions by the FDA, the Department of Justice, the Office of the Inspector General of the Department of Health and Human Services, state Attorneys General and other enforcement authorities that could have a material adverse effect on the Company, including limiting the Company's ability to sell or market its products, subjecting the Company to potential criminal prosecution, damaging the Company's business reputation and affecting its financial condition through significant penalties.

The Company is subject to government regulations and actions that increase the Company's costs and could prevent it from marketing and selling some of its products in certain countries.

     The research, development, manufacturing and marketing of the Company's products are subject to extensive government regulation. Government regulation includes inspection of and controls over testing, manufacturing, safety, efficacy, labeling, record keeping, pricing, sale and distribution of pharmaceutical products. While the Company does not keep records that segregate the cost of compliance with these government regulations, in the aggregate, such regulations substantially increase the cost of manufacturing, developing and selling the Company's products.

     The U.S. and other governments regularly review manufacturing operations, including API's plants in Oslo, Copenhagen and Budapest and AH's plants in the U.S., where products for the U.S. and other regulated markets are, or are intended to be, manufactured. These reviews have in the past and may in the future result in regulatory concerns requiring a response by the Company. Failure to adequately address these concerns could have a material adverse effect on the Company, including product approval delays, reduced production and production interruptions, among other things. The significance of the effect of any such failures depends on the severity of the remedy chosen by the government agency. Non-compliance with applicable requirements can result in fines, recall or seizure of products, suspension of production or distribution and debarment of individuals from providing services to drug companies in any capacity or debarment of the Company from obtaining new drug approvals, resulting in current charges to income and the potential for future loss of income and increased operating expenses. In recent years, besides stepped up enforcement of cGMP requirements, the U.S. government has utilized equitable disgorgement as a means of enforcing compliance with the FDA's cGMP regulations. There can be no assurance that the FDA would not seek to impose similar sanctions on the Company and any such sanction could have a significant effect on the Company's business and operations.

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

     The issue of the potential transfer of increased bacterial resistance to certain antibiotics used in certain food-producing animals to human pathogens is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. While most of the government activity in this area has involved products other than those that the Company offers for sale, the European Union and a number of non-EU countries, including Norway and Turkey, banned the use of zinc bacitracin, a feed antibiotic growth promoter manufactured by the Company and others that has been used in livestock feeds for over 40 years, as a feed additive growth promoter. The Company has not sold this product as a feed additive growth promoter in these countries since the bans took effect (initially in the EU in July 1999; in Turkey, Bulgaria and Romania, (the latter two now part of the EU) in 2000; and in Norway in January 2006). The EU ban is based upon the "Precautionary Principle", which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty. Although the EU and non-EU actions negatively impacted the Company's business, they were not material to the Company's financial position or its results of operations.

Taiwan, South Korea, and Brazil have implemented, or are expected to implement shortly, restrictions on the use of antibiotics in animal feed. The Company had marketed antibiotics for use in food-producing animals in these countries but will be required to curtail or discontinue those practices. The actions by these countries may negatively impact the Company's business as a result of reduced sales. It is not yet known whether this reduction will be material to the Company's financial position or its results of operations.

     The Company cannot predict whether the present zinc bacitracin ban or other antibiotic restrictions will be expanded. If any one of the following occur: (i) the EU, countries within or outside the EU or meat importers act to prevent the importation of meat products from countries that allow the use of bacitracin-based or other antibiotic-containing products, (ii) there is an expansion of the zinc bacitracin ban to additional countries, such as the U.S., where the Company has material sales of bacitracin-based products, (iii) a similar ban is instituted relating to other antibiotic feed additives sold by the Company in the U.S. or in one or more other countries where the Company has material sales, or (iv) there is an increase in public pressure to discontinue the use of antibiotic feed additives, the resultant loss of sales could be material to the Company's financial condition, cash flows and results of operations. The Company cannot predict whether this antibiotic resistance concern will result in expanded regulations or public pressure adversely affecting other antibiotic-based animal health products previously sold by the Company in the jurisdictions where the ban has been imposed or in other countries in which those products are presently sold.

     Discussions of the antibiotic resistance issue continue actively in the U.S. Various sources have published reports concerning possible adverse human effects from the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are the Company's customers or the end-users of its products, are reducing the use of antibiotics. In July 2005, the FDA withdrew the approval of an antibiotic poultry water medication due to concerns regarding antibiotic resistance in humans. While the Company does not market this drug, this ruling would be significant if its conclusions were expanded to the medicated feed additives sold by the Company. It is uncertain what additional actions, if any, the FDA may take for approved animal drug products. However, the FDA has established a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those sold by the Company. While the Company does not believe that the presently proposed risk assessment system would be materially adverse to its business, it is subject to change prior to adoption or to later amendment. The sales of the Company's AH segment are principally antibiotic-based products for use with food producing animals; therefore, the future loss of major markets, including the U.S., or negative publicity regarding this use of antibiotic based products, could have a negative impact on the Company's sales and income.

Potential adverse effects on human health linked to the raising or consumption of food producing animals using the Company's products could result in a decrease in the Company's sales.

     Should the government find, or the public perceive, a risk to human health from consumption of food producing animals which utilize the Company's products (such as Avian flu) or as a by-product to the raising of such animals (such as the "Chicken Litter" litigation referred to in Item 3 of this 10-K Report), there may be a decline in either the sale of such food products, which would result in a decrease in the use of the Company's products, or a decrease in the use of the Company's products in the growing of such food producing animals.

Many of the third parties with whom the Company does business depend on government approvals, and the failure to maintain these approvals could affect the supply of materials to the Company, hinder the Company's ability to license products, or affect the promotion, distribution or sale of the Company's products.

     The Company has affiliations, license and distribution agreements, manufacturing, and other arrangements with third parties that depend on regulatory approvals sought by such third parties. The Company's vendors and third-party manufacturers, including Actavis, currently the sole source of supply for KADIAN, and IBSA, the holder of the New Drug Application and sole source supplier of FLECTOR Patch (through IBSA's contract manufacturer, Teikoku Seiyaku Co. Ltd., "Teikoku"), are subject to regulatory compliance requirements similar to those described herein with respect to the Company. If any one of these third parties is found to have significant regulatory violations, the Company could be materially negatively impacted if such violations result in an interruption of the supply of a product that relates to material Company sales. While the Company takes measures where economically feasible and available to secure back-up suppliers, many of the Company's products come from a sole source supplier. There can be no assurance that such contingency plans will be able to provide adequate and timely product to eliminate any threat of interruption of supply of the Company's products to its customers or that these problems will not otherwise materially impact the Company's business.

     See "An interruption in the supply of KADIAN or FLECTOR Patch would be materially adverse to the Company's operations" below.

An interruption in the supply of the Company's raw materials or products or an adverse event at one of the Company's manufacturing facilities or third-party manufacturing facilities could adversely affect the Company's operations.

     The Company currently purchases many of its raw materials and a number of its finished products from single suppliers, and many of its products are manufactured at a single facility, including FLECTOR Patch, which is supplied by IBSA and manufactured by Teikoku at its Japanese facility and KADIAN, which is manufactured by Actavis at its Elizabeth, New Jersey facility. While the Company relies on single source suppliers for many of its raw materials and for a number of its finished products, it relies on different suppliers for different raw materials and finished products. Any interruption in the supply of these materials or products or an adverse event at the facilities that manufacture and blend the Company's products, could decrease sales of the affected products. In this event, the Company may seek to enter into agreements with third parties to purchase raw materials or products or to lease or purchase new manufacturing facilities. The Company may be unable to find a third-party willing or able to provide the necessary products or facilities suitable for manufacturing pharmaceuticals on terms acceptable to the Company. If the Company had to obtain substitute materials or products, the Company would require additional regulatory approvals, as approvals are specific to a single product produced by a specified manufacturer. The use of new facilities, similarly, would require regulatory approvals. Any significant interruption of supply from the Company's sole source raw material suppliers or third-party manufacturing facilities that are related to products that generate more than $5.0 million in gross profits or any adverse event at any of its manufacturing facilities could have a material adverse effect on the Company's operations. Six raw materials used in Company products that each generated more than $5.0 million in gross profits in 2007 were purchased by the Company from sole source suppliers. The sole source suppliers that provided these raw materials were: Bayer Crop Science, Cambrex Corporation, Trader's Protein, Archer Daniels Midland Company, Roquette America, and Second Pharma Co., Ltd. Additionally, four finished product sole source suppliers supplied finished products generating more than $5.0 million in gross profits in 2007 including Actavis, the supplier of KADIAN.

See "An interruption in the supply of KADIAN or FLECTOR Patch would be materially adverse to the Company's operations" below.

An interruption in the supply of KADIAN or FLECTOR Patch would be materially adverse to the Company's operations.

     The most significant Company product manufactured by a third-party is KADIAN, which is manufactured under a toll manufacturing agreement with the Company's former generic subsidiary sold to Actavis as a part of the Generics Business transaction. The Company is in the process of securing a second source for the manufacture of KADIAN. Actavis is, at present, its sole supplier. Actavis has, in the past, had certain FDA regulatory issues at the plant where KADIAN is manufactured, including a Form 483 issued during 2006. In addition, the Company no longer controls the Elizabeth plant of Actavis and it can no longer require that KADIAN manufacturing be given any particular priority when compared with the products manufactured for Actavis' own sales. Any interruption in the supply of KADIAN would have a material adverse effect on the Company. This effect could be particularly severe since many patients acclimate to the brand of pain product which they are using and, as a result, forcing a KADIAN user to switch to a competitive product could cause a reluctance of that individual to resume his or her use of KADIAN once supplies of the product were again available, as well as potentially cause some physicians to favor competitive products for new patients.

Additionally, the Company's product, FLECTOR Patch, is manufactured by its sole source supplier, IBSA (through IBSA's contract manufacturer, Teikoku, located in Japan). The Company has no direct contractual relationship with Teikoku. Any interruption in supply of FLECTOR Patch would have a material adverse effect on the Company.

A delay in or the failure to launch EMBEDA and TIROSINT could be materially adverse to the Company's operations.

     Two significant patents on the Company's KADIAN product will expire in 2010 and the other patent will expire in 2011, although patent protection may be lost at an earlier date under certain circumstances. (See "The Company's branded drug product, KADIAN, may experience general generic competition" in the Risk Factors below.) Pharmaceuticals has conducted Phase III activities on a new abuse deterrent form of extended release morphine sulfate, EMBEDA. In November 2007, the Company announced successful Phase III results for EMBEDA. As a result, the Company is targeting an NDA filing for EMBEDA in the first quarter of 2008. The Company's failure to launch this product in a timely manner could adversely affect the Company's financial results and operations.

In connection with its Exclusive License and Distribution Agreement, dated August 16, 2007, with IBSA (the "IBSA Agreement"), Pharmaceuticals made investments with respect to its TIROSINT product, including a combined $100 million upfront payment to obtain the rights to this product and FLECTOR Patch. The IBSA Agreement, as amended, also sets out required time periods within which Pharmaceuticals must launch TIROSINT and certain minimum purchase requirements. Penalties will be imposed if such requirements are not met. The Company's failure to launch this product or comply with the minimum purchase requirements according to the time line set forth in the IBSA Agreement could materially adversely affect the Company's financial results and operations.

A material portion of the Company's sales and gross profits is dependent on a relatively small number of products.

     Seven products (Pharmaceuticals' KADIAN, AH's CTC, BMD and Lasalocid and API's vancomycin, polymyxin and bacitracin) in the aggregate constituted approximately 75% of the Company's 2007 sales and 88% of gross profits. The loss of significant sales of any one or more of such products for any reason, including any of the risks related to such products described in this 10-K Report, would have a material adverse effect upon the Company.

In January 2008, the Company commenced sales of its FLECTOR Patch product. The Company has made substantial investments with respect to FLECTOR Patch including a combined $100 million upfront payment to obtain the rights to this product and TIROSINT as well as substantial investments in increasing the size of its sales force. The Company is expecting significant future sales from FLECTOR Patch. The contract with IBSA contains certain minimum purchase requirements. Penalties will be imposed if such requirements are not met. The failure of the Company to meet its sales goals for FLECTOR Patch would have a material adverse effect on the Company.

The Company's international operations are subject to additional economic and political risks.

     The Company's international operations are subject to currency exchange fluctuations and restrictions, political instability in some countries, and uncertainty as to the enforceability of, and government control over, commercial rights.

     The Company sells its AH and API products in many countries that are susceptible to significant foreign currency fluctuations. A majority of sales of the Company's API products are denominated in U.S. dollars, increasing credit risk if local currencies devalue significantly and it becomes more expensive for customers to purchase U.S. dollars required to pay the Company. In addition, a majority of API costs are denominated in European currencies, thereby exposing the Company to exchange rate fluctuations between the U.S. dollar and those European currencies.

In all the Company's businesses, it may become more difficult for the Company to respond to competitive challenges because of its size and product mix and the rapidly changing market.

     The industries in which the Company sells its products are highly competitive and many of the Company's competitors are affiliated with entities that are substantially larger and have greater financial, technical and marketing resources than the Company possesses.

     In certain countries, because of the Company's size and product mix, the Company may not be able to capitalize on changes in competition and pricing as fully as the Company's competitors. In recent years, new competitors have entered the generic medicated animal feed additive market, particularly in the United States. Additionally, the Company's API business may be subject to increased competitive challenges, particularly, but not exclusively, with respect to those products for which the Company implemented significant price increases during 2003.

The Company's branded pharmaceutical drug products, KADIAN and FLECTOR Patch, may experience generic competition.

     The Company's branded drug product line may face challenges from generic competitors. The Company has three patents that cover KADIAN (expiring in 2010 and 2011), two of which could be subject to paragraph IV challenges prior to their expiration date, though there have been no such challenges to date. FLECTOR Patch has one patent in force that is listed in the Orange Book (the FDA's publication of approved drugs) which expires in 2014 and is the subject of an application seeking a 5 year patent term extension. With respect to KADIAN, the Company cannot offer any assurance that it will be able to successfully defend its patent position or utilize the statutory 30-month stay on FDA approval of the generic ANDA, since either result is dependent upon the Company being able to meet the statutory requirements for filing a lawsuit challenging the generic product based upon a bona fide belief that the generic product infringes one or more patents. The existence of such belief cannot be determined until the Company has the opportunity to review the relevant paragraph IV filing. With respect to FLECTOR Patch, the Company cannot offer any assurance that a generic competitor will not attempt to invalidate or claim non-infringement with respect to the intellectual property covering the FLECTOR Patch. Furthermore, under the contract with IBSA for the FLECTOR Patch, IBSA has the first right, but not the duty, to institute infringement actions against third parties. Upon entry of a generic equivalent in the market, the Company's branded product could lose substantial sales and the price could materially decline.

The Company's products and future products are based on technologies in areas where third parties hold numerous patents.

Certain of the Company's products and product candidates, including EMBEDA, and technologies, including its abuse deterrent technology, are based on technologies in areas where third parties hold numerous patents. As a result, other companies may hold patents that may be used to challenge the Company's freedom to manufacture and sell certain products in the relevant jurisdictions. If such challenges are successful, the Company may be prevented from selling its products or required to license relevant patents and pay significant fees or royalties to third parties. Licenses may not be available on favorable terms to the Company. Alternatively, the Company may have to defend an infringement action and challenge the validity of third-party patents in court, a costly and time consuming process. The defense of such suits could result in unfavorable outcomes or could cause the Company to abandon its defense of such a suit and abandon and withdraw the relevant product(s). If the Company does not obtain a license in such a case, or if it is found liable for infringement and is unable to have such patents declared invalid or unenforceable, the Company may be liable for significant monetary damages, may encounter significant delays in bringing products to market, or may be precluded from manufacturing, using, or selling these products.

The Company's policies regarding sales returns, allowances and chargebacks, and marketing programs adopted by wholesalers and other customers, may reduce the Company's revenue in future fiscal periods.

     Based on industry practice in the U.S., brand pharmaceutical manufacturers such as the Company have return policies, rebates paid to commercial and government entities in connection with sales made to enrollees in certain health plans, and chargebacks to wholesale customers in connection with sales they make to certain categories of customers, such as hospitals or group purchasing organizations. Although the Company establishes reserves based upon its prior experience and certain other information that reflect the Company's best estimate of the impact that these policies will have in subsequent periods, actual results could differ from these estimates and impact the Company's financial results.

The Company's liability from accidents, product liability or other claims may exceed the Company's insurance coverage.

     The Company seeks to obtain liability and direct damage insurance to protect it from liability due to accidents, product liability and other claims that arise in the course of doing business. While, based upon historical claims levels, the Company believes its present insurance is adequate for current and projected operations, insurance that the Company seeks to obtain in the future to protect itself against these potential liabilities may be inadequate, unobtainable or prohibitively expensive. A materially adverse result in the AH litigation relating to its 3-NITRO product (See "Legal Proceedings - Chicken Litter Litigation") could result in losses that exceed the Company's insurance coverage. The Company is subject to renewal of most of its insurance policies each year and changes are anticipated at each renewal. In past years, the Company has experienced increases in its insurance costs and certain coverage reductions, including coverage exclusions pertaining to 3-NITRO and certain other products that it now manufacturers or may manufacture in the future. The Company's inability to obtain and maintain sufficient insurance coverage on reasonable terms could materially adversely affect the Company's business, financial condition and results of operations.

The Company could have difficulties in developing and integrating strategic alliances, co-development opportunities and other relationships.

     The Company intends to continue to pursue product-specific licensing and marketing agreements, co-development opportunities and other partnering arrangements. The Company may also pursue selective product and company acquisitions. The Company cannot be sure that it will be able to locate suitable partners for these transactions. In addition, assuming the Company identifies suitable partners, the process of effectively entering into these arrangements involves risks that the Company's management's attention may be diverted from other business concerns and that the Company may have difficulty integrating the new arrangements into its existing business. In addition, certain transactions could adversely impact earnings as the Company incurs development and other expenses related to the transactions and the Company could incur debt to complete these transactions. Debt instruments could contain contractual commitments and covenants that could adversely affect the Company's cash flow and its ability to operate its business.

     Additionally, certain of the Company's partners, such as IBSA, have entered into arrangements with third parties relating to supply of the Company's products. The Company does not have any control over such third party arrangements.

Non-compliance with environmental waste discharge regulations could adversely affect production at two European plants of the Company.

      During 2005, the environmental authorities having jurisdiction over the Copenhagen API manufacturing facility gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

     In September 2007, the Company paid a reduced criminal fine of $0.8 million in settlement of specified past accidental discharge activities at the Oslo API facility. Separately, in September 2007, the environmental authority having jurisdiction over the Oslo API plant of the Company gave the Company notice that it believes certain ordinary course discharge activities at the facility have not been in compliance with discharge levels permitted under the Company's permit during that period. The Company has responded to the authority's request for further information and indicated it believes it has been in compliance with its permit with respect to its ordinary course discharge activities. The environmental authority has procured additional testing and expert opinions that the Company believes support its position that such ordinary course discharge levels are in compliance with the Company's permit.

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

     In April 2005, the Company revised its financial statements for the first three quarters of 2004 to disaggregate its U.S. Generics Pharmaceuticals ("USG") and Pharmaceuticals businesses as separate reportable segments. In May 2005, the Company revised its 2004 financial statements to change the classification of certain of its outstanding debt as current liabilities and to amend disclosures related to the Company's compliance with certain of its debt covenants at December 31, 2004 and 2003.

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

     During 2005, the Company implemented actions to remediate the four material weaknesses identified at December 31, 2004. The Company believes the actions it took in 2005 and the enhanced control procedures it implemented served to remediate the four material weaknesses identified at December 31, 2004. However, at December 31, 2005, the Company identified a material weakness in its internal controls over financial reporting for income taxes related specifically to the timeliness and accuracy of tax accounting related to the disposition of the USG business and related fourth quarter transactions. In addition, management identified, and developed remediation plans to address certain other control deficiencies which were not material weaknesses at December 31, 2005. During 2006, the Company took actions and remediated the material weakness related to the financial reporting for income taxes.

 Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, utilizing the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2007. Based on that assessment, the Company believes that, at December 31, 2007, its internal control over financial reporting was effective.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Manufacturing and Facilities

     The Company's corporate offices and principal production and technical development facilities are located in the U.S., Norway and Denmark. The Company also owns or leases principal properties (including offices and warehouses) in the U.S. and elsewhere.

Location	Status	Facility Size (sq. ft.)	Use

Bridgewater, NJ	Leased	107,747	Company corporate and AH headquarters; offices for Pharmaceuticals
Budapest, Hungary	Owned	98,000	Manufacturing, warehousing and offices for API
Chicago Heights, IL	Owned	149,300	Manufacturing, warehousing, research and development and offices for AH
Copenhagen, Denmark	Owned	403,000	Manufacturing, warehousing, and offices for API; research and development for API.
Eagle Grove, IA	Owned	50,000	Manufacturing, warehousing and offices for AH
Longmont, CO	Owned	70,800	Manufacturing, warehousing and offices for AH
Oslo, Norway	Leased	223,000	Manufacturing of AH and API products and API research and development and corporate offices
Piscataway, NJ	Owned	120,000	Headquarters for Pharmaceuticals
Salisbury, MD	Owned	20,000	Manufacturing, warehousing and offices for AH
Shenzhou, China Taizhou, China Van Buren, AR	Owned Leased Leased	291,000 97,000 31,000	Manufacturing and warehousing for AH Manufacturing and warehousing for API Manufacturing, warehousing and offices for AH
Willow Island, WV	Ground Lease	125,000	Manufacturing and warehousing for AH
Yantai, China	Owned	244,000	Manufacturing and warehousing for AH

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

     In addition to the potential for personal injury damages to the approximately 152 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division entered a jury verdict in favor of the Company. The plaintiffs have appealed the verdict. The court has ruled that future trials are on hold pending the outcome of the appeal. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23.1 million in 2005, $22.2 million in 2006 and $20.4 million in 2007.

Brazilian Tax Claims

     The Company is the subject of tax claims by the Brazilian authorities relating to sales and import taxes which aggregate approximately $10.0 million. The claims relate to the operations of the Company's AH business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

     During 2005, the environmental authorities having jurisdiction over the Copenhagen API manufacturing facility gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

     In September 2007, the Company paid a reduced criminal fine of $0.8 million in settlement of specified past accidental discharge activities at the Oslo API facility. Separately, in September 2007, the environmental authority having jurisdiction over the Oslo API plant of the Company gave the Company notice that it believes certain ordinary course discharge activities at the facility have not been in compliance with discharge levels permitted under the Company's permit during that period. The Company has responded to the authority's request for further information and indicated it believes it has been in compliance with its permit with respect to its ordinary course discharge activities. The environmental authority has procured additional testing and expert opinions that the Company believes support its position that such ordinary course discharge levels are in compliance with the Company's permit.

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

FLSA Class Action

     A purported class action lawsuit has been filed with the United States District Court in New Jersey. The complaint alleges that, among other things, (i) over 200 of the Company's U.S. based Pharmaceuticals sales representatives were denied overtime pay, in violation of state and federal labor laws, by being paid for forty hour weeks even though they worked in excess of fifty-five hours per week, and (ii) that the Company violated federal record-keeping requirements. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which would be material to the Company's financial position. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

Average Wholesale Price Litigation

     The Company, and in certain instances, Pharmaceuticals, are defendants in various lawsuits in state, city and county courts, based upon allegations that fraudulent Average Wholesale Prices ("AWP") were reported primarily in connection with KADIAN for varying numbers of years under governmental Medicaid reimbursement programs. The plaintiffs in these cases include state government entities that made Medicaid payments for the drug at issue based on AWP. These lawsuits vary with respect to the particular causes of action and relief sought. The relief sought in these lawsuits includes statutory causes of action including civil penalties and treble damages, common law causes of action, and declaratory and injunctive relief, including, in certain lawsuits, disgorgement of profits. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

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

     Any further responsibilities for substantially all of the material contingent liabilities related to the Generics Business have been transferred to Actavis or entities owned by Actavis, subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities that it believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generics Business transferred to Actavis in the event Actavis fails or is unable to satisfy such liabilities.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchased Equity Securities

Market Information

    The Company's Class A Common Stock is listed on the New York Stock Exchange ("NYSE"). Information concerning the 2007 and 2006 sales prices of the Company's Class A Common Stock is set forth in the table below.

	Stock Trading Price
	2007		2006
Quarter	High	Low	High	Low
First	$28.30	$23.65	$33.80	$26.20
Second	$26.67	$22.73	$27.03	$21.65
Third	$27.25	$21.26	$24.35	$19.98
Fourth	$21.70	$19.04	$24.39	$20.93

    As of December 31, 2007 and February 26, 2008 the Company's stock closing price was $20.15 and $26.55, respectively.

Holders

    As of February 11, 2008, there were 1,258 holders of record of the Company's Class A Common Stock. Record holders of the Class A Common Stock include Cede & Co., a clearing agency which held approximately 97% of the outstanding Class A Common Stock as a nominee. On December 28, 2006, the Company purchased 100% of the outstanding shares of the Company's Class B common stock from A.L. Industrier. Including related fees, the cost of the repurchase was approximately $307.4 million. The shares repurchased are included in Treasury Stock. Following the Class B share repurchase, control of the Company now rests in the holders of the Class A shares acting by the majority applicable under Delaware law and the Company's charter documents.

Dividends

    Through the third quarter of 2006, the Company declared quarterly cash dividends on its Class A and Class B Common Stock. Declared dividends per share for the first three quarters of 2006 totaled $0.135. Effective in the fourth quarter of 2006, the Company discontinued its quarterly dividend on all Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 of this Report.

Item 6.  Selected Financial Data

     The following is a summary of selected financial data for the Company and its subsidiaries. The data for the three years ended December 31 2007, has been derived from, and all data should be read in conjunction with, the audited consolidated financial statements of the Company, included in Item 8 of this Report. On December 19, 2005, the Company sold its Generics Business and on March 31, 2006, the Company sold its ParMed Business (see Note 3 to the consolidated financial statements). Both of these businesses are reported as Discontinued Operations. The following selected financial data is presented for continuing operations only. All amounts are in thousands, except per share data.

	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)

Total revenues	$722,425	$653,828	$553,617	$513,329	$479,467
Cost of sales	313,048	271,988	217,363	218,712	210,298
Gross profit	409,377	381,840	336,254	294,617	269,169
Selling, general and administrative expenses	271,944	250,069	213,323	195,054	174,379
Research and development	140,255	44,430	26,936	25,431	21,837
Asset impairments and other (income) expense	(3,528)	(8,259)	1,184	11,110	4,091
Operating income (loss)	706	95,600	94,811	63,022	68,862
Interest income (expense), net	9,291	16,453	(47,750)	(57,982)	(63,369)
(Loss) on extinguishment of debt	--	(19,415)	(7,989)	(2,795)	(29,100)
Other income (expense), net	(646)	(129)	4,706	458	2,562

Income (loss) from continuing operations before provision for income taxes	9,351	92,509	43,778	2,703	(21,045)
Provision (benefit) for income taxes	22,932	32,517	(18,398)	49,466	(11,416)

Net income (loss) from continuing operations	$(13,581)	$59,992	$62,176	$(46,763)	$ (9,629)

Earnings (loss) from continuing operations per common share:
Basic	$(0.32)	$1.12	$1.18	$(0.90)	$(0.19)
Diluted	$(0.32)	$1.11	$1.17	$(0.90)	$(0.19)

Dividends per common share	$0.00	$0.135	$0.18	$0.18	$0.18
Balance Sheet Information	2007	2006	2005	2004	2003
Total assets	$1,288,165	$927,239	$1,623,383	$2,039,612	$2,342,147
Cash and cash equivalents	302,823	113,163	800,010	105,212	58,623
Total debt	311,032	--	416,669	701,735	817,156
Total stockholders' equity	731,127	723,999	918,078	883,642	1,130,736
  Includes an upfront research and development payment of $60 million to IDEA AG for an exclusive license agreement to the United States rights to ketoprofen in TRANSFERSOME gel.
  Includes a call premium of $18.9 million and the write-off of deferred loan costs of $0.5 million, associated with the repayment of the Company's remaining outstanding debt in January 2006. The results for 2006 also include a net pre-tax pension curtailment gain of $7.5 million.
  Includes the reversal of a deferred tax valuation allowance of $52.1 million, taxes of $28.6 million on the repatriation of cash earnings from controlled foreign corporations, and pre-tax charges of $8.0 million for extinguishment of debt, primarily related to the write-off of deferred loan costs resulting from the prepayment of debt.
  Includes a $10.0 million charge to write down the carrying value of the former AH Aquatics business assets to fair value.

  Includes loss resulting from the extinguishment of $200 million of 12 1/2% notes and the related issuance of $220 million of 8 5/8% notes. The extinguishment resulted in the expensing of $22.2 million in placement fees and the recognition of $6.2 million of deferred debt expense.

Item 7.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

(In millions, except per share data)

Alpharma Business Segments

Alpharma's business segments are, as follows:
Pharmaceuticals
Active Pharmaceutical Ingredients ("API")
Animal Health ("AH")

Overview

          Alpharma Inc. ("Alpharma" or the "Company") is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. The Company markets two branded pharmaceutical prescription products that are contract manufactured by third-parties: a pain medication sold under the trademark KADIAN®, in the U.S., and a prescription topical non-steroidal anti-inflammatory ("NSAID") patch product marketed in the U.S., beginning in January 2008, under the trademark FLECTOR. Alpharma manufactures and markets a line of fermentation-based active pharmaceutical ingredients and one chemically synthesized active pharmaceutical ingredient (collectively "APIs") that are used primarily by third parties in the manufacture of finished dose pharmaceutical products. The Company manufactures and markets animal health products consisting of medicated feed additives ("MFAs") and water soluble therapeutics for production animals; principally, poultry, cattle and swine. The Company presently conducts business in more than 80 countries and has approximately 2,000 employees in over 20 countries.

For the year ended December 31, 2007, the Company reported revenues of approximately $722.4 million.

In September 2007, the Company's affiliate, Alpharma Pharmaceuticals LLC, closed on two license and distribution agreements with Institut Biochimique SA ("IBSA") to distribute and market two FDA approved products in the United States: the FLECTOR Patch and TIROSINT gel capsules (See Note 5).

In October 2007, the Company's affiliate, Alpharma Ireland Limited ("Alpharma Ireland"), closed on an agreement with IDEA AG, to license the exclusive U.S. rights to ketoprofen in TRANSFERSOME gel, a prescription topical non-steroidal anti-inflammatory drug ("NSAID") in clinical development (See Note 5).

Subsequent event

In February 2008, the Company announced that it has entered into an agreement to sell its API business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395 million in cash. The final purchase price is subject to adjustment based on the closing net cash balance and working capital of the business and is expected to generate net proceeds, after taxes, fees, and expenses, of approximately $365 million. The Company will record a gain upon closing of the transaction, which is expected in the second quarter of 2008 (See Note 25).

Repurchase of Class B Shares; Elimination of Controlling Stockholder

Until December 28, 2006, A.L. Industrier ASA ("A.L. Industrier") beneficially owned all of the outstanding shares of the Company's Class B common stock, or approximately 22% of the Company's total common stock as of such date. Through its ownership of the Class B common stock, Industrier had voting power that provided it with effective control of the Company. On December 28, 2006, the Company purchased 100% (11,872,897 shares) of the outstanding shares of the Company's Class B common stock from Industrier at a price of $25.50 per share. Including related fees, the cost of the repurchase was approximately $307.4 million, which was paid using available cash on hand. Following the Class B share repurchase, control of the Company now rests in the holders of the Class A shares acting by the majority applicable under Delaware law and the Company's charter documents.

Discontinued Operations

On December 19, 2005, the Company sold its worldwide human generic pharmaceutical business (the "Generics Business"), excluding ParMed Pharmaceuticals Inc. ("ParMed"), its generic pharmaceutical telemarketing distribution unit, to Actavis Group hf ("Actavis") for cash in the amount of $810 million. On March 31, 2006, the Company sold ParMed for cash in the amount of $40.1 million.

The Generics Business and ParMed (collectively, the "Discontinued Operations"), are classified as discontinued operations in the Company's financial statements for the three years ended December 31, 2007. See Discontinued Operations and Note 3 to the consolidated financial statements for further discussion and analysis.

Continuing Operations

The main factors affecting the Pharmaceuticals business are:

       Pharmaceuticals is focused primarily on the pain management market in the United States. It markets two branded pharmaceutical prescription products, a pain medication sold in the U.S. under the trademark KADIAN and a prescription topical non-steroidal anti-inflammatory ("NSAID") patch product marketed in the U.S., beginning in January 2008, under the trademark FLECTOR. Both drugs are manufactured by third parties. For the year ended December 31, 2007, Pharmaceuticals had product sales, consisting solely of KADIAN, of approximately $167.7 million and an operating loss of approximately $61.5 million. Included in this loss was a research and development charge of $60 million related to the initial upfront payment to IDEA AG for the exclusive U.S. rights to ketoprofen in TRANSFERSOME gel, an NSAID in clinical development. KADIAN accounted for approximately 23% of the Company's total revenues in 2007.

Pharmaceuticals realizes significant gross profit margins on its sales of KADIAN, but competes in a highly competitive market, and is subject to potential challenges from generic equivalents. The Company's business plan includes significant investments in research and development spending to broaden its product pipeline. This includes investments associated with the development of next-generation opioid pain products which include technology designed to deter abuse and potential milestone payments to IDEA AG for ketoprofen in TRANSFERSOME gel, a prescription topical NSAID in clinical development. In connection with its January 2008 launch of the FLECTOR Patch, Pharmaceuticals has made significant investments in sales and marketing in support of an expanded sales force and promotional activities.

The main factors affecting the Active Pharmaceutical Ingredients (API) business are:

   API markets globally API's (primarily antibiotics) that are generally used by third parties in the manufacture of finished dose pharmaceutical products. API realizes strong gross profit margins and has experienced and expects continuing increased global competition on its products and associated pricing pressures. For the year ended December 31, 2007, API had product sales of $187.6 million and operating income of $34.0 million.

In the second quarter of 2006, API reached agreement with Hisun Pharmaceutical Co., Ltd., a Chinese supplier, that, subject to regulatory approvals, is expected to enable the Company to expand the manufacturing capacity of one of its current major products, vancomycin, over the next several years. During the third quarter of 2006, the Company commenced the sale of vancomycin manufactured at the Hisun facility into limited markets, and began enhancing the site's manufacturing processes in preparation for regulatory approvals. In 2007 API finalized its collaboration with Hisun pursuant to which Hisun commenced the construction of a new plant located in Taizhou, China for the manufacturing of vancomycin that, subject to the regulatory approval process, will be owned and operated by the Company and will incorporate certain technology purchased from Hisun, in addition to certain API technology. The new facility is expected to be completed in the first half of 2008. Another of API's main expansion initiatives is forward integration into the injectable finished product form of several of its APIs. In the fourth quarter of 2007, the Company substantially completed the expansion of its Copenhagen facility to accommodate API's initiative to expand into the injectable finished product form of several of its APIs.

As previously discussed, in February 2008, the Company announced that it has entered into an agreement to sell its API business to certain investment funds managed by 3i, a global private equity and venture capital company (See Note 25).

The main factors affecting the Animal Health (AH) business are:

   The Company's AH business is a global leader in the development, registration, manufacturing and marketing of medicated feed additives ("MFAs") and water soluble therapeutics for food producing animals; including poultry, cattle, and swine. Agricultural markets have historically had low growth rates. In addition, demand for the Company's products has been and could be reduced by bans or restrictions on the use of antibiotics used in food-producing animals. AH has increased its revenues and profitability through expanding and enhanced market positions, new products, new indications for existing products, and cost-reduction and other productivity improvement initiatives. Material increases in production costs, including commodity prices (e.g. corn and soy), may have a negative effect on the gross profits of the business. For the year ended December 31, 2007, AH had product sales of $367.1 million and operating income of $72.6 million.

     The following summarizes significant events and transactions for the past three years:

2007

●   In November 2007, the Company announced positive results of the pivotal Phase III clinical trials for its abuse-deterrent extended release opioid (EMBEDA).

●   In October 2007, the Company closed its agreement with IDEA AG, a privately held biopharmaceutical company with headquarters in Munich, Germany, to license the exclusive United States rights to ketoprofen in TRANSFERSOME gel, a prescription topical NSAID in clinical development.

●   In September 2007, the Company closed on two license and distribution agreements with IBSA, a privately-owned, global pharmaceutical company headquartered in Lugano, Switzerland. The agreements provide the Company with the exclusive license and distribution rights to market: 1) the FLECTOR Patch and 2) TIROSINT (synthetic levothyroxine sodium) gel capsules, in the United States.

●   In July 2007, the Company completed an agreement with Zhejiang Hisun Pharmaceutical Co., Ltd ("Hisun") that, over the next several years, will enable the Company to expand its capacity to manufacture one of its major active pharmaceutical ingredients, vancomycin, subject to the receipt of required FDA and European regulatory approvals.

●   In June 2007, the Company acquired certain assets of Yantai JinHai Pharmaceutical Co. Ltd. located in Yantai City, Shandong Province, China and plans to utilize this site to blend products it currently produces in its U.S. facilities and sells in Asia.

●   In April 2007, the Company announced it acquired assets of Shenzhou Tongde Pharmaceutical Co. Ltd in Shenzhou City, China for the manufacture of zinc bacitracin that will be marketed by the company's Animal Health business.

●   In April 2007, Pharmaceuticals' 10mg. strength of KADIAN was approved by the FDA, and was subsequently launched in September 2007.

●   In April 2007, the Company's Corporate offices moved from Fort Lee, NJ to Bridgewater, NJ

●   In March 2007, the Company entered into an exclusive development and licensing agreement with Tris Pharma, Inc. ("Tris"), a privately owned specialty pharmaceutical company engaged in the research and development of drug delivery technologies.

●   In March 2007, the Company issued $300.0 million of Convertible Senior Notes, due March 15, 2027. The net proceeds from the issuance of $292.8 million, after deducting expenses, are being used to fund business development transactions and for general corporate purposes.

●   In February 2007, Pharmaceuticals' 200mg. strength of KADIAN was approved by the FDA, and was subsequently launched in April 2007.

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

Results of Continuing Operations 2007 vs. 2006

(Except as specifically noted, all comparisons of results of operations refer to continuing operations)

     Total revenue increased $68.6 million, or 10.5%, for the year ended December 31, 2007 compared to 2006. In comparison to 2006, foreign exchange favorably impacted revenues in 2007 by $11.2 million. Operating income was $0.7 million in 2007 compared to $95.6 million in 2006. Diluted earnings per share was $(0.32) in 2007 compared to $1.11 in 2006. Results for the year ended December 31, 2007, included an October 2007 payment of $60.0 million to IDEA AG for the exclusive United States rights to ketoprofen in TRANSFERSOME gel. Results for the year ended December 31, 2006, included the payment of a call premium of $18.9 million and the write-off of deferred loan costs of $0.5 million, associated with the repayment of the Company's outstanding debt in January 2006. The results for 2006 also included a net pre-tax curtailment gain from the freezing of a Norwegian and a U.S. pension plan of $7.5 million.

The following table sets forth revenues and operating income by segment:

Year Ended December 31,	Revenues			Operating Income(Loss)
	2007	2006	%	2007	2006	%
Pharmaceuticals:
Excluding payment to IDEA	$167.7	$138.2	21.3%	$(1.5)	$28.3	N/M
Payment to IDEA	--	--		(60.0)	--
	167.7	138.2	21.3%	(61.5)	28.3	N/M

API	187.6	168.7	11.2%	34.0	51.8	(34.4)%

AH	367.1	346.9	5.8%	72.6	71.5	1.5%

Unallocated and Eliminations	--	--		(44.4)	(56.0)	20.7%

Total	$722.4	$653.8	10.5%	$0.7	$95.6	(99.3)%

N/M - Not meaningful

A discussion of revenues and operating income by segment, follows:

Revenues:

     Pharmaceuticals revenues, consisting solely of KADIAN, increased $29.5 million, or 21.3%, to $167.7 million in 2007 compared to $138.2 million in 2006. The revenue growth was principally attributable to increased volumes ($17.7 million) driven by growth in prescriptions, higher year-over-year pricing ($7.3 million), and the launch of additional dosage strengths (new line extensions) of KADIAN ($4.5 million). In preparation for the January 2008 launch of the FLECTOR Patch, the Company commenced shipment of the product to certain distributors in December 2007. As a result, at December 31, 2007, the Company recorded deferred revenue of approximately $3.0 million related to the FLECTOR Patch shipments. The Company expects to begin recognizing revenues related to its shipments of the FLECTOR Patch in the first quarter of 2008, utilizing prescription and other accumulated data as a basis for its estimation of the revenues to be recognized.

     Revenues in API increased $18.9 million, or 11.2%, to $187.6 million compared to $168.7 million in 2006. A small portion of API revenues are denominated in currencies other than the U.S. dollar. Translation of these revenues into the U.S. dollar increased API revenues by approximately $4.4 million in comparison to 2006. Excluding the year-over-year effects of currency, API revenues increased 8.6% versus the prior year. The revenue increase was primarily attributable to increased volumes, principally related to vancomycin.

AH revenues increased $20.2 million or 5.8%, to $367.1 million in 2007 versus $346.9 million in 2006. Translation of revenues into the U.S. dollar increased AH revenues by approximately $6.8 million in comparison to 2006. Excluding the year-over-year effects of currency, AH revenues increased 3.9% versus prior year. The increase in revenues was due primarily to higher sales in U.S. poultry and livestock of approximately $5.6 million, as well as increased revenues in the European and Latin American markets of approximately $7.8 million.

Gross Profit:

     On a Company-wide basis gross profit increased $27.5 million in 2007 compared to 2006. As a percentage of sales, gross profit was 56.7% in 2007, versus 58.4% in 2006, with the decline principally attributable to the unfavorable effects of currency, lower year-over-year pricing in API, and higher production costs in API and AH, primarily for raw materials partially offset by higher gross profits in Pharmaceuticals.

Operating Expenses:

On a consolidated basis, selling, general and administrative ("SG&A") expenses increased $21.9 million in 2007 as compared to 2006. Foreign exchange had an unfavorable impact of $6.4 million on the year-over-year change in SG&A expenses. The remainder of the dollar increase principally relates to the expansion of the Pharmaceuticals sales force and related marketing expenses in preparation for the January 2008 launch of the FLECTOR Patch, as well as additional operational infrastructure to support increased revenues and growth initiatives in all three businesses. These increases were partially offset by lower corporate and unallocated expenses. As a percentage of revenues, SG&A expense was 37.6% in 2007 versus 38.2% in 2006.

Research and development expenses increased $95.8 million compared to 2006, due primarily to the $60.0 million upfront payment to IDEA, and spending related to clinical trials related to abuse-deterrent opioid product development programs in Pharmaceuticals. As a percentage of revenues, R&D expenses amounted to 19.4% (or 11.1%, excluding the $60.0 million upfront payment to IDEA) in 2007 compared to 6.8% in 2006.

     Asset impairments and other (income) expense amounted to income of $3.5 million in 2007 compared to income of $8.3 million in 2006. The income in 2007 pertains to facility exit cost adjustments and asset sales related to previously closed AH facilities. The income in 2006 primarily consists of a net curtailment gain of $7.5 million from the freezing of Norwegian and U.S. pension plans.

Operating Income (Loss):

     The increase/(decrease) in operating income is summarized as follows:

	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2006 as reported	$28.3	$51.8	$71.5	$(56.0)	$95.6
Less pension curtailment gain/(loss)	--	7.8	--	(0.3)	7.5
Research and development:
Upfront payment to IDEA AG	(60.0)	--	--	--	(60.0)
Other research & development	(29.4)	(1.9)	(4.5)	--	(35.8)
Facility exit cost adjustments and asset sales	--	--	3.5	--	3.5
(Increase)/decrease in SG&A expenses	(28.3)	(3.7)	(1.3)	11.4	(21.9)
Net OI increase (decrease) due to volume, price, new products, costs, and remaining foreign exchange	27.9	(4.4)	3.4	(0.1)	26.8
2007 as reported	$(61.5)	$34.0	$72.6	$(44.4)	$0.7

Interest Income/(Expense), net:

     The Company reported net interest income of $9.3 million for the year ended December 31, 2007, compared to net interest income of $16.5 million in 2006. Interest expense in 2007 is principally comprised of interest on the $300 million Convertible Senior Notes issued in March 2007 and interest on outstanding borrowings under the Company's China Credit Facility. An analysis of the components of interest income (expense), net is, as follows:

	Years Ended December 31,
	2007	2006

Interest income	$15.5	$19.3
Interest expense	(5.2)	(2.5)
Amortization of debt issuance costs	(1.0)	(0.3)
	$9.3	$16.5

Loss on Extinguishment of Debt:

         Results for the year ended December 31, 2006 included the payment of a call premium of $18.9 million and write-offs of deferred loan costs of $0.5 million associated with the repayment of the Company's outstanding long-term debt in January 2006.

Other Income (Expense), Net:

     A detail of Other income (expense), net follows:

	Years Ended December 31,
	2007	2006

Foreign exchange gains (losses), net	$(0.3)	$0.3
Other, net	(0.3)	(0.4)
	$(0.6)	$(0.1)

Tax Provision:

     The Company's effective tax rate ("ETR") is dependent on many factors including: a.) the impact of enacted tax laws in jurisdictions in which the Company operates; b.) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c.) the Company's ability to utilize various tax losses and credits.

     The tax provision for continuing operations for the year ended December 31, 2007 was $22.9 million. The Company's financial results include the $60.0 million up front payment made from Alpharma Ireland to IDEA in October 2007 (see Note 5). In connection with this payment, and other expenses incurred by Alpharma Ireland, the Company recorded a deferred tax asset of $7.6 million, representing the future potential tax benefits associated with these amounts. The Company recorded a corresponding full valuation allowance for this deferred tax asset, as Alpharma Ireland is a start-up operation for a product in development, and the Company has no basis to conclude it is more likely than not that these deferred tax assets will be realized.

The tax provision for continuing operations for the year ended December 31, 2006 was $32.5 million.

     In July 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes, which became effective for the Company, January 1, 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution. The impact of the Company's reassessment of its tax positions in accordance with FIN 48 did not have a material impact on results of operations, financial condition or liquidity.

Discontinued Operations:

On March 31, 2006, the Company completed the sale of its generic pharmaceutical telemarketing distribution business, ParMed, for cash in the amount of $40.1 million. The net after-tax gain on the sale of $19.2 million, is reported in 2006 results from discontinued operations, as a component of gains from disposals. In addition, included in income from discontinued operations for the year ended December 31, 2006, are the operating results, net of tax, of ParMed for the three months ended March 31, 2006.

Results of Continuing Operations 2006 vs. 2005

(Except as specifically noted, all comparisons of results of operations refer to continuing operations)

     Total revenue increased $100.2 million or 18.1% for the year ended December 31, 2006 compared to 2005. Foreign exchange had a slight favorable impact on revenues for the year. Operating income was $95.6 million in 2006 compared to $94.8 million in 2005. Diluted earnings per share was $1.11 in 2006 compared to $1.17 in 2005. Results for the year ended December 31, 2006, included the payment of a call premium of $18.9 million and the write-off of deferred loan costs of $0.5 million, associated with the repayment of the Company's remaining outstanding debt in January 2006. The results for 2006 also included a net pre-tax curtailment gain from the freezing of a Norwegian and a U.S. pension plan of $7.5 million. 2005 results included the reversal of a deferred tax valuation allowance of $52.1 million, taxes of $28.6 million on the repatriation of earnings from controlled foreign corporations and pre-tax charges of $8.0 million for extinguishment of debt, primarily related to the write-off of deferred loan costs resulting from the prepayment of debt.

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

Revenues:

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

     Revenues in API increased $30.3 million, to $168.7 million compared to $138.4 million in 2005. Revenues in 2006 included approximately $16.8 million of low margin sales of products that, in 2005, were reported as sales by the Company's divested Generics Business. The remainder of the revenue increase of $13.5 million, or 9.8%, was attributable to increase volumes, principally related to vancomycin, partially offset by pricing declines. The effect of translating revenues into U.S. dollars was insignificant.

AH revenues increased $21.8 million or 6.7%, to $ 346.9 million in 2006 versus 2005, due primarily to higher volumes in U.S. livestock markets of approximately $13 million and increased sales into international markets of approximately $6.4 million. In addition, translation of revenues into the U.S. dollar increased AH revenues by approximately $1.7 million compared to 2005.

Gross Profit:

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

Operating Expenses:

On a consolidated basis, selling, general and administrative ("SG&A") expenses increased $36.7 million in 2006 as compared to 2005. As a percentage of revenues, SG&A expense was 38.2% in 2006 versus 38.5% in 2005.

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

Operating Income (Loss):

     The increase/(decrease) in operating income is summarized as follows:

	Pharmaceuticals	API	AH	Corporate/ Unallocated	Total
2005 as reported	$23.6	$52.4	$66.3	$(47.5)	$94.8
Research and development	(18.4)	(0.1)	(0.2)	1.2	(17.5)
Senior management retention and transition, and performance unit expense, net of insurance recovery	--	--	--	(13.0)	(13.0)
Stock option expense, ongoing	--	--	--	(2.4)	(2.4)
Contract settlements	--	--	0.8	--	0.8
Pension curtailment gain/(loss)	--	7.8	--	(0.3)	7.5
Net margin improvement (decrease) due to volume, price, costs, foreign exchange and expenses	23.1	(8.3)	4.6	6.0	25.4
2006 as reported	$28.3	$51.8	$71.5	$(56.0)	$95.6

Interest Income/(Expense), net:

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

Loss on Extinguishment of Debt:

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

Other Income (Expense), Net:

     A detail of Other income (expense), net follows:

	Years Ended December 31,
	2006	2005

Foreign exchange gains (losses), net	$0.3	$2.8
Other, net	(0.4)	1.9
	$(0.1)	$4.7

Provision (Benefit) for Income Taxes:

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

      The tax provision for continuing operations for the year ended December 31, 2006 was $32.5 million, representing an effective tax rate of 35.2%.

     Income taxes for 2005 amounted to a benefit of $18.4 million compared to a pre-tax income of $43.8 million. This benefit was derived from the reversal of a valuation allowance on U.S. deferred tax assets of $52.1 million, partially offset by income taxes of $28.6 million related to the repatriation of earnings under the American Jobs Creation Act.

Discontinued Operations:

On December 19, 2005, the Company sold its worldwide human generics pharmaceutical business (the "Generics Business"), excluding ParMed Pharmaceuticals Inc. ("ParMed"), its generic pharmaceutical telemarketing distribution unit, to Actavis Group hf ("Actavis") for cash in the amount of $810 million. The net cash proceeds from this sale were used to repay all of the Company's outstanding debt, which amounted to $416.7 million at December 31, 2005. On March 31, 2006, the Company sold ParMed for cash in the amount of $40.1 million. After completing both of these sales, the Company had no debt and cash and cash equivalents at March 31, 2006, amounting to $366.4 million.

The results of operations of the Generics Business and ParMed (collectively, the "Discontinued Operations"), for the years ended December 31, 2006 and 2005, are summarized as follows:

Statements of Operations
	Years Ended December 31,
	2006	2005
Total revenues	$17.1	$870.2
Cost of sales	12.0	580.7
Gross profit	5.1	289.5

Operating expenses	2.8	244.9

Operating income	2.3	44.6
Interest expense and amortization of debt issuance cost	--	(0.4)
Other income (expense), net	--	2.3
Income from discontinued operations before provision for income taxes	2.3	46.5
Provision for income taxes	0.8	10.2

Net income from discontinued operations	$1.5	$36.3

Net income from discontinued operations in 2006 include only the results of operations of ParMed for the three months ended March 31, 2006, prior to its sale on March 31, 2006.

Inflation

     The effect of inflation on the Company's operations during 2007, 2006 and 2005 was not significant.

Critical Accounting Policies

     The consolidated financial statements are presented on the basis of accounting principles that are generally accepted in the United States of America. All professional accounting standards that are effective as of December 31, 2007 have been taken into consideration in preparing the consolidated financial statements. The Company has chosen to highlight certain policies, which include estimates that it considers critical to the operations of the business and its consolidated financial statements:

Revenue Recognition

    Revenues are recognized when title to products and risk of loss are transferred to customers. The Company's subsidiaries have terms of FOB shipping point where title and risk of loss transfer on shipment. Additional conditions for recognition of revenue are that collection of sales proceeds is reasonably assured and the Company has no further performance obligations.

Revenues from the launch of new and significantly unique products, for which the Company is unable to develop the requisite historical data on which to base estimates of returns, due to the uniqueness of the therapeutic area or delivery technology, as compared to other products in the Company's portfolio and in the industry, may be deferred until such time that a reliable estimate can be determined and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

In the Company's Pharmaceuticals and AH businesses, sales to certain customers require that the business remit discounts to either customers or governmental authorities in the form of rebates, discounts, promotional allowances, and other managed-care allowances. In addition, sales are generally made with limited right of return under certain circumstances.

Provisions for these discounts are reflected in the Consolidated Statement of Operations as a reduction of total revenues and amounted to $64.1 million and $47.1 million for the years ended December 31, 2007 and 2006, respectively. Accruals related to these provisions are reflected on the balance sheet and classified as either a direct reduction of accounts receivable or, to the extent that amounts are due to entities other than customers, as accrued expenses. The reserve balances related to these provisions included in Accounts receivable, net amounted to $11.5 million and $6.6 million at December 31, 2007 and 2006, respectively. The amounts included in Accrued expenses amounted to $19.6 million and $17.6 million, at December 31, 2007 and 2006, respectively. The most significant of these reserves relates to Medicaid accruals that are recorded as accrued expenses and estimated based upon experience within each state and information obtained from wholesalers regarding inventory levels. In the case of Medicaid accruals and all other reserves for discounts, the Company continually monitors the adequacy of procedures used to estimate these deductions from revenue by comparison of estimated amounts to actual experience. Operating results in 2007 and 2006 were favorably impacted by $2.0 million and $0.7 million in adjustments to prior year reserve balances, respectively.

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

Employee Benefit Plans

     The Company has two primary defined benefit pension plans, one in the U.S. and one in Norway. Effective December 31, 2006, the Company froze these two pension plans; replacing both with enhanced defined contribution plans. In connection with the freezing of these plans, the Company recorded net pre-tax curtailment and settlement gains, net of special termination benefits, of $7.5 million in 2006.

The Company provides a range of benefits to employees and retired employees, including pension, post-retirement, post-employment and health care benefits. The Company records annual amounts relating to these plans based on calculations, which include various actuarial assumptions, including discount rates, assumed rates of return, compensation increases, turnover rates, and health care cost and trend rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates, changes in historical experience, and trends when it is deemed appropriate to do so. Gains and losses arising from changes in assumptions are amortized over future periods. The Company believes that the assumptions utilized for recording its obligations under its plans are reasonable based on input from actuaries. In determining pension costs for its U.S. defined benefit pension plan, the Company used a discount rate of 6.00% in 2007, 5.75% in 2006, and 6.00% in 2005; and an assumed return on plan assets of 8.00% in 2007, 2006 and 2005. The Company used an assumed rate of compensation increases of 4.5% for both 2006 and 2005. The changes in these plan assumptions did not have a significant impact on net earnings for the years involved.

Litigation and Contingencies

     The Company is subject to litigation in the ordinary course of business, and also to certain other contingencies (see Item 3 of this Form 10-K and Note 13 to the Financial Statements). The Company records legal fees and other expenses related to litigation and contingencies as incurred net of estimated realizable insurance recoveries. Additionally, the Company assesses, in consultation with its counsel, the need to record liability for litigation and contingencies on a case-by-case basis. Reserves are recorded when the Company, in consultation with counsel, determines that a loss related to a matter is both probable and reasonably estimable.

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

Liquidity and Capital Resources

     At December 31, 2007, the Company had $302.8 million in cash and cash equivalents and $311.0 of debt outstanding. Interest income earned on investments was $15.5 million for the year ended December 31, 2007 and is included in Interest income (expense), net in the Consolidated Statements of Operations.

During the second quarter of 2007, the Company entered into a revolving credit facility with Bank of America, N.A. that provided a maximum of $10.6 million of loans to certain of the Company's entities in The People's Republic of China (the "China Credit Facility"). The amount of the China Credit Facility was subsequently increased to $21.6 million during the fourth quarter 2007. As of December 31, 2007, the outstanding borrowings under the China Credit Facility were $10.6 million and are classified within Short-term debt on the Consolidated Balance Sheet. Interest expense associated with the China Credit Facility is calculated based on the amount borrowed, and amounted to $0.2 million for the year ended December 31, 2007. The effective interest rate on the China Credit Facility for year ended December 31, 2007, was 6.0%.

In March 2007, the Company issued $300 million of Convertible Senior Notes, due March 2027. The net proceeds from the issuance, after deducting expenses, were $292.8 million. The net proceeds are being used to fund business development transactions and for general corporate purposes.

Cash flow provided by operating activities for the year ended December 31, 2007 was $47.0 million including the $60.0 million payment to IDEA, compared to $42.9 million provided from operations in 2006. During 2007, the Company received net cash tax refunds of $1.9 million versus $64.4 million paid for cash taxes in 2006, which is included in the overall change. Included in the $64.4 million paid for cash taxes in 2006, was approximately $30 million related to the repatriation of foreign earnings and additional cash payments of approximately $25 million related to the settlement of accrued tax expenses associated with the Generics Business disposition. Cash provided by operating activities in 2006 includes the cash flows of discontinued operations.

     Cash flow used in investing activities for the year ended December 31, 2007 included $100.3 million related to the Company's licensing agreement with IBSA and $6.9 million related to the Company's acquisitions in China (See Notes 5 and 4, respectively). Cash flow used in investing activities also included capital expenditures of $60.5 million, of which approximately $9.6 million related to the manufacturing alliance with Hisun (See Note 4). Cash provided by investing activities for 2006 included the proceeds from the sale of ParMed of $40.1 million and, in 2005, the net proceeds from the sale of the Generics Business of $804.4 million. Capital expenditures amounted to $36.2 million in 2006 and $38.9 million in 2005. Cash from investing activities includes cash flows of discontinued operations.

     The cash flow provided by financing activities in 2007 was $310.4 million compared with a use of $732.8 million in 2006. Cash flow from financing activities in 2007 includes the net proceeds of $292.8 million from the issuance of $300 million in Convertible Senior Notes and net proceeds of $10.7 million primarily from a revolving credit facility for the Company's entities in The People's Republic of China. The use of funds in 2006 included $436.3 million related to the repayment of debt, including a call premium of $18.9 million. Also included in the use of funds in 2006 was the repurchase of all the Class B shares for $307.4 million.

Working capital, including cash and cash equivalents, at December 31, 2007, was $383.1 million compared to working capital of $198.0 million at December 31, 2006. Working capital is defined as current assets less current liabilities. The increase in working capital from December 31, 2006 to 2007 is primarily related to the $292.8 million of cash received in conjunction with the issuance of the Convertible Senior Notes in March 2007. In addition to the increase in cash, the increase in current assets reflects increases in accounts receivable and inventory levels as a result of higher volumes and supply chain planning in anticipation of expected increased market demand for certain products.

    Stockholders' equity at December 31, 2007 was $731.1 million compared to $724.0 million at December 31, 2006. The accumulated deficit increased by $18.3 million reflecting the 2007 net loss, and the impact ($4.7 million) of the first quarter 2007 implementation of FIN 48. At December 31, 2007, due primarily to the cumulative weakening of the U.S. dollar against many other currencies, the Company reported Accumulated Other Comprehensive Income of $70.3 million compared to $58.2 million at December 31, 2006.

Contractual Obligations

     At December 31, 2007, the Company's contractual cash obligations are summarized as follows (in millions):

Contractual Cash Commitments	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years
Operating leases	$32.1	$3.0	$6.5	$6.2	$16.4
Purchase obligations	315.7	50.8	78.3	56.0	130.6
Total contractual cash commitments	$347.8	$53.8	$84.8	$62.2	$147.0

Under the terms of certain business and product acquisition and licensing agreements, the Company may be required to make additional payments in future years upon the occurrence of specified events. Additionally, the Company has a number of conditional supply agreements which obligate the Company to purchase products or services from vendors based on Company forecasts which are updated on a regular basis and at prices subject to negotiation and change. Certain of the supply agreements may require minimum payments under certain circumstances if minimum quantities are not purchased. See Note 13 to the financial statements for additional information.

The Company has omitted amounts regarding FIN 48 in the table above, as the estimated payments by year cannot be reasonably determined.

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

     At December 31, 2007, the Company had forward foreign exchange contracts mainly denominated in Euros, Danish Krones, Hungarian Forints, Norwegian Kroner, Swiss Francs, Swedish Krona and U.S. Dollars with a notional amount of $221.0 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first quarter of 2008. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in notional value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be approximately $23.0 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

Interest Rate Risk

     Alpharma's interest rate risk relates primarily to the asset-based $75 million Senior Secured Credit Facility, which has variable interest rates which reset on a periodic basis. At December 31, 2007, there were no amounts outstanding under the Senior Secured Credit Facility. In addition, the Company has a $21.6 million credit facility in China that is made available in local currency to the Company's Chinese subsidiaries. The facility has a variable interest rate (6.8% as of December 31, 2007), which resets on a periodic basis. At December 31, 2007, $10.6 million was drawn under the credit facility in China.

The Company also has a $300.0 million Convertible Note which has a fixed interest rate of 2.125%.

Item 8.    Financial Statements and Supplementary Data

     See page F-1 of this Report, which includes an index to the consolidated financial statements and financial statement schedules.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure controls and procedures involve participation by various individuals in the Company having access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2007. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of December 31, 2007.

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

      Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, utilizing the criteria described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The objective of this assessment was to determine whether the Company's internal control over financial reporting was effective as of December 31, 2007. Based on that assessment the Company believes that, at December 31, 2007, its internal control over financial reporting was effective.

(c) Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal control over financial reporting during the three-month period ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

On February 22, 2008, the Board of Directors, upon the recommendation of the Compensation Committee of the Board of Directors, awarded to Mr. Dean Mitchell, Chief Executive Officer, a 2007 bonus, under the terms of the Amended Alpharma Inc. Executive Bonus Plan, in the amount of $845. In addition, on February 22, 2008, the Board of Directors, upon the recommendation of the Compensation Committee, approved the issuance, under the Company's 2003 Omnibus Incentive Compensation Plan, of 184,713 stock options to Mr. Mitchell and an adjusted annual base salary for 2008 for Mr. Mitchell equal to $753. Pursuant to approval of the Compensation Committee, Mr. Mitchell had received a grant of 49,806 restricted shares on January 24, 2008.

On February 21, 2008, the Compensation Committee approved the same performance goals as those established in 2007 to determine the amount of cash bonuses that may be paid to key executives (including the Named Executive Officers) for the 2008 fiscal year under the Amended Alpharma Inc. Executive Bonus Plan. Each such Named Executive Officer can receive more or less than his or her target bonus (from 0% to 200% of said target bonus) based upon the Company's ability to achieve certain operating income, cash flow and revenue growth targets for 2008. In addition, for Named Executive Officers who are responsible for a specific business segment of the Company, a portion of his or her bonus will depend on that business segment's ability to achieve certain income, cash flow and revenue targets for 2008.  The target bonus level for the Chief Executive Officer for the 2008 fiscal year is 100% and for the other Named Executive Officers for the 2008 fiscal year is 50%.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

     The information as to the Directors of the Registrant set forth under the caption "Election of Directors" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008, which Proxy Statement will be filed on or prior to March 28, 2008, is incorporated by reference into this Report. The information as to the Executive Officers of the Registrant is included in Part I hereof under the caption "Executive Officers of the Registrant" in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. The Information set forth under the sub-caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the aforementioned Proxy Statement is also incorporated by reference into this Report. The information as to the Audit Committee and the Audit Committee Financial Expert is set forth under the caption "Committees of the Board" of the aforementioned Proxy Statement is also incorporated into this Report by reference. The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller (who is also its principal accounting officer), effective May 20, 2003. The Company has posted a copy of its code of ethics on its Internet Website, located at www.Alpharma.com. The Company will provide to any person, without charge, upon request to Jack Howarth, Vice President of Investor Relations, a copy of its code of ethics. The Company has not implemented any material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 11.    Executive Compensation

     The information set forth under the sub-caption "Compensation Committee Interlocks and Insider Participation" appearing under the caption "Corporate Governance" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008, which Proxy Statement will be filed on or prior to March 28, 2008, and the information set forth under the captions "Executive Compensation" and "Compensation Committee Report" in such Proxy Statement, are incorporated into this Report by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008, which Proxy Statement will be filed on or prior to March 28, 2008, is incorporated in this Report by reference.

Item 13.    Certain Relationships, Related Transactions, and Director Independence

     The information set forth under the caption "Certain Relationships and Related Transactions" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008, which Proxy Statement will be filed on or prior to March 28, 2008, and the information set forth under the subcaption "Board and Committee Independence" appearing under the caption "Corporate Governance" in such Proxy Statement, are incorporated into this Report by reference.

Item 14.    Principal Accountant Fees and Services.

The Information set forth under the caption "Principal Accountant Fees and Services" of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 8, 2008, which Proxy Statement will be filed on or prior to March 28, 2008, is incorporated into this Report by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

List of Financial Statements

     See page F-1 of this Report, which includes an index to consolidated financial statements and financial statement schedule.

List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

1.1

Underwriting Agreement, dated as of March 15, 2007 between the Company and Banc of America Securities LLC was filed as Exhibit 1.1 to the Company's March 2, 2007 current report on Form 8-K and is incorporated by reference.

2.1

Stock and Asset Purchase Agreement, dated October 17, 2005, between Alpharma Inc., the other Seller named therein and Actavis Group hf was filed as Exhibit 10.1 to the Company's October 17, 2005 current report on Form 8-K and is incorporated by reference.

2.2

Stock and Asset Purchase Agreement dated February 6, 2008, among Alfanor 7152 AS (under change of name to Otnorbidco AS), Otdelholdco Inc., Otdenholdco ApS, the Company, Alpharma (Luxembourg) S.ar.l., Alpharma Bermuda G.P., and Alpharma International (Luxembourg) S.ar.l, was filed as Exhibit 10.1 to the Company's February 7, 2008 current report on Form 8-K and is incorporated by reference.

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

3.2	Amended and Restated By-Laws of the Company, effective as of December 4, 2007, was filed as Exhibit 3.1 to the Company's December 10, 2007 current report on Form 8-K and is incorporated by reference.

4.1

First Supplemental Indenture, dated as of March 20, 2007, between the Company and U.S. Bank National Association was filed as Exhibit 4.1 to the Company's March 20, 2007 current report on form 8-K and is incorporated by reference .

4.2	Warrant Agreement, dated as of October 3, 2007, between the Company and IBSA was filed as Exhibit 4.1 to the Company's October 10, 2007 current report on Form 8-K and is incorporated by reference.

4.3	Warrant issued to IDEA AG, dated October 12, 2007 was filed as Exhibit 4.1 to the Company's September 30, 2007 quarterly report on Form 10-Q and is incorporated by reference.

4.4	Warrant issued to IDEA AG, dated October 12, 2007 was filed as Exhibit 4.2 to the Company September 30, 2007 quarterly report on Form 10-Q and is incorporated by reference.

10.1

Amended and Restated Loan and Security Agreement, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, dated March 10, 2006, was filed as Exhibit 10.2 to the Company's March 31, 2006 quarterly report on Form 10-Q and is incorporated by reference.

10.1a

Letter Amendment to Amended and Restated Loan and Security Agreement, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, dated July 28, 2006, was filed as Exhibit 10.1a to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.1b

Letter Amendment to Amended and Restated Loan and Security Agreement, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, dated October 6, 2006, and various other lenders, was filed as Exhibit 10.1b to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference..

10.1c

Letter Amendment amending the Amended and Restated Loan and Security Agreement, dated March 10, 2006, as amended, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, effective March 14, 2007, was filed as Exhibit 10.1 to the Company's March 20, 2007 current report on Form 8-K and is incorporated by reference.

10.1d

Letter Amendment amending the Amended and Restated Loan and Security Agreement, dated March 10, 2006, as amended, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, dated August 24, 2007 was filed as Exhibit 10.5 to the Company's September 30, 2007 quarterly report on Form 10-Q and is incorporated by reference.

10.1e

Letter Amendment amending the Amended and Restated Loan and Security Agreement, dated March 10, 2006, as amended, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, dated September 3, 2007, was filed as Exhibit 10.6 to the Company's September 30, 2007 quarterly report on Form 10-Q and is incorporated by reference.

10.1f

Letter Amendment amending the Amended and Restated Loan and Security Agreement, dated March 10, 2006, as amended, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, dated October 22, 2007, was filed as Exhibit 10.7 to the Company's September 30, 2007 quarterly report on Form 10-Q and is incorporated by reference.

10.2

Multicurrency Revolving Credit Facility, dated December 7, 2005, among a subsidiary of the Company as borrower, the Company as guarantor and DNB Nor Bank ASA was filed as Exhibit 10.1 to the Company's December 7, 2005 current report on Form 8-K dated and is incorporated herein by reference.

10.3	Promissory Note, dated December 28, 2005, provided by Alpharma AS to DnB Nor Bank ASA was filed as Exhibit 10.4 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.4	Agreement, dated July 1, 1999, between the Company and Einar W. Sissener was filed as Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K and is incorporated by reference.
10.4a	Amendment No. 1 to Sissener Employment Letter, effective March 23, 2004, was filed as Exhibit 10.7a to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.
10.5	Amended and Restated Employment Agreement, dated June 29, 2006, between the Company and Ingrid Wiik was filed as Exhibit 10.2 to the Company's July 6, 2006 Form 8-K and is incorporated by reference.

10.5a

Agreement on the Succession of Pension Obligations, dated December 28, 2006, between the Company and Ingrid Wiik was filed as Exhibit 10.5a to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.6	Employment Contract, dated April 12, 2002, between the Company and Matthew Farrell was filed as Exhibit 10.2 to the Company's March 31, 2002 quarterly Form 10-Q and is incorporated by reference.

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

10.8a

Amendment to Employment Agreement, dated February 26, 2003, between the Company and Ronald Warner was filed as Exhibit 10.3a to the Company's March 31, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

10.8b	Retention Agreement, December 5, 2005, between the Company and Ronald Warner was filed as Exhibit 10.2 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.
10.9	Employment Agreement, dated October 19, 2001, between the Company and Carol A. Wrenn was filed as Exhibit 10.16 to the Company's 2002 Annual Report on Form 10-K and is incorporated by reference.
10.9a

Letter Agreement, dated July 15, 2003, between the Company and Carol A. Wrenn was filed as Exhibit 10.2 to the Company's September 30, 2003 quarterly report on Form 10-Q and is incorporated by reference.

10.9b

Supplemental Letter Agreement, dated February 11, 2004, between the Company and Carol A. Wrenn was filed as Exhibit 10.14b to the Company's 2003 Annual Report on Form 10-K and is incorporated by reference.

10.9c	Retention Agreement between the Company and Carol Wrenn was filed as Exhibit 10.3 to the Company's December 19, 2005 current report on Form 8-K and is incorporated by reference.
10.10

Employment Agreement, dated February 26, 2003, between the Company and Fred Lynch was filed as Exhibit 10.2 to the Company's March 31, 2003 quarterly report on Form 10-Q, and is incorporated by reference.

10.11	Employment contract between the Company and Carl-Aake Carlsson dated October 17, 2002 was filed as Exhibit 10.18 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.11a	Retention Agreement, dated December 5, 2005, between the Company and Carl-Aake Carlsson was filed as Exhibit 10.12a to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.11b	Retention Agreement, dated November 9, 2007, between the Company and Carl-Aake Carlsson is filed as an Exhibit to this Report.

10.11c	Amendment to November 9, 2007 Retention Agreement between the Company and Carl-Aake Carlsson, dated January 14, 2008, is filed as an Exhibit to this Report.

10.12	Employment Agreement, dated July 17, 2001, between the Company and George Rose was filed as Exhibit 10.17 to the Company's 2002 Annual Report on Form 10K and is incorporated by reference.

10.12a	Separation Agreement, dated October 2 2006, between the Company and George Rose was filed as Exhibit 10.12a to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.13

Employment Agreement, dated as of May 30, 2006, between the Company and Dean Mitchell, was filed as Exhibit 10.1 to the Company's May 31, 2006 current report on Form 8-K Report and is incorporated by reference.

10.14

Employment Agreement, effective September 21, 2006, between the Company and Jeffrey Campbell, was filed as Exhibit 10.1 to the Company's September 26, 2006 current report on Form 8-K and is incorporated by reference.

10.14a

Employment Agreement, dated April 13, 2007, between the Company and Jeffrey S. Campbell, was filed as Exhibit 10.1 to the Company's April 18, 2007 current report on Form 8-K and is incorporated by reference.

10.15

Retirement Agreement, effective September 21, 2006, between the Company and Robert F. Wrobel, was filed as Exhibit 10.2 to the Company's September 26, 2006 current report on Form 8-K Report and is incorporated by reference.

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

10.17

Lease Agreement, dated October 3, 1994, between A.L. Industrier ASA, as landlord, and Alpharma AS, as tenant was filed as Exhibit 10.10 to the Company's 1994 Annual Report on Form 10-K and is incorporated by reference.

10.18

Parking Lot Lease Agreement, dated as of February 1, 2002, between A.L. Industrier ASA, as landlord, and Alpharma AS, as tenant was filed as Exhibit 10.0 to the Company's September 30, 2002 quarterly report on Form 10-Q and is incorporated by reference.

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

10.21

Settlement and License Agreement, effective as of September 23, 2004, between Alpharma Inc., Natinco N.V., BISA Holdings BV and BIL (SCB) Holdings Limited was filed as Exhibit 35b to the Company's 2004 Annual Report on Form 10K and is incorporated by reference.

10.22

Asset Purchase Agreement, dated March 24, 2003, between Wynco, LLC and Iowa Veterinary Supply Co was filed as Exhibit 10.3 to the Company's March 31, 2004 quarterly report on Form 10-Q, and is incorporated by reference.

10.23

Stock Purchase Agreement, dated as of December 13, 2006, by and among the Company, Alpharma (Bermuda) Inc., Alpharma Euro Holdings Inc., A.L. Industrier A.S. and AS Wangs Fabrik was filed as Exhibit 10.1 to the Company's December 18, 2006 current report on Form 8-K and is incorporated by reference.

10.24

Voting Agreement, dated as of December 13, 2006, by and among the Company, Mr. Einar Sissener, AS Swekk, Bluebird Invest I AS, EWS-Stiftelsen, Einar Andreas Sissener, Annicken Sissener and Henriette Sissener was filed as Exhibit 10.2 to the Company's December 18, 2006 current report on Form 8-K and is incorporated by reference.

10.25

Toll Manufacturing Agreement, dated December 19, 2005, between Alpharma Branded Products Division Inc. and Purepac Pharmaceutical Co. was filed as Exhibit 10.31 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.25a

Amendment Agreement, dated December 3, 2006, between Alpharma Branded Products Division Inc. and Actavis LLC was filed as Exhibit 10.25a to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.26

Stock Purchase Agreement, dated March 8, 2006, was among the Company, Alpharma U.S. Inc., Cardinal Health, Inc. and Cardinal Health 110, Inc. filed as Exhibit 10.3 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.27

Development and License Agreement, dated March 28, 2007, between Tris Pharma, Inc. and Alpharma Branded Products Division Inc., was filed as Exhibit 10.5 to the Company's May 1, 2007 current report on Form 8-K and is incorporated by reference.

10.28

Operation Services Agreement, dated July 3, 2007, between Zhejiang Hisun Pharmaceutical Co., Ltd. and Alpharma (Taizhou) Pharmaceutical Co., Ltd., was filed as Exhibit 10.1 to the Company's September 30, 2007 quarterly report on Form 10-Q, and is incorporated by reference.

10.29

Acquisition and Construction Agreement, dated July 3, 2007, between Zhejiang Hisun Pharmaceutical Co., Ltd. and Alpharma (Taizhou) Pharmaceutical Co., Ltd., was filed as Exhibit 10.2 to the Company's September 30, 2007 quarterly report on Form 10-Q, and is incorporated by reference.

10.30

Lease Agreement, dated July 3, 2007, between Zhejiang Hisun Pharmaceutical Co., Ltd. and Alpharma (Taizhou) Pharmaceutical Co., Ltd., was filed as Exhibit 10.3 to the Company's September 30, 2007 quarterly report on Form 10-Q, and is incorporated by reference.

10.31

Exclusive License and Distribution Agreement, dated August 16, 2007, between IBSA Institut Biochimique SA (Switzerland) and Alpharma Pharmaceuticals LLC, was filed as Exhibit 10.8 to the Company's September 30, 2007 quarterly report on Form 10-Q, and is incorporated by reference.

10.32

Exclusive License and Distribution Agreement for TIROSINT between IBSA Institut Biochimique SA (Switzerland) and Alpharma Pharmaceuticals LLC, dated August 16, 2007 was filed as Exhibit 10.9 to the Company's September 30, 2007 quarterly report on Form 10-Q, and is incorporated by reference.

10.33

Exclusive License Agreement, dated September 4, 2007, between IDEA AG and Alpharma Ireland Limited was filed as Exhibit 10.10 to the Company's September 30, 2007 quarterly report on Form 10-Q, and is incorporated by reference.

10.34

Registration Rights Agreement, dated October 12, 2007, between Alpharma Inc., IDEA AG and any Stockholders was filed as Exhibit 10.11 to the Company's September 30, 2007 quarterly report on Form 10-Q, and is incorporated by reference.

10.35	Service Agreement, dated December 17, 2007, between Ventiv Commercial Services, LLC and Alpharma Pharmaceuticals LLC, is filed as an Exhibit to this Report.*

10.36	2003 Omnibus Incentive Compensation Plan, amended and restated as of January 1, 2008 is filed as an Exhibit to this Report.

10.37

Alpharma Inc. 1997 Incentive Stock Option and Appreciation Right Plan, as amended was filed as Exhibit 10.1 to the Company's June 30, 1999 quarterly report on Form 10-Q/A and is incorporated by reference.

10.37a

Amendment to the Alpharma Inc. 1997 Incentive Stock Option and Appreciation Right Plan, effective June 22, 2006, was filed as Exhibit 10.29a to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.37b

Amendment to the Alpharma Inc. 1997 Incentive Stock Option and Appreciation Right Plan, effective October 1, 2006, was filed as Exhibit 10.29b to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.38

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

10.38b

Form of revised Restricted Stock Unit Award Agreement for members of Alpharma Inc.'s Board of Directors, effective March 23, 2006, was filed as Exhibit 10.1 to the Company's June 7, 2007 current report on Form 8-K and is incorporated by reference.

10.39	Alpharma Inc. 2005 Supplemental Savings Plan, amended and restated, effective January 1, 2008, is filed as an Exhibit to this Report.

10.40	Alpharma Inc 2007 Supplemental Savings Plan, effective January 1, 2008, is filed as an Exhibit to this Report.

10.41	Form of Restricted Stock Award Agreement, effective March 8, 2004, was filed as Exhibit 10.43 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.41a	Form of revised Restricted Stock Award Agreement, effective May 12, 2005, was filed as Exhibit 10.1 to the Company's May 12, 2005 current report on Form 8-K and is incorporated by reference.

10.41b	Form of revised Restricted Stock Award Agreement, effective March 28, 2007, was filed as Exhibit 10.2 to the Company's May 1, 2007 current report on Form 8-K and is incorporated by reference.

10.42

Form of Restricted Stock Unit Award Agreement for employees located outside of the United States, effective March 8, 2004, was filed as Exhibit 10.45 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.42a

Form of Revised Restricted Stock Unit Award Agreement for employees located outside of the United States, effective May 12, 2005, was filed as Exhibit 10.2 to the Company's May 12, 2005 current report on Form 8-K and is incorporated by reference.

10.42b

Form of revised Restricted Stock Unit Award Agreement for employees located outside of the United States, effective March 28, 2007, was filed as Exhibit 10.3 to the Company's May 1, 2007 current report on Form 8-K and is incorporated by reference.

10.43	Form of Non-Qualified Stock Option Award Agreement, effective March 8, 2004, was filed as Exhibit 10.46 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.43a

Form of revised Non-Qualified Stock Option Award Agreement, effective March 28, 2007, was filed as Exhibit 10.4 to the Company's May 1, 2007 current report on Form 8-K and is incorporated by reference.

10.44	Form of Performance Unit Award Agreement, effective March 8, 2004, was filed as Exhibit 10.47 to the Company's 2004 Annual Report on Form 10-K and is incorporated by reference.

10.45	Alpharma Inc. Severance Plan Amended and Restated, effective January 25, 2008, is filed as an Exhibit to this Report.
10.46	Alpharma Inc. Change in Control Plan, amended and restated effective January 25, 2008, is filed as an Exhibit to this Report.

10.47

Alpharma Inc. Amended and Restated Deferred Compensation Plan, effective July 1, 1984, amended October 14, 1994, was filed as Exhibit 10.46 to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.47a

Amendment No. 1 to the Alpharma Inc. Amended and Restated Deferred Compensation Plan, dated December 30, 2005 was filed as Exhibit 10.46a to the Company's 2005 Annual Report on Form 10-K and is incorporated by reference.

10.47b	Amendment to the Alpharma Inc. Deferred Compensation Plan, effective as of June 22, 2006, was filed as Exhibit 10.39b to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.48	A.L.Pharma Inc. Supplemental Pension Plan, amended and restated, effective January 1, 2008, is filed as an Exhibit to this Report.

10.48a

Amendment No. 1 to the A.L. Pharma Inc. Supplemental Pension Plan, effective March 31, 2006 was filed as an Exhibit 10.40a to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.49	Alpharma Inc. Non-Employee Director Option Plan, effective May 30, 1996, was filed as Exhibit 10.41 to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.49a

Amendment to the Alpharma Inc. Non-Employee Director Option Plan, effective June 22, 2006, was filed as Exhibit 10.41a to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.50	Alpharma Inc. Supplemental Savings Plan (amended and restated, effective January 1, 2008), is filed as an Exhibit to this Report.

10.51	Amended Alpharma Inc. Executive Bonus Plan, effective January 1, 2007, was filed as Exhibit 10.28 to the Company's 2006 Annual Report on Form 10-K and is incorporated by reference.

10.52	Form of Revised Performance Based Restricted Stock Unit Award Agreement, effective January 29, 2008, is filed as an Exhibit to this Report.

21	A list of the subsidiaries of the Company as of February 15, 2008, is filed as an Exhibit to this Report.

23.1	Consent of BDO Seidman, LLP, an Independent Registered Public Accounting Firm, is filed as an Exhibit to this Report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

32	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2008	Alpharma Inc. Registrant By: /s/ Peter G. Tombros Peter G. Tombros Director and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2008	/s/ Peter G. Tombros Peter G. Tombros Director and Chairman of the Board and Chairman of the Nominating and Corporate Governance Committee

Date: February 27, 2008	/s/ Dean J. Mitchell Dean J. Mitchell Director, President and Chief Executive Officer

Date: February 27, 2008	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Executive Vice President and Chief Financial Officer

Date: February 27, 2008	/s/ Donald I. Buzinkai Donald I. Buzinkai Vice President, Controller and Principal Accounting Officer

Date: February 27, 2008	/s/ Finn Berg Jacobsen Finn Berg Jacobsen Director and Chairman of the Audit Committee

Date: February 27, 2008	/s/ Peter W. Ladell Peter W. Ladell Director

Date: February 27, 2008	/s/ Ramon M. Perez Ramon M. Perez Director and Chairman of the Compensation Committee

Date: February 27, 2008	/s/ David C. U'Prichard David C. U'Prichard Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2 to F-3

Consolidated Balance Sheets at December 31, 2007 and 2006	F-4

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-7

Notes to Consolidated Financial Statements	F-8 to F-41

Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Alpharma Inc.

440 U.S. Highway 22 East

Bridgewater, NJ 08807

We have audited the accompanying consolidated balance sheets of Alpharma Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpharma, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 17, in 2007 the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes," effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Alpharma Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

February 27, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Alpharma Inc.

440 U.S. Highway 22 East

Bridgewater, NJ 08807

We have audited Alpharma Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alpharma Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alpharma Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alpharma Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

New York, New York

February 27, 2008

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
ASSETS	2007	2006
Current assets
Cash and cash equivalents	$302,823	$ 113,163
Accounts receivable, net	130,246	107,847
Inventories	125,963	106,958
Prepaid expenses and other current assets	22,470	25,573
Total current assets	581,502	353,541

Property, plant & equipment, net	283,604	233,447
Intangible assets, net	248,673	160,922
Goodwill	119,192	117,655
Other assets and deferred charges	55,194	61,674
Total assets	$1,288,165	$ 927,239

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt	$11,032	$ --
Accounts payable	57,903	50,180
Accrued expenses	121,717	96,303
Accrued and deferred income taxes	7,723	9,090
Total current liabilities	198,375	155,573
Long-term debt	300,000	--
Deferred income taxes	27,358	27,885
Other non-current liabilities	31,305	19,782
Total non-current liabilities	358,663	47,667

Commitments and contingencies (see Note 13)

Stockholders' equity:
Class A common stock, $0.20 par value (authorized 75,000,000; issued 44,122,072 and 43,793,414 outstanding)	8,824	8,685
Class B common stock, $0.20 par value (authorized 15,000,000; issued 11,872,897)	2,375	2,375
Preferred stock, $1 par value (authorized 500,000)	--	--
Additional paid in capital	1,130,918	1,117,717
Accumulated deficit	(166,270)	(147,977)
Accumulated other comprehensive income	70,321	58,240
Treasury stock, at cost	(315,041)	(315,041)
Total stockholders' equity	731,127	723,999

Total liabilities and stockholders' equity	$1,288,165	$ 927,239

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

Total revenues	$722,425	$653,828	$553,617
Cost of sales	313,048	271,988	217,363
Gross profit	409,377	381,840	336,254
Selling, general and administrative expenses	271,944	250,069	213,323
Research and development	140,255	44,430	26,936
Asset impairments and other (income) expense	(3,528)	(8,259)	1,184
Operating income	706	95,600	94,811

Interest income (expense), net	9,291	16,453	(47,750)
(Loss) on extinguishment of debt	--	(19,415)	(7,989)
Other income (expense), net	(646)	(129)	4,706

Income from continuing operations before provision for income taxes	9,351	92,509	43,778
Provision (benefit) for income taxes	22,932	32,517	(18,398)
Income (loss) from continuing operations	(13,581)	59,992	62,176

Discontinued operations, net of taxes: (Note 3)
Income from discontinued operations	--	1,531	36,334
Gains from disposals	--	21,021	35,259
Income from discontinued operations	--	22,552	71,593

Net income (loss)	$(13,581)	$ 82,544	$133,769

Earnings (loss) per common share:
Basic
Income (loss) from continuing operations	$(0.32)	$ 1.12	$ 1.18
Income from discontinued operations	--	$ 0.42	$ 1.37
Net income (loss)	$(0.32)	$ 1.54	$ 2.55

Diluted
Income (loss) from continuing operations	$(0.32)	$ 1.11	$ 1.17
Income from discontinued operations	--	$ 0.41	$ 1.35
Net income (loss)	$(0.32)	$ 1.52	$ 2.52

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)	Common Stock	Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity

Balance, December 31, 2004	$10,631	$1,073,921	$(7,443)	$(347,425)	$161,602	$(7,644)	$883,642

Comprehensive income:
Net income - 2005				133,769			133,769
Currency translation adjustment					(60,553)		(60,553)
Recognition of currency translation on sale of Generics business					(48,958)		(48,958)
Minimum pension liability, net					(4,239)		(4,239)
Total comprehensive income							20,019

Dividends declared ($.18 per common share)				(9,481)			(9,481)
Award of, and changes in, restricted stock	79	4,793	(4,872)				--
Amortization of restricted shares			4,320				4,320
Modification of restricted stock		2,349	2,600				4,949
Modification of stock options		3,271					3,271
Tax benefit realized from long-term incentive plan		1,818					1,818
Exercise of stock options (Class A)	120	4,997					5,117
Employee stock purchase plan	52	4,371	--	--	--	--	4,423

Balance, December 31, 2005	$10,882	$1,095,520	$(5,395)	$(223,137)	$47,852	$(7,644)	$918,078

Comprehensive income:
Net income - 2006				82,544			82,544
Currency translation adjustment					8,714		8,714
Minimum pension liabiltiy, net					292		292
Unrecognized loss on pensions (SFAS 158), net					(2,565)		(2,565)
Total comprehensive income							88,985

Dividends declared ($.14 per common share)				(7,384)			(7,384)
Stock option expense		2,383					2,383
Award of, and changes in, restricted stock, including amortization	(36)	2,461					2,425
Modification of restricted stock		193					193
Modification of stock options		288					288
Tax benefit realized from long-term incentive plan		3,757					3,757
Elimination of minimum pension liability, net (SFAS 158)					3,947		3,947
Exercise of stock options (Class A)	197	16,408					16,605
Employee stock purchase plan	17	2,102					2,119
Reclass for change in accounting presentation		(5,395)	5,395				--
Repurchase of B shares	--	--	--	--	--	(307,397)	(307,397)

Balance, December 31, 2006	$11,060	$1,117,717	$--	$(147,977)	$58,240	$(315,041)	$723,999

Comprehensive loss:
Net loss - 2007				(13,581)			(13,581)
Currency translation adjustment					12,817		12,817
Unrecognized loss on pensions, net					(736)		(736)
Total comprehensive loss							(1,500)

Adjustment for FIN 48				(4,712)			(4,712)
Stock option expense		1,777					1,777
Award of, and changes in, restricted stock, including amortization	60	3,848					3,908
Issuance of stock warrants		1,780					1,780
Exercise of stock options (Class A)	59	3,442					3,501
Employee stock purchase plan	20	2,354	--	--	--	--	2,374

Balance, December 31, 2007	$11,199	$1,130,918	$--	$(166,270)	$70,321	$(315,041)	$731,127

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$(13,581)	$82,544	$133,769
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,984	45,750	91,194
Amortization of loan costs	1,012	250	2,168
Interest accretion on convertible debt	--	754	7,055
Amortization of restricted stock and stock options	5,625	4,844	4,320
Loss on extinguishment of debt	--	19,415	7,989
Net gain on pension curtailment	--	(7,542)	--
Gain on disposal of discontinued operations	--	(21,021)	(35,259)
Deferred income taxes	12,913	28,922	(38,070)
Other non-cash items	2,078	339	3,447
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(18,140)	(13,265)	9,210
(Increase) decrease in inventory	(12,666)	(10,804)	71,793
Decrease (increase) in prepaid expenses and other current assets	3,332	16,024	(15,689)
(Decrease) increase in accounts payable and accrued expenses	28,091	(36,158)	(28,432)
(Decrease) increase in taxes payable	(1,067)	(57,439)	32,128
Other, net	(10,590)	(9,680)	1,658
Net cash provided by operating activities	46,991	42,933	247,281

Investing activities:
Capital expenditures	(60,499)	(36,171)	(38,939)
Purchase of intangibles	(1,488)	(2,880)	(5,159)
Licensing activities	(100,261)	--	--
Acquisitions	(6,883)	(1,089)	--
Proceeds from sale of property	--	1,100	--
Proceeds from sales of businesses	--	40,100	804,421
Net cash provided (used) in investing activities	(169,131)	1,060	760,323

Financing activities:
Net advances (payments) under lines of credit	10,678	(35,715)	19,636
Purchase of Class B shares	--	(307,397)	--
Payment of call premium	--	(18,894)	--
Proceeds from issuance of convertible notes	292,772	--	--
Payment of senior long-term debt	--	(381,702)	(311,836)
(Decrease)/increase in book overdraft	1,037	(1,691)	(12,318)
Dividends paid	--	(9,840)	(9,481)
Proceeds from issuance of common stock	5,875	18,724	9,540
Tax benefits realized from stock option plans	--	3,757	1,818
Net cash used in financing activities	310,362	(732,758)	(302,641)

Net cash flows from exchange rate changes	1,438	1,730	(9,977)

Increase (decrease) in cash and cash equivalents	189,660	(687,035)	694,986
Cash and cash equivalents at beginning of year	113,163	800,198	105,212
Cash and cash equivalents at end of year	$302,823	$113,163	$800,198

See Notes to Consolidated Financial Statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.  The Company

     Alpharma Inc. and Subsidiaries, (the "Company") is a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals.

On December 28, 2006, the Company purchased 100% of the outstanding shares of the Company's Class B common stock from A.L. Industrier ASA ("Industrier"). Including related fees, the cost of repurchasing the B shares was $307,397. Through its ownership of the Class B common stock, Industier had voting power that provided it with effective control of the Company. Following the Class B share repurchase, control of the Company rests in the holders of the Class A shares acting by the majority applicable under Delaware law and Company's charter documents (See Note 18).

     The Company's businesses are organized in three reportable segments, as follows:

Pharmaceuticals
Active Pharmaceutical Ingredients ("API")
Animal Health ("AH")

     Pharmaceuticals markets two branded pharmaceutical prescription products, a pain medication sold in the U.S. under the trademark KADIAN and a prescription topical non-steroidal anti-inflammatory ("NSAID") patch product sold in the U.S., as of January 2008, under the trademark FLECTOR Patch.

     API develops, manufactures and markets a range of antibiotic fermentation-based, and a chemically synthesized, active pharmaceutical ingredients that are used, primarily by third parties, in the manufacture of finished dose pharmaceutical products.

     AH develops, registers, manufactures and markets medicated feed additives ("MFAs") and water soluble therapeutics for production animals, which include poultry, cattle and swine.

On February 6, 2008, the Company announced that it had entered into an agreement to sell its Active Pharmaceuticals Ingredients business to certain investment funds managed by 3i, a global private equity and venture capital company (See Note 25).

2.  Summary of Significant Accounting Policies and other matters

Basis of Presentation:

     The Consolidated Balance Sheets and Consolidated Statements of Operations have been presented for all periods to classify as Discontinued Operations, the Company's worldwide human generics pharmaceutical business (the "Generics Business", which was sold on December 19, 2005), and ParMed Pharmaceuticals, Inc. ("ParMed", which the Company sold on March 31, 2006) (See Note 3). Consistent with Statement of Financial Accounting Standards ("SFAS") No. 95, "Statement of Cash Flows", the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.

The Company has not reported its API business as an asset held for sale, or as discontinued operations, at December 31, 2007, as the applicable criteria in SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were not met as of December 31, 2007 (See Note 25).

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

Cash equivalents:

     Cash equivalents include institutional money market funds and bank time deposits. All investments are highly liquid and, therefore, are available to the Company on a daily basis.

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

     Interest is capitalized as part of the acquisition cost of major construction and software development projects. No interest was capitalized in 2007 and 2006, and in 2005, $610 of interest costs were capitalized.

     Depreciation is computed using the straight-line method over estimated useful lives, which are generally as follows:

Buildings	30-40 years
Building improvements	10-30 years
Machinery and equipment	2-20 years

Goodwill and Intangible Assets:

     The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets" for all goodwill and intangibles acquired in business combinations. Under SFAS No. 142, all goodwill and certain intangible assets determined to have indefinite lives are not amortized; but, are tested for impairment at least annually. Intangible assets with finite useful lives, such as license and distribution rights, patents and trademarks, are amortized using the straight-line or an activity-based (units of volume) method, over their useful lives, generally 5-20 years, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See Note 10 for additional detail relating to the Company's goodwill and other intangible assets.

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

Derivative Instruments:

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

Revenue from the launch of a new or significantly unique product, for which the Company is unable to develop the requisite historical data on which to base estimates of returns, due to the uniqueness of the therapeutic area or delivery technology as compared to other products in the Company's portfolio and in the industry, will be deferred until such time that a reliable estimate can be determined and all of the conditions above are met and when the product has achieved market acceptance, which is typically based on dispensed prescription data and other information obtained during the period following launch.

Stock-based Compensation:

The Company adopted SFAS No. 123R, "Share-Based Payments," effective January 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Stock-based compensation consists primarily of incentive stock options and restricted stock. Effective in March 2007, the Compensation Committee of the Board of Directors approved the award of equity-related incentives under the Company's 2003 Omnibus Incentive Compensation Plan, which included a performance-based incentive; "Performance Based Restricted Class A Common Stock" ("Performance-Based Restricted Stock") awards. The Performance-Based Restricted Stock units awarded in March and May 2007, vest on the date the Company files its Form 10-K for the year ending December 31, 2009. Any Performance-Based Restricted Stock units awarded after May 2007 will vest on the later of the third anniversary of the grant date or the date the Company files its Form 10-K for the year ending December 31, 2009. Effective in January 2008, the Compensation Committee of the Company approved amendments to the Performance-Based Restricted Stock award agreements entered into in 2007 such that the target number of units will vest on the third anniversary of the grant date and a new grant equal to an incremental number of units was granted in January 2008 which will vest in 2010. The fair value of the performance-based restricted stock is being amortized to expense over the requisite service period.

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

     Prior to January 1, 2006, the Company accounted for stock options under the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company, applying the intrinsic value method, did not record stock-based compensation cost in net income because the exercise price of its stock options equaled the market price of the underlying stock on the date of grant. The Company elected to utilize the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, will be recognized in net earnings in the periods after the date of adoption. The Company recognized stock-based compensation expense for stock options for the years ended December 31, 2007 and 2006 in the amounts of $1,777 and $2,383, respectively. The Company also recorded tax-related benefits for the years ended December 31, 2007 and 2006 in the amounts of $569 and $792, respectively.

     SFAS 123R requires the Company to present pro forma information for periods prior to adoption, as if it had accounted for all stock-based compensation under the fair value method of that Statement. For purposes of pro forma disclosure, the estimated fair value of stock options at the date of grant is amortized to expense over the requisite service period, which generally equals the vesting period. The following table illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123R to its stock-based compensation for the period indicated:

Year Ended December 31,	2005

Net income, as reported	$133,769
Add: Stock-based employee compensation expense included in reported net income, net of related tax	4,320
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	8,743

Pro forma net income	$129,346

Earnings per share:
Basic-as reported	$2.55
Basic-pro forma	$2.46

Diluted-as reported	$2.52
Diluted-pro forma	$2.44

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

See Note 17 for additional disclosures regarding adjustment to deferred tax asset valuation reserves and the tax impact of distributions made under the provisions of the American Jobs Creation Act of 2004.

Comprehensive Income (loss):

     SFAS No. 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) in 2007, are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" (see Note 14 to the consolidated financial statements). Total comprehensive income (loss) for the years ended 2007, 2006, and 2005 is included in the Statement of Stockholders' Equity.

     The components of accumulated other comprehensive income (loss) include:

	December 31,
	2007	2006

Cumulative translation adjustment	$73,622	$60,805
Prior service credit not yet recognized in operations	41	159
Actuarial loss not yet recognized in cost, net of tax	(3,342)	(2,724)
	$70,321	$58,240

Segment information:

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires segment information to be prepared using the "management" approach. The management approach is based on the method that management organizes the segments within the Company for making operating decisions and assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. See Note 23 for further details.

Shipping Costs:

     The Company accounts for shipping costs in selling, general and administrative expenses for purposes of classification within the Consolidated Statement of Operations. These costs for continuing operations were approximately $17,000, $15,000, and $13,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Research and Development:

Expenditures for research and development are expensed as incurred. Property and equipment that are acquired or constructed for research and development activities and that have alternate future uses are capitalized and depreciated over their estimated useful lives on a straight-line basis. Upfront and milestone payments made to third parties in connection with agreements with third parties are generally expensed as incurred up to the point of regulatory approval, absent any alternative future uses. Payments made to third parties subsequent to regulatory approval are generally capitalized and amortized over the remaining useful life of the related product. Amounts capitalized for such payments are included in intangibles, net of accumulated amortization.

Software and Development Costs:

     In 2007, 2006, and 2005, the Company capitalized purchased software from third-party vendors and software development costs incurred under the provisions of SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use". Capitalized costs include only (1) external direct costs of materials and services incurred in developing or obtaining internal use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote substantial time to the internal-use software project, and (3) interest costs incurred, while developing internal-use software. Amortization begins as portions of the projects are completed, ready for their intended purpose and placed in service.

    Research and development costs, business process re-engineering costs, training and computer software maintenance costs are expensed as incurred. Software development costs are being amortized using the straight-line method over the expected life of the projects which are estimated to be five to seven years.

     Capitalized software costs related to the Company's Enterprise Resource Planning System, net of amortization, through December 31, 2007 and 2006 amounted to approximately $4,403 and $7,404, respectively, and are included in other assets.

Recent Accounting Pronouncements:

     Proposed FASB Staff Position (FSP) number APB 14-a, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)", is expected to be discussed by the FASB in the first quarter of 2008. If adopted, it will be effective for companies with fiscal years beginning after December 15, 2007, with retrospective application. Early adoption is not permitted. FSP APB 14-a specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

     If FSP number APB 14-a is adopted, the Company's accounting for its $300,000 Convertible Senior Notes (the "Notes") will be impacted. The Company is currently evaluating the potential impact; but estimates that implementation would result in an approximately $80,000 reduction in its March 31, 2007 Note balance outstanding, with a corresponding increase in equity. The Company also estimates that if adopted, the 2008 and retrospective 2007 application of the standard would result in increased interest expense of approximately $10,000 and $7,000 for the years ending December 31, 2008 and 2007, respectively.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP") in the United States and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a "market-based" as opposed to an "entity-specific" measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. The Company is evaluating the potential impact of SFAS 157, the proposed effective date of which is fiscal years beginning after November 15, 2008 related to non-financial assets and liabilities, and November 15, 2007 for financial assets and liabilities, and for interim periods within those years.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users, all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, thus the Company cannot assess the impact the standard will have on its financial statements at this time. Early application of SFAS 141R is prohibited.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, and eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective January 1, 2009, and early adoption is prohibited. The Company is evaluating the potential impact of SFAS 160.

3.  Discontinued Operations

Sale of the Generics Business - On December 19, 2005, the Company sold its worldwide human generics pharmaceutical business (the "Generics Business") to Actavis Group hf ("Actavis") for cash in the amount of $810,000. The Company recognized a net after-tax gain of $35,259 in 2005.

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

The results of operations of the Generics Business and ParMed (collectively, the "Discontinued Operations"), for the years ended December 31, 2006 and 2005, are summarized as follows:

Statements of Operations
	Years Ended December 31,
	2006	2005
Total revenues	$17,142	$870,178
Cost of sales	12,030	580,683
Gross profit	5,112	289,495

Operating expenses	2,756	244,853

Operating income	2,356	44,642
Interest expense and amortization of debt issuance cost	--	(423)
Other income (expense), net	--	2,309
Income (loss) from discontinued operations before provision for income taxes	2,356	46,528
Provision for income taxes	825	10,194

Net income from discontinued operations	$1,531	$36,334

Net income from discontinued operations in 2006 includes only the results of operations of ParMed for the three months ended March 31, 2006, prior to its sale on March 31, 2006.

4. Acquisitions and Alliances

     In July 2007, the Company announced it had completed its previously disclosed alliance agreements with Zhejiang Hisun Pharmaceutical Co., Ltd ("Hisun") that, over the next several years, will enable the Company's Active Pharmaceutical Ingredients ("API") business to significantly expand its manufacturing capacity for one of its major active pharmaceutical ingredients, vancomycin, subject to the receipt of required FDA and European regulatory approvals. Since 2006, Alpharma has purchased vancomycin from Hisun pending the completion of the construction and regulatory approval process of a new vancomycin manufacturing facility in Taizhou, China. The new facility, which will be owned and operated by Alpharma, is expected to be completed in 2008. During the year ended December 31, 2007, the Company invested approximately $9,600 in capital expenditures at the Taizhou facility.

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

     The purchase price for the acquisitions of Yantai and Tongde totaled approximately $6,900.

5.     License and Collaboration Agreements

IDEA AG ("IDEA")

     In October 2007, the Company's affiliate, Alpharma Ireland Limited ("Alpharma Ireland"), closed on an agreement with IDEA AG ("IDEA"), a privately held biopharmaceutical company with headquarters in Munich, Germany. The agreement provides the Company with an exclusive license to the United States rights to ketoprofen in TRANSFERSOME gel, a prescription topical non-steroidal anti-inflammatory drug ("NSAID") in Phase III clinical development.

     The terms of the license agreement between Alpharma Ireland and IDEA include a $60,000 payment that was made in connection with the October 2007 closing. The agreement also includes three clinical and regulatory progress milestone payments ("progress milestone payments") totaling $77,000 that are expected to be paid over the next 12 to 18 months, based upon IDEA's achievement of contractually-specified conditions. An additional milestone payment of either $45,000 or $65,000 is conditioned on U.S. product approval (with the higher amount dependent upon the achievement of a specified end point in one of the clinical trials).

     IDEA has agreed to pay the costs of specified studies it is undertaking to obtain FDA approval of ketoprofen in TRANSFERSOME gel. Under the terms of the agreement, IDEA has the option, during the period January 1, 2008 to December 31, 2009, to receive a loan of up to $20,000 from Alpharma Ireland in support of its clinical development program. Any outstanding loan amounts will become due and payable by IDEA immediately upon its receipt of both the first and second progress milestone payments, totaling $37,000. All outstanding loan amounts will bear interest at a rate of one month LIBOR plus 1.5% and, if not due earlier, will be due on December 31, 2009. There are no loan amounts currently outstanding.

     The terms of the agreement also include the issuance of two series of stock warrants to IDEA for the purchase of shares of the Company's Class A common stock. Both series vest only upon FDA approval of the product in the United States. The amount and pricing of the Phase III Milestone ("Series A") warrants are tied to positive phase III results, and the Form of Approval ("Series B") warrants are tied to FDA approval. The strike price for the Series A warrants will be determined by applying a 50% premium to the 30 day average stock price immediately preceding the announcement of positive phase III results; with a minimum exercise price per share of $22.50. The strike price for the Series B warrants will be determined by applying a 25% premium to the 30 day average stock price immediately following the FDA approval date; with a minimum exercise price per share of $18.75. For both the Series A and B warrants, the number of shares eligible to be purchased under the warrants will be determined by dividing $50,000 for each series by the respective strike price for each series. Upon vesting at the time of FDA approval, both series of warrants have a term of approximately five years, with a limit of ten years from the date of entering into the agreement. The fair value of these warrants will be recognized upon FDA approval.

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

     In connection with the closing in October 2007, Alpharma Ireland paid $60,000 to IDEA, which was recorded as research and development expense, and issued both series of stock warrants. In addition, during the third and fourth quarters of 2007, the Company recorded approximately $2,300 in transaction-related costs.

Institut Biochimique SA ("IBSA")

     In September 2007, the Company's affiliate, Alpharma Pharmaceuticals LLC, closed on two license and distribution agreements (the "IBSA License and Distribution Agreements") with IBSA, a privately-owned, global pharmaceutical company headquartered in Lugano, Switzerland. The agreements have a ten year term, with automatic renewal options, and provide the Company with the exclusive license and distribution rights to market: 1) the FLECTOR Patch and 2) TIROSINT (synthetic levothyroxine sodium) gel capsules, in the United States. The patent-protected FLECTOR Patch, which was approved in the U.S. by the FDA in January 2007, delivers the anti-inflammatory and analgesic effects of patent-protected diclofenac epolamine through a topical patch, and is indicated for the topical treatment of acute pain due to minor strains, sprains, and contusions. TIROSINT was approved by the FDA in October 2006 and is indicated for thyroid hormone replacement therapy.

     The terms of the IBSA License and Distribution Agreements called for a total of $100,000 in upfront payments upon closing. The Company paid IBSA $5,000 of this amount during the second quarter of 2007 and the remaining $95,000 at closing, in September 2007. In addition, on October 3, 2007, in accordance with the terms of the FLECTOR Patch agreement, the Company issued to IBSA a warrant for the purchase of up to one million shares of the Company's Class A common stock. These stock warrants were issued with a $35 strike price and a three-year term, through August 16, 2010.

     Under the terms of the IBSA License and Distribution Agreements for TIROSINT, as amended, the Company must undertake to launch the TIROSINT gel capsules by January 2009.

     Commercial supply of the FLECTOR Patch will be provided by IBSA, at contractually determined prices, through a manufacturing agreement IBSA has with a Japanese supplier. It is expected that IBSA will supply the TIROSINT product, at contractually determined prices, from its own manufacturing facility.

     The IBSA License and Distribution Agreements include certain annual minimum purchase commitments for both the FLECTOR Patch and TIROSINT gel capsules. The minimum commitments increase each year over the first three years from product launch and remain at year three levels (or, in the case of TIROSINT agreement, at the slightly reduced year four level) for the remaining years of the agreements.

     The $100,000 cash payments to IBSA and transaction-related costs have been capitalized as an addition to intangible assets as of September 30, 2007. The Black-Scholes value of the stock warrants ($1,780) was capitalized in the fourth quarter of 2007 as an addition to intangible assets. These intangible assets will be amortized over the estimated commercial lives of the products, using a sales-activity-based methodology.

6.  Earnings Per Share (shares in thousands)

Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options and convertible debt, when appropriate.

A reconciliation of weighted average shares outstanding for basic to diluted is, as follows:

(Shares in thousands)	For the years ended December 31,
	2007	2006	2005
Average shares outstanding-basic	42,867	53,769	52,526
Stock options	--	452	455
Average shares outstanding-diluted	42,867	54,221	52,981

      The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the years ended December 31, 2007, 2006 and 2005, stock options to purchase 783, 641, and 1,355 shares, respectively, were not included in the diluted EPS calculation because the option price was greater than the average market price of the Class A common shares.

      The numerator for the calculation of basic EPS is Net income (loss) for all periods. The numerator for the calculation of diluted EPS is Net income (loss) plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible notes when applicable. The effects of the 5.75% Convertible Subordinated Notes due 2005 (the "05 Notes") were not included in the calculation of diluted EPS for the year ended December 31, 2005 because the result was anti-dilutive. On April 1, 2005, the Company repaid the 05 Notes ($9,752 as of March 31, 2005). In addition, the effects of the 3% Convertible Senior Subordinated Notes due 2006 (the "06 Notes") were not included in the calculation of the diluted EPS for the year ended December 31, 2005 because the result was anti-dilutive. On January 23, 2006, the Company paid off the balance due on the 06 Notes. For the year ended December 31, 2007, stock options to purchase approximately 560 shares were not included in the calculation of diluted EPS due to the Company recording a net loss. In addition, stock warrants issued to IBSA and the effects of the 2.125% Convertible Senior Notes due 2027 (the "Notes") were not included in the calculation of diluted EPS for the year ended December 31, 2007 because the results were anti-dilutive.

     On December 28, 2006, the Company repurchased all of its outstanding Class B common shares (11,872,897 shares).

7.  Accounts Receivable, Net

Accounts receivable, net consists of the following:

	December 31,
	2007	2006
Accounts receivable, trade	$114,244	$97,037
Other	16,589	11,588
	130,833	108,625
Less, allowance for doubtful accounts	587	778
	$130,246	$107,847

The allowance for doubtful accounts for the three years ended December 31, 2007 consists of the following:

	2007	2006	2005
Balance at January 1,	$778	$765	$1,156
Provision for doubtful accounts	135	86	358
Reduction for accounts written off	(357)	1	(550)
Translation and other	31	(74)	(199)
Balance at December 31,	$587	$778	$765

8.  Inventories

     Inventories consist of the following:

	December 31,
	2007	2006
Finished product	$67,884	$53,283
Work-in-progress	41,780	37,847
Raw materials	16,299	15,828
Total	$125,963	$106,958

 9.  Property, Plant and Equipment, Net

     Property, plant and equipment, net consists of the following:

	December 31,
	2007	2006

Land	$5,936	$ 5,562
Buildings and building improvements	118,111	101,558
Machinery and equipment	361,612	323,682
Construction in-progress	49,507	17,866
	535,166	448,668
Less, accumulated depreciation	251,562	215,221
	$283,604	$ 233,447

     In connection with the Company's closing of plant facilities, the assets representing the fair value of Animal Health's Lowell facility, $3,500 as of December 31, 2007, are being held for sale, and are included in property, plant and equipment.

Construction in-progress primarily includes outlays for equipment and building improvements for the Company's API, AH and Pharmaceuticals businesses. These projects are expected to be completed by the end of 2008.

10.   Intangible Assets and Goodwill

     Intangible assets consist principally of licenses and products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Annual amortization expense of recorded intangibles for the years 2008 through 2012 is currently estimated to be approximately $22,200, $23,500, $25,800, $28,000 and $29,500, respectively.

     Intangible assets and accumulated amortization are summarized, as follows:

Balance, December 31, 2005	176,083

Additions	2,880
Amortization	(18,983)
Write-off of intangibles on sales and impairments	(367)
Translation adjustment	1,309

Balance, December 31, 2006	$160,922

Additions	105,549
Amortization	(19,575)
Translation adjustment	1,777

Balance, December 31, 2007	$248,673

Accumulated amortization, December 31, 2006	$152,606
Accumulated amortization, December 31, 2007	$172,181

Included in the additions is $102,041 (which includes $1,780 for stock warrants issued) related to the September 2007 IBSA License and Distribution Agreements for the exclusive license and distribution rights to market the FLECTOR Patch and TIROSINT gel capsules in the United States (See Note 5).

The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the years ended December 31, 2007 and 2006 are, as follows:

	Pharmaceuticals	API	AH	Total
Balance December 31, 2005	$113,973	$2,774	$--	116,747

Additions	--	537	--	537
Translation adjustment	--	371	--	371

Balance December 31, 2006	$113,973	$3,682	$--	$117,655

Additions	--	--	1,095	1,095
Translation adjustment	--	403	39	442

Balance December 31, 2007	$113,973	$4,085	$1,134	$119,192

Additions to goodwill relate to two AH acquisitions in China during 2007 (See Note 4).

In May 2006, the Company's API business acquired the remaining 80% of Nippon Dumex for approximately $1,089 resulting in goodwill of $537.

As required, in the fourth quarter of 2007, the Company performed the required annual test for impairment. The assessment was made in conjunction with the budgeting and long-range planning by each segment. The assessment utilized forecasted cash flows discounted at a rate of 10.5%.

11.  Short-Term Debt

Short-term debt amounted to $11,032 at December 31, 2007, primarily consisting of outstanding borrowings under the Chinese Credit Facility.

12.  Long-Term Debt

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

At December 31, 2007 Long-term debt outstanding was $300,000. There was no Long-term debt outstanding at December 31, 2006.

On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. The Company used $119,122 of this facility to repay and retire the 2001 U.S. Bank Credit Facility in October 2005. The Senior Secured Credit facility was subsequently repaid in full in December 2005 with the proceeds from the sale of the Generics business. The Senior Secured Credit Facility was amended and restated on March 10, 2006 reducing the asset-based, revolving loan facility to $75,000 and canceling the term loan.

     The Senior Secured Credit Facility, which was amended and restated on March 10, 2006, is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. As of December 31, 2006 and 2007, there were no amounts outstanding under this Facility. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10 day period, there are no financial covenants. In the event that the Company were to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1.

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

     In addition to the potential for personal injury damages to the approximately 152 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs have appealed the verdict. The court has ruled that future trials are on hold pending the outcome of the appeal. While the Company can give no assurance of the outcome of these matters, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,100 in 2005, $22,200 in 2006 and $20,400 in 2007.

Brazilian Tax Claims

     The Company is the subject of tax claims by the Brazilian authorities relating to sales and import taxes which aggregate approximately $10,000. The claims relate to the operations of the Company's AH business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

European Environmental Regulations

     During 2005, the environmental authorities having jurisdiction over the Copenhagen API manufacturing facility gave the Company notice of revised waste discharge levels. The Company believes it has taken the actions necessary to comply with the requirements, including certain plant alterations and modifications at a cost not material to the Company. The environmental authorities have not confirmed whether the Company's actions are in compliance with the requirements outlined in the notice.

     In September 2007, the Company paid a reduced criminal fine of $780 in settlement of specified past accidental discharge activities at the Oslo API facility. Separately, in September 2007, the environmental authority having jurisdiction over the Oslo API plant of the Company gave the Company notice that it believes certain ordinary course discharge activities at the facility have not been in compliance with discharge levels permitted under the Company's permit during that period. The Company has responded to the authority's request for further information and indicated it believes it has been in compliance with its permit with respect to its ordinary course discharge activities. The environmental authority has procured additional testing and expert opinions that the Company believes support its position that such ordinary course discharge levels are in compliance with the Company's permit.

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

FLSA Class Action

     A purported class action lawsuit has been filed with the United States District Court in New Jersey. The complaint alleges that, among other things, (i) over 200 of the Company's U.S. based Pharmaceuticals sales representatives were denied overtime pay, in violation of state and federal labor laws, by being paid for forty hour weeks even though they worked in excess of fifty-five hours per week, and (ii) that the Company violated federal record-keeping requirements. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which would be material to the Company's financial position. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

Average Wholesale Price Litigation

     The Company, and in certain instances, Pharmaceuticals, are defendants in various lawsuits in state, city and county courts, based upon allegations that fraudulent Average Wholesale Prices ("AWP") were reported primarily in connection with KADIAN for varying numbers of years under governmental Medicaid reimbursement programs. The plaintiffs in these cases include state government entities that made Medicaid payments for the drug at issue based on AWP. These lawsuits vary with respect to the particular causes of action and relief sought. The relief sought in these lawsuits includes statutory causes of action including civil penalties and treble damages, common law causes of action, and declaratory and injunctive relief, including, in certain lawsuits, disgorgement of profits. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

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

     Any further responsibilities for substantially all of the material contingent liabilities related to the Generics Business have been transferred to Actavis or entities owned by Actavis, subject to certain representations or warranties made by the Company to Actavis as a part of the transaction to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities that it believes are not material to the Company and, it is possible that the Company may be held responsible for certain liabilities of the Generics Business transferred to Actavis in the event Actavis fails or is unable to satisfy such liabilities.

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

14.  Pension Plans and Postretirement Benefits

U.S. (Domestic):

     The Company maintains two qualified noncontributory, defined benefit pension plans covering its U.S. (domestic) employees: the Alpharma Inc. Pension Plan which was frozen effective December 31, 2006 and the previously frozen Faulding Inc. Pension Plan. The benefits payable from these plans are based on years of service and the employee's highest consecutive five years compensation during the last ten years of service. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the Plan assets will approximate the accumulated benefit obligation ("ABO"). The plan assets are held by two custodians and managed by two investment managers. Plan assets are invested in equities, government securities and bonds. In addition, the Company has unfunded supplemental executive pension plans providing additional benefits to certain employees.

     The Company also has an unfunded postretirement medical and nominal life insurance plan ("postretirement benefits") covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired eligible employees are required to make premium contributions for coverage as if they were active employees.

The Company uses a measurement date of December 31 for its pension plans and other postretirement plans.

Benefit Obligations

	Pension Benefits		Postretirement Benefits
Change in benefit obligation	2007	2006	2007	2006

Projected benefit obligation ("PBO") at beginning of year	$47,959	$51,909	$6,965	$4,192
Service cost	--	1,807	98	139
Interest cost	2,908	3,031	384	441
Plan participants' contributions	--	--	109	99
Actuarial (gain) loss	(1,125)	(2,760)	(344)	2,498
Benefits paid	(1,543)	(2,042)	(464)	(404)
Plan amendments	--	88	--	--
Curtailment	--	(4,385)	--	--
Settlements	1	--	--	--
Special termination benefits	--	311	--	--
PBO at end of year	$48,200	$47,959	$6,748	$6,965

     The accumulated benefit obligation ("ABO") for the pension plans at December 31, 2007 and 2006, was $48,200 and $47,959, respectively.

The accumulated health care cost trend rate used to measure the accumulated postretirement benefit obligation at December 31, 2007 was 8.5% grading down ratably to 5.0% at December 31, 2014. A one-percentage-point change in the assumed health care cost trend rate would have had the following effect on the accumulated postretirement benefit:

One-percentage-point
Increase	Decrease
$960	$(799)

Plan Assets
	Pension Benefits		Postretirement Benefits
Change in plan assets	2007	2006	2007	2006
Fair value of plan assets at beginning of year	$43,231	$37,997	$--	$ --
Actual return on plan assets	2,755	4,260	--	--
Employer contribution	710	3,016	355	305
Plan participant contributions	--	--	109	99
Benefits paid	(1,543)	(2,042)	(464)	(404)
Fair value of plan assets at end of year	$45,153	$43,231	$--	$ --

     Employer contributions and benefits paid in the above table for the pension plans primarily reflect amounts contributed directly to, or paid directly from plan assets, respectively.

The asset allocation for the Faulding Inc. Pension Plan was 76% equities and 24% debt securities at the end of 2007 (Fair Value of Faulding Inc. Pension Plan assets was $8,112). The asset allocation for the Alpharma Inc. Pension Plan at the end of 2007 and 2006, and the target allocation for 2008, by asset category, follows.

	Target Allocation	Percentage of Plan Assets at Year End
Asset Category	2008*	2007	2006

Equity securities	40%	39%	82%
Debt securities	60%	31%	17%
Cash equivalents	--	30%	1%
Other	--	--	--
Total	100%	100%	100%

     The investment strategy for pension plan assets is to invest in a diversified, professionally managed portfolio of equity and fixed income investments. Equities are invested across multiple asset classes through the use of actively managed and index mutual funds. Fixed income investments consist of government bonds, high quality corporate bonds and mortgage backed securities.

* As a result of freezing the pension plan on December 31, 2006, the Company reevaluated its target asset allocation for the Alpharma Inc. Pension Plan in 2007.

Funded Status

     The funded status represents the difference between the projected benefit obligation and the fair value of the plan assets. Below is a reconciliation of the funded status of the benefit plans to the net liability recognized for the years ended December 31, 2007 and 2006. In accordance with the initial implementation of SFAS 158, the funded status of the plans was recognized on the balance sheet at December 31, 2006.

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006
Funded status	$(3,047)	$(4,728)	$(6,748)	$(6,965)
Net asset/(liability) recognized	$(3,047)	$(4,728)	$(6,748)	$(6,965)
	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2007	2006	2007	2006

Prepaid benefit cost	$900	$ 37	$--	$--
Accrued cost	--	--	--	--
Current liabilities	(61)	(150)	(274)	(314)
Noncurrent liabilities	(3,886)	(4,615)	(6,474)	(6,651)
Net asset/(liability) recognized	$(3,047)	$(4,728)	$(6,748)	$(6,695)

Amounts recognized in accumulated other comprehensive income at December 31, 2007 and 2006 consist of the following:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Net actuarial loss (gain)	$(564)	$(73)	$3,634	$4,263
Prior service cost (benefit)	72	80	(188)	(323)
Accumulated other comprehensive income	$(492)	$7	$3,446	$3,940

At December 31, 2007 and 2006, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were, as follows:

	December 31,
	2007	2006

Projected benefit obligation	$(40,988)	$(39,870)
Accumulated benefit obligation	(40,988)	(39,870)
Fair value of plan assets	37,041	35,105
Unfunded accumulated benefit obligation	$(3,947)	$(4,765)

     Expected Cash Flows

Information about expected cash flows for the plans follows:

Employer Contributions

	Pension Benefits	Postretirement Benefits
2008 Expected	$950	$274

Contributions include benefits expected to be paid from the Company's assets.

Expected Benefit Payments

	Pension Benefits	Postretirement Benefits
2008	$1,078	$274
2009	1,132	283
2010	1,318	335
2011	1,541	360
2012	1,813	367
2013 - 2017	12,713	2,587

Weighted-average assumptions used to determine obligations as of December 31:	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Discount rate	6.25%	6.00%	6.25%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A

	Pension Benefits			Postretirement Benefits
Components of net periodic benefit cost:	Years ended December 31,		Years ended December 31,
	2007	2006	2005	2007	2006	2005

Service cost	$--	$1,807	$3,799	$98	$139	$ 90
Interest cost	2,908	3,031	3,062	384	441	240
Expected return on plan assets	(3,436)	(3,112)	(2,702)	--	--	--
Net amortization of transition obligation	--	--	--	--	--	3
Amortization of prior service (credit)/cost	8	(23)	(67)	(135)	(135)	(125)
Recognized net actuarial (gain) loss	4	308	583	284	441	154
Curtailment (gain)/loss	--	(89)	(150)	--	--	--
Settlement (gain)/loss	45	148	--	--	--	--
Net periodic benefit cost	$(471)	$2,070	$ 4,525	$631	$886	$362

Weighted-average assumptions used to determine net cost:	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	4.50%	N/A	N/A

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 are as follows:

	Pension	Postretirement
Net actuarial loss	$2	$272
Net transition obligation	--	--
Prior service cost (benefit)	8	(135)
Total	$10	$137

The assumed health care cost trend rate used to measure net periodic benefit cost in 2007 was 8.0%, grading down ratably to 5.0% at December 31, 2013. A one-percentage-point change in the assumed health care cost trend rate would have had the following effect on net periodic benefit cost:

	One-percentage-point
	Increase	Decrease
Service cost & interest cost	$74	$(61)

The expected rate of return on plan assets was determined by applying the Company's target asset allocations to long-term historical rates of return, which are compared to the current investment management plan.

The Company and its domestic subsidiaries also have two defined contribution plans, one qualified and one non-qualified, which allow eligible employees to withhold a fixed percentage of their salary (maximum 75%) and provide for a Company match (maximum 6%) of eligible earnings plus an additional 2% annual employer contribution. The Company's contributions to these plans were approximately $4,300 in 2007, $1,300 in 2006, and $2,600 in 2005.

The Company has an unfunded benefit for selected executives (Supplemental Pension Plan) that provides for the payment of benefits upon retirement or death. Accrued costs included in the Consolidated Balance Sheets as of December 31, 2007 and 2006 are $659 and $655, respectively. Expense charged to operations for the Supplemental Pension Plan during the years ended December 31, 2007, 2006, and 2005 was approximately $4, $620, and $595, respectively.

International:

     The Company's Norwegian subsidiary has a defined benefit plan which is available to a majority of employees in Norway. At December 31, 2006, the Company froze the plan for most of its employees and established a defined contribution plan. The assets and related obligations for those employees were transferred to an insurance company resulting in a net settlement gain of $7,764. In addition, the Company has an unfunded pension for certain key employees. Pension plan contributions from the Company and the participants are paid to independent trustees and invested in fixed income and equity securities in accordance with local practices. The pension plan information is as follows:

Benefit Obligations
	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$9,187	$37,608
Service cost	487	1,863
Interest cost	445	1,837
Settlement	--	(32,777)
Actuarial (gain)/loss	(7)	(689)
Benefits paid	(1,122)	(1,643)
Translation adjustment	1,453	2,988
Benefit obligation at end of year	$10,443	$9,187

Plan Assets

	2007	2006
Change in plan assets:
Fair value of plan assets at beginning of year	$2,789	$23,930
Actual return on plan assets	156	1,480
Employer contributions	--	2,045
Benefits paid	(192)	(969)
Settlement	--	(24,737)
Actuarial (gain)/loss	(105)	(878)
Translation adjustment	434	1,918
Fair value of plan assets at end of year	$3,082	$2,789
	December 31,
	2007	2006

Funded status	$(7,361)	$(6,398)
Accrued benefit cost (noncurrent liabilities)	$(7,361)	$(6,398)

     At December 31, 2007 and 2006, the projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were as follows:

	2007	2006
End of Year
Projected benefit obligation	$(10,443)	$(9,187)
Accumulated benefit obligation	(9,071)	(7,355)
Fair value of plan assets	3,082	2,789
Unfunded accumulated benefit obligation	(5,989)	$(4,566)
	2007	2006
Weighted-average assumptions at year-end:
Discount rate	4.4%	4.4%
Expected return on plan assets	5.4%	5.4%
Rate of compensation increase	4.0%	4.0%

Net Periodic Cost
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$487	$1,863	$ 3,203
Interest cost	445	1,837	2,268
Expected return on plan assets	(156)	(1,480)	(1,587)
Amortization of transition obligation	--	38	87
Amortization of prior service cost	73	111	244
Recognized net actuarial loss	--	--	68
Net periodic benefit cost	$849	$2,369	$4,283

15.  Stockholders' Equity

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

A summary of activity in common and treasury stock is as follows:

Class A Common Stock Issued	2007	2006	2005

Balance, January 1,	43,427,596	42,533,593	41,277,761
Exercise of stock options and other	221,262	774,613	762,067
Restricted stock issued, net of forfeitures	372,023	32,965	245,991
Employee stock purchase plan	101,191	86,425	247,774
Balance, December 31,	44,122,072	43,427,596	42,533,593

Class B Common Stock Issued

Balance, January 1 and December 31,	11,872,897	11,872,897	11,872,897

Treasury Stock

Balance, January 1,	12,201,555	328,658	328,658
Purchases	--	11,872,897	--
Balance, December 31,	12,201,555	12,201,555	328,658

     During 2007, 2006 and 2005, the Company issued 403,958, 158,545, and 328,490 shares of restricted stock, respectively. Compensation cost for restricted stock is recorded based on the market value on the date of grant. The fair value of restricted stock is charged to Stockholders' Equity and amortized to expense over the requisite vesting periods. Compensation expense related to restricted stock was $3,848 in 2007, $2,461 in 2006, and $4,320 in 2005. A summary of restricted stock activity is as follows:

	2007	2006

Outstanding awards - beginning of year	784,140	751,175
New awards granted	403,958	158,545
Restricted shares forfeited	(31,935)	(125,580)

Outstanding awards - end of year	1,156,163	784,140

Weighted average market value per share of new awards on award date	$23.68	$27.34

16.  Stock-based Compensation

Stock Options

Prior to May 19, 2003, the Company granted options to key employees to purchase shares of Class A Common Stock under the 1997 Incentive Stock Option and Appreciation Right Plan (the "Plan"). The maximum number of Class A shares available for grant under the Plan was 8,000,000. In addition, the Company had a Non-Employee Director Option Plan (the "Director Plan") which provided for the issue of up to 350,000 shares of Class A Common stock. The exercise price of options granted under the Plan could not be less than 100% of the fair market value of the Class A Common Stock on the date of the grant. Options granted expired from three to ten years after the grant date. Generally, options were exercisable in annual installments of 25% beginning one year from date of grant. The Plan permitted a cash appreciation right to be granted to certain employees.

    On May 19, 2003, the Company's stockholders approved the Alpharma Inc. 2003 Omnibus Incentive Compensation Plan (the "Incentive Compensation Plan"). The Incentive Compensation Plan permits stock option grants, stock appreciation rights grants ("SARs"), annual incentive awards, stock grants, restricted stock grants, restricted stock unit grants, performance stock grants, performance units grants, and cash awards. Upon adoption of the Incentive Compensation Plan, no additional options were granted under the previously existing plans (Alpharma Inc. 1997 Stock Option and Appreciation Right Plan and the Alpharma Inc. Non-Employee Director Option Plan) and all shares reserved under these existing plans were returned to the Company's supply of authorized but unissued shares, not reserved for any purpose, although outstanding options granted pursuant to the previously existing plans remained outstanding. Upon adoption, the maximum number of Class A shares available for grant under the Incentive Compensation Plan was 4,750,000 and the number of shares that were permitted to be issued for Awards other than stock options or SARS (both with a grant price equal to at least fair market value at date of grant), were not to exceed a total of 2,000,000 shares. Options granted expire from three to ten years after the grant date. Generally, options are exercisable in annual installments of 25% beginning one year from date of grant. If an option holder ceases to be an employee of the Company or its subsidiaries for any reason prior to vesting of any options, all options which are not vested at the date of termination are forfeited. As of December 31, 2007, there were 2,025,907 shares available for future grant under the Incentive Compensation Plan.

Stock options are granted to employees at exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options granted to employees vest in 25% increments each year and are fully vested four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. Included in selling, general, and administrative expenses on the statement of operations, the Company recognized stock-based compensation expense for stock options for the years ended December 31, 2007 and 2006 in the amounts of $1,777 and $2,383, respectively. The Company also recorded tax-related benefits for the years ended December 31, 2007 and 2006 in the amounts of $569 and $792, respectively.

The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model, with the following assumptions:

	2007	2006	2005

Expected life (years)	6.25	3.16	3.60
Expected future dividend yield (average)	0.00%	0.65%	1.42%
Expected volatility	30%	60%	56%

Black-Scholes assumptions for stock options include the expected volatility of the Company's stock and the expected term of the options. The Company calculates volatility using a weighted average of historical share price volatility. The Company estimates expected life for options by calculating the average of the vesting and expiration periods. The changes in assumptions in 2007 did not have a material effect on results of operations for the year ended December 31, 2007, and reflect the changing profile of the Company since the divestiture of the Generics Business.

The risk-free interest rates for 2007, 2006 and 2005 were based upon U.S. Treasury instrument rates with maturity approximating the expected term. The weighted average interest rates in 2007, 2006 and 2005 amounted to 4.5%, 4.7%, and 3.8%, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2007, 2006, and 2005 was $9.41, $13.81, and $6.33, respectively.

The table below summarizes the activity of the Plan:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Balance at December 31, 2004	3,456,860	$20.85	$6,506	5.62
Granted in 2005	203,400	$13.36
Forfeited in 2005	(439,028)	$20,87
Exercised in 2005	(794,239)	$15.69
Balance at December 31, 2005	2,426,993	$21.90	$20,567	4.37
Granted in 2006	327,495	$28.72
Forfeited in 2006	(687,480)	$26.20
Exercised in 2006	(722,726)	$15.48
Balance at December 31, 2006	1,344,282	$24.77	$4,759	5.45
Granted in 2007	557,700	$23.87
Forfeited in 2007	(291,827)	$34.17
Exercised in 2007	(221,262)	$16.12
Balance at December 31, 2007	1,388,893	$22.71	$1,844	7.36

The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was approximately $2,000 and $8,600, respectively.

	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
December 31, 2005	1,826,167	$24.00	$12,693	3.50
December 31, 2006	887,676	$25.09	$3,465	3.76
December 31, 2007	569,019	$20.88	$1,437	5.25

As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, amounted to $5,374. The total of unrecognized compensation cost related to non-vested restricted stock is $8,662. The weighted average remaining requisite service period of the non-vested stock options was approximately 32 months.

Restricted Stock and Performance Based Restricted Stock

     Compensation for restricted stock is recorded based on the market value of the stock on the grant date. Prior to January 1, 2006, the Company capitalized the full amount of the restricted stock as unearned compensation, with an offset to additional paid-in capital. Effective January 1, 2006, in accordance with SFAS 123R, the Company reversed the unamortized balance of $5,395 against additional paid-in capital. The fair value of restricted stock is amortized to expense over the requisite service period. Amortization expense related to restricted stock amounted to $3,848, $2,461 and $4,320 for the years ended December 31, 2007, 2006 and 2005, respectively.

Performance Units

The Company's 2003 Omnibus Incentive Compensation Plan also provided for the issuance of performance units that were valued based on the Company's Total Shareholder Return as compared to a market index of peer companies and the satisfaction of a free cash flow threshold. Each performance unit had a potential value between zero and $200. In conjunction with the sale of the Generics Business, which made the peer group comparison no longer relevant, the Company froze the performance unit plan effective December 18, 2005. The Company fixed the final payout for each outstanding performance unit at $100 per unit. The value of the performance units, net of forfeitures, was paid out at the end of the plan's original three year vesting period, December 31, 2007. The total value of performance units outstanding at December 31, 2007 was $2,112, and is fully accrued at December 31, 2007. The Company recognized expense, net of forfeitures, related to performance units for the year ended December 31, 2007 and 2006 in the amount of $779 and $4,501, respectively.

Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan by which eligible employees of the Company may authorize payroll deductions up to 4% of their regular base salary to purchase shares of Class A Common Stock at fair market value. The Company matches these contributions with an additional contribution equal to 50% of the employee's contribution. Shares are issued on the last day of each calendar quarter. The Company's contributions to the plan were approximately $800, $700 and $1,400 in 2007, 2006 and 2005, respectively, and are included within operating income.

17.  Income Taxes

U.S. (Domestic) and Foreign income (loss) before taxes were, as follows:

	For the years ended December 31,
	2007	2006	2005
Income (loss) before taxes:
Domestic	$48,374	$49,683	$(10,576)
Foreign	(39,023)	42,826	54,354
	$9,351	$92,509	$43,778

Taxes on income of foreign subsidiaries are provided at the tax rates applicable to their respective foreign jurisdictions. The provision (benefit) for income taxes consists of the following:

Provision (benefit) for income taxes:
Current
Federal	$809	$(6,661)	$ 24,333
Foreign	9,444	9,643	11,824
State	(234)	613	2,372
	10,019	3,595	38,529

Deferred
Federal	14,081	24,481	(55,857)
Foreign	(1,844)	3,596	(1,726)
State	676	845	656
	12,913	28,922	(56,927)

Provision (benefit) for income taxes from continuing operations	$22,932	$32,517	$(18,398)

Provision for discontinued operations	--	3,921	10,194
Provision (benefit) for income taxes	$22,932	$36,438	$ (8,204)

     A reconciliation of U.S. federal income taxes to the tax provision for continuing operations, follows:

	Years Ended December 31,
	2007	2006	2005

Statutory U.S. federal	$3,273	$32,378	$ 15,322
State income tax, net of federal tax benefit	287	1,243	1,968
Lower taxes on foreign earnings, net	--	(3,852)	(9,243)
Lower tax benefit on foreign losses, net	8,690	--	--
Tax credits	(2,401)	--	--
Section 965 tax on repatriation	--	--	28,564
Adjustment to Section 965 tax on repatriation	--	(1,327)	--
Change in valuation allowances	3,642	--	(52,121)
Establishment of foreign valuation allowances	7,696	8,766	--
Effect on deferred taxes from reduction in Danish tax rate	(1,058)	--	--
Post-adoption change in FIN 48 reserve	3,776	--	--
Other, net	(973)	(4,691)	(2,888)
Tax provision, continuing operations	$22,932	$32,517	$ (18,398)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
Accelerated depreciation and amortization for income tax purposes	$(30,902)	$(27,780)
Difference between inventory valuation methods used for book and tax purposes	349	709
Other	3	(31)
Gross deferred tax liabilities	(30,550)	(27,102)

Accrued liabilities and other reserves	7,803	15,198
Pension liabilities	5,319	5,700
Loss carryforwards and tax credits	86,864	83,264
Deferred compensation, including stock option expense	4,108	2,002
Other	2	2,018
Gross deferred tax assets	104,096	108,182

Deferred tax assets valuation allowance*	(53,186)	(44,557)

Net deferred tax assets	$20,360	$36,523

* Includes valuation allowance on NOLs and tax credits, as shown in the table below, and other deferred assets.

The year-over-year increase in the deferred tax assets valuation allowance is attributable to the change in and establishment of foreign valuation allowances, partially offset by valuation allowance decreases, primarily associated with the expiration of state net operating losses.

     Net deferred tax assets include $1,034 and $1,382 for unrecognized loss on pensions, as of December 31, 2007 and 2006, respectively. Included in other comprehensive income was a tax benefit of $348 that the Company recognized in 2007. Deferred tax assets are evaluated quarterly to assess the likelihood of realization which is ultimately dependent upon generating future taxable income prior to the expiration of the net operating loss carryforwards.

     The Company has state loss carryforwards in several states which are available to offset future taxable income. The Company has recognized a deferred tax asset related to these loss carryforwards. Based on analysis of current information, which indicates that it is not more likely than not that the state losses will be realized, a valuation allowance of $19,667 has been established for the tax benefits of these loss carryforwards.

Gross short-term deferred tax liabilities of $2,800 and $3,334 are included within accrued and deferred income taxes, at December 31, 2007 and 2006, respectively. Long-term deferred income tax liabilities amount to $27,358 and $27,885 at December 31, 2007 and 2006, respectively. Short-term deferred tax assets are included within prepaid expenses and other current assets and, net of valuation allowances, amount to $10,122 and $18,925 at December 31, 2007 and 2006, respectively. Other assets and deferred charges include long-term deferred tax assets, net of valuation allowances, of $40,397 and $48,817 at December 31, 2007 and 2006, respectively.

     The following table summarizes the U.S. federal, state and foreign tax loss and tax credit carryforwards, and the corresponding valuation allowances, as of December 31, 2007:

Description	Gross NOL	Asset	Valuation Allowance	Expiration
Federal net operating losses	$78,805	$27,582	$ --	2023 to 2025
State net operating losses	363,457	19,667	19,667	2007 to 2027
Foreign net operating losses	145,444	30,408	27,856	2009 to Unlimited
AMT benefit carryforward	N/A	1,303	--	Unlimited
Research credit	N/A	7,904	5,503	2021 to 2027
Total		$86,864	$53,026

Included in the foreign net operating losses is a $60,000 upfront payment made in 2007 from Alpharma Ireland in connection with its license agreement with IDEA AG. The Company recorded gross deferred tax assets of approximately $7,600 in connection with losses (principally related to this upfront payment) incurred by Alpharma Ireland in 2007. As Alpharma Ireland is a start-up operation for a product in development, the Company has no basis to conclude it is more likely than not that these deferred tax assets will be realized and, accordingly has provided a full valuation allowance for those assets.

     The American Jobs Creation Act of 2004 (the "Act") provided for a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by allowing an 85% dividend-received deduction for certain dividends from controlled foreign corporations. In 2005, the Company repatriated foreign earnings under the Act. The provision for income taxes in 2005 includes approximately $28,600 related to this repatriation.

At December 31, 2007 the Company had unremitted earnings of approximately $40,000 in foreign subsidiaries for which no provisions for U.S. taxes have been made, because it is expected that these earnings will be reinvested indefinitely.

The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. With few exceptions, the Company is no longer subject to examinations by tax authorities for tax years before 2003 for state and local income taxes, and tax years before 2002 for non-U.S. income taxes.

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes", on January 1, 2007. As a result of its initial adoption of FIN 48, the Company recognized $4,712 as an increase in its accumulated deficit and a non-current liability for unrecognized tax benefits at January 1, 2007. A reconciliation of the gross unrecognized tax benefits is as follows:

Balance at January 1, 2007	$11,416
Additions based on tax positions related to the current year	1,049
Additions for tax positions of prior years	2,727
Reductions for tax positions of prior years	--
Settlements	--
Reductions due to lapse of statute of limitations	--
Balance at December 31, 2007	$15,192

The gross balance of $15,192 is included in other non-current liabilities at December 31, 2007. The Company recognizes both interest expense and penalties related to the unrecognized tax benefits as part of the related income tax liabilities. During the year ended December 31, 2007, the Company recognized approximately $912 in interest and penalties. The Company had approximately $2,332 and $1,420 for the payment of interest and penalties accrued at December 31, 2007, and 2006, respectively.

The Company does not expect any significant changes to its current FIN 48 positions that would materially affect the Company's 2008 cash tax payments or its 2008 effective tax rate.

18.      Transactions with A.L. Industrier ASA

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

19.  Leases

    Rental expense under operating leases for the years ended December 31, 2007, 2006 and 2005 was $3,641, $3,077, and $5,074, respectively. Future minimum lease commitments under non-cancelable operating leases during each of the next five years and thereafter are, as follows:

Years Ending December 31,
2008	2,985
2009	3,379
2010	3,120
2011	3,087
2012	3,116
Thereafter	16,405
$32,092

Beginning in March 2007, the Company commenced a 10 year operating lease on a new Corporate headquarters facility. This lease was amended in December 2007, and new payments for the occupation of the additional leased space are estimated to commence in June 2008. The Company incurred redundant headquarters lease costs for a period in 2007, while the Company remained at its former headquarters in preparation for the move.

20.  Derivatives and Fair Value of Financial Instruments:

     The Company currently uses the following derivative financial instruments for purposes other than trading:

Derivative	Use	Purpose

Forward foreign exchange contracts	Occasional	Entered into selectively to sell or buy cash flows in non-functional currencies.

     At December 31, 2007 and 2006, the Company had forward foreign exchange contracts outstanding with a notional amount of approximately $220,966 and $74,860 respectively. These contracts called for the exchange of Scandinavian and other European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in 2008 and the unrealized gains and losses are not material. The Company does not account for these transactions as hedges under SFAS 133.

     Counterparties to derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the publicly-traded Convertible Senior Notes, due March 15, 2027, is based on the quotes as of December 31, 2007, as follows:

	Carrying Amount	Fair Value
2.125% Convertible Senior Notes due March 15, 2027	$300,000	$267,852

21.  Reorganization, Refocus and other Actions

In connection with the reorganization and refocus of the Company to improve future operations, severance charges associated with workforce reductions and other facility closure and exit costs have been recorded in prior periods. A summary of liabilities and related activity in 2007 and 2006 for severance- related actions in connection with management's reorganization and refocus and for other liabilities recorded by the AH segment, which were established for 2002 closure and exit costs, is, as follows:

	Severance		Other Closure and Exit Costs
	2007	2006	2007	2006
Balance, January 1,	$568	$1,277	$3,974	$5,410
Charges, net	--	58	(3,328)	(245)
	568	1,335	646	5,165

Payments	(244)	(809)	(509)	(1,202)

Translation adjustments	40	42	16	11

Balance December 31,	$364	$568	$153	$3,974

     Adjustments recorded during 2007, relate primarily to the resolution of contractual conditions related to facility closings, revisions to facility exit cost estimates, and asset sales related to previously closed AH facilities and were included in asset impairment and other (income) expense in the statement of operations.

     The liabilities for accrued severance as of December 31, 2007 are reflected in accrued expenses. The remaining balances for other closure and exit costs as of December 31, 2007 are included in accrued expenses and primarily relate to contractually required lease obligations and other contractually committed costs associated with facility closures. The Company expects to settle these liabilities in the near future.

22.  Supplemental Data

Other assets and deferred charges at December 31 include:
	2007	2006

Deferred tax assets	$40,398	$48,817
Capitalized software cost, net of amortization	5,990	9,253
Deferred borrowing costs, net of amortization	7,057	838
Supplemental savings plan	1,342	2,385
Other	407	381
	$55,194	$61,674
	Years Ended December 31,
	2007	2006	2005

Depreciation expense	$26,763	$23,890	$47,413
Amortization expense	$23,221	$21,860	$43,781
Interest cost incurred:
Interest income	$(15,536)	$(19,328)	$(1,385)
Interest expense	5,233	2,625	46,967
Amortization of loan costs	1,012	250	2,168
Subtotal	(9,291)	(16,453)	47,750
Capitalized interest	--	--	610
Interest cost (earned) incurred	$(9,291)	$(16,453)	$48,360

Asset impairment and other:
Net pension curtailment gain	$--	$(7,542)	$--
(Gain)/loss on sale of Aquatic business	--	(1,922)	--
Legal settlement	(571)	1,100	--
Gain on sale of facility	(3,380)	(469)	--
Severance as a result of reorganization	--	58	1,184
Asset write-offs	381	502	--
Other	42	14	--
	$(3,528)	$(8,259)	$1,184

Other income (expense), net:
Foreign exchange gains (losses), net	$(366)	$296	$2,763
Other, net	(280)	(425)	1,943
	$(646)	$(129)	$4,706

Supplemental cash flow information:

	2007	2006	2005
Cash paid for interest (net of amount capitalized)	$4,270	$5,952	$42,216
Cash paid for income taxes (net of refunds)	$(1,939)	$64,439	$20,293

Other non-cash operating activities (includes discontinued operations):

Goodwill impairment	$--	$--	$815
Fixed asset impairments	2,078	317	624
Gain on sale of facility	--	(469)	--
Inventory impairments	--	--	1,319
Intangible asset impairments	--	395	601
Other non-cash asset write-downs	--	96	88
	$2,078	$339	$3,447

Other non-cash items:
Issuance of stock warrants	$1,780	$--	$--

23.  Information Concerning Business Segments and Geographic Operations

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

AH revenues for the year ended December 31, 2007 include one product that individually accounts for more than 10% of consolidated revenues; Chlortetracyline ($117,900). Pharmaceuticals revenues for the year ended December 31, 2006 are entirely comprised of KADIAN sales, and account for more than 10% of consolidated revenues. One Pharmaceuticals' wholesale customer accounts for more than 10% of consolidated revenues.

	Total Revenue	Operating Income(loss)	Identifiable Assets	Depreciation and Amortization	Capital Expenditures
2007
Pharmaceuticals(a)	$167,747	$(61,555)	$335,642	$9,004	$9,749
API	187,622	34,031	233,605	15,960	41,094
AH	367,056	72,633	335,014	19,605	9,462
Unallocated & Eliminations	--	(44,403)	383,904	5,415	194
Discontinued Operations	--	--	--	--	--
	$722,425	$706	$1,288,165	$49,984	$60,499
2006
Pharmaceuticals	$138,176	$28,304	$213,687	$8,703	$5,019
API	168,688	51,821	185,314	14,132	18,154
AH	346,931	71,528	330,266	19,258	8,405
Unallocated & Eliminations	33	(56,053)	197,972	3,540	4,470
Discontinued Operations	--	--	--	117	123
	$653,828	$95,600	$927,239	$45,750	$36,171
2005
Pharmaceuticals	$ 101,579	$ 23,582	$ 208,371	$ 7,963	$ 907
API	138,355	52,419	139,073	11,100	7,697
AH	325,065	66,279	329,216	18,890	5,090
Unallocated & Eliminations	(11,382)	(47,469)	929,365	5,874	8,505
Discontinued Operations	--	--	17,358	47,367	16,740
	$ 553,617	$ 94,811	$ 1,623,383	$ 91,194	$ 38,939

(a) Includes an upfront payment of $60,000 to IDEA AG for an exclusive license to the United States rights to ketoprofen in TRANSFERSOME gel.

Geographic Information
	Revenues			Long-lived Identifiable Assets
	2007	2006	2005	2007	2006	2005

United States	$517,077	$484,700	$ 421,600	$426,236	$331,888	$343,600
Norway	12,103	18,800	10,200	21,788	19,300	19,000
Denmark	59,055	47,300	33,500	106,055	79,700	84,700
Other	134,190	103,028	88,317	97,390	81,136	60,704
	$722,425	$653,828	$553,617	$651,469	$512,024	$508,004

24.  Selected Quarterly Financial Data (unaudited)

2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (a)	Full Year

Total Revenue	$168,081	$179,420	$175,798	$199,126	$722,425

Gross Profit	$96,472	$104,253	$98,926	109,726	$409,377

Net income (loss)	$11,975	$13,019	$15,053	$(53,628)	$(13,581)

Income (loss) per share from continuing operations - basic	$0.28	$0.30	$0.35	$(1.24)	$(0.32)

Net income (loss) per share - basic	$0.28	$0.30	$0.35	$(1.24)	$(0.32)

Income (loss) per share from continuing operations - diluted	$0.28	$0.30	$0.35	$(1.24)	$(0.32)

Net income (loss) per share - diluted	$0.28	$0.30	$0.35	$(1.24)	$(0.32)

2006	First Quarter (b)	Second Quarter	Third Quarter	Fourth Quarter(c)	Full Year

Total Revenue	$158,980	$159,196	$165,345	$170,307	$653,828

Gross Profit	$96,183	$96,002	$94,506	$95,149	$381,840

Net Income	$33,434	$16,294	$17,012	$15,804	$82,544

Income per share from continuing operations - basic	$0.13	$0.33	$0.32	$0.34	$1.12

Net income per share - basic	$0.62	$0.30	$0.32	$0.29	$1.54

Income per share from continuing operations - diluted	$0.13	$0.32	$0.31	$0.34	$1.11

Net income per share - diluted	$0.62	$0.30	$0.31	$0.29	$1.52

(a) Includes an upfront payment of $60,000 to IDEA AG for an exclusive license to the United States rights to ketoprofen in TRANSFERSOME gel.

(b) In the first quarter of 2006, the Company recorded a net gain in Discontinued Operations on the sale of ParMed of $25,263. Also included in the first quarter 2006 results, is a call premium of $18,894 and the write-off of deferred loan costs of $521, associated with the repayment of the Company's remaining debt in January 2006.

(c) In the fourth quarter of 2006, the Company recorded a net pre-tax pension curtailment gain of $7.5 million.

25. Subsequent Event

In February 2008, the Company announced that it has entered into an agreement to sell its API business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395 million in cash. The final purchase price is subject to adjustment based on the closing net cash balance and working capital of the business and is expected to generate net proceeds, after taxes, fees, and expenses, of approximately $365 million.

There is no financing condition to the obligations of the purchasers to consummate the transaction, and equity and debt commitments for the full purchase price have been received. The Company expects to record a gain on closing of the transaction, which is expected to close in the second quarter of 2008, pending regulatory approvals and other closing conditions. As of December 31, 2007, the API business did not qualify as an asset held for sale, or discontinued operations, as it did not meet the applicable criteria of SFAS 144 as of December 31, 2007.