Form 10-Q
period 2008-03-31
ALPHARMA INC
filed 2008-05-09
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended March 31, 2008	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
440 Route 22 East, Bridgewater NJ 08807 (Address of principal executive offices) (Zip Code)
(908) 566-3800 (Registrant's Telephone Number Including Area Code)

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

Large Accelerated Filer [X]	Accelerated Filer [_]	Non-accelerated Filer [_]
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 7, 2008:
Class A Common Stock, $0.20 par value - 44,280,462 shares

ALPHARMA INC.

INDEX
		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26
PART II. Item 1.	OTHER INFORMATION Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 6.	Exhibits	27
	Signatures	28

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share data)

	March 31,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$275,525	$309,690
Receivable due from sale of API, net	383,429	--
Accounts receivable, net	92,911	93,225
Inventories	104,106	93,135
Prepaid expenses and other current assets	21,834	20,807
Current assets held for sale	--	67,030
Total current assets	877,805	583,887

Property, plant & equipment, net	139,356	139,968
Intangible assets, net	229,252	235,154
Goodwill	115,140	115,107
Other assets and deferred charges	56,769	60,248
Non-current assets held for sale	--	161,986
Total assets	$1,418,322	$1,296,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,017	$5,778
Accounts payable	90,233	46,211
Accrued expenses	96,496	101,103
Accrued and deferred income taxes	8,573	12,182
Current liabilities held for sale	--	41,286
Total current liabilities	201,319	206,560

Long-term debt	300,000	300,000
Deferred income taxes	45,484	19,353
Other non-current liabilities	27,628	22,699
Non-current liabilities held for sale	--	16,611
Total non-current liabilities	373,112	358,663

Commitments and contingencies (see Note 13)

Stockholders' equity:
Class A common stock, $0.20 par value (authorized 75,000,000; issued 44,545,049 and 44,216,391 outstanding)	8,909	8,824
Class B common stock, $0.20 par value (authorized 15,000,000; issued 11,872,897)	2,375	2,375
Preferred stock, $1 par value (authorized 500,000)	--	--
Additional paid in capital	1,135,055	1,130,918
Retained earnings (accumulated deficit)	4,842	(166,270)
Accumulated other comprehensive income	7,751	70,321
Treasury stock, at cost	(315,041)	(315,041)
Total stockholders' equity	843,891	731,127
Total liabilities and stockholders' equity	$1,418,322	$1,296,350

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands of dollars, except per share data)

	Three Months Ended March 31,
	2008	2007

Total revenues	$157,492	$118,321
Cost of sales	58,268	45,860
Gross profit	99,224	72,461
Selling, general and administrative expenses	90,362	55,257
Research and development	51,141	14,917
Asset impairments and other (income) expense	--	(2,125)
Operating income (loss)	(42,279)	4,412
Interest income (expense), net	752	1,416
Other income (expense), net	(193)	302
Income (loss) from continuing operations, before income taxes	(41,720)	6,130
Provision (benefit) for income taxes	(2,617)	2,635
Income (loss) from continuing operations	(39,103)	3,495

Income from discontinued operations, net of taxes, (including gain on disposal of $209,505 in 2008)	210,215	8,480

Net income	$171,112	$11,975

Basic earnings per common share:
Income (loss) from continuing operations	($0.90)	$0.08
Income from discontinued operations	$4.86	$0.20
Net income	$3.96	$0.28

Diluted earnings per common share:
Income (loss) from continuing operations	($0.90)	$0.08
Income from discontinued operations	$4.86	$0.20
Net income	$3.96	$0.28

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$171,112	$11,975
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sale of discontinued operations	(209,505)	--
Depreciation and amortization	11,217	11,636
Amortization of loan costs	311	81
Amortization of stock-based compensation	3,370	1,025
Other non-cash items	(33)	27
Changes in assets and liabilities:
Decrease in accounts receivable	4,193	1,462
(Increase) in inventories	(13,098)	(10,598)
(Increase) in prepaid expenses	(777)	(3,487)
Increase (decrease) in accounts payable and accrued expenses	18,813	(13,215)
Increase (decrease) increase in taxes payable	(539)	1,445
Other, net	(2,894)	(3,320)
Net cash (used in) operating activities	(17,830)	(2,969)

Investing Activities:
Capital expenditures	(9,385)	(7,868)
Purchased intangible assets	--	(718)
Net cash (used in) investing activities	(9,385)	(8,586)

Financing Activities:
Proceeds from issuance of convertible senior notes	--	292,772
Repayments of short-term debt	(463)	--
Proceeds from issuance of common stock	852	2,092
Increase (decrease) in book overdraft	(1,068)	3,551
Net cash provided by (used in) financing activities	(679)	298,415

Net cash flows from exchange rate changes	596	(82)

Increase (decrease) in cash	(27,298)	286,778
Cash and cash equivalents at beginning of year	302,823	113,163
Cash and cash equivalents at end of period	$275,525	$399,941

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,286	$311
Cash paid (refunded) for taxes	$2,035	$(934)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1.    General

These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the audited consolidated financial statements and related notes, which appear in the Alpharma Inc. ("Alpharma") Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All significant intercompany transactions have been eliminated in consolidation. Where appropriate, certain prior year amounts have been reclassified to conform to the current presentation.

The Consolidated Balance Sheets and Consolidated Statements of Operations have been presented for all periods to classify the Active Pharmaceutical Ingredients ("API") business as a discontinued operation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). See Note 3. Consistent with SFAS No. 95, "Statement of Cash Flows," the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.

2. Recent Accounting Pronouncements

     In April 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") number 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, "Goodwill and Other Intangibles." FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of FSP 142-3 is prohibited. The Company will adopt FSP 142-3 on January 1, 2009.

In April 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative and hedging activities. Under SFAS 161, the Company will be required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedging items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued on or after January 1, 2009, and early adoption is encouraged. The Company anticipates that the adoption of SFAS 161, as of January 1, 2009, will not have a material impact on its consolidated financial statements.

     In March 2008, the FASB updated FSP number APB 14-a, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-a"). FSP APB 14-a specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-a is effective for financial statements issued on or after January 1, 2009, with retrospective application. Early adoption is not permitted.

     Upon adoption of FSP APB 14-a, the Company's accounting for its $300,000 Convertible Senior Notes (the "Notes") will be impacted. The Company is currently evaluating the potential impact; but estimates that implementation would result in an approximately $80,000 reduction in its March 31, 2007 Notes balance outstanding, with a corresponding increase in equity. The Company also estimates that upon adoption, the retrospective application of the position will result in increased interest expense of approximately $10,000 for the year ending December 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Early adoption of SFAS 141(R) is prohibited. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141(R) on January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, and eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for financial statements issued on or after January 1, 2009, however applications of SFAS 160's disclosure and presentation requirements are retroactive. The Company will adopt SFAS No. 160 in the first quarter of 2009. The Company is currently assessing the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.

In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 110 which provides interpretative guidance regarding the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment." Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term due to the significant structural changes in its business. Therefore, the Company will continue to use the "simplified" method in developing its estimate of the expected term of "plain vanilla" share options.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing U.S. GAAP. SFAS 159 is effective January 1, 2008. The Company has evaluated SFAS 159 and has chosen to not record the applicable financial liability at fair value.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP") in the United States and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a "market-based" as opposed to an "entity-specific" measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. With respect to financial assets and liabilities, the Company is using the SFAS 157 framework in its disclosure regarding the fair value of its Convertible Senior Notes (see note 10). With respect to non-financial assets and liabilities, the Company is evaluating the potential impact of SFAS 157, the proposed effective date of which is fiscal years beginning after November 15, 2008.

3.    Discontinued Operations

     Sale of the API Business - On February 6, 2008, the Company entered into a definitive agreement to sell its API business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395,000. The sale includes manufacturing facilities in Copenhagen, Denmark; Oslo, Norway; Budapest, Hungary; and Taizhou, China; and the business employs approximately 700 people. The API sale closing occurred on April 1, 2008, with the transaction effective as of the close of business on March 31, 2008.

The Company recorded an estimated gain on the sale of the business in the first quarter of 2008 of $209,505, net of estimated taxes of $37,179. The final purchase price, and therefore the gain, is subject to adjustment based on the closing net cash balance and working capital of the business, as defined in the divestiture agreement.

The following table details selected financial information for API, which is classified as a discontinued operation:

	Three Months Ended March 31,
	2008	2007

Total revenues	$42,902	$49,760

Operating income	$2,430	$12,547

Income from discontinued operations, before income taxes	$1,186	$12,292
Provision for income taxes	476	3,812
Income from discontinued operations, net of income taxes	710	8,480
Gain on sale of discontinued operations, net of taxes	209,505	--
Income from discontinued operations, net of taxes	$210,215	$8,480

The assets and liabilities of API, reflected as held for sale as of December 31, 2007, are as follows:

Cash and cash equivalents	$(6,867)
Accounts receivable, net	39,406
Inventories	32,828
Prepaid expenses and other current assets	1,663
Total current assets held for sale	67,030

Property, plant & equipment, net	143,636
Goodwill and intangibles, net	17,604
Other non-current assets	746
Total non-current assets	161,986
Total assets held for sale	$229,016

Short-term debt	$5,255
Accounts payable	11,692
Accrued expenses and other current liabilities	24,339
Total current liabilities held for sale	41,286

Non-current liabilities	16,611
Total liabilities held for sale	$57,897

Included within Current assets in the Consolidated Balance Sheet at March 31, 2008, is a net receivable, collectible from the purchaser of the API business, of $383,429.

The gross $395,000 price for the sale of the API business is based on a cash and debt free transaction. This amount is subject to adjustment based upon certain liabilities assumed by the purchaser and based on the closing net cash balance and working capital of the business. In addition, the purchaser assumed the outstanding portion, $4,990 at March 31, 2008, of the Company's China Credit Facility related to the API business, subject to a guarantee by the Company.

On March 31, 2008, prior to the closing, the Company advanced $5,000 of the estimated cash overdraft position of the API business to an affiliated entity of the Company acquired by the purchaser. This amount, which is classified as a component of the receivable due from the sale of API, is repayable, plus accrued interest, by the time of the final reconciliation of the closing net cash balance and working capital, in accordance with the terms of the divestiture agreement. This reconciliation and repayment is expected to occur in the second quarter of 2008.

On April 1, 2008, in connection with the closing of the transaction, the Company received cash from the purchaser in the amount of $384,500. On April 3, 2008, the Company was released from the guarantee on the China Credit Facility. In connection with the release of the guarantee, the Company remitted $4,990 to an affiliate of the purchaser, related to the purchaser's assumption of the related outstanding debt in China.

5.    License and Collaboration Agreements

IDEA AG ("IDEA")

     In October 2007, the Company's affiliate, Alpharma Ireland Limited ("Alpharma Ireland"), closed on an agreement with IDEA AG ("IDEA"), a privately held biopharmaceutical company with headquarters in Munich, Germany. The agreement provides the Company with an exclusive license to the United States rights to ketoprofen in TRANSFERSOME gel (TRANSFERSOME is a registered trademark of IDEA AG Corporation and licensed to Alpharma Ireland), a prescription topical non-steroidal anti-inflammatory drug ("NSAID") in Phase III clinical development. In March 2008, this agreement was amended to provide the Company with certain joint ownership interests in certain development and regulatory assets.

     The terms of the license agreement between Alpharma Ireland and IDEA include a $60,000 payment that was made in connection with the October 2007 closing. The agreement also includes three clinical, regulatory, and intellectual property progress milestone payments ("progress milestone payments") totaling $77,000 that are expected to be paid over the first 12 to 18 months of the license agreement, based upon IDEA's achievement of contractually-specified conditions. An additional milestone payment of either $45,000 or $65,000 is conditioned on U.S. product approval (with the higher amount dependent upon the achievement of a specified end point in one of the clinical trials).

     IDEA has agreed to pay the costs of specified studies it is undertaking to obtain FDA approval of ketoprofen in TRANSFERSOME gel. Under the terms of the agreement, IDEA had the option, during the period January 1, 2008 to December 31, 2009 and prior to the payment of the first and second progress milestone payments of $37,000, to receive a loan of up to $20,000 from Alpharma Ireland in support of its clinical development program. There were no loan amounts outstanding as of March 31, 2008 or December 31, 2007, and in April 2008, Alpharma Ireland paid IDEA the first and second progress milestone payments totaling $37,000, resulting in the expiration of the loan option under the IDEA license agreement.

     The terms of the agreement also include the issuance of two series of stock warrants to IDEA for the purchase of shares of the Company's Class A common stock. Both series vest only upon FDA approval of the product in the United States. The amount and pricing of the Phase III Milestone ("Series A") warrants are tied to positive phase III results, and the Form of Approval ("Series B") warrants are tied to FDA approval. The strike price for the Series A warrants will be determined by applying a 50% premium to the 30 day average stock price immediately preceding the announcement of positive Phase III results; with a minimum exercise price per share of $22.50. The strike price for the Series B warrants will be determined by applying a 25% premium to the 30 day average stock price immediately following the FDA approval date, with a minimum exercise price per share of $18.75. For both the Series A and B warrants, the number of shares eligible to be purchased under the warrants will be determined by dividing $50,000 for each series by the respective strike price for each series. Upon vesting at the time of FDA approval, both series of warrants have a term of approximately five years, with a limit of ten years from the date of entering into the agreement. The fair value of these warrants will be recognized upon FDA approval.

     The agreement includes commitments whereby the Company is required to spend pre-determined minimum amounts for the commercialization of the product (including selling, marketing and medical educational expenses) during the first four years following the product's launch.

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

     In connection with the closing in October 2007, Alpharma Ireland paid $60,000 to IDEA in the fourth quarter of 2007, which was recorded as research and development expense, and the Company issued both series of stock warrants. In addition, during the third and fourth quarters of 2007, the Company recorded approximately $2,300 in transaction-related costs.

At March 31, 2008, the Company accrued $37,000 in research and development expense related to the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel.

Institut Biochimique SA ("IBSA")

     In September 2007, the Company's affiliate, Alpharma Pharmaceuticals LLC ("Alpharma Pharmaceuticals"), closed on two license and distribution agreements (the "IBSA License and Distribution Agreements") with IBSA, a privately-owned, global pharmaceutical company headquartered in Lugano, Switzerland. The agreements have a ten-year term, with automatic renewal options, and provide the Company with the exclusive license and distribution rights to market: 1) the FLECTOR Patch (FLECTOR is a registered trademark of IBSA and licensed to Alpharma Pharmaceuticals) and 2) TIROSINT (synthetic levothyroxine sodium) gel capsules (TIROSINT is a registered trademark of IBSA and licensed to Alpharma Pharmaceuticals), in the United States. The FLECTOR Patch, which was approved in the U.S. by the FDA in January 2007, delivers the anti-inflammatory and analgesic effects of patent-protected diclofenac epolamine through a topical patch, and is indicated for the topical treatment of acute pain due to minor strains, sprains, and contusions. TIROSINT gel capsules was approved by the FDA in October 2006 and is indicated for thyroid hormone replacement therapy.

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

     Under the terms of the IBSA License and Distribution Agreements for TIROSINT gel capsules, as amended, the Company has undertaken to launch the TIROSINT gel capsules during January 2009.

     Commercial supply of the FLECTOR Patch is provided by IBSA, at contractually determined prices, through a manufacturing agreement IBSA has with a Japanese supplier. It is expected that IBSA will supply the TIROSINT gel capsule product, at contractually determined prices, from its own manufacturing facility.

     The IBSA License and Distribution Agreements include certain annual minimum purchase commitments for both the FLECTOR Patch and TIROSINT gel capsules. The minimum commitments increase each year over the first three years from product launch and remain at year three levels (or, in the case of the TIROSINT agreement, at the slightly reduced year four level) for the remaining years of the agreements.

     The $100,000 cash payments to IBSA and transaction-related costs have been capitalized as an addition to intangible assets. The Black-Scholes value of the stock warrants ($1,780) was capitalized in the fourth quarter of 2007 as an addition to intangible assets. These intangible assets are being amortized over the estimated commercial lives of the products, using a sales-activity-based methodology.

6.    Earnings Per Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, stock warrants and convertible debt, when appropriate.

     A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:

(Shares in thousands)	Three Months Ended March 31,
	2008	2007
Average shares outstanding - basic	43,253	42,291
Dilutive effect of stock options and restricted stock	--	554
Average shares outstanding - diluted	43,253	42,845

As a result of the Company recording a loss from continuing operations for the three months ended March 31, 2008, the dilutive effect of approximately 750,000 stock options and restricted shares have been excluded from the calculation of average shares outstanding - diluted.

     The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three months ended March 31 2008 and 2007, stock options to purchase 510,000 and 425,000 shares, respectively, were not included in the diluted EPS calculation because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.

The numerator for the calculation of basic EPS is Income (loss) from continuing operations, Income (loss) from discontinued operations, or Net income (loss), as appropriate, for all periods presented. The numerator for the calculation of diluted EPS is Income (loss) from continuing operations, Income (loss) from discontinued operations, or Net income (loss), as appropriate, plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible debt when applicable, for all periods presented. Stock warrants issued to IBSA and the effects of the 2.125% Convertible Senior Notes due 2027 were not included in the calculation of diluted EPS for the three months ended March 31, 2008, because the results were anti-dilutive. The effects of the 2.125% Convertible Senior Notes were not included in the calculation of diluted EPS for the three months ended March 31, 2007, because the results were anti-dilutive.

7.    Income Taxes

     The Company's effective tax rate for continuing operations is dependent on many factors including, but not limited to: a) the impact of enacted tax laws in jurisdictions in which the Company operates; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) the Company's ability to utilize various tax losses and credits.

      The tax provision (benefit) for continuing operations for the three months ended March 31, 2008 was a benefit of $2,617. The Company's financial results in the first quarter of 2008 include $37,000 of research and development expenses accrued by Alpharma Ireland in connection with its license agreement with IDEA AG (see Note 5), for which no tax benefits are expected to be recorded in 2008. Alpharma Ireland is a start-up operation for a product in development and the Company has no basis to conclude it is more likely than not that the related deferred tax asset will be realized.

     The Company adopted the provision of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. At December 31, 2007, the Company had recorded $11,817 in gross unrecognized tax benefits as a component of other non-current liabilities. During the three months ended March 31, 2008, the Company had no significant changes in its tax positions and the amount of interest and penalties accrued during the period was not material. At March 31, 2008 and December 31, 2007, the Company had $1,890 and $1,674, respectively, of accrued interest and penalties included within non-current liabilities.

8.    Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2008	2007

Finished product	$70,733	$60,867
Work-in-process	22,399	21,348
Raw materials	10,974	10,920
	$104,106	$93,135

9.    Intangible Assets and Goodwill

     Intangible assets consist principally of licenses and products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. Aggregate future annual amortization expense of intangibles assets is estimated to be:

For the year ending December 31,
Balance of 2008	$15,000
2009	18,500
2010	20,600
2011	22,700
2012	21,300
Thereafter	131,152
$229,252

     Intangible assets and accumulated amortization are summarized, as follows:

Net balance, December 31, 2007	$235,154

Additions (reductions), net	(996)
Amortization	(4,987)
Translation adjustment	81
Net balance, March 31, 2008	$229,252

Accumulated amortization, March 31, 2008	$174,581

The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the three months ended March 31, 2008 are, as follows:

	Pharmaceuticals	AH	Total
Balance, December 31, 2007	$113,973	$1,134	$115,107
Additions	--	--	--
Translation adjustment	--	33	33
Balance, March 31, 2008	$113,973	$1,167	$115,140

10.    Debt

Short-Term Debt

During the second quarter of 2007, the Company entered into a revolving credit facility with Bank of America, N.A. that provided up to a maximum of $10,600 to certain of the Company's entities in The People's Republic of China (the "China Credit Facility"). During the fourth quarter of 2007, the Company amended the then existing revolving credit facility with Bank of America, N.A. to provide up to a new maximum of $21,600.

At December 31, 2007, the Company had outstanding borrowings under the China Credit Facility of $10,570, including $4,792 related to the API business, which is classified as Current liabilities held for sale in the Consolidated Balance Sheet as of December 31, 2007.

On March 31, 2008, in connection with the sale of the API business, $4,990 of the then outstanding debt under the China Credit Facility was assumed by the purchaser of the API business, subject to a guarantee by the Company. The Company was released from this guarantee in April 2008 and the maximum loan amount under the China Credit Facility was reduced to $10,600. See Note 3. As of March 31, 2008, the Company's remaining outstanding borrowings under the China Credit Facility of $6,017 are classified within Short-term debt. The weighted average interest rate on these borrowings at March 31, 2008 was 6.07%.

Long-Term Debt

    In March 2007, the Company issued $300,000 of Convertible Senior Notes, due March 15, 2027 ("the Notes"), with interest payable semi-annually, in arrears, on March 15 and September 15, at a rate of 2.125% per annum. The Notes are unsecured obligations and rank subordinate to all future secured debt and to the indebtedness and other liabilities of the Company's subsidiaries. The Notes are convertible into shares of the Company's Class A Common Stock at an initial conversion rate of 30.6725 shares per $1,000 principal amount of the Notes, subject to adjustment. The conversion rate is based on an initial conversion price of $32.60 per share. The maximum number of shares a note-holder may receive as a result of such adjustments is 41.40. The Company may redeem the Notes at its option commencing on or after March 15, 2014. The holders have one day put rights on March 15, 2014, 2017 and 2022, to require the Company to repurchase the Notes at 100% of the principal amount, plus accrued and unpaid interest. Beginning with the period commencing on March 20, 2014 and during any six-month interest period thereafter, the Company will pay contingent interest if the average trading price of the Notes is above a specified level. The net proceeds from the issuance were $292,772 and deferred loan costs in the amount of $7,228 are being amortized over seven years.

The fair value of the publicly-traded Convertible Senior Notes at March 31, 2008 is estimated at $316,400. This valuation is based on the average of the last trades on March 31, 2008. The sensitivity of the fair value of the Notes depends on external market factors, including the Company's underlying share price. Increases or decreases in the fair value of the Notes will not have a material impact on the Company's liquidity and capital resources.

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. consisting of a $175,000 asset-based, revolving loan facility and a $35,000 term loan. In March 2006, the asset-based, revolving loan availability was reduced to $75,000 and the term loan was cancelled. As of March 31, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

The Senior Secured Credit Facility is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10-day period, there are no financial covenants. In the event that the Company was to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1. The Company was in compliance with these covenants at March 31, 2008.

11.    Pension Plans and Postretirement Benefits

U.S.

     The U.S. pension plan was frozen effective December 31, 2006.

     The net periodic benefit costs for the Company's pension plans and other postretirement plans are, as follows:
	Pension Benefits For the Three Months Ended March 31,		Postretirement Benefits For the Three Months Ended March 31,
	2008	2007	2008	2007
Service cost	$--	$--	$25	$32
Interest cost	753	713	104	104
Expected return on plan assets	(853)	(856)	--	--
Amortization of prior service cost (income)	--	2	--	(34)
Recognized net actuarial loss	1	3	68	79
Net periodic benefit cost (income)	$(99)	$(138)	$197	$181

     During the first quarter of 2008, the Company contributed $413 to the U.S. pension plan. For the full year 2008, the Company expects to contribute approximately $950.

12. Stock-Based Compensation

Stock-based compensation consists primarily of stock options and restricted stock.

Stock Options

Stock options are granted to employees with exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options granted to employees vest in 25% increments each year and are fully vested four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The weighted average fair value of options granted during the three months ended March 31, 2008, was $24.16

Changes in stock options outstanding for the three months ended March 31, 2008, are summarized as follows:

Balance at December 31, 2007	1,388,893
Grants	813,544
Exercises	(24,600)
Forfeitures	(32,515)
Balance at March 31, 2008	2,145,322

The Company recognized $516 and $359 of stock-based compensation expense for stock options for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the total remaining unamortized compensation cost related to non-vested stock options outstanding was $12,832.

Restricted Stock and Restricted Stock Units

Compensation expense for restricted stock and restricted stock units (collectively, "restricted stock") is recorded based on the market value of the stock on the grant date. The fair value of restricted stock is recorded as deferred compensation (classified as additional paid in capital) at the time of grant, and amortized to expense over the requisite service period. The Company recognized $1,058 and $574 of stock-based compensation expense for restricted stock for the three months ended March 31, 2008 and 2007, respectively. Total unamortized deferred compensation related to restricted stock was $12,823 at March 31, 2008.

13. Contingent Liabilities and Litigation

     The Company is involved in various legal proceedings, of a nature considered normal to its business. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with the following legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations or cash flows in the period in which the resolution occurs.

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

     In addition to the potential for personal injury damages to the approximately 152 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company, which verdict was upheld on appeal in May 2008 by the Supreme Court of Arkansas. In its ruling, the Supreme Court of Arkansas also overturned the trial court's decision to dismiss certain poultry company co-defendants from the case. While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $22,200 in 2006, $20,400 in 2007 and $4,225 in the first quarter of 2008.

Brazilian Tax Claims

     The Company is the subject of tax claims by the Brazilian authorities relating to sales and import taxes which aggregate approximately $14,000. The claims relate to the operations of the Company's AH business in Brazil since 1999. The Company believes it has meritorious defenses and intends to vigorously defend its position against these claims.

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

As a result of the sale of the API business, all of the liabilities associated with these environmental matters were transferred to certain affiliates of 3i, the purchasers of the business, subject to certain representations or warranties made by the Company to such purchasers as part of the transaction to the extent such representations and warranties were incorrect.

Information Request

On February 28, 2007, the Company received a subpoena from the U.S. Department of Justice requesting certain documents in connection with its investigation into various marketing practices with respect to KADIAN capsules (KADIAN is a registered trademark of Alpharma Pharmaceuticals). The Company and its subsidiary, Alpharma Pharmaceuticals, have responded and are continuing to respond to this subpoena and are fully cooperating with the U.S. Department of Justice.

FLSA Class Action

     A purported class action lawsuit has been filed with the United States District Court in New Jersey. The complaint alleges that, among other things, (i) over 200 of the Company's U.S. based Pharmaceuticals sales representatives were denied overtime pay, in violation of state and federal labor laws, by being paid for forty hour weeks even though they worked in excess of fifty-five hours per week, and (ii) that the Company violated federal record-keeping requirements. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability which would be material to the Company's financial position. The Company believes it has meritorious defenses and intends to vigorously defend its positions in this lawsuit. Numerous other pharmaceutical companies are defendants in similar lawsuits.

Average Wholesale Price Litigation

     The Company, and in certain instances, Alpharma Pharmaceuticals, are defendants in various lawsuits in state, city and county courts, based upon allegations that fraudulent Average Wholesale Prices ("AWP") were reported primarily in connection with KADIAN capsules for varying numbers of years under governmental Medicaid reimbursement programs. The plaintiffs in these cases include state government entities that made Medicaid payments for the drug at issue based on AWP. These lawsuits vary with respect to the particular causes of action and relief sought. The relief sought in these lawsuits includes statutory causes of action including civil penalties and treble damages, common law causes of action, and declaratory and injunctive relief, including, in certain lawsuits, disgorgement of profits. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

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

     Any further responsibilities for substantially all of the material contingent liabilities related to the Generics business and the API business have been transferred to the respective purchasers of such businesses (Actavis or entities owned by Actavis, in the case of the Generics business, and certain affiliates of 3i, in the case of the API business) subject to certain representations or warranties made by the Company to such purchasers as part of the transactions to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities that it believes are not material to the Company and it is possible that the Company may be held responsible for certain liabilities of the Generics business and the API business that were transferred to the respective purchasers in the event such purchasers fail or are unable to satisfy such liabilities.

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

14.   Comprehensive Income

     SFAS 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) as of March 31, 2008, are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans."

     The components of comprehensive income and accumulated other comprehensive income include:
	Three Months Ended March 31,
Other Comprehensive Income:	2008	2007
Net Income	$171,112	$11,975
Change in Foreign Currency Translation	(62,570)	2,723
Change in unrealized gain (loss) on pension, net	--	132
	$108,542	$14,830

March 31,
2008
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$11,052
Prior service not yet recognized in cost	41
Actuarial loss not yet recognized in cost, net	(3,342)
$7,751

15.   Supplemental Data
	Three Months Ended
	March 31,
	2008	2007

Interest income (expense), net:
Interest income	$2,785	$1,625
Interest expense	(1,723)	(128)
Amortization of debt issuance costs	(310)	(81)
	$752	$1,416
Other income (expense), net:
Foreign exchange gains (losses), net	$(144)	$391
Other, net	(49)	(89)
	$(193)	$302

16.    Business Segment Information

     The Company's businesses are organized in two reportable segments, as follows: Pharmaceuticals ("Pharmaceuticals") and Animal Health ("AH"). Each business has a segment president who reports to the CEO.

     The operations of both segments are evaluated based on operating income. Unallocated costs include corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to stock-based compensation and other long-term incentive compensation, as well as certain costs related to business development activities and the implementation of a company-wide enterprise resource planning system.
	Three Months Ended March 31,
	2008	2007	2008	2007
Revenues			Operating Income

Pharmaceuticals (a)	$66,028	$34,503	$(49,112)	$(2,117)
AH	91,464	83,818	16,978	17,125
Unallocated and eliminations	--	--	(10,145)	(10,596)
	$157,492	$118,321	$(42,279)	$4,412

(a) Includes $37,000 in accrued research and development expenses related to the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions, except per share data)

Overview

We are a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. Our businesses are organized in two business segments, Pharmaceuticals and Animal Health ("AH"). We currently market two branded human pharmaceutical prescription products that are manufactured by third parties: an extended release morphine sulfate pain medication sold in the United States under the trademark KADIAN and a topical non-steroidal anti-inflammatory ("NSAID") patch product marketed in the United States under the trademark FLECTOR. We manufacture and market animal health products, consisting primarily of medicated feed additives ("MFAs") and water soluble therapeutics for production animals; principally, poultry, cattle and swine.

On February 6, 2008, we entered into a definitive agreement to sell our Active Pharmaceutical Ingredients ("API") business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395.0 million. The sale includes manufacturing facilities in: Copenhagen, Denmark; Oslo, Norway; Budapest, Hungary; and Taizhou, China; and the API business employs approximately 700 people. The API sale closing occurred on April 1, 2008, with the transaction effective as of the close of business March 31, 2008.

The financial statements have been presented for all periods to classify the API business as a discontinued operation. We have reclassified the December 31, 2007 assets and liabilities of API as held for sale in the Consolidated Balance Sheet presented in Item 1 of this Quarterly Report on Form 10-Q.

     In October 2007, our affiliate, Alpharma Ireland Limited, closed on an agreement with IDEA AG, to license the exclusive U.S. rights to ketoprofen in TRANSFERSOME gel, a prescription topical NSAID in Phase III clinical development. See Note 5 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

     In September 2007, our affiliate, Alpharma Pharmaceuticals, closed on two license and distribution agreements with Institut Biochimique SA ("IBSA") to market two FDA approved products in the United States: the FLECTOR Patch and TIROSINT gel capsules. See Note 5 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued Operations

Effective March 31, 2008, we completed the sale of our API business and have classified the current financial results, and reclassified the historical financial results of API, as results from discontinued operations. API revenues in the first quarter of 2008 amounted to $42.9 million, a decrease of $6.9 million, or 13.9% from the first quarter of 2007. Translation of revenues into U.S. dollars increased API revenues by approximately $1.9 million compared to the first quarter of 2007. Excluding the year-over-year effects of currency, API revenues decreased 17.7% versus 2007. API reported operating income of $2.4 million in the first quarter of 2008, compared to operating income of $12.5 million in 2007. The decline reflects reduced gross profits, principally due to lower revenues, the unfavorable effects of currency and increased research and development spending in support of new product development programs. Income from discontinued operations, net of tax, amounted to $0.7 million, or $0.01 EPS, and $8.5 million, or $0.20 EPS, for the three months ended March 31, 2008 and 2007, respectively. In addition, in the first quarter of 2008, we recorded an estimated net after-tax gain on the sale of the API business of $209.5 million, or $4.85 EPS. The final purchase price, and therefore the gain, is subject to adjustment based on the closing net cash balance and working capital of the business, as defined in the divestiture agreement. See Note 3 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Continuing Operations - Three months ended March 31, 2008

Our business segments are defined, as follows:

Pharmaceuticals	Pharmaceuticals
AH	Animal Health

     Total revenues increased 33% for the quarter ended March 31, 2008 compared to the same quarter of 2007. We reported a first quarter 2008 operating loss of $42.3 million compared to $4.4 million of operating income in 2007. Diluted (loss) per share was $(0.90) for the three months ended March 31, 2008, compared to diluted earnings per share of $0.08 for the three months ended March 31, 2007. Results for the three months ended March 31, 2008 include $37.0 million of accrued research and development expense associated with the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel. Both of these $18.5 million payments were made to IDEA AG in April 2008.

The following summarizes revenues and operating income (loss) by segment:

Three Months Ended March 31,	Revenues			Operating Income (Loss)
	2008	2007	%	2008	2007	%
Pharmaceuticals	$66.0	$34.5	91.3%	$(49.1)	$(2.1)	N/M
AH	91.5	83.8	9.2%	17.0	17.1	(0.6%)
Unallocated and Eliminations	--	--	--	(10.2)	(10.6)	3.8%
Total	$157.5	$118.3	33.1%	$(42.3)	$4.4	N/M

N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues increased $31.5 million, or 91.3%, to $66.0 million in the first quarter of 2008, compared to $34.5 million in the first quarter of 2007. The revenue growth was principally attributable to the January 2008 launch of the FLECTOR Patch. First quarter 2008 FLECTOR Patch revenues totaled $24.3 million, and include the initial stocking of the product in pharmacies and the distribution channel, as well as first quarter prescription demand. The remainder, $7.2 million, of the year-over-year increase in Pharmaceutical revenues relates to sales of KADIAN capsules, with approximately $4.1 million attributable to increased volumes, driven by script growth and market share gains, and $3.1 million attributable to higher year-over-year pricing.

     AH revenues increased $7.7 million, or 9.2%, to $91.5 million in the first quarter of 2008, compared to $83.8 million in the first quarter of 2007. Translation of revenues into U.S. dollars increased AH revenues by approximately $2.3 million compared to the first quarter of 2007. Excluding the year-over-year effects of currency, AH revenues increased 6.4% versus the prior year. The increase in revenues reflects higher year-over-year sales in the U.S. livestock markets, as well as increased international market sales in European, Asian and the Latin American regions.

Gross Profit:

     On a consolidated basis, gross profit in the first quarter of 2008 increased $26.7 million compared to the first quarter of 2007. As a percentage of revenue, overall gross profit margin was 63.0% in the first quarter of 2008, versus 61.2% in 2007. The year-over-year increase in gross profit margin is attributable to the higher revenue growth from our higher gross margin Pharmaceuticals business.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses in the first quarter of 2008 increased $35.1 million, compared to the first quarter of 2007. As a percentage of revenues, SG&A expense increased to 57.4% in the first quarter of 2008, from 46.7% in the first quarter of 2007. The increase principally relates to the sales force expansion and other investments required in our Pharmaceuticals business to support the January 2008 launch of the FLECTOR Patch and the growing business.

     Research and development expenses increased $36.2 million in the first quarter of 2008 in comparison to 2007, due to the accrual of $37.0 million of research and development expenses in the Pharmaceuticals business associated with the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel. Excluding the $37.0 million in progress milestones, R&D expense was 9.0% of revenues in the first quarter of 2008, compared to 12.6% for the three months ended March 31, 2007. The decline in R&D expense as a percentage of revenues reflects lower clinical R&D spending in the first quarter of 2008 versus the same period of 2007.

     Asset impairments and other (income) expense amounted to income of $2.1 million in the first quarter of 2007, and consisted of facility exit cost adjustments and asset sales related to previously closed AH facilities.

Operating Income:

     Operating income ("OI") decreased $46.7 million in the first quarter of 2008 as compared to the first quarter of 2007. The change in operating income is summarized, as follows:
	Pharmaceuticals	AH	Corporate/ Unallocated	Total
2007 as reported	$(2.1)	$17.1	$(10.6)	$4.4
Research and development:
- Progress milestones to IDEA AG	(37.0)	--	--	(37.0)
- Other research and development	1.4	(0.6)	--	0.8
(Increase)/decrease in SG&A	(35.0)	(0.5)	0.4	(35.1)
Facility exit cost adjustments and asset sales in 2007	--	(2.1)	--	(2.1)
Net OI increase due to volume, price, new products, costs, and foreign exchange	23.6	3.1	--	26.7
2008 as reported	$(49.1)	$17.0	$(10.2)	$(42.3)

Interest income (expense), net:

     An analysis of the components of interest income and interest expense is, as follows:
	Three Months Ended March 31,
	2008	2007

Interest income	$2.8	$1.6
Interest expense	(1.7)	(0.1)
Amortization of debt issuance costs	(0.3)	(0.1)
	$0.8	$1.4

Interest income:

Interest income for the quarter ended March 31, 2008 increased by $1.2 million as compared to the three months ended March 31, 2007, primarily due to higher average cash and cash equivalent balances on hand, partially offset by lower interest rates on cash investments.

Interest expense:

Interest expense and amortization of debt issuance costs increased by $1.8 million for the quarter ended March 31, 2008, as compared to the first quarter of 2007, primarily attributable to a full quarter of interest expense in 2008 related to the convertible debt issued in March 2007, and interest on outstanding borrowings under our China Credit facility in the first quarter of 2008. See Note 10 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net:

     A detail of Other income (expense), net follows:
	Three Months Ended March 31,
	2008	2007

Foreign exchange gains (losses), net	$(0.1)	$0.4
Other, net	(0.1)	(0.1)
	$(0.2)	$0.3

Tax Provision

  Our effective tax rate ("ETR") is dependent on many factors including: a) the impact of enacted tax laws in jurisdictions in which we operate; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) our ability to utilize various tax losses and credits.

  The tax provision (benefit) for continuing operations for the three months ended March 31, 2008 was a benefit of $2.6 million. Our first quarter 2008 financial results include $37.0 million of research and development expenses accrued by our Irish subsidiary for the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel. We are recording a deferred tax asset for the future potential tax benefits associated with these research and development expenses. In addition, we are recording a corresponding valuation allowance for this deferred tax asset, as our Irish subsidiary is a start-up operation for a product in development, and we have no basis to conclude it is more likely than not that this deferred tax asset will be realized.

Liquidity and Capital Resources

At March 31, 2008, we had $275.5 million in cash and cash equivalents. Interest income earned on cash investments was $2.8 million for the three months ended March 31, 2008.

     Our total outstanding debt at March 31, 2008, was $306.0 million, consisting primarily of $300 million of Convertible Senior Notes, due March 2027. Interest expense, including amortization of debt issue costs, for the three months ended March 31, 2008, was $2.0 million.

    Including our discontinued operations, cash used in operations for the three months ended March 31, 2008 was $17.8 million, compared to $3.0 million of cash used in operations for the first three months of 2007. During the first three months of 2008, we made net cash tax payments of $2.0 million compared to receiving net cash tax refunds of $0.9 million during the first three months of 2007. Cash flows used in investing activities for the three months ended March 31, 2008 and 2007 included capital expenditures of $9.4 million and $7.9 million, respectively.

     Cash flows (used in) or provided by financing activities for the three months ended March 31, 2008 and 2007 were $(0.7) million and $298.4 million, respectively. Cash flows from financing activities for the three months ended March 31, 2007 include the net proceeds of $292.8 million from the issuance of our $300 million Convertible Senior Notes.

     Working capital at March 31, 2008 was $676.5 million compared to $377.3 million at December 31, 2007. Working capital is defined as current assets less current liabilities. The increase in working capital is primarily related to the $383.4 million due from the purchaser of our API business at March 31, 2008. On April 1, 2008, in connection with the closing of the API sale transaction, we received cash from the purchaser in the amount of $384.5 million. In addition, on April 3, 2008, in connection with the release of our guarantee related to the China Credit Facility, we remitted $5.0 million to the purchaser of the API business as a result of the purchaser's assumption of the related outstanding debt in China.

Stockholders' equity at March 31, 2008 was $843.9 million compared to $731.1 million at December 31, 2007. The increase in Stockholders' equity at March 31, 2008 resulted primarily from the recognition of the gain on the sale of the API divestiture, partially offset by the net loss from continuing operations for the first three months of 2008. At March 31, 2008, Accumulated Other Comprehensive Income decreased $62.5 million, to $7.8 million, from $70.3 million at December 31, 2007, due primarily to the portion of cumulative translation adjustment that was attributable to the API divestiture.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and Qualitative Disclosure - This information is included in Item 7a of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of March 31, 2008. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of March 31, 2008.

(b) Changes in Internal Control over Financial Reporting

     Effective March 31, 2008, the Company closed on the sale of its Active Pharmaceutical Ingredients business. In connection with the closing, the Company partitioned API from its enterprise resource planning ("ERP") and certain other information systems. There have been no other changes in the Company's internal control over financial reporting during the three-month period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

----------

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other important potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission including its Annual Report on Form 10-K for the year ended December 31, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 13 to the Company's Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q for a discussion of material developments in the Company's legal proceedings.

Item 1A. Risk Factors

     In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There have been no material changes in our risk factors.

Item 6. Exhibits

    First Amendment to License Agreement between IDEA AG and Alpharma Ireland Limited, dated March 31, 2008, is filed as an Exhibit to this Report.

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 is filed as an Exhibit to this Report

32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed as an Exhibit to this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: May 9, 2008	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Executive Vice President and Chief Financial Officer
Date: May 9, 2008	/s/ Donald I. Buzinkai Donald I. Buzinkai Vice President, Controller and Principal Accounting Officer