Form 10-Q
period 2008-06-30
ALPHARMA INC
filed 2008-07-30
CIK 730469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008	Commission file number 1-8593
Alpharma Inc. (Exact name of registrant as specified in its charter)
Delaware (State of Incorporation)	22-2095212 (I.R.S. Employer Identification No.)
440 Route 22 East, Bridgewater NJ 08807 (Address of principal executive offices) (Zip Code)
(908) 566-3800 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-accelerated Filer [ ]
Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 27, 2008:
Class A Common Stock, $0.20 par value - 41,763,544 shares

ALPHARMA INC.

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6-20
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21-29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II Item 1.	OTHER INFORMATION Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 6.	Exhibits	33
	Signatures	34

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share data)

	June 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$606,798	$309,690
Accounts receivable, net	94,598	93,225
Inventories	117,648	93,135
Prepaid expenses and other current assets	20,221	20,807
Current assets held for sale	--	67,030
Total current assets	839,265	583,887

Property, plant & equipment, net	142,067	139,968
Intangible assets, net	224,117	235,154
Goodwill	115,563	115,107
Other assets and deferred charges	51,414	60,248
Non-current assets held for sale	--	161,986
Total assets	$1,372,426	$1,296,350

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$6,010	$5,778
Accounts payable	65,698	46,211
Accrued expenses	103,617	101,103
Accrued and deferred income taxes	6,718	12,182
Current liabilities held for sale	--	41,286
Total current liabilities	182,043	206,560

Long-term debt	300,000	300,000
Deferred income taxes	46,789	19,353
Other non-current liabilities	30,230	22,699
Non-current liabilities held for sale	--	16,611
Total non-current liabilities	377,019	358,663

Commitments and contingencies (see Note 12)

Stockholders' equity:
Class A common stock, $0.20 par value (authorized 75,000,000; issued 44,483,039 and 43,047,202 outstanding)	8,896	8,824
Class B common stock, $0.20 par value (authorized 15,000,000; issued 11,872,897)	2,375	2,375
Preferred stock, $1 par value (authorized 500,000)	--	--
Additional paid in capital	1,140,785	1,130,918
Retained earnings (accumulated deficit)	(2,540)	(166,270)
Accumulated other comprehensive income	5,292	70,321
Treasury stock, at cost	(341,444)	(315,041)
Total stockholders' equity	813,364	731,127
Total liabilities and stockholders' equity	$1,372,426	$1,296,350
The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands of dollars, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenues	$166,911	$133,096	$324,403	$251,417
Cost of sales	58,988	50,314	117,256	96,174
Gross profit	107,923	82,782	207,147	155,243
Selling, general and administrative expenses	95,988	60,496	186,350	115,753
Research and development	17,147	16,375	68,288	31,292
Asset impairments and other (income) expense	--	(965)	--	(3,090)
Operating income (loss)	(5,212)	6,876	(47,491)	11,288
Interest income (expense), net	2,286	3,192	3,038	4,608
Other income (expense), net	510	493	317	795
Income (loss) from continuing operations, before income taxes	(2,416)	10,561	(44,136)	16,691

Provision (benefit) for income taxes	(1,560)	4,932	(4,177)	7,567
Income (loss) from continuing operations	(856)	5,629	(39,959)	9,124
Income (loss) from discontinued operations, net of taxes	(6,526)	7,390	203,689	15,870

Net income (loss)	$(7,382)	$13,019	$163,730	$24,994

Basic earnings per common share:
Income (loss) from continuing operations	$(0.02)	$0.13	$(0.92)	$0.22
Income (loss) from discontinued operations	$(0.15)	$0.17	$4.71	$0.37
Net income (loss)	$(0.17)	$0.30	$3.79	$0.59

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.02)	$0.13	$(0.92)	$0.21
Income (loss) from discontinued operations	$(0.15)	$0.17	$4.71	$0.37
Net income (loss)	$(0.17)	$0.30	$3.79	$0.58
The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$163,730	$24,994
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sale of discontinued operations	(202,979)	--
Depreciation and amortization	20,849	24,632
Amortization of loan costs	621	391
Amortization of stock-based compensation	5,475	2,710
Other non-cash items	618	198
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,884	(5,689)
Increase in inventories	(26,328)	(17,006)
Decrease (increase) in prepaid expenses	869	(2,083)
Decrease in accrued milestones	(37,000)	--
Increase (decrease) in accounts payable and accrued expenses	38,168	(507)
Decrease in taxes payable	(2,264)	(575)
Other, net	(673)	8,186
Net cash provided by (used in) operating activities	(36,030)	35,251

Investing Activities:
Capital expenditures	(16,126)	(20,267)
Purchased intangible assets	--	(969)
Proceeds from sale of business	384,500	--
Acquisition activities	--	(9,849)
Net cash provided by (used in) investing activities	368,374	(31,085)

Financing Activities:
Proceeds from issuance of convertible senior notes	--	292,772
Repayments of short-term debt	(606)	--
Payment of debt assigned in sale of business	(4,990)	--
Proceeds from issuance of short-term debt	--	2,757
Proceeds from issuance of common stock	4,558	4,018
Payments for purchases of treasury shares	(26,403)	--
Increase (decrease) in book overdraft	(1,655)	941
Net cash provided by (used in) financing activities	(29,096)	300,488

Net cash flows from exchange rate changes	727	(588)

Increase in cash	303,975	304,066
Cash and cash equivalents at beginning of year	302,823	113,163
Cash and cash equivalents at end of period	$606,798	$417,229

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,443	$795
Cash paid for taxes	$3,653	$134

The accompanying notes are an integral part of the unaudited consolidated financial statements.

1.    General

These interim unaudited consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission ("SEC") and its instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the audited consolidated financial statements and related notes, which appear in the Alpharma Inc. ("Alpharma" or the "Company") Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of Alpharma management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All significant intercompany transactions have been eliminated in consolidation. Where appropriate, certain prior year amounts have been reclassified to conform to the current presentation.

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

2. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF 03-6-1"). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions, with rights to dividends or dividend equivalents, are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in FASB Statement No. 128, "Earnings per Share." Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). Early adoption of EITF 03-6-1 is prohibited. The Company will adopt EITF 03-6-1 as of January 1, 2009, and does not currently believe that the adoption will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company anticipates that the adoption of SFAS 162, as of the effective date, will not have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued on or after January 1, 2009, with retrospective application. Early adoption is not permitted.

     Upon adoption of FSP APB 14-1, the Company's accounting for its $300,000 Convertible Senior Notes (the "Notes") will be impacted. The Company is currently evaluating the potential impact; but estimates that implementation would result in an approximately $80,000 reduction in its March 15, 2007 Notes balance outstanding, with a corresponding increase in equity. The Company also estimates that upon adoption, the retrospective application of the position will result in increased interest expense of approximately $10,000 for the year ending December 31, 2008. The Company will adopt FSP APB 14-1 as of January 1, 2009.

     In April 2008, the FASB issued FSP No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, "Goodwill and Other Intangibles." FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of FSP 142-3 is prohibited. The Company will adopt FSP 142-3 as of January 1, 2009.

In April 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative and hedging activities. Under SFAS 161, the Company will be required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedging items are accounted for under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued on or after January 1, 2009, and early adoption is permitted. The Company will adopt SFAS 161 as of January 1, 2009 and anticipates that such adoption will not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Early adoption of SFAS 141(R) is not permitted. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141(R) as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51" ("SFAS 160"). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, and eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for financial statements issued on or after January 1, 2009, however applications of SFAS 160's disclosure and presentation requirements are retroactive. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company is currently assessing the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, which provides interpretative guidance regarding the use of a "simplified" method in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment." Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term due to the significant structural changes in its business. Therefore, the Company will continue to use the "simplified" method in developing its estimate of the expected term of "plain vanilla" share options.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 was effective January 1, 2008. The Company has evaluated SFAS 159 and has chosen to not record the applicable financial liability at fair value.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value under GAAP and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a "market-based" as opposed to an "entity-specific" measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. With respect to financial assets and liabilities, the Company is using the SFAS 157 framework in its disclosure regarding the fair value of its Convertible Senior Notes (see Note 9). With respect to non-financial assets and liabilities, the Company is evaluating the potential impact of SFAS 157, the effective date of which is for fiscal years beginning after November 15, 2008.

3.    Discontinued Operations

     On February 6, 2008, the Company entered into a definitive agreement to sell its API business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395,000. The transaction included the sale of manufacturing facilities in Copenhagen, Denmark; Oslo, Norway; Budapest, Hungary; and Taizhou, China. The API business employed approximately 700 people, substantially all of whom were transferred with the business. The API sale closing occurred on April 1, 2008, with the transaction effective as of the close of business on March 31, 2008. On April 1, 2008, in connection with the closing of the transaction, the Company received cash from the purchaser in the amount of $384,500.

The Company recorded an estimated gain of $209,505 on the sale of the business in the first quarter of 2008, net of estimated taxes of $37,179. The final purchase price, and therefore the gain, is subject to adjustment based on the closing net cash balance and working capital of the business, as defined in the divestiture agreement. The Company's results from discontinued operations for the three months ended June 30, 2008 include a net loss of $6,526, principally related to adjustments to previously recorded gains. These adjustments are primarily attributable to foreign exchange and certain transaction-related costs and adjustments.

The following table details selected financial information for discontinued operations:

	Six Months Ended June 30,
	2008	2007

Total revenues	$42,902	$96,084

Operating income	$2,430	$22,683

Income from discontinued operations, before income taxes	$1,186	$22,539
Provision for income taxes	476	6,670
Income from discontinued operations, net of income taxes	710	15,870
Gain on sales of discontinued operations, net of taxes	202,979	--
Income from discontinued operations, net of taxes	$203,689	$15,870

The assets and liabilities of API, reflected as held for sale as of December 31, 2007, are as follows:

Cash and cash equivalents	$(6,867)
Accounts receivable, net	39,406
Inventories	32,828
Prepaid expenses and other current assets	1,663
Total current assets held for sale	67,030

Property, plant & equipment, net	143,636
Goodwill and intangibles, net	17,604
Other non-current assets	746
Total non-current assets	161,986
Total assets held for sale	$229,016

Short-term debt	$5,255
Accounts payable	11,692
Accrued expenses and other current liabilities	24,339
Total current liabilities held for sale	41,286

Non-current liabilities	16,611
Total liabilities held for sale	$57,897

The gross $395,000 price for the sale of the API business is based on a cash and debt free transaction. This amount is subject to adjustment based upon certain liabilities assumed by the purchaser and based on the closing date net cash balance and closing date working capital of the business. In addition, the purchaser assumed the outstanding portion, $4,990 at March 31, 2008, of the Company's China Credit Facility related to the API business, subject to a guarantee by the Company. On April 3, 2008, the Company remitted $4,990 to an affiliate of the purchaser and was released from the guarantee on the China Credit Facility.

On March 31, 2008, prior to the closing, the Company advanced $5,000 of the estimated cash overdraft position of the API business to an affiliated entity of the Company acquired by the purchaser. This amount is repayable, plus accrued interest, upon the final reconciliation of the closing net cash balance and working capital, in accordance with the terms of the divestiture agreement. This reconciliation and repayment is expected to occur in the third quarter of 2008.

4.    License and Collaboration Agreements

IDEA AG ("IDEA")

     In October 2007, the Company's affiliate, Alpharma Ireland Limited ("Alpharma Ireland"), entered into an agreement with IDEA, a privately held biopharmaceutical company with headquarters in Munich, Germany. The agreement provides the Company with an exclusive license to the United States rights to ketoprofen in TRANSFERSOME gel (TRANSFERSOME is a registered trademark of IDEA AG Corporation and licensed to Alpharma Ireland), a prescription topical non-steroidal anti-inflammatory drug ("NSAID") in Phase III clinical development. In March 2008, this agreement was amended to provide the Company with certain joint ownership interests in certain development and regulatory assets.

     The terms of the license agreement between Alpharma Ireland and IDEA include a $60,000 payment that was made in connection with the October 2007 closing. The agreement also includes three clinical, regulatory, and intellectual property progress milestone payments ("progress milestone payments") totaling $77,000 that are expected to be paid over the first 12 to 18 months of the license agreement, based upon IDEA's achievement of contractually-specified conditions. An additional milestone payment of either $45,000 or $65,000 is conditioned on U.S. Food & Drug Administration ("FDA") product approval (with the higher amount dependent upon the achievement of a specified end point in one of the clinical trials).

Under the terms of the license agreement, IDEA has agreed to pay the costs of specified studies it is undertaking to obtain FDA approval of ketoprofen in TRANSFERSOME gel.

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

     The license agreement includes commitments whereby the Company is required to spend pre-determined minimum amounts for the commercialization of the product (including selling, marketing and medical educational expenses) during the first four years following the product's launch.

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

     In connection with the closing in October 2007, Alpharma Ireland paid $60,000 to IDEA in the fourth quarter of 2007, which was recorded as research and development expense, and the Company issued both series of stock warrants. In addition, during the third and fourth quarters of 2007, the Company recorded approximately $2,300 in transaction-related costs. In March 2008, the Company recorded $37,000 in research and development expense related to IDEA's achievement of the first and second progress milestones. The $37,000 was paid to IDEA in April 2008.

Institut Biochimique SA ("IBSA")

     In September 2007, the Company's affiliate, Alpharma Pharmaceuticals LLC ("Alpharma Pharmaceuticals"), closed on two license and distribution agreements (the "IBSA License and Distribution Agreements") with IBSA, a privately-owned, global pharmaceutical company headquartered in Lugano, Switzerland. The agreements have a ten-year term, with automatic renewal options, and provide the Company with the exclusive license and distribution rights to market: 1) the FLECTOR Patch (FLECTOR is a registered trademark of IBSA and licensed to Alpharma Pharmaceuticals) and 2) TIROSINT (synthetic levothyroxine sodium) gel capsules (TIROSINT is a registered trademark of IBSA and licensed to Alpharma Pharmaceuticals), in the United States. The FLECTOR Patch, which was approved in the U.S. by the FDA in January 2007, delivers the anti-inflammatory and analgesic effects of diclofenac epolamine through a patent-protected topical patch, and is indicated for the topical treatment of acute pain due to minor strains, sprains, and contusions. TIROSINT gel capsules was approved by the FDA in October 2006 and is indicated for thyroid hormone replacement therapy.

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

     Under the terms of the IBSA License and Distribution Agreements for TIROSINT gel capsules, as amended, the Company has undertaken to launch the TIROSINT gel capsules during February 2009.

     Commercial supply of the FLECTOR Patch is provided by IBSA, at contractually determined prices, through a manufacturing agreement IBSA has with a Japanese supplier. It is expected that IBSA will supply the TIROSINT gel capsule product, at contractually-determined prices, from its own manufacturing facility.

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

     The $100,000 cash payments to IBSA and transaction-related costs have been capitalized as an addition to intangible assets. The Black-Scholes value of the stock warrants ($1,780) was capitalized in the fourth quarter of 2007 as an addition to intangible assets. These intangible assets are amortized over the estimated commercial lives of the products, using a sales-activity-based methodology.

5.    Earnings Per Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, stock warrants and convertible debt, when appropriate.

     A reconciliation of weighted average shares outstanding from basic to diluted is as follows:
(Shares in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Average shares outstanding - basic	43,227	42,915	43,240	42,605
Dilutive effect of stock options and restricted stock	--	547	--	541
Average shares outstanding - diluted	43,227	43,462	43,240	43,146

The Company excluded the anti-dilutive effect of 1,275,000 and 1,398,000 shares associated with stock-based compensation awards from the calculation of average shares outstanding - diluted for the three and six months ended June 30, 2008, respectively. The exclusion of these shares is a result of two factors:

1) As a result of the Company recording a loss from continuing operations for the three and six months ended June 30, 2008, the dilutive effect of approximately 907,000 and 827,000 stock options and restricted shares, respectively, have been excluded from the calculation of average shares outstanding - diluted; and 2) The amount of dilution attributable to stock options, determined by the treasury stock method, depends on the average market price of the Company's common stock for each period. For the three and six months ended June 30, 2008, stock options to purchase 368,000 and 571,000 shares, respectively, were not included in the diluted EPS calculation, because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.

     For the three and six months ended June 30, 2007, stock options to purchase 404,000 and 397,000 shares, respectively, were not included in the diluted EPS calculation, because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.

The numerator for the calculation of basic EPS is Income (loss) from continuing operations, Income (loss) from discontinued operations, or Net income (loss), as appropriate, for all periods presented. The numerator for the calculation of diluted EPS is Income (loss) from continuing operations, Income (loss) from discontinued operations, or Net income (loss), as appropriate, plus an add back for interest expense and debt cost amortization, net of income tax effects, related to the convertible debt when applicable, for all periods presented. Stock warrants issued to IBSA and the effects of the 2.125% Convertible Senior Notes due 2027 were not included in the calculation of diluted EPS for the three and six months ended June 30, 2008 and 2007, because the results were anti-dilutive.

Share Repurchase Program

In April 2008, the Company's Board of Directors approved a share repurchase program of up to $150,000 of its Class A Common Stock, over a twenty-four month period. During the three months ended June 30, 2008, the Company repurchased 1,107,179 shares for an aggregate cost of $26,403, in open market purchases. As of June 30, 2008, the Company has up to $123,597 remaining under the repurchase program. The share repurchase program does not obligate the Company to repurchase any particular number of shares and the program may be suspended or discontinued at any time.

6.    Income Taxes

     The Company's effective tax rate for continuing operations is dependent on many factors including, but not limited to: a) the impact of enacted tax laws in jurisdictions in which the Company operates; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) the Company's ability to utilize various tax losses and credits.

     The tax provision (benefit) for continuing operations for the three months ended June 30, 2008 was a benefit of $1,560.

The tax provision (benefit) for continuing operations for the six months ended June 30, 2008 was a benefit of $4,177. The Company's financial results in the first quarter of 2008 include $37,000 of research and development expenses accrued by Alpharma Ireland in connection with its license agreement with IDEA AG (see Note 4), for which no tax benefits are expected to be recorded in 2008. Alpharma Ireland is a start-up operation for a product in development and the Company presently has no basis to conclude it is more likely than not that the related deferred tax asset will be realized.

     The Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. At December 31, 2007, the Company had recorded $11,817 in gross unrecognized tax benefits as a component of other non-current liabilities. During the six months ended June 30, 2008, the Company had no significant changes in its tax positions and the amount of interest and penalties accrued during the period was not material. At June 30, 2008 and December 31, 2007, the Company had $2,000 and $1,674, respectively, of accrued interest and penalties included within non-current liabilities.

7.    Inventories

     Inventories consist of the following:
	June 30,	December 31,
	2008	2007

Finished product	$82,372	$60,867
Work-in-process	23,001	21,348
Raw materials	12,275	10,920
	$117,648	$93,135

8.    Intangible Assets and Goodwill

     Intangible assets consist principally of licenses and products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. For the years ending December 31, the aggregate future annual amortization expense of intangibles assets is estimated to be:

Balance of 2008	$10,200
2009	18,500
2010	20,600
2011	22,700
2012	21,400
Thereafter	130,717
$224,117

     Intangible assets and accumulated amortization are summarized, as follows:

Net balance, December 31, 2007	$235,154

Additions (reductions), net	(961)
Amortization	(10,207)
Translation adjustment	131
Net balance, June 30, 2008	$224,117

Accumulated amortization, June 30, 2008	$184,788

The changes in the carrying amount of goodwill attributable to the Company's reportable segments for the six months ended June 30, 2008 are, as follows:
	Pharmaceuticals	AH	Total
Balance, December 31, 2007	$113,973	$1,134	$115,107
Additions	--	396	396
Translation adjustment	--	60	60
Balance, June 30, 2008	$113,973	$1,590	$115,563

9.    Debt

Short-Term Debt

During the second quarter of 2007, the Company entered into a revolving credit facility with Bank of America, N.A. that provided up to a maximum of $10,600 to certain of the Company's entities in The People's Republic of China (the "China Credit Facility"). During the fourth quarter of 2007, the Company amended the then-existing revolving credit facility with Bank of America, N.A. to provide up to a new maximum of $21,600.

At December 31, 2007, the Company had outstanding borrowings under the China Credit Facility of $10,570, including $4,792 related to the API business, which is classified as Current liabilities held for sale in the Consolidated Balance Sheet as of December 31, 2007.

On March 31, 2008, in connection with the sale of the API business, $4,990 of the then outstanding debt under the China Credit Facility was assumed by the purchaser of the API business, subject to a guarantee by the Company. The Company was released from this guarantee in April 2008 and the maximum loan amount under the China Credit Facility was reduced to $10,600. See Note 3. As of June 30, 2008, the Company's remaining outstanding borrowings under the China Credit Facility of $6,010 are classified within Short-term debt. The weighted average interest rate on these borrowings at June 30, 2008 was 6.43%.

Long-Term Debt

    In March 2007, the Company issued $300,000 of Convertible Senior Notes, due March 15, 2027 ("the Notes"), with interest payable semi-annually, in arrears, on March 15 and September 15, at a rate of 2.125% per annum. The Notes are unsecured obligations and rank subordinate to all future secured debt and to the indebtedness and other liabilities of the Company's subsidiaries. The Notes are convertible into shares of the Company's Class A Common Stock at an initial conversion rate of 30.6725 shares per $1,000 principal amount of the Notes, subject to adjustment. The conversion rate is based on an initial conversion price of $32.60 per share. The maximum number of shares a note-holder may receive as a result of such adjustments is 41.40. The Company may redeem the Notes at its option commencing on or after March 15, 2014. The holders have one-day put rights on March 15, 2014, 2017 and 2022, to require the Company to repurchase the Notes at 100% of the principal amount, plus accrued and unpaid interest. Beginning with the period commencing on March 20, 2014 and during any six-month interest period thereafter, the Company will pay contingent interest if the average trading price of the Notes is above a specified level. The net proceeds from the issuance were $292,772 and deferred loan costs in the amount of $7,228 are being amortized over seven years.

The fair value of the publicly-traded Convertible Senior Notes at June 30, 2008 is estimated at $286,011. This valuation is based on the average of the last trades during the quarter ended June 30, 2008. The sensitivity of the fair value of the Notes depends on external market factors, including the Company's underlying share price. Increases or decreases in the fair value of the Notes will not have a material impact on the Company's liquidity and capital resources.

     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. The amount currently available under this facility is $75,000. As of June 30, 2008 and December 31, 2007, there were no amounts outstanding under this facility.

The Senior Secured Credit Facility is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0.0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10-day period, there are no financial covenants. In the event that the Company was to breach the availability threshold, the Company would be subject to a minimum Fixed Charge Coverage Ratio of 1:1. The Company was in compliance with these covenants at June 30, 2008.

10.    Pension Plans and Postretirement Benefits

U.S.

     The U.S. pension plan was frozen effective December 31, 2006.

The net periodic benefit costs for the Company's pension plans and other postretirement plans are, as follows:
	Pension Benefits For the Three Months Ended June 30,		Postretirement Benefits For the Three Months Ended June 30,
	2008	2007	2008	2007
Service cost	$--	$--	$26	$32
Interest cost	753	713	104	104
Expected return on plan assets	(853)	(856)	--	--
Amortization of prior service cost (income)	1	2	(68)	(34)
Recognized net actuarial loss	4	3	67	79
Net periodic benefit cost (income)	$(95)	$(138)	$129	$181

	Pension Benefits For the Six Months Ended June 30,		Postretirement Benefits For the Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$--	$--	$51	$64
Interest cost	1,506	1,426	208	208
Expected return on plan assets	(1,706)	(1,712)	--	--
Amortization of prior service cost (income)	1	4	(68)	(68)
Recognized net actuarial loss	5	6	135	158
Net periodic benefit cost (income)	$(194)	$(276)	$326	$362

During the three and six months ended June 30, 2008, the Company contributed $210 and $623, respectively, to the U.S. pension plan. For the full year 2008, the Company expects to contribute approximately $950.

11. Stock-Based Compensation

Stock-based compensation consists primarily of stock options and restricted stock.

Stock Options

Stock options are granted to employees with exercise prices equal to the fair market value of the Company's stock at the dates of grant. Generally, stock options granted to employees vest in 25% increments each year and are fully vested four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The weighted average exercise price of options granted during the three and six months ended June 30, 2008 was $25.41 and $24.22, respectively.

Changes in stock options outstanding for the six months ended June 30, 2008, are summarized as follows:
Balance at December 31, 2007	1,388,893
Grants	849,024
Exercises	(49,573)
Forfeitures	(82,908)
Balance at June 30, 2008	2,105,436

The Company recognized $1,604 and $527 of stock-based compensation expense for stock options for the three months ended June 30, 2008 and 2007, respectively. The Company recognized $2,120 and $886 of stock-based compensation expense for stock options for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the total remaining unamortized compensation cost related to non-vested stock options outstanding was $11,693.

Restricted Stock and Restricted Stock Units

Compensation expense for restricted stock and restricted stock units (collectively, "restricted stock") is recorded based on the market value of the stock on the grant date. The fair value of restricted stock is recorded as deferred compensation (classified as additional paid in capital) at the time of grant, and amortized to expense over the requisite service period. The Company recognized $2,297 and $974 of stock-based compensation expense for restricted stock for the three months ended June 30, 2008 and 2007, respectively. The Company recognized $3,355 and $1,548 of stock-based compensation expense for restricted stock for the six months ended June 30, 2008 and 2007, respectively. Total unamortized deferred compensation related to restricted stock was $10,337 at June 30, 2008.

12. Contingent Liabilities and Litigation

     The Company is involved in various legal proceedings of a nature considered normal to its business. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with the following legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations or cash flows in the period in which the resolution occurs.

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

     In addition to the potential for personal injury damages to the approximately 152 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by two plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company, which verdict was upheld on appeal in May 2008 by the Supreme Court of Arkansas. In its ruling, the Supreme Court of Arkansas also overturned the trial court's decision to dismiss certain poultry company co-defendants from the case. While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $22,200 in 2006, $20,400 in 2007 and $9,879 in the first six months of 2008.

Brazilian Tax Claims

     The Company is the subject of tax claims by the Brazilian authorities relating to sales and import taxes which aggregate approximately $14,000. The claims relate to the operations of the Company's AH business in Brazil since 1999. The Company believes it has meritorious defenses and intends to continue to vigorously defend its position against these claims.

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

FLSA Class Action

     A purported class action lawsuit has been filed with the United States District Court in New Jersey. The complaint alleges that, among other things, (i) over 200 of the Company's U.S. based Pharmaceuticals sales representatives were denied overtime pay, in violation of state and federal labor laws, by being paid for forty hour weeks even though they worked in excess of fifty-five hours per week, and (ii) the Company violated federal record-keeping requirements. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability that would be material to the Company's financial position. The Company believes it has meritorious defenses and intends to vigorously defend its positions in this lawsuit. Numerous other pharmaceutical companies are defendants in similar lawsuits.

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

Other Litigation

     The Company and its subsidiaries are, from time-to-time, involved in other litigation arising out of the ordinary course of business. It is the view of management, after consultation with counsel, that the ultimate resolution of all other pending suits on an individual basis should not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13.   Comprehensive Income

     SFAS No. 130, "Reporting Comprehensive Income," requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) as of June 30, 2008, are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans."

     The components of comprehensive income and accumulated other comprehensive income include:
	Three Months Ended June 30,		Six Months Ended June 30,
Other Comprehensive Income:	2008	2007	2008	2007
Net Income	$(7,382)	$13,019	$163,730	$24,994
Change in Foreign Currency Translation	(2,532)	(579)	(65,102)	2,144
Change in unrealized gain on pension, net	37	4	37	136
	$(9,877)	$12,444	$98,665	$27,274

June 30,
2008
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$8,520
Prior service not yet recognized in cost	(26)
Actuarial loss not yet recognized in cost, net	(3,203)
$5,292

14.   Supplemental Data
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income (expense), net:
Interest income	$4,317	$4,823	$7,102	$6,448
Interest expense	(1,720)	(1,321)	(3,443)	(1,449)
Amortization of debt issuance costs	(311)	(310)	(621)	(391)
	$2,286	$3,192	$3,038	$4,608
Other income (expense), net:
Foreign exchange gains (losses), net	$459	$669	$315	$1,060
Other, net	51	(176)	2	(265)
	$510	$493	$317	$795

15.    Business Segment Information

     The Company's businesses are organized in two reportable segments, as follows:
Pharmaceuticals
Animal Health

     The operations of both segments are evaluated based on key financial metrics including revenue and operating income. Unallocated costs include corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to stock-based compensation and other long-term incentive compensation, as well as certain costs related to business development activities and the implementation of a company-wide enterprise resource planning system.
	Three Months Ended June 30,
	2008	2007	2008	2007
Revenues			Operating Income (loss)

Pharmaceuticals	$81,258	$42,561	$(5,103)	$3,064
Animal Health	85,653	90,535	10,986	17,229
Unallocated and eliminations	--	--	(11,095)	(13,417)
	$166,911	$133,096	$(5,212)	$6,876
	Six Months Ended June 30,
	2008	2007	2008	2007
Revenues			Operating Income (loss)

Pharmaceuticals (a)	$147,286	$77,064	$(54,215)	$947
Animal Health	177,117	174,353	27,964	34,354
Unallocated and eliminations	--	--	(21,240)	(24,013)
	$324,403	$251,417	$(47,491)	$11,288

(a) Operating income (loss) in 2008 includes $37,000 in accrued research and development expenses related to the achievement of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel in March 2008.

  2
0

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions of dollars, except per share data)

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

On February 6, 2008, we entered into a definitive agreement to sell our Active Pharmaceutical Ingredients ("API") business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395.0 million. The transaction included the sale of manufacturing facilities in: Copenhagen, Denmark; Oslo, Norway; Budapest, Hungary; and Taizhou, China. The API business employed approximately 700 people, substantially all of whom were transferred with the business. The API sale closing occurred on April 1, 2008, with the transaction effective as of the close of business March 31, 2008.

The financial statements have been presented for all periods to classify the API business as a discontinued operation. We have reclassified the December 31, 2007 assets and liabilities of API as held for sale in the Consolidated Balance Sheet presented in Item 1 of this Quarterly Report on Form 10-Q.

     In October 2007, our affiliate, Alpharma Ireland Limited, closed on an agreement with IDEA AG ("IDEA"), to license the exclusive U.S. rights to ketoprofen in TRANSFERSOME gel, a prescription topical NSAID in Phase III clinical development. See Note 4 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

     In September 2007, our affiliate, Alpharma Pharmaceuticals, closed on two license and distribution agreements with Institut Biochimique SA ("IBSA") to market two FDA approved products in the United States: the FLECTOR Patch and TIROSINT gel capsules. See Note 4 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued Operations

Effective March 31, 2008, we completed the sale of our API business and have classified the current year financial results, and reclassified the historical financial results of API, as results from discontinued operations. Reported financial results for API for the six months ended June 30, 2008 and 2007 are summarized below. Results in 2008 include the period from January 1, 2008 through March 31, 2008, the effective date of the transaction.

21 21

(amounts in millions)	Six Months Ended June 30,
	2008	2007

Total revenues	$42.9	$96.1

Operating income	$2.4	$22.7

Income from discontinued operations, net of income taxes	$0.7	$15.9

In the first quarter of 2008, we recorded an estimated net after-tax gain on the sale of the API business of $209.5 million. The final purchase price, and therefore the gain, is subject to adjustment based on the closing net cash balance and working capital of the business, as defined in the divestiture agreement. The estimated net after-tax gain for the three months ended June 30, 2008, includes a net loss of $6.5 million, principally related to adjustments to previously recorded gains on sales of discontinued operations. These adjustments are primarily attributable to foreign exchange and certain transaction-related costs and adjustments.

See Note 3 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Results of Continuing Operations - Three months ended June 30, 2008

     Total revenues increased 25.4% for the quarter ended June 30, 2008, compared to the same quarter of 2007. We reported a second quarter 2008 operating loss of $(5.2) million compared to $6.9 million of operating income in 2007. Diluted (loss) per share was $(0.02) for the three months ended June 30, 2008, compared to diluted earnings per share of $0.13 for the three months ended June 30, 2007.

The following summarizes revenues and operating income (loss) by segment:

Three Months Ended June 30,	Revenues			Operating Income (Loss)
	2008	2007	%	2008	2007	%
Pharmaceuticals	$81.3	$42.6	90.8%	$(5.1)	$3.1	N/M
Animal Health	85.6	90.5	(5.4)%	11.0	17.2	(36.0)%
Unallocated and Eliminations	--	--	--	(11.1)	(13.4)	17.2%
Total	$166.9	$133.1	25.4%	$(5.2)	$6.9	N/M

N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues ncreased $38.7 million, or 90.8%, to $81.3 million in the second quarter of 2008, compared to $42.6 million in the second quarter of 2007. The revenue growth was principally attributable to the January 2008 launch of the FLECTOR Patch. Second quarter 2008 FLECTOR Patch revenues totaled $37.7 million, primarily reflecting second quarter prescription demand, as well as additional stocking of the distribution channel. The remainder,

21 22

$1.0 million, of the year-over-year increase in Pharmaceutical revenues relates to sales of KADIAN Capsules which was primarily attributable to increased prescription demand.

     AH revenues decreased $4.9 million, or 5.4%, to $85.6 million in the second quarter of 2008, compared to $90.5 million in the second quarter of 2007. Translation of revenues into U.S. dollars increased AH revenues by approximately $2.8 million compared to the second quarter of 2007. Excluding the year-over-year effects of currency, AH revenues decreased 8.5% versus the prior year. Second quarter Animal Health revenues reflect the adverse effects that significantly rising commodity costs are having on our customers. This resulted in decreased demand for our U.S. livestock products in the second quarter of 2008. This decline in U.S. livestock product revenues was partially offset by increased international market sales in the European, Asian and Latin American regions.

Gross Profit:

     On a consolidated basis, gross profit in the second quarter of 2008 increased $25.1 million compared to the second quarter of 2007. As a percentage of revenue, overall gross profit margin was 64.7% in the second quarter of 2008, versus 62.2% in the second quarter of 2007. The year-over-year increase in gross profit margin is attributable to the higher revenue growth from our higher gross margin Pharmaceuticals business.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses in the second quarter of 2008 increased $35.5 million, compared to the second quarter of 2007. As a percentage of revenues, SG&A expense increased to 57.5% in the second quarter of 2008, from 45.5% in the second quarter of 2007. The increase principally relates to the sales force expansion and other investments required in our Pharmaceuticals business to support the January 2008 launch of the FLECTOR Patch and the growing business.

     Research and development expenses increased $0.8 million in the second quarter of 2008 compared to 2007. As a percentage of revenue, R&D expense decreased to 10.2% in the second quarter of 2008 versus 12.3% in the second quarter of 2007, primarily due to increased sales in the second quarter of 2008 versus the same period of 2007.

     Asset impairments and other (income) expense amounted to $1.0 of income million in the second quarter of 2007, and consisted of facility exit cost adjustments and asset sales related to previously closed AH facilities.

21 23

Operating Income:

     Operating income ("OI") decreased $12.1 million in the second quarter of 2008 as compared to the second quarter of 2007. The change in operating income is summarized, as follows:
	Pharmaceuticals	AH	Corporate/ Unallocated	Total
2007 as reported	$3.1	$17.2	$(13.4)	$6.9
Research and development	0.2	(1.0)	--	(0.8)
(Increase)/decrease in SG&A	(36.9)	(0.9)	2.3	(35.5)
Facility exit cost adjustments and asset sales in 2007	--	(1.0)	--	(1.0)
Net OI increase (decrease) due to volume, price, new products, costs, and foreign exchange	28.5	(3.3)	--	25.2
2008 as reported	$(5.1)	$11.0	$(11.1)	$(5.2)

Interest income (expense), net:

An analysis of the components of interest income and interest expense is, as follows:
	Three Months Ended June 30,
	2008	2007

Interest income	$4.3	$4.8
Interest expense	(1.7)	(1.3)
Amortization of debt issuance costs	(0.3)	(0.3)
	$2.3	$3.2

Interest income:

Interest income for the quarter ended June 30, 2008 decreased by $0.5 million as compared to the three months ended June 30, 2007, due to lower interest rates on cash investments, partially offset by higher cash and cash equivalent balances on hand.

Interest expense:

Interest expense increased by $0.4 million for the quarter ended June 30, 2008, as compared to the second quarter of 2007, primarily attributable to interest on outstanding borrowings under our China Credit facility in the second quarter of 2008. See Note 9 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

21 24

Other income (expense), net:

     A detail of Other income (expense), net follows:
	Three Months Ended June 30,
	2008	2007

Foreign exchange gains (losses), net	$0.4	$0.7
Other, net	0.1	(0.2)
	$0.5	$0.5

Tax Provision

  Our effective tax rate ("ETR") is dependent on many factors including: a) the impact of enacted tax laws in jurisdictions in which we operate; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) our ability to utilize various tax losses and credits.

  The tax provision (benefit) for continuing operations for the three months ended June 30, 2008 was a benefit of $1.6 million on a pre-tax loss of $2.4 million.

Results of Continuing Operations - Six months ended June 30, 2008

     Total revenues increased 29.0% for the first six months of 2008 compared to the same period of 2007. We reported an operating loss of $47.5 million for the first six months of 2008, compared to $11.3 million of operating income in 2007. Diluted loss per share was $0.92 for the six months ended June 30, 2008, compared to diluted earnings per share of $0.21 for the six months ended June 30, 2007. Results for the six months ended June 30, 2008 include $37.0 million of research and development expense associated with the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel.

The following summarizes revenues and operating income (loss) by segment:

Six Months Ended June 30,	Revenues			Operating Income (Loss)
	2008	2007	%	2008	2007	%
Pharmaceuticals	$147.3	$77.1	91.1%	$(54.2)	$1.0	N/M
Animal Health	177.1	174.3	1.6%	27.9	34.4	(18.9)%
Unallocated and Eliminations	--	--	--	(21.2)	(24.1)	12.0%
Total	$324.4	$251.4	29.0%	$(47.5)	$11.3	N/M
N/M - Not meaningful

Revenues:

     Pharmaceuticals revenues increased $70.2 million, or 91.1%, to $147.3 million in the first six months of 2008, compared to $77.1 million in the first six months of 2007. The revenue growth was principally attributable to the January 2008 launch of the FLECTOR Patch. FLECTOR Patch revenues totaled $62.0 million for the first six months of 2008. The remainder, $8.2 million, of the year-over-year increase in Pharmaceutical revenues relates to sales of KADIAN Capsules driven by higher year-over-year pricing and increased volumes.

     AH revenues increased $2.8 million, or 1.6%, to $177.1 million in the first six months of 2008, compared to $174.3 million in the first six months of 2007. Translation of revenue into U.S. dollars increased AH revenue by approximately $5.1 million compared to the first six months of 2007. Excluding the year-over-year effects of currency, AH revenue decreased 1.3% versus the prior year. The decrease in revenue primarily reflects lower year-over-year sales in the U.S. livestock markets, partially offset by increased international market sales in the European, Asian and Latin American regions.

Gross Profit:

     On a consolidated basis, gross profit in the first six months of 2008 increased $51.9 million compared to the first six months of 2007. As a percentage of revenue, overall gross profit margin was 63.9% in the first six months of 2008, versus 61.7% in the first six months of 2007. The year-over-year increase in gross profit margin is attributable to the higher revenue growth from our higher gross margin Pharmaceuticals business.

Operating Expenses:

     On a consolidated basis, selling, general and administrative ("SG&A") expenses in the first six months of 2008 increased $70.6 million, compared to the first six months of 2007. As a percentage of revenues, SG&A expense increased to 57.4% in the first six months of 2008, from 46.0% in the comparable period of 2007. The increase principally relates to the sales force expansion and other investments required in our Pharmaceuticals business to support the January 2008 launch of the FLECTOR Patch and the growing business.

     Research and development expenses increased $37.1 million in the first six months of 2008 compared to 2007, due to the $37.0 million of research and development expense in the Pharmaceuticals business associated with the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel. Excluding the $37.0 million in progress milestones, R&D expense was 9.6% of revenues in the first six months of 2008, compared to 12.4% for the first six months of 2007. The decline in R&D expense as a percentage of revenues reflects increased revenues in the first six months of 2008, versus the same period of 2007.

     Asset impairments and other (income) expense amounted to $3.1 million of income in the first half of 2007, and consisted of facility exit cost adjustments and asset sales related to previously closed AH facilities.

Operating Income:

     Operating income ("OI") decreased $58.8 million in the first six months of 2008 as compared to 2007. The change in operating income is summarized, as follows:
	Pharmaceuticals	AH	Corporate/ Unallocated	Total
2007 as reported	$1.0	$34.4	$(24.1)	$11.3
Research and development:
- Progress milestones to IDEA AG	(37.0)	--	--	(37.0)
- Other research and development	1.6	(1.7)	--	(0.1)
(Increase)/decrease in SG&A	(71.9)	(1.5)	2.8	(70.6)
Facility exit cost adjustments and asset sales in 2007	--	(3.1)	--	(3.1)
Net OI increase (decrease) due to volume, price, new products, costs, and foreign exchange	52.2	(0.2)	--	52.0
2008 as reported	$(54.1)	$27.9	$(21.3)	$(47.5)

Interest income (expense), net:

An analysis of the components of interest income and interest expense is, as follows:
	Six Months Ended June 30,
	2008	2007

Interest income	$7.1	$6.4
Interest expense	(3.5)	(1.4)
Amortization of debt issuance costs	(0.6)	(0.4)
	$3.0	$4.6

Interest income:

Interest income for the six months ended June 30, 2008 increased by $0.7 million as compared to the six months ended June 30, 2007, primarily due to higher average cash and cash equivalent balances on hand, partially offset by lower interest rates on cash investments.

Interest expense:

Interest expense and amortization of debt issuance costs increased by $2.3 million for the first six months of 2008, as compared to the first six months of 2007, primarily attributable to a full six months of interest expense in 2008 related to the convertible debt issued in March 2007, and six months of interest on outstanding borrowings under our China Credit facility initiated in the second quarter of 2007. See Note 9 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net:

     A detail of Other income (expense), net follows:
	Six Months Ended June 30,
	2008	2007

Foreign exchange gains (losses), net	$0.3	$1.1
Other, net	--	(0.3)
	$0.3	$0.8

Tax Provision:

  Our effective tax rate ("ETR") is dependent on many factors including: a) the impact of enacted tax laws in jurisdictions in which we operate; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) our ability to utilize various tax losses and credits.

  The tax provision (benefit) for continuing operations for the six months ended June 30, 2008 was a benefit of $4.2 million on a pre-tax loss of $44.2 million. Our six months ended June 30, 2008 results include $37.0 million of research and development expenses accrued by our Irish subsidiary for the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel. We are recording a deferred tax asset for the future potential tax benefits associated with these research and development expenses and we are recording a corresponding valuation allowance for this deferred tax asset, as our Irish subsidiary is a start-up operation for a product in development, and we presently have no basis to conclude it is more likely than not that this deferred tax asset will be realized.

Liquidity and Capital Resources

At June 30, 2008, we had $606.8 million in cash and cash equivalents. Cash and cash equivalents include institutional money market funds and bank time deposits. All investments are highly liquid and, therefore, available to us on a daily basis. Our cash and cash equivalents are available for, but not limited to, business development opportunities, our previously announced share repurchase program, as well as for general corporate purposes. Interest income earned on cash investments was $7.1 million for the six months ended June 30, 2008.

     Our total outstanding debt at June 30, 2008, was $306.0 million, consisting primarily of $300 million of Convertible Senior Notes, due March 2027. Interest expense, including amortization of debt issue costs, for the six months ended June 30, 2008, was $4.1 million.

    Including our discontinued operations, cash used in operating activities for the six months ended June 30, 2008 was $36.0 million, compared to $35.3 million of cash provided by operations for the first six months of 2007. Cash used in operating activities during the first six months of 2008 includes the $37.0 of progress milestone payments related to the clinical advancement of ketoprofen in TRANSFERSOME gel. During the first six months of 2008, we made net cash tax payments of $3.7 million compared to net cash tax payments of $0.1 million during the six months of 2007.

Cash flows provided by (used in) investing activities for the six months ended June 30, 2008 and 2007 were $368.4 and $(31.1), respectively. Cash flows provided by investing activities include $384.5 million of proceeds from the sale of the API business. Cash flows provided by

(used in) investing activities included capital expenditures of $16.1 and $20.3 in the first six months of 2008 and 2007, respectively.

     Cash flows (used in) provided by financing activities for the six months ended June 30, 2008 and 2007 were $(29.1) million and $300.5 million, respectively. Cash flows used in financing activities for the six months ended June 30, 2008 include $26.4 million used to repurchase 1,107,179 shares of our common stock in open market purchases. During the period from July 1, 2008 through July 29, 2008, we purchased an additional 1,416,500 shares of our common stock for $33.1 million. Cash flows from financing activities for the six months ended June 30, 2007 include the net proceeds of $292.8 million from the issuance of our $300 million Convertible Senior Notes.

     Working capital at June 30, 2008 was $657.2 million compared to $377.3 million at December 31, 2007. Working capital is defined as current assets less current liabilities. The increase in working capital is primarily related to the $384.5 million we received from the purchaser of our API business on April 1, 2008, partially offset by our milestone payments and share repurchases.

Stockholders' equity at June 30, 2008 was $813.4 million compared to $731.1 million at December 31, 2007. The increase in Stockholders' equity at June 30, 2008 resulted primarily from the recognition of the gain on the sale of the API divestiture, partially offset by the net loss from continuing operations for the first six months of 2008. At June 30, 2008, Accumulated Other Comprehensive Income decreased $65.0 million, to $5.3 million, from $70.3 million at December 31, 2007, due primarily to the portion of cumulative translation adjustment that was attributable to the API divestiture.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Quantitative and Qualitative Disclosure - This information is included in Item 7a of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and that such information is accumulated and communicated to the Company's President and Chief Executive Officer ("CEO") and Executive Vice President and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding disclosure. The disclosure controls and procedures involve participation by various individuals in the Company having access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

     The Company's CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of June 30, 2008. Based on this evaluation, they concluded that the Company's disclosure controls and procedures were effective as of June 30, 2008.

(b) Changes in Internal Control over Financial Reporting

     On April 1, 2008, the Company closed on the sale of its Active Pharmaceutical Ingredients business with the transaction effective as of the close of business on March 31, 2008. In connection with the closing, the Company partitioned API from its enterprise resource planning ("ERP") and certain other information systems. There have been no other changes in the Company's internal control over financial reporting during the three-months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

----------

Statements made in this Form 10-Q, are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Information on other important potential risks and uncertainties not discussed herein may be found in the Company's filings with the SEC including its Annual Report on Form 10-K for the year ended December 31, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 12 to the Company's Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q for a discussion of material developments in the Company's legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, see also the factors discussed in Part I, Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The risks discussed in the Annual Report on Form 10-K could materially affect the Company's business, financial condition and future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may materially and adversely affect the Company's business, financial condition or operating results. There have been no material changes in the Company's risk factors as set forth in its Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

This table provides certain information with respect to the Company's purchases of shares of its common stock during the second fiscal quarter of 2008:

Issuer Purchases of Equity Securities(a) (dollar amounts in thousands, except amounts per share):
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(b)
April 1, 2008, through April 30, 2008	--	N/A	--	$--
May 1, 2008, through May 31, 2008	20,000	$25.69	20,000	--
June 1, 2008, through June 30, 2008	1,087,179	$23.79	1,087,179	--
Total	1,107,179	$23.83	1,107,179	$123,597

(a)

On April 14, 2008, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $150 million of the Company's common stock. According to the program, share repurchases take place on the open market from time-to-time based on market conditions. The repurchase program began in May 2008 and has a maximum duration of twenty-four months. Any shares acquired will be available for general corporate purposes.

(b)	Net of commissions paid to the Company's agent.

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of the Company voted on four items at the Annual Meeting of Stockholders held on May 8, 2008:
1.	Election of six directors to the Company's Board of Directors, each to hold office until the 2009 Annual Meeting
2.	Approval of the amendment and restatement of the Alpharma Inc. 2003 Omnibus Incentive Compensation Plan to, among other things, increase the total number of shares available for issuance
3.	Approval of the amendment and restatement of the Alpharma Inc. Employee Stock Purchase Plan to, among other things, increase the total number of shares available for issuance
4.	Ratification of the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the 2008 fiscal year

The nominees for director were elected based upon the following votes:
Nominee	Votes For	Votes Withheld
Finn Berg Jacobsen	33,455,815	5,192,250
Peter W. Ladell	31,393,043	7,255,022
Dean J. Mitchell	33,517,965	5,130,100
Ramon M. Perez	31,330,437	7,317,627
Peter G. Tombros	30,404,432	8,243,633
David C. U'Prichard	21,516,051	17,132,014

The proposal relating to the amendment and restatement of the Alpharma Inc. 2003 Omnibus Incentive Compensation Plan received the following votes:
Votes for approval	33,562,199
Votes against	2,698,359
Abstentions	18,164
Broker non-votes	2,369,343

The proposal relating to the approval of the amendment and restatement of the Alpharma Inc. Employee Stock Purchase Plan received the following votes:
Votes for approval	35,590,740
Votes against	628,982
Abstentions	59,000
Broker non-votes	2,369,343

The proposal to ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the 2008 fiscal year received the following votes:
Votes for approval	38,622,322
Votes against	17,040
Abstentions	8,703
Broker non-votes	0

Item 6. Exhibits

31.1 Certification by the Chief Executive Officer under Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by the Chief Financial Officer under Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc. (Registrant)

Date: July 30, 2008	/s/ Jeffrey S. Campbell Jeffrey S. Campbell Executive Vice President and Chief Financial Officer
Date: July 30, 2008	/s/ Donald I. Buzinkai Donald I. Buzinkai Vice President, Controller and Principal Accounting Officer