Form 10-Q
period 2008-09-30
ALPHARMA INC
filed 2008-10-29
CIK 730469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008	Commission file number 1-8593
Alpharma Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2095212

(State of Incorporation)	(I.R.S. Employer Identification No.)
440 Route 22 East, Bridgewater NJ 08807
(Address of principal executive offices) (Zip Code)
(908) 566-3800
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of October 26, 2008:
Class A Common Stock, $0.20 par value — 41,882,585 shares

ALPHARMA INC.
INDEX

Page No.
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	33

Item 4. Controls and Procedures	33

PART II OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34-35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	36

Signatures	37
EX-10.1.G: LETTER AMENDMENT AMENDING THE AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
EX-10.98: EXECUTIVE CHANGE IN CONTROL PLAN, AMENDED AND RESTATED
EX-10.99: DEVELOPMENT AND LICENSE AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands of dollars, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$571,024	$309,690
Accounts receivable, net	98,618	93,225
Inventories	122,339	93,135
Prepaid expenses and other current assets	30,831	20,807
Current assets held for sale	—	67,030

Total current assets	822,812	583,887

Property, plant & equipment, net	140,649	139,968
Intangible assets, net	219,048	235,154
Goodwill	115,565	115,107
Other assets and deferred charges	55,613	60,248
Non-current assets held for sale	—	161,986

Total assets	$1,353,687	$1,296,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$5,142	$5,778
Accounts payable	62,468	46,211
Accrued expenses	103,177	101,103
Accrued and deferred income taxes	12,485	12,182
Current liabilities held for sale	—	41,286

Total current liabilities	183,272	206,560

Long-term debt	300,000	300,000
Deferred income taxes	55,443	19,353
Other non-current liabilities	30,422	22,699
Non-current liabilities held for sale	—	16,611

Total non-current liabilities	385,865	358,663

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Class A common stock, $0.20 par value (authorized 75,000,000; issued 44,792,095 and 41,839,601 outstanding)	8,958	8,824
Class B common stock, $0.20 par value (authorized 15,000,000; issued 11,872,897)	2,375	2,375
Preferred stock, $1 par value (authorized 500,000)	—	—
Additional paid in capital	1,150,745	1,130,918
Retained earnings (accumulated deficit)	1,580	(166,270)
Accumulated other comprehensive income	(2,151)	70,321
Treasury stock, at cost	(376,957)	(315,041)

Total stockholders’ equity	784,550	731,127

Total liabilities and stockholders’ equity	$1,353,687	$1,296,350

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands of dollars, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues	$175,698	$133,182	$500,101	$384,599
Cost of sales (*Excludes certain product amortization classified in SG&A expenses)	63,119	51,506	180,375	147,680

Gross profit	112,579	81,676	319,726	236,919
Selling, general and administrative (SG&A) expenses	89,341	54,903	275,691	170,656
Research and development	13,494	14,581	81,782	45,873
Asset impairments and other (income) expense	—	(309)	—	(3,399)

Operating income (loss)	9,744	12,501	(37,747)	23,789
Interest income (expense), net	2,714	2,978	5,752	7,586
Other income (expense), net	(1,150)	221	(833)	1,016

Income (loss) from continuing operations, before income taxes	11,308	15,700	(32,828)	32,391
Provision for income taxes	7,188	10,430	3,011	17,997

Income (loss) from continuing operations	4,120	5,270	(35,839)	14,394
Income from discontinued operations, net of taxes	—	9,783	203,689	25,653

Net income	$4,120	$15,053	$167,850	$40,047

Basic earnings per common share:
Income (loss) from continuing operations	$0.10	$0.12	$(0.84)	$0.34
Income from discontinued operations	—	$0.23	$4.79	$0.60

Net income	$0.10	$0.35	$3.95	$0.94

Diluted earnings per common share:
Income (loss) from continuing operations	$0.10	$0.12	$(0.84)	$0.33
Income from discontinued operations	—	$0.22	$4.79	$0.59

Net income	$0.10	$0.34	$3.95	$0.92

* Cost of sales excludes certain product amortization classified within SG&A expenses, as follows: $4,631 and $3,942 for the three months ended September 30, 2008 and 2007, respectively; and $13,926 and $11,877 for the nine months ended September 30, 2008 and 2007, respectively.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities:
Net income	$167,850	$40,047
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sale of discontinued operations	(202,979)	—
Depreciation and amortization	30,426	37,746
Amortization of loan costs	932	700
Amortization of stock-based compensation	7,962	4,126
Other non-cash items	645	2,069
Changes in assets and liabilities:
(Increase) in accounts receivable	(2,250)	(11,338)
(Increase) in inventories	(31,614)	(16,905)
Decrease (increase) in prepaid expenses	632	(1,384)
(Decrease) in accounts payable and accrued expenses	(2,409)	(5,050)
Increase in taxes payable	3,515	6,126
Other, net	(8,978)	9,887

Net cash provided by (used in) operating activities	(36,267)	66,024

Investing Activities:
Capital expenditures	(18,583)	(41,793)
Purchased intangible assets	—	(969)
Proceeds from sale of business	384,500	—
Licensing activities	—	(100,305)
Acquisition activities	—	(6,883)

Net cash provided by (used in) investing activities	365,917	(149,950)

Financing Activities:
Proceeds from issuance of convertible senior notes	—	292,772
Repayments of short-term debt	(1,483)	—
Payment of debt assigned in sale of business	(4,990)	—
Proceeds from issuance of short-term debt	—	6,389
Proceeds from issuance of common stock	11,999	4,887
Payments for purchases of treasury shares	(61,917)	—
(Decrease) increase in book overdraft	(2,721)	1,037

Net cash provided by (used in) financing activities	(59,112)	305,085

Net cash flows from exchange rate changes	(2,337)	(1,569)

Increase in cash	268,201	219,590
Cash and cash equivalents at beginning of year	302,823	113,163

Cash and cash equivalents at end of period	$571,024	$332,753

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,859	$4,578

Cash paid (refunded) for taxes	$4,710	$(2,669)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ALPHARMA INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of dollars, except per share data)
(Unaudited)
1. General
     These interim unaudited consolidated financial statements have been prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) and its instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the audited consolidated financial statements and related notes, which appear in the Alpharma Inc. (“Alpharma” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of Alpharma management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included. All significant intercompany transactions have been eliminated in consolidation. Where appropriate, certain prior year amounts have been reclassified to conform to the current presentation.
     The Consolidated Balance Sheets and Consolidated Statements of Operations have been presented for all periods to classify the Active Pharmaceutical Ingredients (“API”) business as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). See Note 3. Consistent with SFAS No. 95, “Statement of Cash Flows,” the Consolidated Statements of Cash Flows have not been reclassified for activities of the discontinued operations.
2. Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions, with rights to dividends or dividend equivalents, are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in FASB Statement No. 128, “Earnings per Share.” Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. In contrast, the right to receive dividends or dividend equivalents that the holder will forfeit if the award does not vest does not constitute a participation right. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data). Early adoption of EITF 03-6-1 is prohibited. The Company will adopt EITF 03-6-1 as of January 1, 2009, and does not currently believe that the adoption will have a material impact on its consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective November 17, 2008. The Company anticipates that the adoption of SFAS 162, as of the effective date, will not have a material impact on its consolidated financial statements.

     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued on or after January 1, 2009, with retrospective application. Early adoption is not permitted.
     Upon adoption of FSP APB 14-1, the Company’s accounting for its $300,000 Convertible Senior Notes (the “Notes”) will be impacted. The Company is currently evaluating the potential impact; but estimates that implementation would result in an approximate $80,000 reduction in its March 15, 2007 Notes balance outstanding, with a corresponding increase in equity. The Company also estimates that upon adoption, the retrospective application of the position will result in increased interest expense of approximately $10,000 for the year ending December 31, 2008. The Company will adopt FSP APB 14-1 as of January 1, 2009.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and the disclosure requirements under FASB Statement No. 142, “Goodwill and Other Intangibles.” FSP 142-3 requires that an entity consider its historical experience in renewing or extending similar arrangements in determining the useful life of a recognized intangible asset. Determining the useful life of a recognized intangible asset under FSP 142-3 applies prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP 142-3 will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of FSP 142-3 is prohibited. The Company will adopt FSP 142-3 as of January 1, 2009, and anticipates that such adoption will not have a material impact on its financial statements.
     In April 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative and hedging activities. Under SFAS 161, the Company will be required to provide enhanced disclosures about: how and why an entity uses derivative instruments; how derivative instruments and related hedging items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued on or after January 1, 2009, and early adoption is permitted. The Company will adopt SFAS 161 as of January 1, 2009 and anticipates that such adoption will not have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Early adoption of SFAS 141(R) is not permitted. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS 141(R) as of January 1, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements, and eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for financial statements issued on or after January 1, 2009, however applications of SFAS 160’s disclosure and presentation requirements are retroactive. The Company will adopt SFAS 160 as of January 1, 2009. The Company is currently assessing the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.
     In December 2007, the SEC issued Staff Accounting Bulletin No. 110, which provides interpretative guidance regarding the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment.” Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company has concluded that its historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term due to the significant structural changes in its business. Therefore, the Company will continue to use the “simplified” method in developing its estimate of the expected term of “plain vanilla” share options.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 was effective January 1, 2008. The Company has evaluated SFAS 159 and has chosen to disclose and not record the fair value of its financial liability for its $300,000 Convertible Senior Notes (see Note 9).
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value under GAAP and will be applied to existing accounting and disclosure requirements in GAAP that are based on fair value. SFAS 157 does not require any new fair value measurements. SFAS 157 emphasizes a “market-based” as opposed to an “entity-specific” measurement perspective, establishes a hierarchy of fair value measurement methods and expands disclosure requirements about fair value measurements including methods and assumptions and the impact on earnings. With respect to financial assets and liabilities, the Company is using the SFAS 157 framework in its disclosure regarding the fair value of its Convertible Senior Notes (see Note 9). With respect to non-financial assets and liabilities, the Company is evaluating the potential impact of SFAS 157, the effective date of which is for fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 for non-financial assets and liabilities as of January 1, 2009.
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

     The Company recorded an estimated gain of $202,979 on the sale of the business through the nine month period ended September 30, 2008, net of estimated taxes of $36,268. The final purchase price, and therefore the gain, is subject to adjustment based on the closing net cash balance and working capital of the business, as defined in the divestiture agreement. There was no adjustment to the gain recorded during the three month period ended September 30, 2008.
     The following table details selected financial information for discontinued operations:

	Nine Months Ended
	September 30,
	2008	2007
Total revenues	$42,902	$138,701
Operating income	$2,430	$29,920

Income from discontinued operations, before income taxes	$1,186	$29,232
Provision for income taxes	476	3,579

Income from discontinued operations, net of income taxes	710	25,653
Gain on sales of discontinued operations, net of taxes	202,979	—

Income from discontinued operations, net of taxes	$203,689	$25,653

     The assets and liabilities of API, reflected as held for sale as of December 31, 2007, are as follows:

Cash and cash equivalents	$(6,867)
Accounts receivable, net	39,406
Inventories	32,828
Prepaid expenses and other current assets	1,663

Total current assets held for sale	67,030

Property, plant & equipment, net	143,636
Goodwill and intangibles, net	17,604
Other non-current assets	746

Total non-current assets	161,986

Total assets held for sale	$229,016

Short-term debt	$5,255
Accounts payable	11,692
Accrued expenses and other current liabilities	24,339

Total current liabilities held for sale	41,286

Non-current liabilities	16,611

Total liabilities held for sale	$57,897

     The gross $395,000 price for the sale of the API business is based on a cash and debt free transaction. This amount is subject to adjustment based upon certain liabilities assumed by the purchaser and based on the closing date net cash balance and closing date working capital of the business. In addition, the purchaser assumed the outstanding portion, $4,990 at March 31, 2008, of the Company’s outstanding debt in China related to the API business, subject to a guarantee by the Company. On April 3, 2008, the Company remitted $4,990 to an affiliate of the purchaser and was released from the guarantee on the debt in China.
     On March 31, 2008, prior to the closing, the Company advanced $5,000 of the estimated cash overdraft position of the API business to an affiliated entity of the Company acquired by the purchaser. This amount is repayable, plus accrued interest, upon the final reconciliation of the closing net cash balance and working capital, in accordance with the terms of the divestiture agreement. This reconciliation and repayment is expected to occur in the fourth quarter of 2008.
4. License and Collaboration Agreements
IDEA AG (“IDEA”)
     In October 2007, the Company’s affiliate, Alpharma Ireland Limited (“Alpharma Ireland”), entered into an agreement with IDEA, a privately held biopharmaceutical company with headquarters in Munich, Germany. The agreement provides the Company with an exclusive license to the United States rights to ketoprofen in TRANSFERSOME gel (TRANSFERSOME is a registered trademark of IDEA AG Corporation and licensed to Alpharma Ireland), a prescription topical non-steroidal anti-inflammatory drug (“NSAID”) in Phase 3 clinical development. In March 2008, this agreement was amended to provide the Company with certain joint ownership interests in certain development and regulatory assets.
     The terms of the license agreement between Alpharma Ireland and IDEA include a $60,000 payment that was made in connection with the October 2007 closing. The terms of the license agreement also include three milestone payments, as follows: 1) a clinical milestone payment of $18,500 related to the achievement of certain safety results; 2) a regulatory milestone payment of $18,500 related to the satisfaction of either: a) (i) written acceptance by the U.S. Food & Drug Administration (the “FDA”) of certain protocol assessment(s) of the protocols for the clinical study or (ii) mutual agreement by the Company and IDEA for protocols for the clinical study(ies) and such protocols being submitted to an institutional review board to initiate such clinical studies; or (b) on or after a certain date, the Company and IDEA mutually agreeing on the clinical study protocols, based on the belief that such protocols will be accepted by the FDA under certain protocol assessments; and 3) an intellectual property progress milestone payment of $40,000 related to the issuance of a United States patent meeting certain contractually-specified conditions. Collectively, these “progress milestone payments” total $77,000 and are expected to be paid over the first 18 months of the license agreement. An additional milestone payment of either $45,000 or $65,000 is conditioned on FDA product approval (with the higher amount dependent upon the achievement of a specified end point in one of the clinical trials).
     Under the terms of the license agreement, IDEA has agreed to pay the costs of specified studies it is undertaking to obtain FDA approval of ketoprofen in TRANSFERSOME gel.
     The terms of the agreement also include the issuance of two series of stock warrants to IDEA for the purchase of shares of the Company’s Class A Common Stock. Both series vest only upon FDA approval of the product in the United States. The amount and pricing of the Phase 3 Milestone (“Series A”) warrants are tied to positive Phase 3 results, and the Form of Approval (“Series B”) warrants are tied to FDA approval. The strike price for the Series A warrants will be determined by applying a 50% premium to the 30 day average stock price immediately preceding the announcement of positive Phase 3 results; with a minimum exercise price per share of $22.50. The strike price for the Series B warrants will be determined by applying a 25% premium to the 30 day average stock price immediately following the FDA approval date, with a minimum exercise price per share of $18.75. For both the Series A and B warrants, the number of shares eligible to be purchased under the warrants will be determined by dividing $50,000 for each series by the respective strike price for each series. Upon vesting at the time of FDA approval, both series of warrants have a term of approximately five years, with a limit of ten years from the date of entering into the agreement. The fair value of these warrants will be recognized upon FDA approval. The warrants are adjustable in the event of a reorganization, combination or certain other fundamental changes.
     The license agreement includes commitments requiring the Company to spend pre-determined minimum amounts for the commercialization of the product (including selling, marketing and medical educational expenses) during the first four years following the product’s launch.
     The agreement also requires the future payment of royalties based on annual net sales applied to a tiered structure. The Company’s royalty payments to IDEA will be calculated starting at 5% of annual net sales of the product up to a maximum royalty rate of 24%, based upon contractually agreed annual net sales levels.
     The license agreement expires upon the later of the expiration of all U.S. patent rights licensed by IDEA to Alpharma Ireland or 2029.
     In connection with the closing in October 2007, Alpharma Ireland paid $60,000 to IDEA in the fourth quarter of 2007, which was recorded as research and development expense, and the Company issued both series of stock warrants. In addition, during the third and fourth quarters of 2007, the Company recorded approximately $2,300 in transaction-related costs. In March 2008, the Company recorded $37,000 in research and development expense related to IDEA’s achievement of the clinical and regulatory milestones. The $37,000 was paid to IDEA in April 2008.
Institut Biochimique SA (“IBSA”)
     In September 2007, the Company’s affiliate, Alpharma Pharmaceuticals LLC (“Alpharma Pharmaceuticals”), closed on two license and distribution agreements (the “IBSA License and Distribution Agreements”) with IBSA, a privately-owned, global pharmaceutical company headquartered in Lugano, Switzerland. The agreements have a ten-year term, with automatic renewal options, and provide the Company with the exclusive license and distribution rights to market: 1) the FLECTOR Patch (FLECTOR is a registered trademark of IBSA and licensed to Alpharma Pharmaceuticals); and 2) TIROSINT (synthetic levothyroxine sodium) gel capsules (TIROSINT is a registered trademark of IBSA and licensed to Alpharma Pharmaceuticals), in the United States. The FLECTOR Patch, which was approved in the U.S. by the FDA in January 2007, delivers the anti-inflammatory and analgesic effects of diclofenac epolamine through a patent-protected topical patch, and is indicated for the topical treatment of acute pain due to minor strains, sprains, and contusions. TIROSINT gel capsules were approved in the United States by the FDA in October 2006 and are indicated for thyroid hormone replacement therapy.
     The terms of the IBSA License and Distribution Agreements provided for a total of $100,000 in upfront payments upon closing. The Company paid IBSA $5,000 of this amount during the second quarter of 2007 and the remaining $95,000 at closing, in September 2007. In addition, on October 3, 2007, in accordance with the terms of the FLECTOR Patch agreement, the Company issued to IBSA a warrant for the purchase of up to one million shares of the Company’s Class A Common Stock. This stock warrant was issued with a $35 strike price and a three-year term, through August 16, 2010.
     Under the terms of the IBSA License and Distribution Agreements for TIROSINT gel capsules, as amended, the Company has undertaken to launch the TIROSINT gel capsules and based on discussions with IBSA, estimates launching during the second half of 2009.

     Commercial supply of the FLECTOR Patch is provided by IBSA, at contractually determined prices, through a manufacturing agreement IBSA has with a Japanese supplier. It is expected that IBSA will supply TIROSINT gel capsules, at contractually-determined prices, from its own manufacturing facility.
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
     See Note 17 for a description of the Company’s development and license agreement with DURECT Corporation.
5. Earnings Per Share
     Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share reflect the dilutive effect of stock options, stock warrants and convertible debt, when appropriate.
     A reconciliation of weighted average shares outstanding from basic to diluted is, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Shares in thousands)	2008	2007	2008	2007
Average shares outstanding — basic	41,127	43,103	42,531	42,772
Dilutive effect of stock options and restricted stock	1,048	574	—	559

Average shares outstanding — diluted	42,175	43,677	42,531	43,331

     The Company excluded the anti-dilutive effect of 154,000 and 1,138,000 shares associated with stock-based compensation awards from the calculation of average shares outstanding — diluted for the three and nine months ended September 30, 2008, respectively. The exclusion of these shares is a result of two factors:
     1) As a result of the Company recording a loss from continuing operations for the nine months ended September 30, 2008, the dilutive effect of approximately 901,000 stock options and restricted shares have been excluded from the calculation of average shares outstanding — diluted; and 2) The amount of dilution attributable to stock options, as determined by the treasury stock method, depends on the average market price of the Company’s common stock for each period. For the three and nine months ended September 30, 2008, stock options to purchase 154,000 and 237,000 shares, respectively, were not included in the diluted EPS calculation, because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.
     For the three and nine months ended September 30, 2007, stock options to purchase 710,000 and 379,000 shares, respectively, were not included in the diluted EPS calculation, because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.
     The numerator for the calculation of basic and diluted EPS is Income (loss) from continuing operations, Income from discontinued operations, or Net income, as appropriate, for all periods presented. Stock warrants issued to IBSA and the effects of the 2.125% Convertible Senior Notes due 2027 were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2008 and 2007, because the results were anti-dilutive.
Share Repurchase Program
     In April 2008, the Company’s Board of Directors approved a share repurchase program of up to $150,000 of its Class A Common Stock, over a twenty-four month period. During the three and nine months ended September 30, 2008, the Company repurchased 1,516,657 and 2,623,836, shares, respectively, for an aggregate cost of $35,514 and $61,917, respectively, in open market purchases. As of September 30, 2008, the Company has up to $88,083 remaining under the repurchase program. The share repurchase program does not obligate the Company to repurchase any particular number of shares and the program may be suspended or discontinued at any time.
6. Income Taxes
     The Company’s effective tax rate for continuing operations is dependent on many factors including, but not limited to: a) the impact of enacted tax laws in jurisdictions in which the Company operates; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) the Company’s ability to utilize various tax losses and credits.
     The tax provision for continuing operations for the three and nine months ended September 30, 2008 was $7,188 and $3,011, respectively. The Company’s financial results in the first quarter of 2008 include $37,000 of research and development expenses accrued by Alpharma Ireland in connection with its license agreement with IDEA AG (see Note 4), for which no tax benefits are expected to be recorded in 2008. Alpharma Ireland is a start-up operation for products in development and the Company presently has no basis to conclude it is more likely than not that the related deferred tax asset will be realized.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. At December 31, 2007, the Company had recorded $11,817 in gross unrecognized tax benefits as a component of other non-current liabilities. During the nine months ended September 30, 2008, the Company had no significant changes in its tax positions and accrued $278 of interest. At September 30, 2008 and December 31, 2007, the Company had $2,069 and $1,674, respectively, of accrued interest and penalties included within non-current liabilities.

7. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Finished product	$86,905	$60,867
Work-in-process	22,082	21,348
Raw materials	13,352	10,920

	$122,339	$93,135

8. Intangible Assets and Goodwill
     Intangible assets consist principally of licenses and products rights, including regulatory and/or marketing approvals by relevant government authorities. All intangible assets are subject to amortization. For the following years ending December 31, the aggregate future annual amortization expense of intangibles assets is estimated to be:

Balance of 2008	$5,100
2009	20,500
2010	18,900
2011	21,700
2012	21,300
Thereafter	131,548

$219,048

     Intangible assets and accumulated amortization are summarized, as follows:

Net balance, December 31, 2007	$235,154
Additions (reductions), net	(961)
Amortization	(15,278)
Translation adjustment	133

Net balance, September 30, 2008	$219,048

Accumulated amortization, September 30, 2008	$189,859

     The changes in the carrying amount of goodwill attributable to the Company’s reportable segments for the nine months ended September 30, 2008 are, as follows:

	Pharmaceuticals	AH	Total
Balance, December 31, 2007	$113,973	$1,134	$115,107
Additions	—	396	396
Translation adjustment	—	62	62

Balance, September 30, 2008	$113,973	$1,592	$115,565

9. Debt
Short-Term Debt
     During the second quarter of 2007, the Company entered into a revolving credit facility with Bank of America, N.A. that provided up to a maximum of $10,600 to certain of the Company’s entities in The People’s Republic of China (the “China Credit Facility”). During the fourth quarter of 2007, the Company amended the then-existing revolving credit facility with Bank of America, N.A. to provide up to a new maximum of $21,600.
     At December 31, 2007, the Company had outstanding borrowings under the China Credit Facility of $10,570, including $4,792 related to the API business, which is classified as Current liabilities held for sale in the Consolidated Balance Sheet as of December 31, 2007.
     On March 31, 2008, in connection with the sale of the API business, $4,990 of the then outstanding debt under the China Credit Facility was assumed by the purchaser of the API business, subject to a guarantee by the Company. The Company was released from this guarantee in April 2008 and the maximum loan amount under the China Credit Facility was reduced to $10,600. See Note 3. As of September 30, 2008, the Company’s remaining outstanding borrowings under the China Credit Facility of $5,142 are classified within Short-term debt. The weighted average interest rate on these borrowings at September 30, 2008 was 6.50%.
Long-Term Debt
     In March 2007, the Company issued $300,000 of Convertible Senior Notes, due March 15, 2027 (“the Notes”), with interest payable semi-annually, in arrears, on March 15 and September 15, at a rate of 2.125% per annum. The Notes are unsecured obligations and rank subordinate to all future secured debt and to the indebtedness and other liabilities of the Company’s subsidiaries. The Notes are convertible into shares of the Company’s Class A common stock at an initial conversion rate of 30.6725 shares per $1,000 principal amount of the Notes. The conversion rate of the Notes is based on an initial conversion price of approximately $32.60 per share, and is subject to adjustment in certain circumstances, including for the following events: (a) issued dividends or distributions on shares of the Company’s common stock payable in shares; (b) subdivision, combination or reclassification of shares of the Company’s common stock; and (c) certain distributions to all or substantially all shareholders of the Company’s common stock. The conversion rate will be adjusted accordingly for the full impact of each of the above events on the Company’s shares of common stock outstanding.
     In addition, the conversion rate of the Notes is also subject to adjustment upon the direct or indirect sale of all or substantially all of the Company’s assets or more than 50% of the outstanding shares of the Company’s common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Notes include a make-whole provision that will adjust the conversion rate by a predetermined number of additional shares of the Company’s common stock, up to a maximum of 10.73 shares, per $1,000 principal amount of Notes, that considers: (1) the effective date of the Fundamental Change; and (2) the Company’s common stock market price as of the effective date. The maximum number of shares a note-holder may receive as a result of these adjustments is 41.4025 shares per $1,000 of principal amount of the Notes.
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

     The fair value of the publicly-traded Convertible Senior Notes at September 30, 2008 is estimated at $376,000. This valuation is based on the average of the trades closest to the quarter ended September 30, 2008. The sensitivity of the fair value of the Notes depends on external market factors, including the Company’s underlying share price. Increases or decreases in the fair value of the Notes will not have a material impact on the Company’s liquidity and capital resources.
     On October 26, 2005, the Company entered into a five-year, Senior Secured Credit Facility with Bank of America N.A. The total amount available under this facility is $75,000, limited by certain factors, including amounts contingently liable under open standby letters of credit. At September 30, 2008 and December 31, 2007, the Company had open standby letters of credit, issued by its banks in favor of third parties, totaling $10,483 and $5,886, respectively.
     The Senior Secured Credit Facility is secured by the accounts receivable, inventory and certain fixed assets of the U.S. subsidiaries of the Company. The amount that is available to the Company to be borrowed is determined monthly based upon the calculation of a Borrowing Base. The interest rate that the Company would pay on outstanding amounts is based upon a spread over LIBOR or Base Rate. The spread ranges between 1.25% to 2.00% over LIBOR and 0.0% to 0.50% over the Base Rate. The determination of the spread is based upon the amount of availability under the facility with a lower spread payable based upon greater availability. As long as the Company does not have average availability less than $15,000 over a consecutive 10-day period, there are no financial covenants. There were no financial covenants as the Company’s average availability was not less than $15,000 during the three months ended September 30, 2008.
10. Pension Plans and Postretirement Benefits
U.S.
     The U.S. pension plan was frozen effective December 31, 2006.
     The net periodic benefit costs for the Company’s pension plans and other postretirement plans are, as follows:

			Postretirement
	Pension Benefits		Benefits
	For the Three Months		For the Three Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$26	$32
Interest cost	753	713	103	104
Expected return on plan assets	(853)	(856)	—	—
Amortization of prior service cost (income)	4	2	—	(34)
Recognized net actuarial loss	(4)	3	—	79

Net periodic benefit cost (income)	$(100)	$(138)	$129	$181

			Postretirement
	Pension Benefits		Benefits
	For the Nine Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Service cost	$—	$—	$77	$96
Interest cost	2,259	2,139	311	312
Expected return on plan assets	(2,559)	(2,568)	—	—
Amortization of prior service cost (income)	5	6	(68)	(102)
Recognized net actuarial loss	1	9	135	237

Net periodic benefit cost (income)	$(294)	$(414)	$455	$543

     During the three and nine months ended September 30, 2008, the Company contributed $188 and $811, respectively, to the U.S. pension plan. The Company does not expect to make any additional contributions to the U. S. pension plan in 2008.
11. Stock-Based Compensation
     Stock-based compensation consists primarily of stock options and restricted stock.
Stock Options
     Stock options are granted to employees with exercise prices equal to the fair market value (closing price) of the Company’s stock at the dates of grant. Generally, stock options granted to employees vest in 25% increments each year, are fully vested four years from the grant date and have a term of 10 years. The Company recognizes stock-based compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The weighted average exercise price of options granted during the three and nine months ended September 30, 2008 was $27.24 and $24.39, respectively.
     Changes in stock options outstanding for the nine months ended September 30, 2008, are summarized as follows:

Balance at December 31, 2007	1,388,893
Grants	901,894
Exercises	(282,808)
Forfeitures	(128,816)

Balance at September 30, 2008	1,879,163

     The Company recognized $1,089 and $384 of stock-based compensation expense for stock options for the three months ended September 30, 2008 and 2007, respectively. The Company recognized $3,208 and $1,270 of stock-based compensation expense for stock options for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total remaining unamortized compensation cost related to non-vested stock options outstanding was $11,465.
Restricted Stock and Restricted Stock Units
     Compensation expense for restricted stock and restricted stock units (collectively, “restricted stock”) is recorded based on the market value of the stock on the grant date. The fair value of restricted stock is recorded as deferred compensation (classified as additional paid in capital) at the time of grant, and amortized to expense over the requisite service period. The Company recognized $1,398 and $895 of stock-based compensation expense for restricted stock for the three months ended September 30, 2008 and 2007, respectively. The Company recognized $4,754 and $2,443 of stock-based compensation expense for restricted stock for the nine months ended September 30, 2008 and 2007, respectively. Total unamortized deferred compensation related to restricted stock was $10,688 at September 30, 2008.

12. Contingent Liabilities, Litigation and Legal Proceedings
     The Company is involved in various legal proceedings of a nature considered normal to its business. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with the following legal proceedings will not have a material adverse effect on the Company’s financial position, but could be material to the results of operations or cash flows in the period in which the resolution occurs.
     The Company accrues for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.
Chicken Litter Litigation
     The Company is one of multiple defendants that have been named in several lawsuits that allege that one of its Animal Health (“AH”) products causes chickens to produce manure that contains an arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and causes a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). The Company has provided notice to its insurance carriers and its primary insurance carriers have responded by accepting their obligations to defend or pay the Company’s defense costs, subject to reservation of rights to later reject coverage for these lawsuits. In addition, one of the Company’s carriers has filed a Declaratory Judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to the Company among the Company’s several insurance carriers and, to the extent the Company does not have full insurance coverage, to the Company. In addition, this Declaratory Judgment action requests that the Court rule that certain of the carrier’s policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies. Furthermore, the Company’s insurance carriers may take the position that some, or all, of the applicable insurance policies contain certain provisions that could limit coverage for future product liability claims arising in connection with such AH product sold on and after December 16, 2003.
     In addition to the potential for personal injury damages to the approximately 155 plaintiffs, the plaintiffs are asking for punitive damages and requesting that the Company be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by three plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of the Company. The plaintiffs appealed the verdict, challenging certain pretrial expert rulings; however, in May 2008, the Supreme Court of Arkansas denied plaintiffs’ challenges. In its ruling, the Supreme Court of Arkansas also overturned the trial court’s granting of summary judgment that had the effect of dismissing certain poultry company co-defendants from the case. The re-trial of the first case against the poultry company co-defendants is scheduled for April 2009, and subsequent cases are expected to be tried against both the poultry companies and the Company together. While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $22,200 in 2006, $20,400 in 2007 and $14,700 in the first nine months of 2008.
Brazilian Tax Claims
     The Company has been the subject of tax claims by the Brazilian authorities relating to sales and import taxes with respect to the operations of the Company’s AH business in Brazil since 1999, and certain disallowed expense deductions, which aggregated approximately $14,800. On August 25, 2008, the Joint Chambers of the Sao Paulo State Taxpayers Council rendered its non-appealable decision canceling the largest of such fines levied against the Company, in the amount of approximately $14,000. The remaining claims are not material in the aggregate to the Company’s financial position, and the Company believes it has meritorious defenses and intends to continue to vigorously defend its position against these remaining claims.

FLSA Class Action
     A purported class action lawsuit has been filed with the United States District Court in New Jersey. The complaint alleges that, among other things, (i) over 200 of the Company’s U.S. based Pharmaceuticals sales representatives were denied overtime pay, in violation of state and federal labor laws, by being paid for forty hour weeks even though they worked in excess of fifty-five hours per week, and (ii) the Company violated federal record-keeping requirements. Based upon the facts as presently known, the Company does not believe that it is likely that the class action will result in liability that would be material to the Company’s financial position. The Company believes it has meritorious defenses and intends to vigorously defend its positions in this lawsuit. Numerous other pharmaceutical companies are defendants in similar lawsuits.
Average Wholesale Price Litigation
     The Company, and in certain instances, Alpharma Pharmaceuticals, are defendants in various lawsuits in state, city and county courts, based upon allegations that fraudulent Average Wholesale Prices (“AWP”) were reported primarily in connection with KADIAN capsules for varying numbers of years under governmental Medicaid reimbursement programs. The plaintiffs in these cases include state government entities that made Medicaid payments for the drug at issue based on AWP. These lawsuits vary with respect to the particular causes of action and relief sought. The relief sought in these lawsuits includes statutory causes of action including civil penalties and treble damages, common law causes of action, and declaratory and injunctive relief, including, in certain lawsuits, disgorgement of profits. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.
Shareholder Litigations
New Jersey Actions:
     In August and September of 2008, five purported class action lawsuits were filed in New Jersey against the Company and its directors by alleged shareholders of the Company. Each of the five complaints alleges that the Company’s directors breached their fiduciary duties in connection with the tender offer by Albert Acquisition Corp. (“Albert”), a Delaware corporation and wholly owned subsidiary of King Pharmaceuticals, Inc. (“King”), to purchase all outstanding Class A common stock of the Company (the “Offer”), including by adopting and maintaining the Company’s Rights Agreement, dated as of September 1, 2008 (the “Rights Agreement”), and seeks declaratory, injunctive and other relief. In October 2008, the Court issued an Order consolidating the five lawsuits into one action, and appointing lead plaintiff and lead plaintiff’s counsel. The Company and its directors anticipate that plaintiffs will file a consolidated amended complaint, and the Company and its directors have no obligation to answer or otherwise respond to the current complaints in the meantime.
Delaware Actions:
     In September 2008, King and Albert filed a lawsuit in Delaware against the Company and its directors. The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the Offer by adopting and maintaining the Rights Agreement and seeks declaratory, injunctive and other relief. In October 2008, the Court approved a stipulation among the parties extending the deadline for the Company and its directors to respond to the complaint until mid November 2008.

     Also in September 2008, a purported class action lawsuit was filed in Delaware against the Company and its directors by an alleged shareholder of the Company. The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the Offer, including by adopting and maintaining the Rights Agreement, and seeks injunctive and other relief. In October 2008, the Company and its directors filed a motion to dismiss or, in the alternative, stay the action. The Court has not yet set a briefing schedule.
     The Company and its directors believe that the claims made in each of the seven foregoing lawsuits are without merit and they intend to defend vigorously against these lawsuits.
DOJ Information Request / Investigation
     On February 28, 2007, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) requesting certain documents in connection with its investigation into various marketing practices with respect to KADIAN capsules (KADIAN is a registered trademark of Alpharma Pharmaceuticals), an extended-release formulation of morphine sulfate. The Company has learned that the DOJ has requested an interview with at least one former Company employee, and has subpoenaed records from several physicians who performed research on KADIAN and/or wrote articles about KADIAN. The Company has also learned that the government has subpoenaed records from at least two third-party vendors who were retained to provide services relating to clinical studies of KADIAN. The DOJ has also asked the Company to provide documents relating to post-approval studies of KADIAN that were submitted to the FDA. The Company and its subsidiary, Alpharma Pharmaceuticals, have responded and are continuing to respond to this subpoena and additional information requests and are fully cooperating with the DOJ. At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome.
Other Commercial Disputes and Litigation
     Any further responsibilities for substantially all of the material contingent liabilities related to the Company’s divestiture of its human generic pharmaceutical business in 2005 and its API business in 2008 have been transferred to the respective purchasers of such businesses (Actavis Group hf or entities owned by Actavis, in the case of the generics business, and certain affiliates of 3i, in the case of the API business) subject to certain representations or warranties made by the Company to such purchasers as part of the transactions to the extent such representations and warranties were incorrect. The Company has retained certain specified liabilities that it believes are not material to the Company and it is possible that the Company may be held responsible for certain liabilities of the Generics business and the API business that were transferred to the respective purchasers in the event such purchasers fail or are unable to satisfy such liabilities.
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
Guarantees
     The Company provides guarantees to certain European governments for value-added tax. At September 30, 2008 and December 31, 2007, guarantees totaled $3,334 and $2,649, respectively.
13. Shareholder Rights Agreement
     On September 1, 2008, the Company entered into a Rights Agreement dated as of September 1, 2008, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”). On September 1, 2008, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of Class A Common Stock of the Company.
     Each Right entitles the registered holder, at any time after (i) the tenth day after the first date of a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of Class A Common Stock or (ii) the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) after the date of commencement of, or the first public announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Class A Common Stock, to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock (the “Series B Preferred Stock”) of the Company at a price of $65.00 per one-thousandth of a share of Series B Preferred Stock (as the same may be adjusted pursuant to the Rights Agreement, the “Purchase Price”).
     In the event that an Acquiring Person has acquired beneficial ownership of 15% or more of the outstanding shares of Class A Common Stock, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right and payment of the Purchase Price, that number of shares of Class A Common Stock having a market value of two times the Purchase Price. In the event that, after a person or group has become an Acquiring Person, the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a Right (other than Rights beneficially owned by an Acquiring Person which will have become void) will thereafter have the right to receive, upon the exercise thereof at the then-current exercise price of the Right, that number of shares of common stock of the person with whom the Company has engaged in the foregoing transaction (or its parent), which number of shares at the time of such transaction will have a market value of two times the Purchase Price. At any time after any person or group becomes an Acquiring Person and prior to the acquisition by such person or group of 50% or more of the outstanding shares of Class A Common Stock or the occurrence of an event described in the prior sentence, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such person or group which will have become void), in whole or in part, at an exchange ratio of one share of Class A Common Stock, or a fractional share of Series B Preferred Stock (or of a share of a similar class or series of the Company’s preferred stock having similar rights, preferences and privileges) of equivalent value, per Right (subject to adjustment).
      On September 23, 2008, the Company’s Board of Directors passed a resolution delaying the distribution date of the Rights as a result of King Pharmaceuticals, Inc.’s unsolicited tender offer for the Company’s Class A Common Stock until such later date (prior to a person or group becoming an Acquiring Person) as the Board of Directors may determine in the future by resolution.
     The Rights will expire on September 1, 2009, unless the Rights are earlier redeemed or exchanged by the Company or the Rights Agreement is amended or terminated.
     The foregoing summary description of the Rights Agreement is qualified in its entirety by reference to the Rights Agreement filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the SEC on September 5, 2008.
14. Comprehensive Income
     SFAS No. 130, “Reporting Comprehensive Income,” requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders’ equity, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income (Loss) as of September 30, 2008, are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans.”

     The components of comprehensive income and accumulated other comprehensive income include:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other Comprehensive Income:
Net Income	$4,120	$15,053	$167,850	$40,047
Change in Foreign Currency Translation	(7,443)	5,201	(72,545)	7,345
Change in unrealized gain on pension, net	36	68	73	204

	$(3,287)	$20,322	$95,378	$47,596

September 30,
2008
Accumulated Other Comprehensive Income:
Cumulative translation adjustment	$1,077
Prior service not yet recognized in cost	(22)
Actuarial loss not yet recognized in cost, net	(3,206)

$(2,151)

15. Supplemental Data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income (expense), net:
Interest income	$4,699	$4,927	$11,801	$11,375
Interest expense	(1,675)	(1,639)	(5,118)	(3,087)
Amortization of debt issuance costs	(310)	(310)	(931)	(701)

	$2,714	$2,978	$5,752	$7,587

Other income (expense), net:
Foreign exchange gains (losses), net	$(941)	$299	$(626)	$1,359
Other, net	(209)	(78)	(207)	(343)

	$(1,150)	$221	$(833)	$1,016

16. Business Segment Information
     The Company’s businesses are organized in two reportable segments, as follows:
•	Pharmaceuticals

•	Animal Health
     The operations of both segments are evaluated based on key financial metrics including revenue and operating income. Unallocated costs include corporate expenses for administration, finance, legal and certain unallocated expenses primarily related to stock-based compensation and other long-term incentive compensation, as well as certain costs related to business development activities and the amortization of the company-wide enterprise resource planning system.

	Three Months Ended September 30,
	2008	2007	2008	2007
	Revenues		Operating Income (loss)
Pharmaceuticals	$82,057	$42,435	$9,106	$4,549
Animal Health	93,641	90,747	16,604	18,327
Unallocated and eliminations	—	—	(15,966)	(10,375)

	$175,698	$133,182	$9,744	$12,501

	Nine Months Ended September 30,
	2008	2007	2008	2007
	Revenues		Operating Income (loss)
Pharmaceuticals (a)	$229,343	$119,499	$(45,109)	$5,496
Animal Health	270,758	265,100	44,568	52,681
Unallocated and eliminations	—	—	(37,206)	(34,388)

	$500,101	$384,599	$(37,747)	$23,789

(a)	Operating income (loss) for the nine months ended September 30, 2008 includes $37,000 in research and development expenses related to the achievement of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel.
17. Subsequent Event
     On October 25, 2008, the Company’s affiliate, Alpharma Ireland, effected a development and license agreement (the “Agreement”) with DURECT Corporation (“DURECT”) whereby the Company was granted the exclusive worldwide rights to develop and commercialize an investigational transdermal bupivacaine patch currently under development for the treatment of pain associated with post-herpetic neuralgia. Under the terms of the Agreement, in connection with the closing of the transaction, Alpharma Ireland paid to DURECT an upfront license fee of $20,000, with additional payments to be made upon achievement of predefined development, regulatory and sales milestones, as well as royalties on future sales. The Company will control and fund the development program and the Agreement includes the right to use the trademark ELADUR™ in connection with the product candidate.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
(In millions of dollars, except per share data)
Overview
     We are a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. Our businesses are organized in two business segments: Pharmaceuticals and Animal Health (“AH”). We currently market two branded human pharmaceutical prescription products that are manufactured by third parties: an extended release morphine sulfate pain medication sold in the United States under the trademark KADIAN and a topical non-steroidal anti-inflammatory (“NSAID”) patch product marketed in the United States under the trademark FLECTOR. We manufacture and market animal health products, consisting primarily of medicated feed additives (“MFAs”) and water soluble therapeutics for production animals (principally, poultry, cattle and swine).
     On October 25, 2008, our affiliate, Alpharma Ireland Limited (“Alpharma Ireland”), effected a development and license agreement with DURECT Corporation (“DURECT”), for the exclusive worldwide rights to develop and commercialize an investigational transdermal bupivicaine patch, currently in Phase 2 clinical development, for the treatment of pain associated with post-herpetic neuralgia. Under the terms of the agreement, in connection with the closing of the transaction, Alpharma Ireland paid to DURECT an upfront license fee of $20.0 million. See Note 17 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
     On September 1, 2008, we adopted a Rights Agreement, granting one preferred stock purchase right for each outstanding share of our Class A Common Stock. Upon the acquisition by a person or group of beneficial ownership of 15% or more of our Class A Common Stock, each holder of a right (other than the rights beneficially owned by such acquiring person or group, which will have become void) is entitled, upon payment of a purchase price, to receive shares of our Class A Common Stock having a market value of two times the purchase price. See Note 13 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
     On August 22, 2008, King Pharmaceuticals, Inc. (“King”) publicly announced its offer to purchase all issued and outstanding shares of our Class A Common Stock for $33.00 per share. On September 11, 2008, King announced that it had increased its offer to $37.00 per share. On September 12, 2008, King, through its wholly-owned subsidiary, Albert Acquisition Corp. (“Purchaser”), launched an unsolicited tender offer for all issued and outstanding shares of our Class A Common Stock for $37.00 per share, subject to a number of terms and conditions described in the Tender Offer Statement on Schedule TO filed by Purchaser with the United States Securities and Exchange Commission (“SEC”) on September 12, 2008 (the “King Offer”). On September 26, 2008, we issued a press release announcing we had filed documents with the SEC in which our Board of Directors urged shareholders not to tender shares pursuant to the King Offer while we continue to pursue a previously announced process to explore all strategic alternatives to maximize shareholder value, including a possible sale of our Company to King or to another party. On October 13, 2008, King extended the King Offer through November 21, 2008. For additional information related to the tender offer and this process, refer to our Solicitation/Recommendation Statement on Schedule 14D-9, as amended, filed with the SEC.
     On February 6, 2008, we entered into a definitive agreement to sell our Active Pharmaceutical Ingredients (“API”) business to certain investment funds managed by 3i, a global private equity and venture capital company, for $395.0 million. The transaction included the sale of manufacturing facilities in: Copenhagen, Denmark; Oslo, Norway; Budapest, Hungary; and Taizhou, China. The API business employed approximately 700 people, substantially all of whom were transferred with the business. The API sale closing occurred on April 1, 2008, with the transaction effective as of the close of business March 31, 2008.

     The financial statements have been presented for all periods to classify the API business as a discontinued operation. We have reclassified the December 31, 2007 assets and liabilities of API as held for sale in the Consolidated Balance Sheet presented in Item 1 of this Quarterly Report on Form 10-Q.
Discontinued Operations
     Effective March 31, 2008, we completed the sale of our API business and have classified the current year financial results, and reclassified the historical financial results of API, as results from discontinued operations. Reported financial results for API for the nine months ended September 30, 2008 and 2007 are summarized below. Results in 2008 include the period from January 1, 2008 through March 31, 2008, the effective date of the transaction.

	Nine Months Ended
	September 30,
	2008	2007
Total revenues	$42.9	$138.7
Operating income	$2.4	$29.9
Income from discontinued operations, net of income taxes	$0.7	$25.7
     Through the first nine months of 2008, we recorded $203.0 million of gain on sales of discontinued operations, net of taxes. The final purchase price of the API divestiture, and therefore the gain, is subject to adjustment based on the closing net cash balance and working capital of the business, as defined in the divestiture agreement.
     See Note 3 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Results of Continuing Operations — Three months ended September 30, 2008
     Total revenues increased 31.9% to $175.7 million for the quarter ended September 30, 2008, compared to $133.2 million for the third quarter of 2007. We reported third quarter 2008 operating income of $9.7 million, compared to $12.5 million of operating income in 2007. Diluted earnings per share was $0.10 for the three months ended September 30, 2008, compared to diluted earnings per share of $0.12 for the three months ended September 30, 2007.
The following summarizes revenues and operating income (loss) by segment:

				Operating Income
	Revenues			(Loss)
Three Months Ended September 30,	2008	2007	%	2008	2007	%
Pharmaceuticals	$82.1	$42.4	93.6%	$9.1	$4.6	97.8%
Animal Health	93.6	90.8	3.1%	16.6	18.3	(9.3)%
Unallocated and Eliminations	—	—	—	(16.0)	(10.4)	(53.8)%

Total	$175.7	$133.2	31.9%	$9.7	$12.5	(22.4)%

Revenues:
     Pharmaceuticals revenues increased $39.7 million, or 93.6%, to $82.1 million in the third quarter of 2008, compared to $42.4 million in the third quarter of 2007. The revenue growth was primarily attributable to the January 2008 launch of the FLECTOR Patch. Third quarter 2008 FLECTOR Patch revenues totaled $30.9 million, reflecting third quarter prescription demand. The remainder, $8.8 million, of the year-over-year increase in Pharmaceutical revenues relates to sales of KADIAN Capsules which was primarily attributable to increased pricing and increased volumes due to prescription growth.
     AH revenues increased $2.8 million, or 3.1%, to $93.6 million in the third quarter of 2008, compared to $90.8 million in the third quarter of 2007. Translation of revenues into U.S. dollars increased AH revenues by approximately $1.2 million compared to the third quarter of 2007. Excluding the year-over-year effects of currency, AH revenues increased 1.8% versus the prior year, reflecting increased year-over-year sales in U.S. Poultry and Livestock markets, and in Asian markets, partially offset by declines in Latin American markets.
Gross Profit:
     On a consolidated basis, gross profit in the third quarter of 2008 increased $30.9 million compared to the third quarter of 2007. As a percentage of revenue, overall gross profit margin was 64.1% in the third quarter of 2008, versus 61.3% in the third quarter of 2007. The year-over-year increase in gross profit margin is attributable to the higher revenue growth from our higher gross margin Pharmaceuticals business.
Operating Expenses:
     On a consolidated basis, selling, general and administrative (“SG&A”) expenses in the third quarter of 2008 increased $34.4 million, compared to the third quarter of 2007 and include $4.2 million of costs associated with the King Offer. Excluding costs associated with the King Offer, SG&A expenses as a percentage of revenues increased to 48.4% in the third quarter of 2008, from 41.2% in the third quarter of 2007. The increase principally relates to the sales force expansion and other investments required in our Pharmaceuticals business to support the January 2008 launch of the FLECTOR Patch and the growing business.
     Research and development expenses in the third quarter of 2008 decreased to $13.5 million compared to $14.6 million in the third quarter of 2007, which included costs associated with the completion of the Phase 3 studies for EMBEDA capsules. As a percentage of revenue, R&D expense decreased to 7.7% in the third quarter of 2008 versus 11.0% in the third quarter of 2007, primarily due to increased sales in the third quarter of 2008 versus the same period of 2007.
     Asset impairments and other (income) expense amounted to $0.3 million of income in the third quarter of 2007 and consisted of facility exit cost adjustments and asset sales related to previously closed AH facilities.

Operating Income:
     Operating income (“OI”) decreased $2.8 million in the third quarter of 2008 as compared to the third quarter of 2007. The change in operating income is summarized, as follows:

			Corporate/
	Pharmaceuticals	AH	Unallocated	Total
2007 as reported	$4.6	$18.3	$(10.4)	$12.5
Research and development	0.8	0.3	—	1.1
Facility exit cost adjustments and asset sales in 2007	—	(0.3)	—	(0.3)
Favorable settlement of contract dispute in 2007	—	(2.7)	—	(2.7)
Expenses associated with King Offer	—	—	(4.2)	(4.2)
(Increase)/decrease in other SG&A	(26.8)	(0.5)	(1.4)	(28.7)
Net OI increase (decrease) due to volume, price, new products, costs, and foreign exchange	30.5	1.5	—	32.0

2008 as reported	$9.1	$16.6	$(16.0)	$9.7

Interest income (expense), net:
     An analysis of the components of interest income and interest expense is, as follows:

	Three Months Ended
	September 30,
	2008	2007
Interest income	$4.7	$5.0
Interest expense	(1.7)	(1.7)
Amortization of debt issuance costs	(0.3)	(0.3)

	$2.7	$3.0

Interest income:
     Interest income for the quarter ended September 30, 2008 decreased by $0.3 million as compared to the three months ended September 30, 2007, due to lower interest rates on cash investments, partially offset by higher cash and cash equivalent balances on hand.
Interest expense:
     Interest expense for the quarter ended September 30, 2008 remained consistent with the third quarter of 2007 as year-over-year debt levels were relatively unchanged and interest rates on outstanding debt are predominantly fixed. See Note 9 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net:
     A detail of Other income (expense), net follows:

	Three Months Ended
	September 30,
	2008	2007
Foreign exchange gains (losses), net	$(0.9)	$0.3
Other, net	(0.2)	(0.1)

	$(1.1)	$0.2

Tax Provision
     Our effective tax rate is dependent on many factors including: a) the impact of enacted tax laws in jurisdictions in which we operate; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) our ability to utilize various tax losses and credits.
     The tax provision for continuing operations for the three months ended September 30, 2008 was $7.2 million, representing an effective tax rate of 63.6% of pre-tax income of $11.3 million. The tax provision for the third quarter of 2007 was $10.4 million or 66.2% of pre-tax income of $15.7 million.
      The third quarter effective tax rate is based on full year projections and the rate percentage in excess of the statutory U.S. federal rate reflects, among other factors, permanent tax differences and increases in certain deferred tax asset valuation allowances.
Results of Continuing Operations — Nine months ended September 30, 2008
     Total revenues increased 30.0% to $500.1 million for the first nine months of 2008 compared to the same period of 2007. We reported an operating loss of $37.7 million for the first nine months of 2008, compared to $23.8 million of operating income in 2007. Diluted loss per share was $0.84 for the nine months ended September 30, 2008, compared to diluted earnings per share of $0.33 for the nine months ended September 30, 2007. Results for the nine months ended September 30, 2008 include $37.0 million of research and development expense in the Pharmaceutical business associated with the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel.
     The following summarizes revenues and operating income (loss) by segment:

	Revenues			Operating Income (Loss)
Nine Months Ended September 30,	2008	2007	%	2008	2007	%
Pharmaceuticals	$229.3	$119.5	91.9%	$(45.1)	$5.5	N/M
Animal Health	270.8	265.1	2.2%	44.6	52.7	(15.4)%
Unallocated and Eliminations	—	—	—	(37.2)	(34.4)	(8.1)%

Total	$500.1	$384.6	30.0%	$(37.7)	$23.8	N/M

N/M — Not meaningful

Revenues:
     Pharmaceuticals revenues increased $109.8 million, or 91.9%, to $229.3 million in the first nine months of 2008, compared to $119.5 million in the first nine months of 2007. The revenue growth was principally attributable to the January 2008 launch of the FLECTOR Patch. FLECTOR Patch revenues totaled $92.9 million for the first nine months of 2008. The remainder, $16.9 million, of the year-over-year increase in Pharmaceutical revenues relates to sales of KADIAN Capsules driven by higher year-over-year pricing and increased volumes due to prescription growth.
     AH revenues increased $5.7 million, or 2.2%, to $270.8 million in the first nine months of 2008, compared to $265.1 million in the first nine months of 2007. Translation of revenue into U.S. dollars increased AH revenue by approximately $6.3 million compared to the first nine months of 2007. Excluding the year-over-year effects of currency, AH revenue decreased slightly versus the prior year. The decrease in revenue primarily reflects lower year-over-year sales in the U.S. livestock markets, partially offset by increased U.S. Poultry revenues and increased sales in international markets.
Gross Profit:
     On a consolidated basis, gross profit in the first nine months of 2008 increased $82.8 million compared to the first nine months of 2007. As a percentage of revenue, overall gross profit margin was 63.9% in the first nine months of 2008, versus 61.6% in the first nine months of 2007. The year-over-year increase in gross profit margin is attributable to the higher revenue growth from our higher gross margin Pharmaceuticals business.
Operating Expenses:
     On a consolidated basis, SG&A expenses in the first nine months of 2008 increased $105.0 million, compared to the first nine months of 2007 and include $4.2 million of costs associated with the King Offer. Excluding these costs, SG&A as a percentage of revenues increased to 54.3% in the first nine months of 2008, from 44.4% in the comparable period of 2007. The increase principally relates to the sales force expansion and other investments required in our Pharmaceuticals business to support the January 2008 launch of the FLECTOR Patch and the growing business.
     Research and development expenses increased $35.9 million in the first nine months of 2008 compared to 2007, due to the $37.0 million of research and development expense in the Pharmaceuticals business associated with the achievement, in March 2008, of the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel. Excluding the $37.0 million in progress milestones, R&D expense was 9.0% of revenues in the first nine months of 2008, compared to 11.9% for the first nine months of 2007. The decline in R&D expense as a percentage of revenues primarily reflects increased revenues in the first nine months of 2008, versus the same period of 2007.
     Asset impairments and other (income) expense amounted to $3.4 million of income in the first nine months of 2007 and consisted of facility exit cost adjustments and asset sales related to previously closed AH facilities.

Operating Income:
     OI decreased $61.5 million in the first nine months of 2008 as compared to 2007. The change in operating income is summarized, as follows:

			Corporate/
	Pharmaceuticals	AH	Unallocated	Total
2007 as reported	$5.5	$52.7	$(34.4)	$23.8
Research and development:
- Progress milestones to IDEA AG	(37.0)	—	—	(37.0)
- Other research and development	2.5	(1.4)	—	1.1
Facility exit cost adjustments and asset sales in 2007	—	(3.4)	—	(3.4)
Favorable settlement of contract dispute in 2007	—	(2.7)	—	(2.7)
Expenses associated with King Offer	—	—	(4.2)	(4.2)
(Increase)/decrease in other SG&A	(98.6)	(2.0)	1.4	(99.2)
Net OI increase (decrease) due to volume, price, new products, costs, and foreign exchange	82.5	1.4	—	83.9

2008 as reported	$(45.1)	$44.6	$(37.2)	$(37.7)

Interest income (expense), net:
     An analysis of the components of interest income and interest expense is, as follows:

	Nine Months Ended
	September 30,
	2008	2007
Interest income	$11.8	$11.4
Interest expense	(5.1)	(3.1)
Amortization of debt issuance costs	(0.9)	(0.7)

	$5.8	$7.6

Interest income:
     Interest income for the nine months ended September 30, 2008 increased by $0.4 million as compared to the nine months ended September 30, 2007, primarily due to higher average cash and cash equivalent balances on hand, partially offset by lower interest rates on cash investments.
Interest expense:
     Interest expense and amortization of debt issuance costs increased by $2.2 million for the first nine months of 2008, as compared to the first nine months of 2007, primarily attributable to a full nine months of interest expense in 2008 related to the convertible debt issued in March

2007, and nine months of interest on outstanding borrowings on our debt in China, initiated in the second quarter of 2007. See Note 9 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net:
     A detail of Other income (expense), net follows:

	Nine Months Ended
	September 30,
	2008	2007
Foreign exchange gains (losses), net	$(0.6)	$1.4
Other, net	(0.2)	(0.4)

	$(0.8)	$1.0

Tax Provision:
     Our effective tax rate is dependent on many factors including: a) the impact of enacted tax laws in jurisdictions in which we operate; b) the amount of earnings by jurisdiction, due to varying tax rates in each country; and c) our ability to utilize various tax losses and credits.
     The tax provision for continuing operations for the nine months ended September 30, 2008 was a provision of $3.0 million on a pre-tax loss of $32.8 million. Our nine months ended September 30, 2008 results include $37.0 million of research and development expenses incurred by our Irish subsidiary for the first and second progress milestones related to the clinical advancement of ketoprofen in TRANSFERSOME gel. We are recording a deferred tax asset for the future potential tax benefits associated with these research and development expenses and we are recording a corresponding valuation allowance for this deferred tax asset, as our Irish subsidiary is a start-up operation for a product in development, and we presently have no basis to conclude it is more likely than not that this deferred tax asset will be realized.
     The tax provision for the nine months ended September 30, 2007 was $18.0 million on pre-tax income of $32.4 million.
Liquidity and Capital Resources
     At September 30, 2008, we had $571.0 million in cash and cash equivalents, with approximately $261.0 million of this balance located outside of the U.S. Cash and cash equivalents include institutional money market funds and bank time deposits. All investments are highly liquid and, therefore, available to us on a daily basis. Our cash and cash equivalents are available for, but not limited to, business development opportunities, our previously announced share repurchase program, as well as for general corporate purposes. Interest income earned on cash investments was $11.8 million for the nine months ended September 30, 2008.

     Our total outstanding debt at September 30, 2008, was $305.1 million, consisting primarily of $300 million of Convertible Senior Notes, due March 2027. Interest expense, including amortization of debt issue costs, for the nine months ended September 30, 2008 was $6.0 million.
     Including our discontinued operations, cash (used in) operating activities for the nine months ended September 30, 2008 was $(36.3) million, compared to $66.0 million of cash provided by operations for the first nine months of 2007. Cash used in operating activities during the first nine months of 2008 includes the $37.0 million of progress milestone payments related to the clinical advancement of ketoprofen in TRANSFERSOME gel. Cash used in the first nine months of 2008 also reflects investments in the Pharmaceuticals business to expand its sales force and in support of the launch of the FLECTOR Patch. Cash provided by operating activities in the nine months ended September 30, 2007 includes the operating cash flow generated by our API business. During the first nine months of 2008, we made net cash tax payments of $4.7 million compared to net cash tax refunds of $2.7 million during the first nine months of 2007.
     Cash flows provided by (used in) investing activities for the nine months ended September 30, 2008 and 2007 were $365.9 and $(150.0), respectively. Cash flows provided by investing activities in the first nine months of 2008 include $384.5 million of proceeds from the sale of the API business offset in part by capital expenditures of $18.6 million. Cash flows used in investing activities for the first nine months of 2007 included $100.0 of payments related to the IBSA license and distribution agreements and $41.8 million of capital expenditures.
     Cash flows provided by (used in) financing activities for the nine months ended September 30, 2008 and 2007 were $(59.1) million and $305.1 million, respectively. Cash flows used in financing activities for the nine months ended September 30, 2008 include $61.9 million used to repurchase 2,623,836 shares of our common stock in open market purchases. Cash flows provided by financing activities for the nine months ended September 30, 2007 include the net proceeds of $292.8 million from the issuance of our $300 million Convertible Senior Notes.
     Working capital at September 30, 2008 was $639.5 million compared to $377.3 million at December 31, 2007. Working capital is defined as current assets less current liabilities. The increase in working capital is primarily related to the $384.5 million we received from the purchaser of our API business on April 1, 2008, partially offset by our milestone payments and share repurchases.
     Stockholders’ equity at September 30, 2008 was $784.6 million compared to $731.1 million at December 31, 2007. The increase in Stockholders’ equity at September 30, 2008 resulted primarily from the recognition of the gain on the sale of the API divestiture, partially offset by the net loss from continuing operations for the first nine months of 2008. At September 30, 2008, Accumulated Other Comprehensive Income decreased $72.5 million, to $(2.2) million, from $70.3 million at December 31, 2007, due primarily to the portion of cumulative translation adjustment that was attributable to the API divestiture.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Quantitative and Qualitative Disclosure — This information is included in Item 7a of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     The Company has implemented and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to the Company’s President and Chief Executive Officer (“CEO”) and Executive Vice President and Chief Financial Officer (“CFO”) as appropriate to allow timely decisions regarding disclosure. The disclosure controls and procedures involve participation by various individuals in the Company having access to material information relating to the operations of the Company. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.
     The Company’s CEO and CFO completed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Rule 13a-15 as of September 30, 2008. Based on this evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
(b) Changes in Internal Control over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the three-months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.
***************
     Statements made in this Form 10-Q, are forward-looking statements made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The statements contained herein that are not historical facts are considered forward-looking statements under federal securities laws. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to them and involve certain risks and uncertainties and other factors that could cause actual results to differ materially from those in the forward-looking statements. The Company has no obligation to update such forward-looking statements. Information on other important potential risks and uncertainties not discussed herein may be found in the Company’s filings with the SEC including its Annual Report on Form 10-K for the year ended December 31, 2007. All forward-looking statements are qualified by these cautionary statements and are made only as of the date they are made.
Important Legal Information
     In connection with the tender offer commenced by King Pharmaceuticals, Inc. (“King”), the Company has filed with the SEC a Solicitation/Recommendation Statement on Schedule 14D-9.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 12 to the Company’s Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q for a discussion of material developments in the Company’s legal proceedings.
Item 1A. Risk Factors
The tender offer by King Pharmaceuticals may create a distraction for the Company’s management and uncertainty that may adversely affect the Company’s business.
     On September 12, 2008, King Pharmaceuticals, Inc. (“King”), through a wholly-owned subsidiary, launched an unsolicited tender offer for all issued and outstanding shares of the Company’s Class A Common Stock, subject to a number of terms and conditions contained in King’s tender offer documents. On September 26, 2008, the Company issued a press release announcing it had filed documents with the Securities and Exchange Commission in which the Company’s Board of Directors recommended that the Company’s shareholders reject the King offer and not tender shares to King pursuant to King’s offer while the Company continues to pursue a previously announced process to explore strategic alternatives to maximize shareholder value, including a possible sale of the Company to King or another party.
     There can be no assurance whether a transaction will occur with King or any other party, or at what price.
     The review and consideration of King’s tender offer (and any alternate proposals that may be made by other parties in connection with the Company’s review of strategic alternatives) have become and may continue to be a significant distraction for the Company’s management and employees and has required, and may continue to require, the expenditure of significant time and resources by the Company. While the Company has retention programs in place, King’s offer has created uncertainty for the Company’s employees and we believe this uncertainty has adversely affected the Company’s ability to hire new talent and may, in the future, adversely affect the Company’s ability to retain key employees and to hire new talent. In addition, stockholder litigation in connection with King’s unsolicited offer has resulted and may continue to result in significant costs of defense, indemnification and liability. These consequences, alone or in combination, may harm the Company’s business and have a material adverse effect on the Company’s results of operations.
The Company’s stock price has been volatile and may continue to fluctuate significantly.
     As a result of King’s unsolicited tender offer, and speculation concerning a potential sale of the Company, as well as the recent volatility in general market conditions, the market price of the Company’s common stock has been subject to significant fluctuations. The future trading price of the Company’s common stock is likely to be volatile and could be subject to wide price fluctuations. There can be no assurance whether a transaction will occur with King or any other party or at what price.

Litigation directly or indirectly resulting from King’s unsolicited tender offer may negatively impact the Company’s business, results of operations and financial condition.
     Shareholder purported class action lawsuits have been filed against the Company and its directors in New Jersey and Delaware contending that the Company’s directors breached their fiduciary duties in connection with King’s unsolicited tender offer, including by adopting and maintaining the Rights Agreement, dated as of September 1, 2008. Other lawsuits may continue to be filed against the Company and its directors with similar or additional allegations. Such claims and any resultant litigation could subject the Company to liability, could be time consuming and expensive to defend, and could result in the diversion of the Company’s time and attention, any of which could materially and adversely affect the Company’s business, results of operations and financial condition.
     In addition to the above and the other information set forth in this Report, see also the factors discussed in Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. These collective risks could materially affect the Company’s business, financial condition and future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company, or that the Company currently deems to be immaterial, also may materially and adversely affect the Company’s business, financial condition or operating results. Other than those set forth above, there have been no material changes in the Company’s risk factors as set forth in its Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides certain information with respect to the Company’s purchases of shares of its common stock during the third fiscal quarter of 2008:
Issuer Purchases of Equity Securities(a) (dollar amounts in thousands, except amounts per share):

			Total Number	Approximate Dollar
			of Shares	Value of Shares that
	Total Number of	Average Price	Purchased as	May Yet Be
	Shares	Paid per	Part of Publicly	Purchased
Period	Purchased	Share	Announced Plan	Under the Plan(b)
July 1, 2008 through July 31, 2008	1,516,657	$23.42	1,516,657	$—
August 1, 2008 through August 31, 2008	—	—	—	—
September 1, 2008 through September 30, 2008	—	—	—	—

Total	1,516,657	$23.42	1,516,657	$88,083

(a)	On April 14, 2008, the Company announced that its Board of Directors approved a stock repurchase program, authorizing the Company to buy back up to $150 million of the Company’s common stock. According to the program, share repurchases take place on the open market from time-to-time based on market conditions. The repurchase program began in May 2008 and has a maximum duration of twenty-four months. Any shares acquired will be available for general corporate purposes.

(b)	Net of commissions paid to the Company’s agent.

Item 6. Exhibits
10.1g	Letter Amendment amending the Amended and Restated Loan and Security Agreement, dated March 10, 2006, as amended, among the Company, certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as a lender and collateral and administrative agent, dated October 7, 2008.

10.98	Alpharma Inc. Executive Change in Control Plan, Amended and Restated effective September 1, 2008.

10.99*	Development and License Agreement between DURECT Corporation and Alpharma Ireland Limited, dated as of September 19, 2008.

31.1	Certification by the Chief Executive Officer under Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer under Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alpharma Inc.
(Registrant)

Date: October 29, 2008	/s/ Jeffrey S. Campbell
Jeffrey S. Campbell
Executive Vice President and Chief Financial Officer

Date: October 29, 2008	/s/ Donald I. Buzinkai
Donald I. Buzinkai
Vice President, Controller and Principal Accounting Officer